Form 10QSB
period 1996-05-31
MILLER DIVERSIFIED CORP
filed 1996-07-31
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB


                  Quarterly Report Under Section 13 or 15 (d)
                   of the Securities and Exchange Act of 1934



                       For the Quarter Ended May 31, 1996

                        Commission File Number 01-19001

                         MILLER DIVERSIFIED CORPORATION
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             Nevada                                          84-107093
- --------------------------------                       ---------------------
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification Number)



                                Mailing Address:
                           23360 Weld County Road 35
                            La Salle, Colorado 80645
                     -------------------------------------
                    (Address of Principal Executive Office)


                                 (970) 284-5556
               -------------------------------------------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES   X      NO
                                 ------       ------

     Number of shares of Common Stock, par value $.0001, outstanding on May 31, 1996, 5,764,640.


     Transitional Small Business Disclosure Format: YES       NO   X
                                                        -----    -----

                         PART I - FINANCIAL INFORMATION

 Item 1 - Financial Statements

 MILLER DIVERSIFIED CORPORATION AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS
- --------------------------------------------------------------------------------
                                                          May 31,    August 31,
                                                           1996         1995
- --------------------------------------------------------------------------------

ASSETS
- ------

Current Assets:
  Cash                                                 $   191,130  $    72,272
  Trade accounts receivable                                758,737    1,218,614
  Trade accounts receivable - related party                 15,206       38,647
  Account receivable - related party                       119,800      156,015
  Current portion of note receivable - related party            --      112,781
  Income taxes receivable                                       --       11,082
  Inventories                                              235,306      131,142
  Prepaid expenses                                          27,798       13,735
  Deposits on feeder cattle                                     --       57,800
- --------------------------------------------------------------------------------
    Total Current Assets                                 1,347,977    1,812,088
- --------------------------------------------------------------------------------
Property and Equipment:
  Land held for sale                                       700,000      700,000
  Feedlot facilities under capital lease
    - related party                                      1,497,840    1,497,840
  Equipment                                                 78,354       71,486
  Equipment under capital leases - related party           347,957      351,957
  Leasehold improvements                                    37,211       34,311
                                                         2,661,362    2,655,594
  Less: Accumulated depreciation and amortization          668,007      546,620
- --------------------------------------------------------------------------------
    Total Property and Equipment                         1,993,355    2,108,974
- --------------------------------------------------------------------------------
Other Assets:
  Notes receivable - related party                         250,000      250,000
  Water shares held for sale                               120,000      120,000
  Deposits and other                                         1,600        1,500

    Total Other Assets                                     371,600      371,500

TOTAL ASSETS                                           $ 3,712,932  $ 4,292,562
- --------------------------------------------------------------------------------
Continued on next page.

 MILLER DIVERSIFIED CORPORATION AND SUBSIDIARIES

 -------------------------------------------------------------------------------
                                                           May 31,   August 31,
                                                            1996         1995
 -------------------------------------------------------------------------------

 LIABILITIES
 -----------

 Current Liabilities:
  Notes payable                                        $         -- $   676,000
  Trade accounts payable                                    596,501     615,998
  Accrued income taxes payable                               36,445      30,200
  Accrued expenses                                           15,247      17,936
  Customer advance feed contracts                           207,052      34,304
  Customer advance feed contracts - related party           176,856     149,395
  Current portion of capital lease
    obligations-related party                                61,278     106,322
- --------------------------------------------------------------------------------
    Total Current Liabilities                             1,093,379   1,630,155

Capital Lease Obligations - related party                 1,057,463   1,095,135

Obligation Payable                                               --     240,289

Deferred Gain                                                 4,654      18,617
- --------------------------------------------------------------------------------
Total Liabilities                                         2,155,496   2,984,196
- --------------------------------------------------------------------------------
Commitments
- --------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
- --------------------

Preferred Stock                                                  --          --
Common  Stock, par  value $.0001 per share; 25,000,000
 shares  authorized;  6,554,799  issued;  and 5,764,640
 shares outstanding                                             655         655
Additional Paid-In Capital                                1,654,649   1,654,649
Retained Earnings (Deficit)                                 235,227     (13,843)
                                                          ----------------------
                                                          1,890,531   1,641,461
Less: Treasury stock, at cost                               333,095     333,095
- --------------------------------------------------------------------------------
Total Stockholders' Equity                                1,557,436   1,308,366
- --------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  3,712,932 $ 4,292,562
- --------------------------------------------------------------------------------

See Accompanying Note to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
- --------------------------------------------------------------------------------
Nine Months Ended May 31,                                  1996          1995
- --------------------------------------------------------------------------------

Revenues:
  Feed and other sales                                 $  7,487,836 $ 5,040,152
  Feedlot services                                        1,174,498   1,535,030
  Interest                                                   24,478      19,036
  Interest on notes receivable related party                 11,250      12,533
  Debt relief income                                         95,289          --
  Other                                                     316,740     181,092
- --------------------------------------------------------------------------------
Total Revenues                                            9,110,091   6,787,843
- --------------------------------------------------------------------------------

Costs and Expenses
  Cost of feed and other sales                            6,839,499   4,544,417
  Cost of feedlot services                                  933,679   1,284,599
  Selling, general and administrative                       925,153     740,555
  Interest                                                   28,404      32,935
  Interest on capital leases - related party                 94,553      99,029
- --------------------------------------------------------------------------------
Total Costs and Expenses                                  8,821,288   6,701,535
- --------------------------------------------------------------------------------
Earnings before Income Taxes                                288,803      86,308

Income Taxes                                                 39,733      23,730
- --------------------------------------------------------------------------------
NET EARNINGS                                           $    249,070 $    62,578
- --------------------------------------------------------------------------------


EARNINGS PER COMMON SHARE AND
  COMMON EQUILAVENT SHARE                              $        .04 $       .01
- --------------------------------------------------------------------------------

Weighted Average Number of Common and
  Common Equilavent Shares Outstanding                    5,764,640   5,764,640
- --------------------------------------------------------------------------------

See Accompanying Note to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
- --------------------------------------------------------------------------------
Three Months Ended May 31,                                  1996        1995
- --------------------------------------------------------------------------------

Revenues:
  Feed and other sales                                 $  2,958,424 $ 1,741,210
  Feedlot services                                          401,348     387,367
  Interest                                                    2,905       5,558
  Interest on notes receivable related party                  3,750       3,954
  Debt relief income                                         95,289          --
  Other                                                     119,893      27,133
- --------------------------------------------------------------------------------
Total Revenues                                            3,581,609   2,165,222
- --------------------------------------------------------------------------------

Costs and Expenses:
  Cost of feed and other sales                            2,744,558   1,548,709
  Cost of feedlot services                                  301,586     269,955
  Selling, general and administrative                       302,151     248,695
  Interest                                                    1,459       6,753
  Interest on capital leases - related party                 30,895      32,257
- --------------------------------------------------------------------------------
Total Costs and Expenses                                  3,380,649   2,106,369

Earnings Before Income Taxes                                200,960      58,853

Income Taxes                                                 12,810      18,337
- --------------------------------------------------------------------------------
NET EARNINGS                                           $    188,150 $    40,516
- --------------------------------------------------------------------------------


EARNINGS PER COMMON SHARE AND
  COMMON EQUIVALENT SHARE                              $        .03 $       .01
- --------------------------------------------------------------------------------

Weighted Average Number of Common and
  Common Equivalent Shares Outstanding                    5,764,640   5,764,640
- --------------------------------------------------------------------------------

See Accompanying Note to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------
Nine Months Ended May 31,                                   1996        1995
- --------------------------------------------------------------------------------

 Cash Flows from Operating Activities:
   Cash received from customers                        $  9,423,136 $ 7,288,254
   Cash paid to suppliers and employees                  (8,674,373) (6,784,059)
   Interest received                                         35,727      31,569
   Interest paid                                           (127,851)   (135,300)
   Tax refunds received                                          --      57,146
   Taxes paid                                               (22,406)         --
- --------------------------------------------------------------------------------
     Net Cash Provided  by
       Operating Activities                                 634,233     457,610
- --------------------------------------------------------------------------------
 Cash Flows From Investing Activities:
   Acquisition of property and equipment                    (15,497)    (34,961)
   Proceeds from sale of equipment                                --        710
   Proceeds from sale of investments - subsidiaries          44,929          --
   Collections on loan to related parties                   112,781      60,544
   Loan to related party                                         --    (185,000)
- --------------------------------------------------------------------------------
    Net Cash Provided (Used) by
      Investing Activities                                  142,213    (158,707)
- --------------------------------------------------------------------------------
 Cash Flows From Financing Activities:
   Proceeds from notes payable                            1,420,000   3,028,000
   Principal payments on:
     Short-term notes payable                            (2,096,000) (3,236,000)
     Capital lease obligations - related party              (79,271)    (82,938)
   Net increase in short-term cattle financing               97,683      21,102
   Increase in cash overdraft                                    --      67,031
- --------------------------------------------------------------------------------
     Net Cash Used by
       Financing Activities                                (657,588)   (202,805)
- --------------------------------------------------------------------------------
Net Increase in Cash                                        118,858      96,098

Cash, Beginning of Period                                    72,272      49,348
- --------------------------------------------------------------------------------
Cash, End of Period                                    $    191,130 $   145,446
- --------------------------------------------------------------------------------

Continued on next page.

 ..                                   -6-

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARIES

- --------------------------------------------------------------------------------
Nine Months Ended May 31,                                 1996        1995
- --------------------------------------------------------------------------------
RECONCILIATION OF NET EARNINGS TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:

 Net earnings                                          $    249,070 $    62,578
 Adjustments to reconcile net earnings to net
   cash provided (used) by operating activities:
     Gain on sale of investments - subsidiaries             (20,000)         --
     Depreciation and amortization expense                  123,386     126,050
     Amortization of deferred gain                          (13,963)    (13,963)
     Changes in assets and liabilities net of
       short-term cattle financing:
         (Increase) decrease in:
           Trade accounts receivable                        254,374      83,761
           Trade accounts receivable - related party         23,441      86,871
           Accounts receivable - related party               61,080    (119,883)
           Income taxes receivable                           11,082      69,063
           Inventories                                      (68,410)    132,238
           Prepaid expense                                  (14,063)    (11,121)
           Deposits and other                                  (100)        150
         Increase (decrease) in:
           Trade accounts payable and accrued expenses       62,171     (34,595)
           Accrued participation losses - related party          --    (298,850)
           Customer advance feed contracts                  172,748     174,282
           Customer advance feed contracts - related party   27,461     201,029
           Income taxes payable                               6,245          --
           Obligation payable                              (240,289)         --
- --------------------------------------------------------------------------------
 Net Cash Provided by Operating Activities              $   634,233 $   457,610
- --------------------------------------------------------------------------------

 SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES


 Reduction of long-term capital lease with  a related
  party  for  an  equipment item returned to  lessor    $        --   $    2,000

- --------------------------------------------------------------------------------

 See Accompaning Note to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARIES

NOTE TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------

The consolidated balance sheets as of May 31, 1996 and August 31, 1995, the consolidated statements of earnings for the three months and nine months ended May 31, 1996 and 1995 and consolidated statements of cash flows for the nine months ended May 31, 1996 and 1995 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condense or omitted as allowed by the rules and regulations of the Securities and Exchange Commission.

In preparation of the above-described financial statements, all adjustments of a normal and recurring nature have been made. The Company believes that the accompanying unaudited financial statements contain all adjustments necessary to present fairly the results of operations and cash flows for the periods presented. Further, management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the annual financial statements and the notes thereto. The operations for the nine months and three months periods ended May 31, 1996 are not necessarily indicative if the results to be expected for the year.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations
- -------------

Results of Operations
- ---------------------

A summary of the net earnings (loss) by quarter for the nine months ended May 31, 1996, compared to the same periods the year before is as follows:

                                                                       Increase
        Nine Months Ended May 31,          1996            1995       (Decrease)
        ------------------------------------------------------------------------

        First Quarter                   $   63,986     $  (10,300)    $  74,286
        Second Quarter                      (3,066)        32,362       (35,428)
        Third Quarter                      188,150         40,516       147,634

        Nine Monhs Combined             $  249,070     $   62,578     $ 186,492

The most significant factor that affects operating results is the average head numbers of cattle per day ("average head days") in the Company's feedlot because feed is sold and feedlot services are rendered to the cattle owners. Sales of feed and feedlot services account for 95 % or more of the Company's revenues. The average head days for the periods being compared were as follows:

                                                                     Increase
        Nine Months Ended May 31,          1996           1995      (Decrease)
        ------------------------------------------------------------------------
        First quarter                     15,782         13,257        2,525
        Second quarter                    15,038         13,995        1,043
        Third quarter                     16,093         15,012        1,081
        Nine months combined              15,466         13,933        1,533


The 1,533, or 11.0 %, increase in average head days, impacts several areas, as described below.

     Another factor that affected earnings for the nine months ended May 31, 1996 and 1995, and that did or will impact average head numbers and earnings later in the fiscal year is the Company's "fall calf program". As a service to customers, the Company purchases for them calves weaned in the fall and places them with local farmer-feeders who feed and care for them until the following February through April when they are transferred to the Company's feedlot. These fall calf programs are undertaken on essentially a breakeven basis; that is, the amounts paid to the farmer-feeders are about the same as amounts charged to the customers. The Company offers this service to improve placements in February through April when cattle placements are usually low. The revenues are recorded as sales of feedlot services and the costs as the cost of feedlot services. Therefore, a high volume in the fall calf program can reduce the gross profit percentage on sales of feedlot services. For the nine months ended May 31, 1996, the Company had 1,310 head in its fall calf program as compared to 4,200 head the previous year. Therefore, the sales and costs for 1996 were about $398,800 less than for 1995, and did cause an increase in the gross profit percentage from sales of feedlot services.

     Management does not believe that this decrease in the "fall calf program" will adversely affect future average head numbers due to anticipated placements from other customers.

     Other key factors that affect earnings are the gross profit percentages on feed and other sales, and on feedlot services. The following is a brief summary of gross profit and gross profit percentages on feed and other sales:

                                                                      Increase
     Nine Months Ended May 31,             1996            1995      (Decrease)
     ---------------------------------------------------------------------------
     Feed and other sales               $7,487,836     $5,040,152    $2,447,684
     Cost of feed and other sales        6,839,499      4,544,417     2,295,082
     ---------------------------------------------------------------------------
     Gross Profit                       $  648,337     $  495,735    $  152,602
     Gross profit percentage                  8.7%           9.8%         (1.1%)

     Ingredients sold in rations are separately marked up so the gross profit percentage on feed sales is affected by the mix of ingredients sold as well as management's discretionary pricing decisions, and feed sold under future delivery contracts at lower markups. Due to unusually high ingredient costs during the period ended May 31, 1996, the Company has altered both its pricing structures and the type of ingredients fed to maintain its competitive edge by keeping feeding costs down. This has resulted in a minor decrease in the gross profit percentage, but management does not expect this decrease to have a major impact on the Company's operations.

     The following is a brief summary of the gross profit and gross profit percentages on sales of feedlot services:

                                                                     Increase
       Nine Months Ended May 31,           1996            1995     (Decrease)
       -----------------------------------------------------------------------
       Sales of feedlot services        $1,174,498     $1,535,030   $(360,532)
       Cost of feedlot services            933,679      1,284,599    (350,920)
       -----------------------------------------------------------------------
       Gross profit                     $  240,819     $  250,431   $  (9,612)
       Gross profit percentage               20.5%          16.3%        4.2%


     Sales of feedlot services consist primarily of yardage (pen rent) charged to the owners of the cattle on feed and grain processing charged for the processing of certain feed stuffs before then can be fed to the cattle. Yardage charges and grain processing for the nine months ended May 31, 1996 increased $38,300 or 4.9% from the same period the prior year due to the increased head number and mix of ingredients as described above.

     The cost of feedlot services consists largely of feedlot operating expenses. Although the cost of feedlot services decreased $350,920 for the nine months ended May 31, 1996 compared to the same period the prior year this decrease is reduced by the cost of the "fall calf program" as described above, of $398,800. This results in an increase in the cost of feedlot services of $47,880. Primarily as a result of the increase in average head days labor costs increased $34,900 and equipment repair costs increased $13,500. The balance of the change is due to increases and decreases in various expenses.

     The  increase  in  gross  profit   percentage  of  feedlot  services  is  a
combination of the increase in revenues and expenses and the decrease in the "fall calf program" as noted above.

     Other revenues increased $135,600 primarily as the result of the revenues generated by the Company's two commodity brokerage subsidiaries, LaSalle Commodity and Cattle Services Co. and Miller Trading Co. Commission revenues increased $162,995 or 88.2% for the nine months ended May 31, 1996 over the same period the prior year when Miller Trading Co. had just began to generate revenues. Interest income increased $4,159 or 13.2% for the nine months ended May 31, 1996 over the same period the prior year due to the Company's "carrying" or financing more customer feeding charges. The balance of the increase is the result of increases and decreases in various accounts.

     In May 1996, the Company sold the two commodity brokerage subsidiaries, LaSalle Commodity and Cattle Services Co. and Miller Trading Co. to a related party. Although the subsidiaries had been generating revenue, they were not profitable. Management also considered the goals of the Company as they relate to diversity in agriculture and the effects the two subsidiaries might have on possible future acquisitions and/or mergers in making its decision to sell the subsidiaries. Although revenues will decline as a result of the sale, expenses will decline farther.

     During the nine months ended May 31, 1996 the Company settled an obligation that was assumed by the Company with the Company's merger with Genetic Engineering, Inc. for less than the amount the Company had been reporting the obligation. The terms of the settlement resulted in a gain of $95,289.

     Selling, general, and administrative expenses increased $184,600 for the nine months ended May 31, 1996 over the same period the prior year. Payroll expenses related to the increase in the commission revenues as described above increased $52,600, while telephone and advertising expenses, the two most prevalent expenses for the commodity brokerage subsidiaries, increased $36,700. For the nine months ended May 31, 1996, the Company incurred $35,500 in customer death loss adjustments. These adjustments, although not required, are made to customers for the purpose of creating goodwill and/or when management feels that the death loss is out of the ordinary. Nonwage payroll expenses increased $39,900 for the period ended May 31, 1996 over the same period the previous year, partially as the result of the increased payroll expenses as described above and normal cost increases. The balance of the increase in selling, general, and administrative expenses are various increases and decreases in several accounts.

     Income taxes are directly related of the net earnings before income taxes and certain assumptions made with the estimations. For the nine months ended May 31, 1996, income taxes increased $16,000 from the same period the prior year while pretax profits increased $202,495. This desparity is the result of certain amounts of the debt releif income are offset by a net operating loss carry forward.

Liquidity and Capital Resources
- -------------------------------

     For the nine months ended May 31, 1996, the internally-generated funds from operating activities were $634,233 compared to $457,610 for the same period the previous year, an increase of $176,623. Cash received from customers for the period increased $2,134,882, and cash paid to suppliers and employees increased $1,890,314, for a total cash increase of $244,568. Interest received for the period increased $4,158, while interest paid decreased $7,449, for a total cash increase of $11,607. For the period ended May 31, 1996, net income tax payments totalled $22,406 compared to net income tax refunds received the previous year of $57,146, a net cash decrease of $79,552.

     The net cash provided by investing activities increased $300,920 for the nine months ended May 31, 1996 compared to the same period the previous year. For the period ended May 31, 1996, acquisition of property and equipment decreased $19,464, while collections on loans from related parties increased $52,237. The Company made no additional loans to related parties for the nine months ended May 31, 1996, compared to loans made the prior year of $185,000, a decrease is funds used by investing activities of $185,000.

     The net cash used by financing activities was $657,588 for the nine months ended May 31, 1996, an increase of $454,783 from the usage of $202,805 for the same period the prior year. The change in net borrowings over repayments of notes and other obligations resulted in a $468,000 increase in funds used for the nine months ended May 31, 1996 compared to the same period the previous year. Net short-term cattle financing for the nine months ended May 31, 1996 provided $97,683 compared to the provision of funds the same period the prior year of $21,102, an increase in funds provided of $76,581. The change in the cash overdraft, which provided $67,031 for the nine months ended May 31, 1995 compared to no activity in the current year, resulted in a decrease in funds provided by financing activities of $67,031.

     The Company's working capital (current assets minus current liabilities) increased by $72,665 during the nine months ended May 31, 1996 from $181,933 at August 31, 1995 to $254,598 at May 31, 1996. There were offsetting increases and decreases to several current assets and current liabilities as shown on the consolidated balance sheets.

     Trade accounts receivable were reduced by $459,877 for the nine months ended May 31, 1996 due to collections of financed amounts from customers. The reduction in trade accounts receivable from related parties is due to the decrease in sales to related parties.

     Inventories increased $104,164 due to feeder cattle held for sale to a customer in the amount of $35,700 were not in inventory at August 31, 1995 and due to additional feed ingredient inventories on hand.

     Deposits on feeder cattle decreased $57,800 due to the fact that the cattle for which the deposits had been made have been delivered to the feedlot, and the deposit made for them has been applied against the purchase price.

     Notes payable were reduced by $676,000 for the nine months ended May 31, 1996 mainly because of the increase in customer advance feed contracts of $200,209 and the decrease in trade accounts receivable described above. Customers make advance purchases of feed ingredients primarily during December both for tax purposes and to stabilize their feeding costs. These advance payments provide additional cash which lessens the amount of borrowed funds required.

     The Company has a revolving line of credit of $200,000 from a local bank that matures December 31, 1996 and bears interest at 2% over the prime rate (actual rate of 10.25% at May 31, 1996). There was no outstanding balance at May 31, 1996 which meant that the Company could generate an additional $200,000 cash if needed under this line of credit. The note is secured by feed accounts receivable, feed inventories, and equipment, and is guaranteed by one officer/director. Miller Feeders, Inc. (MFI) has a $300,000 revolving line of credit at the same local bank for the procurement of feeder cattle for resale to customers. The line matures on December 31, 1996 and bears interest at 2% over the prime rate (actual rate of 10.25% at May 31, 1996). There was no outstanding balance at May 31, 1996 which meant that MFI could borrow up to $300,000 to purchase feeder cattle for resale to customers. The line is secured by feeder cattle inventories and feeder cattle accounts receivable and guaranteed by one officer/director. In June 1996 the Company obtained an additional $300,000 line of credit at the same local bank for the same terms and maturing December 31, 1996 for the purpose of carrying a customer's feeding charges.

     The Company had no material commitments for capital expenditures at May 31, 1996.

     Management   believes  it  has  adequate  financial  resources  to  conduct operations at present and reasonably anticipated levels.

                           PART II - OTHER INFORMATION


Items 1 through 6 - None
- ------------------------

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MILLER DIVERSIFIED CORPORATION
                                    ------------------------------
                                    (Registrant)



        Date:  July 18, 1996        \s\ JAMES E. MILLER
                                    -------------------------------------
                                        James E. Miller
                                        President,Chief Executive Officer
                                        Chief Financial Officer



        Date:  July 18, 1996        \s\ STEPHEN R. STORY
                                    --------------------------------------
                                        Stephen R. Story
                                        Secretary-Treasurer