Form 10KSB
period 1996-08-31
MILLER DIVERSIFIED CORP
filed 1996-12-16
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------
                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                         ------------------------------
                    For the fiscal year ended August 31, 1996

                          Commission File No. 01-19001


                         MILLER DIVERSIFIED CORPORATION
              --------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             Nevada                                   84-1070932
     ------------------------                     -------------------
    (State or other jurisdic-                      (I.R.S. Employer
    tion of incorporation or                     Identification No.)
         organization)
                                Mailing Address:
                                  P. O. BOX 937
                            La Salle, Colorado 80645


                            23360 Weld County Road 35
                            La Salle, Colorado 80645
                      ------------------------------------
                     (Address of Principal Executive Office)


     Registrant's telephone number including area code: (970) 284-5556

     Securities registered pursuant to Section 12(b) of the Act: None.

     Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0001 Par Value
                                       ---------------
                                 Title of Class


Indicate by checkmark whether the registrant (1) has filed all reports required to have been filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES   X     NO
                                    ----       -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B if not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. X


Registrant's revenues for its most recent fiscal year were $12,194,325.

The aggregate market value of voting stock held by nonaffiliates of the Registrant was $811,023.08 based on the closing bid and ask prices as reported on the NASD Over-the-Counter Bulletin Board on November 22, 1996.

There were 6,364,640 shares of common stock $.0001 par value outstanding as of August 31, 1996.

Documents incorporated by reference: None.

                                     PART I

ITEM 1.DESCRIPTION OF BUSINESS
------------------------------

General Development of Business.
--------------------------------

     Miller Diversified Corporation (the Company) is a publicly-held Nevada corporation that was formed in 1987 as the result of several transactions and mergers of predecessor companies. In 1987, the Company acquired the commercial cattle feeding business and some farms of Miller Feed Lots, Inc. (MFL), a related entity as described later herein. The farms were subsequently sold, but the Company's principal business is sti ll commercial cattle feeding that is operated on a feedlot facility and wi th equipment leased from MFL. The Company formally had four wholly-owned subsidiaries: Miller Feeders, Inc. (MFI), acquired in 1987; La Salle C ommodity and Cattle Services Co. (LCCS), acquired in 1990; Genetic Engin eering, Inc. (GEI), acquired in 1992; and Miller Trading Co. (MTC) for med by the Company in January 1995. A brief description of the operations or status of each of the subsidiaries is as follows:

     1. MFI is a cattle brokerage company that earns commissions from the purchasing of feeder cattle and selling finished cattle for the Company's cattle feeding customers, and for brokering certain
          "outside" cattle purchases and sales. MFI has the required bond to enable it to receive and distribute the sales proceeds from the sale of feeding customers' cattle.

     2. LCCS earns fees for the execution of commodities futures and option contract trades for the Company's cattle feeding customers and others. As described herein, LCCS was sold to Miller Feed Lots, Inc. in May 1996.

     3. GEI was engaged in livestock research and development projects and the sale of semen and embryos until 1986, when it ceased such operations due to insufficient revenues and capital. GEI owns approximately 50 acres of land with some buildings and improvements (see Item 2 below) where its operations were conducted. The Company intends to sell GEI's real estate (which has been written down). As described herein, GEI was merged into the Company in July 1996.


     4. MTC earns fees for the execution of retail commodities futures and option contract trades for customers nation wide. MTC was not in direct competition with LCCS because LCCS is considered, because of its clientele, to be commercial. As described herein, MTC was sold to Miller Feed Lots, Inc. in May 1996.

     The Company is actively seeking additional acquisition and merger candidates. Mergers or acquisitions probably would be accomplished by issuing or exchanging securities of the Company for assets or securities of the company to be acquired or merged, or by selling its securities to the public and using the proceeds for an acquisition or merger. Such transactions may be accomplished by an action of the Board of Directors, with or without a vote of the stockholders, but, of course, in compliance with the Company's Articles of Incorporation and Bylaws and applicable laws. The Company does not contemplate any "hostile takeovers" and intends to acquire other businesses only on a mutually agreeable basis.

     The Company is headquartered near La Salle, Colorado at the site of its cattle feeding operations. La Salle is about 40 miles northeast of Denver, Colorado in the South Platte River Valley of Weld County.

Products and Services
---------------------

     The Company's principal business is custom cattle feeding, which is the selling of feed and services to customers who place their cattle in the Company's feedlot. Occasionally the Company feeds some cattle for its own account. Typically, customers are ranchers and exerienced cattle feeders. Cattle feeding customers are charged for feed consumed by their cattle and a flat amount per head per day, referred to as "yardage" for use of the feedlot facilities. Feed sales usually account for 75% to 85% of the Company's revenues. The Company and its subsidiaries provide complete feedlot services, which include assisting customers with outside financing, purchasing feeder cattle, making trucking arrangements, selling finished cattle, and assistance with hedging transactions. The Company, prior to the sale of LCCS and MTC derived commissions and fees from buying and selling customers' cattle and executing hedging transactions.

     Most customers have their cattle delivered to the feedlot or authorize the Company to purchase feeder cattle for them. Feeder cattle are usually delivered at weights between 500 and 900 pounds. Lighter weight feeder cattle may be "backgrounded," that is, placed on pasture grazing until they reach the size that entry into the feedlot is deemed most profitable. Newly-weaned calves are often placed with local farmers who have sheltered facilities, where they are fed a growing ration until they reach the desired size to place them in the feedlot.

     Once cattle enter the feedlot to be finished, they are usually fed from three to six months, depending upon a variety of factors. The customer and Company's management, often with the assistance of a nutritionist, plan custom rations for the cattle considering such variables as size, sex, breed, and age of the feeder cattle. Feed ingredients are purchased by the Company, stored on the premises, mixed into rations and sold to the customer. The Company marks up its cost of the feed for sale to customers. The customer is invoiced at least twice per month for feed and yardage, and payment is due upon receipt of the invoice except for ingredients the customer may have prepaid. The Company follows certain procedures in managing its operations which include among others: (a) physically identifying cattle as they are delivered by brand or ear tags so that all customers' cattle are distinguishable; (b) all cattle, feed, and funds of customers are strictly accounted for with specifiC identification utilizing sophisticated computerized methods; (c) billing procedures are fully automated and current so that customers are sent an itemized billing with a complete breakdown of costs for each lot of cattle they own; (d) weighing of all feed and cattle to be sold is done on sealed scales,certified by the Colorado Department of Agriculture; (e) environmental standards of the feedlots are maintained to exceed all government regulation; and (f) adhering to all laws and regulations pertaining to the cattle feeding industry. Cattle fed at the Company's feedlot are given growth promotents unless otherwise requested by the customer.

     Once cattle reach finished weights, it is not economically feasible to hold and feed those animals any longer, as further weight gains do not justify additional feed and feedlot costs. As a result, cattle feeders are subject to prevailing market prices of cattle at the time of finishing.

     When the cattle are finished, the Company often delivers them to a purchaser (usually a meat packer) designated by the customer or assists the customer in selling the cattle. Finished cattle are sold to any of several packers, most of whom have buyers who visit the Company's feedlot on a regular basis. One major meat packing plant is about 15 miles from the Company's feedlot.

     Feeder cattle, finished cattle, and feed are moved by truck, and excellent trucking services are available because Weld County is a major feed crop and cattle feeding area. The Company's cattle feeding business is somewhat seasonal because most calves from the Rocky Mountain and northern plains areas are weaned and ready to go to a feedlot in the fall. The cows are bred to calve in the spring and wean their calves in the fall. However, the Company can and does purchase feeder cattle from southern and west coast ranches at nearly any time of the year.

     The Company has no backlog of orders for its products or services and does not anticipate any significant backlog of orders in the foreseeable future. The Company did no research relating to the development of new products or services during the last fiscal year. No new products will be introduced in the coming year, and no employees will be engaged in research or new product development during the next year.

Raw Materials
-------------

     The Company's main raw materials are cattle feed consisting primarily of silage, hay, corn (or wheat), protein supplement, Bio-maize (a by-product of corn sweetner production) and other minor ingredients. The Company purchases most of its feed from local farmers or brokers. Northern Colorado, which includes Weld County, is a major crop production area with a reputation for quality crops and consistent yields. Becausemost of the land is irrigated, local farmers do not have to depend exclusively on rainfall, and drought is not often a factor. Shortages of feed crops are rare in the United States, and especially in Weld County.


     While there have been significant price fluctuations for certain feed ingredients, especially corn, shortages have not developed. Although most feed comes from local sources, excellent truck and rail systems give the Company access to feed produced in Nebraska and Iowa.

Major Customers
---------------

     During the fiscal year ended August 31, 1996, the Company had two customers that accounted for more than 10% of the Company's consolidated revenues. Sales to those customers totalled $8,021,853 or 66% of total revenues.

     During the fiscal year ended August 31, 1995, the Company had two customers that accounted for more than 10% of the Company's consolidated revenues. Sales to these customers totalled $4,037,501 or 43% of total revenues.

Competition
-----------

     Custom cattle feeding is a highly competitive business in which stability and quality services and facilities are more important than size. The Company's feedlot is well laid out and in good repair, and, therefore, "shows well" to customers. The Company's management has been engaged in cattle feeding at the site of the Company's feedlot for over 20 years and is known for stable, quality operations. The Company offers a full range of feedlot services, as described above, and seeks to be attentive to the inquiries and wishes of customers. The Company has an active marketing program of calls, visits, mailings, and seminars directed at attracting and developing new customers. Some customers have been with the Company for many years because they have received good service. However, other custom feeders, some with greater resources, are also engaged in marketing programs which often are directed at the same customers the Company is seeking. The Company's strategy is to provide complete quality service, conduct feeding operations to optimize the customers' cattle weight gains at the lowest cost possible, and continuously seek new customers to maintain and increase its competitive position.

Government Regulations
----------------------

     The Company is subject, directly and indirectly, to various Federal and State governmental regulations in its operations. The U.S. Food and Drug Administration is responsible for regulating the use of animal growth promotents and veterinary drugs, medicines, and vaccines.

     The U.S. Department of Agriculture is responsible for regulating certain other aspects of the agriculture business in which the Company may be engaged. Specifically, the activities of Miller Feeders, Inc. are subject to the Packers and Stockyards Act of 1921, as amended, and regulated by the Packers and Stockyards Administration. The Environmental Protection Agency is responsible for minimizing the environmental impact of animal pollutants. The Company does not believe it incurs any expenses in addition to its normal operating costs to specifically meet the requirements of environmental laws. Since some of the Company's customers participate in commodity futures transactions, certain activities may come under the jurisdiction of the Chicago Mercantile Exchange on livestock transactions, the Chicago Board of Trade on grain transactions, and the Commodity Futures Trading Commission and National Futures Association which oversees compliance on futures transactions. In addition, the Company is or may be subject to other regulations such as changes in freight rates, increases or decreases in exports or imports, and animal health inspection and brand inspection.

Employees
---------

     The Company employs between 25 and 35 persons at any given time. As of November 15, 1996, the Company had 32 employees.


ITEM 2. PROPERTIES
------------------

     On February 1, 1991, the Company executed a 25-year lease with an affiliated company, Miller Feed Lots, Inc. (MFL) to lease its feedlot facilities (the Facilities). All of the common stock of MFL is owned by Norman M. Dean and James E. Miller, who are officers and directors of the Company. Initially, the Facilities consisted of two feedlots with a total capacity of 35,000 head. However, effective August 1, 1992, the Company amended its lease with MFL to lease only one of the two feedlots that has a capacity of approximately 20,000 head of cattle. As a result of the amendment, the Company reduced its capital lease asset, net of accumulated amortization, and reduced its long-term capital lease obligation, to reflect the elimination of one of the feedlots. The Company will continue to lease one feedlot for the remainder of the 25-year term at the same monthly rent of 2 1/3 Cents per head per day, but with a minimum of $10,750 and maximum of $13,300 per month. The Company has an option to purchase the feedlot it leases for $1,300,000. The lease requires that the Company pay for all property taxes, insurance, and maintenance on the Facilities being leased. In the opinion of management, the leased facilities are adequately covered by insurance.

     As mentioned above, GEI which became a wholly-owned subsidiary of the Company in August 1992, was merged into the Company in July 1996 and is now operated as a division of the Company. This division includes approximately 50 acres of land in Thornton, Colorado, just north of Denver along the east side of Interstate 25 at the intersection of 136th Street. On the land are barns, stables, sheds, corrals, modular homes, and a laboratory/office building that were used in GEI's operations. This division also owns shares in an irrigation and reservoir company (the "water shares") that provide water rights for the property. Presently, the barns, stables, and corrals are being rented for boarding of horses and other livestock, and a home is being rented as a residence. At August 31, 1993 the property had a book value of $1,080,913 and was listed for sale for $1,200,000 including water rights. At the request of a prospective purchaser, the Company had an independent appraisal on the property prepared. The appraiser's report dated March 4, 1994 indicated the value of the property was $700,000, excluding the separately classified water shares that have a value of about $120,000. Therefore, in 1994, the book value of the property was written down by $380,913. The property, including the water shares, is now listed for sale for $820,000. The rental income derived from the property is not a major revenue source and does not meet the expenses of maintaining the property. The rental operations are just a part of a caretaking function to offset some of the expenses of holding the property until it can be sold.

     The property taxes on the leased feedlot Facilities amounted to $3,812 for the year ended August 31, 1996, based on the mill levy of .073769. The Company also paid property taxes on the GEI property held for sale of $11,935, based on the mill levy of .108432 for the same period.


     The Company does not have any specific restrictions on the types of real estate it may own or the percentages of assets that may be invested in any one investment, nor on the incurrence of debt or lease obligations to acquire properties. However, management does not intend to invest in any commercial, residential, or other properties that would be rented to tenants to derive income from the property investment. Further, management does not intend to invest in any real estate mortgages or securities of entities primarily engaged in real estate activities. The Company has no plans for the major renovation, improvement, or development of its leased feedlot Facilities or other properties.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     In August of 1994, Charles Srebnik, formerly a principal stockholder of GEI, brought suit against the Company in the United States District Court for the Southern District of New York (case number 94CF5839) for $238,237 for amounts allegedly loaned to GEI as summarized in a letter of agreement between the parties dated February 4, 1992. Another lawsuit was also filed in the District Court for Adams County, Colorado (case number 94CV1001) in August 1994, in which Mr. Srebnik sought no monetary damages, but did seek a Deed of Trust against GEI's property as security for amounts allegedly owed pursuant to the New York lawsuit. The Company settled both of the lawsuits in April 1996 for cash, inventories and patents valued at $226,117.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
----------------------------------------------------------

     No matters were submitted to a vote of the stockholders in the fourth quarter of the fiscal year covered by this Annual Report.

                                     PART II

ITEM 5. MARKET FOR THE COMMON STOCK AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------

     The number of record holders of the Company's common stock as of August 31, 1996, was 1,477 according to information furnished by the Company's transfer agent.

     The following table sets forth the high and low bid quotations for the Company's common stock, as reported by the National Quotation Bureau, Inc. Accordingly, the stock quotations listed below are not necessarily indicative of future trading activity or price trends.

               Quarter Ended                 High Bid  Low Bid
               -------------                 --------  -------
                1995
               ----
               November 30, 1994             $ .05     $ .03
               February 28, 1995             $ .03     $ .03
               May 31, 1995                  $ .06     $ .03
               August 31, 1995               $ .05     $ .04

               1996
               ----
               November 30, 1995             $ .04     $ .02
               February 29, 1996             $ .04     $ .02
               May 31, 1996                  $ .10     $ .02
               August 31, 1996               $ .10     $ .05

     The above prices are believed to be representative interdealer quotations, without retail markup, markdown, or commissions, and may not represent actual transactions. The Company's stock is traded on the NASD Over-the-Counter Bulletin Board.

     The Company has not paid any dividends on its common stock and the Board of Directors presently intends to continue a policy of retaining earnings for use in the Company's operations and to finance expansion of its business. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board of Directors in light of conditions then existing, including earnings, financial condition, capital requirements, and other factors. The terms of the Company's preferred stock give it a preference on the payment of dividends in any given year, but such dividends are noncumulative. There are currently no Preferred Shares issued and outstanding. No leasing, financing, or similar arrangements to which the Company is a p arty preclude or limit in any manner the payment of any dividend.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND
        RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Results of Operations for the Fiscal Year Ended August 31, 1995 as Compared to the Fiscal Year Ended August 31, 1995
--------------------------------------------------------------------------------

     The Company had a net income of $387,501 for the fiscal year ended August 31, 1996 as compared to a net income of $158,135 for the prior fiscal year. During the current fiscal year, the Company had two non-recurring incomes totaling $115,289. These non-recurring incomes were (1) $95,289 profit realized from the settlement of the obligation payable and associated lawsuites of Mr. Srebnik as noted previously and further detailed below and (2) $20,000 profit realized from the sale of the Company's subsidiaries LaSalle Commodity and Cattle Services Co. and Miller Trading Co. as previously noted.

     Key factors that affect revenues and profits from cattle feeding operations are average numbers of head per day in the feedlot (average head days) and gross profit percentages on feed and feedlot service sales. Average head days are important because the "cattle days " are the basis for feed sales and yardage charges. The average head days for the year ended August 31, 1996 were 15,205 as compared to 14, 404 for the previous fiscal year, an increase of 801, or 5.6%.

     The following is a comparison of the gross profit and percentages on feed and other sales between the year ended August 31, 1996 and the previous year:

                                   Years Ended August 31
                                 -------------------------      Increase
                                    1996           1995        (Decrease)
                                 ---------------------------------------

   Feed and other sales          $10,266,044     $7,042,252      $3,223,792
   Cost of feed and other sales    9,370,924      6,327,246       3,043,678

   Gross profit                  $   895,120     $  715,006      $  180,114

   Gross profit percentage              8.7%          10.2%           (1.5%)

Feed sales volume increased while the gross profit percentage decreased for the year ended August 31, 1996. The 45.8% sales volumn increase is the result of several factors.

     1.   The 5.6% increase in average head days meant more cattle were fed.

     2. The price of the ingredients were higher for the year ended August 31, 1996 due to adverse weather conditions in Texas and the Corn Belt region.

     3. The types of the rations fed during the current ye ar contained more of the higher priced ingredients due to the heavier weight of the cattle fed.

     The gross margin percentage decreased due to management's decision to lower the gross profit on certain ingredients during the time that ingredient prices were high to keep the cost to the customers down to maintain the Company's competitive edge and due to increased levels of customer advance feed contracts. The advance feed contracts are used, in part, by the customers to stabilize their ingredient cost which as the effect of lowering the Company's profit margin on the contracted ingredient.

     A comparison of the gross profit and percentages on sales of feedlot services between the two fiscal years is as follows:

                                    Years Ended August 31
                                   ------------------------    Increase
                                     1996          1995       (Decrease)
                                   --------------------------------------

     Feedlot sevices sales         $ 1,449,107   $1,944,043    $ (494,936)
     Cost of feedlot services        1,183,245    1,609,325    (426,080)

     Gross profit                  $   265,862   $  334,718    $  (68,856)
     Gross profit percentage             18.4%        17.2%          1.2%

     The feedlot services revenues and costs decreased for the year ended August 31, 1996 as compared to the prior year due to a reduction in the fall calf program sales and cost of sales, as discussed below, of $495,787.

     Although the average head days increased 5.6%, the associated yardage charges decreased $10,156 due to a pricing policy with certain customers that transfers revenues from feedlot services to feed sales. Revenue from the processing of grain increased $11,007 due to the changes in the types of ingredients sold as described above. This decrease is the re sult of the decrease of 1,300 head in the fall calf program to 2,100 head for the year ended August 31, 1996 compared to about 4,200 the prior fiscal year. Although the cost of feedlot services decreased $426,080 for th e year ended August 31, 1996 as compared to the prior year, the cost of t he fall calf program decreased $495,787 as described above. The remaining $69,707 increase in costs of feedlot services can be attributed to additional costs associated with the increased head numbers, such as payroll and equipment rents, which are more fixed in nature and not affected by the changes in ingredients.

     As a service to customers, the Company purchases calves for them as they are weaned in the fall and places them with local farmer-feeders who feed and care for them until the following February or March when they are transferred to the Company's feedlot. These fall calf programs are undertaken on essentially a break-even basis; that is, the amounts paid to the farmer-feeders are about the same as the amounts charged to the customers.

     Other revenues increased $130,028 for the year ended August 31, 1996 as compared to the prior fiscal year. Of this increase in other revenues, $95,289 is the result of the settlement of the lawsuits brought by Mr. Srebnik as described in Item 3. - Legal Proceedings above. This increase is the result of $20,000 profit earned in the sale of LCCS and MTC as well as increases and decreases in various commissions earned by MFI, LCCS, and MTC.

     Interest income increased $5,954 for the year ended August 31, 1996, as compared to the prior fiscal year primarily as a result of increased customer accounts receivable financing, in which the Company "carries" certain customers' feedlot charges until the cattle are market ed. Interest expense decreased $18,578 for the year ended August 31, 1996, as compared to the prior fiscal year primarily because of faster collections on feeder cattle sales accounts receivable. Interest revenue from a related party decreased $1,389 for the year ended August 31, 1996 as co mpared to the prior fiscal year as the result of decreasing balances in the interest-bearing notes receivable from the related party. Interest expense on capital leases from a related party decreased $8,048 for the year ended August 31, 1996 as compared to the prior year as the result of the decreasing balances on the equipment and facilities capital leases from the related party.

     Sales, general, and administrative expenses increased $99,114 for the fiscal year ended August 31, 1996 as compared to the prior fiscal year.

     This increase is the net result of increases and decreases in a number of expenses. The following are the most significant increases and decreases for the fiscal year ended August 31, 1996 as compared to the prior fiscal year:

                                                             Increase
                                                            (Decrease)

         1.  Commissions expense                             $ 43,783
         2.  Death loss adjustments                            39,289

         3.  Employee medical, dental and life insurance       16,412

     The Company incurred a net income tax benifit of $32,551 on pretax income of $354,950 for the year ended August 31, 1996 due to recording of a deferred income tax benifit of $124,018. The deferred income tax benifit is the result of the merger of the Company and GEI. The merger necessiated the recording of future benifits the Company will receive as the result of net operating loss carry forwards. With out this non-recurring event, the Company would have recorded an income tax expense of $91,467 (or 25.7%). This compares to an income tax expense of $23,452 (or 12.9%) on pre-tax earnings of $181,587 for the year ended August 31, 1995.

     Income taxes as a percentage of pretax income was less than the prevailing corporate rates for the years ended August 31, 1996 and August 31, 1995 as a result of the changes in the deferred tax asset valuation allowance and other factors as described in Note 7 of Notes to Consolidated Financial Statements.

     Management does not believe there are any potential lawsuits that will have a negative effect upon earnings for the year ending August 31, 1996. The lawsuits pending for the year ended August 31, 1995 with Mr. Srebnik, as previously noted, were settled during the current year and did not have a negative effect upon earnings.

     Management expects the level of average head day numbers to remain fairly stable in the foreseeable future, with additional placements by related parties and existing and new customers. The Company is continuing its efforts to solicit new customers to reduce the effect of related party and Company-owned cattle. Although fed cattle prices are still relatively low compared to prior periods, the cost of feeder cattle has declined to a level more in line with projected fed cattle prices.

Liquidity and Capital Resources
-------------------------------

     For the year ended August 31, 1996, cash generated internally by operating activities was $435,267 as compared to funds generated of $157,341 the prior year, an increase of $277,926. This increase is due to an increase in the cash received from customers of $3,135,439 which is offset by an increase in the cash paid to suppliers and employees of $2,793,452, a decrease of $24,577 in interest paid, a decrease in income taxes refunded of $53,647 and an increase in income taxes paid of $35,088.

     For the year ended August 31, 1996, there was cash provided by investing activities of $104,600 compared to cash used the prior fiscal year of $107,185, an increase of $211,785. Most of this change is due to a loan to a related party of $185,000 during the year ended August 31, 1995 while no additional loans were made in the current year. Proceeds from the sales of investments, LCCS and MTC, totaling $44,929 were provided in the year ended August 31, 1996, while there were no sales of investments during the previous year. The Company also increased the funds used to acquire equipment $16,288 for the year ended August 31, 1996.

     For the fiscal year ended August 31, 1996, cash used by financing activities was $525,588 as compared to cash used the prior year of $27,230, an increase of $498,358. This change is the result of three main factors: 1) there was a reduction in borrowings net of repayments of $574,000 for the year ended August 31, 1996 as compared to the prior year; 2) proceeds in the amount of $30,120 from the common stock issued from the exercise of warrants were received during the year ended August 31, 1996 but none were received the prior year; 3) cash was provided by the cash overdraft of $16,710 for the year ended August 31, 1996 compared cash used to reduce the cash overdraft of $28,495 to the prior year, an increase of $45,205 provided.

     Working capital (current assets minus current liabilities) was $281,511 at August 31, 1996 as compared to $181,933 a year earlier, an increase of $99,578. This change is due to the offsets of a number of increases and decreases in current assets and liabilities.

     The $404,760 decrease in trade accounts receivable from August 31, 1995 to August 31, 1996 is the net result of decreases in feed accounts receivable, feeder cattle accounts receivable and other miscellaneous accounts receivable. Feed accounts receivable were $247,188 less at August 31, 1996 than a year earlier as a result of reductions in accounts the Company "carried" or financed. This reduced level of financed accounts is related in part to the $516,000 decrease in notes payable. There were no feeder cattle accounts receivable at August 31, 1996 which was $133,434 less than at August 31, 1995. The increase in trade accounts receivable from related parties from August 31, 1995 to August 31, 1996 is the result of increased sales to the related parties for the year as compared to August 31, 1995. Accounts receivable-related parties (from MFL and its wholly owned subsidiaries) was $74,913 less at August 31, 1996 than at August 31, 1995. This increase is mainly due to there being less funds advanced to MFL than its charges to MDC for rents and freight, net of interest charges and loan payments by MDC. Due to the periodic charges and settlements between the companies, this balance varies from time to time.

     Inventories were $152,137 greater August 31, 1996 than at August 31, 1995 due to two main changes: (1) The inventory of feeder cattle temporarily held for resale at August 31, 1996 of $86,251 compared to none at August 31, 1995. (2) Feed ingredient inventories were about $66,000 higher at August 31, 1996 that at August 31, 1995. Specific ingredient levels will vary on a daily basis depending on availabily, season and deliveries.


     There was a cash overdraft at August 31, 1996 of $16,710 which was eliminated the next business day. There were no cash overdrafts at August 31, 1995. Trade accounts payable decreased $81,159 from $615,998 at August 31, 1995 to $534,839 at August 31, 1996. This decrease is the result of timing differences in delivery and payments for various expense items. Accrued income taxes payable was $86,579 at August 31, 1996 due to the income generated in the current year, compared to income taxes payable of $30,200 at August 31, 1995, a increase of $56,379. This increase is due to the increase in the pre-tax earnings of $173,363. Customer advance feed contracts decreased $19,397 and customer advance feed contracts-related party increased $25,868 from August 31, 1995 to August 31, 1996. Customers make advance purchases of feed ingredients for tax purposes and to stabilize their feeding costs.

     The Company has a revolving line of credit from a local bank that matures December 31, 1996 for which there was no outstanding balance at August 31, 1996. Therefore, the Company had $200,000 in unused credit available under its line of credit that could be used to gene rate cash if necessary. On June 26, 1996, the Company obtained a special bank line of credit of up to $300,000 to finance certain accounts receivable that matures December 31, 1996, for which the outstanding balance on August 31, 1996 was $160,000. Therefore, at August 31, 1996, the Company had unused credit available under this loan of $140,000. The Company expects to collect the receivables financed under this loan and to repay such loan by its maturity date. Both of the foregoing loans bear interest at 2.0% over the prime rate (actual rate at August 31, 1996 was 10.25%). The loans are secured by feed inventories, feed accounts receivable, general intangibles, and equipment. MFI has a $300,000 revolving line of credit with the same local bank for the procurement of feeder cattle for resale to customers that matures December 31, 1996 for which there was no outstanding balance at August 31, 1996. Therefore, MFI could borrow up to $300,000 to purchase feeder cattle for resale to customers. MFI's line of credit be ars interest at 2.0% over the prime rate (actual rate at August 31, 1996 was 10.25%). The line is secured by feeder cattle inventories and accounts receivable.

     The Company had no material commitments for capital expenditures at August 31, 1996.

     Management   believes  it  has  adequate  financial  resources  to  conduct operations at present and reasonably anticipated future levels.


ITEM 7.FINANCIAL STATEMENTS
---------------------------

     The Consolidated Financial Statements are filed as part of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCONTING AND
        FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     None.

                                    PART III

ITEM 9.DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
------------------------------------------------------

Directors
---------

     The following table sets forth the names of all Directors of the Company as of November 22, 1996, indicating all positions and offices with the Company held by each such person.

                                               All Positions and Offices
      Name                         Age           Held With the Company
      ----                         ---           ---------------------


     James E. Miller                58         President, Chief Executive
                                               Officer, Chief Financial
                                               Officer, and Director

     Norman M. Dean                 76         Chairman of the Board of
                                               Directors and Director

     Alan D. Gorden                 52         Director


     The Company's Directors hold office until the next annual meeting of the Company's shareholders. There is no arrangement or understanding between any Director of the Company and any other person or persons pursuant to which such Director was or is to be selected as a Director or a nominee for Director.

Executive Officers
------------------

     The following table sets forth the name and ages of all Executive Officers of the Company as of November 22, 1996, in dicating all positions and offices with the Company held by each such person


                                                All Positions and Offices
       Name                         Age           Held With the Company
       ----                         ---           ---------------------


      James E. Miller                58         President, Chief Executive
                                                Officer, Chief Financial
                                                Officer, and Director

      Norman M. Dean                 76         Chairman of the Board of
                                                Directors and Director

      Stephen R. Story               45        Secretary-Treasurer


     The Company's Executive Officers hold office at the pleasure of the Directors of the Company. There is no arrangement or understanding between any Executive Officer and any other person pursuant to which such Executive Officer was selected as an Officer of the Company.

Significant Employees
---------------------

     The Company does not employ persons, other than the above named officers of the Company, who make or are expected to make significant contributions to the business of the Company.

Family Relationships
--------------------

     There is no family relationship between any Director or Executive Officer of the Company, and there currently are no undisclosed persons chosen to become Directors or Executive Officers.

Business Experience
-------------------

     Following is a brief account of the business experience during the past five years of each Director and Executive Officer of the Company indicating his principal occupation and employment during that period, and, the name and principal business of any organization in which such occupations and employment were carried on.

     Norman M. Dean. Mr. Dean has been a director of the Company and its predecessor since January, 1987, Treasurer of the Company from December, 1988 until October, 1989, and Chairman of the Board of Directors since October, 1989. Mr. Dean received his BA degree from the University of Utah in 1941 and undertook graduate studies at Cornell University and Harvard University. Mr. Dean has primarily been involved in the bank ing industry. For various periods of time from 1964 until his retirement from the banking industry in 1985, Mr. Dean served as President and Chairman of the Board of Directors of three different United Banks in Colorado and as a member of the board of directors of United Banks of Colorado, Inc. During th is time span, Mr. Dean also served in various positions with the Greeley, Col orado Bankers Association, Colorado School of Banking and the Ameri can Banking Association. He is currently President and a director of Mur dock Capital Corporation of Greeley, Colorado, and is a member of the board of directors of Advanced Medical Technologies, San Francisco, California, an d Miller Feed Lots, Inc., La Salle, Colorado. Mr. Dean is employed part- time by the Company.

     James E. Miller. Mr. Miller was the President and a Director of the Company and its predecessor from January, 1987 until November, 1989. He is presently President, Chief Executive Officer, Chief Financial Officer, and Director of the Company. He has also been a major shareholder, President and Chief Operating Officer of Miller Feed Lots, Inc. since 1960. He has been a director of the United Bank of Greeley (Colorado) and President of Central Weld County Water District. Mr. Miller earned a Bachelor's degree in Education at Western Montana College. He works full-time for the Company.

     Alan D. Gorden. Mr. Gorden has been a Director since February 1991. He has been President of Tour Ice National, Inc. in Colorado Springs, Colorado for the last twenty years. Tour Ice National, Inc. designs, engineers, and builds ice manufacturing facilities all over the world.

     Stephen R. Story. Mr. Story has been Secretary-Treasurer of the Company since October, 1992. He has been employed by the Company and its predecessor since 1987 in various accounting and administrative capacities and has served as Controller since 1990. Mr. Story earned a Bachelor of Science Degree in Business Administration from the University of Northern Colorado in 1975.

Other Directorships
-------------------

     Except as described above, the Company has no Director who is also a director of any other company with a class of securities registered pursuant to
Section 15(d) of that Act or any company registered as an investment company under the Investment Company Act of 1940.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Section 16(a) of the Exchange Act and the related regulations, require the Company's executive officers, directors, and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of their beneficial ownership of the Company's common stock and other equity securities of the Company with the Securities and Exchange Commission (SEC). In addition, such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

     To the Company's knowledge based solely on the Company's review of such copies of reports furnished to the Company, and written representations that no other reports were required during the fiscal year ended August 31, 1996, the Company believes that all Section 16(a) filing requirements applicable to its directors, executive officers, and ten percent owners were complied with.

ITEM 10.EXECUTIVE COMPENSATION
------------------------------

Summary Compensation Table
--------------------------

     The following table sets forth information concerning the compensation of the Chief Executive Officer of the Company. There were no other executive officers of the Company whose salary and bonus for the year ended August 31, 1996 exceeded $100,000.

                                      SUMMARY COMPENSATION TABLE


                            Annual Compensation      Long-Term Compensation
                            -------------------      ----------------------
                                                                           Awards          Payouts
                                                                     -------------------   -------
       (a)               (b)          (c)       (d)          (e)        (f)       (g)       (h)       (i)
                                                            Other                                     All
                                                            Annual   Restricted                       Other
  Name and              Year Ended                          Compen-     Stock    Options/    LTIP     Compen-
  Principal Position    August 31  Salary($)   Bonus($)    satio n($) Award($)    SARs(#)   Payout($) sation($)
---------------------------------------------------------------------------------------------------------------
  James E. Miller,         1996     $72,000    $     -     $  -       $   -      300,000    $  -   $      -
  Chief Executive Officer  1995      72,000     10,000        -           -         -          -          -
                           1994      72,000          -        -           -         -          -          -


--------------------------------------------------------------------------------
                OPTIONS/SAR GRANTS IN YEAR ENDED AUGUST 31, 1996
--------------------------------------------------------------------------------


   (a)             (b)              (c)          (d)           (e)
                                  % of Total
                                  Options/SARs
 Name and                           Granted to   Exercise or
 Principal         Options/SARs    Employees in   Base   Price   Expiration
 Position           Granted (#)     Fiscal Year    ($/Share)       Date
--------------------------------------------------------------------------------

 James E. Miller        300,000       42.8%         .0605       03/15/01
 President


 Norman M. Dean         300,000       42.8%         .0605       03/15/01
 Chairman of the Board

 Alan D. Gorden         100,000       14.3%          .0605       03/15/01

--------------------------------------------------------------------------------

          AGGREGATED OPTION/SAR EXERCISES IN YEAR ENDED AUGUST 31, 1996
                   AND OPTION/SAR VALUE AS OF AUGUST 31, 1996

--------------------------------------------------------------------------------
      (a)              (b)          (c)             (d)              (e)
                                                                    Value of
                                                 Unexercised     In-the-Money
                                                 Options/SARs   Options/SARs at
                                                at FY-End (#)      FY-End ($)
                    Acquired on      Value      Exercisable/      Exercisable/
     Name            Exercise (#) Realized($)  Unexercisable      Unexercisable
--------------------------------------------------------------------------------
 James E. Miller      300,000        0           300,000/00/0      $9,970/0
 Norman M. Dean       300,000        0           300,000/00/0       9,975/0
 Alan D. Gorden             0        0           100,000/00/0       3,325/0
--------------------------------------------------------------------------------


Compensation of Directors
-------------------------

     The Directors of the Company are entitled to receive fees of $500 per quarter for meetings attended, and reimbursement for travel expenses. During the fiscal year ended August 31, 1996, each the Directors received a total of $3,000 in director fees. This represented $1,000 in fees for the prior years and $2,000 for the current fiscal year. The Directors had waived fees since the second quarter of the year ended August 31, 1990. These fees may be increased or decreased from time-to-time by a majority vote of the Board of Directors. Norman
M. Dean is a part-time employee of the Company at a salary of $3,000 per month.


Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------

     The Company has no compensation plan or arrangement with any of its current or former Officers or Directors which results or will result from the resignation, retirement, or any other termination by such individual of employment with the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

     The following table sets forth the number and percentage of shares of the Company's $.0001 par value Common Stock (its only class of voting securities) owned beneficially by any person who, as of August 31, 1996, is known to the Company to be the beneficial owner of 5% or more of such Common Stock (except Directors and Officers whose owner ship is set forth in the next paragraph).

                                             Amount and Nature
                         Name and Address     of Beneficial         Percent
  Title of Class       of Beneficial Owner     Ownership           of Class
--------------------------------------------------------------------------------

 $.0001 Common             None
 Stock
Security Ownership of Management
--------------------------------

     The following table sets forth the number and percentage of shares of Company's $.0001 par value Common Stock (its only class of equity securities outstanding) owned beneficially by each Director of the Company, and by all Directors and Officers of the Company as a group, as of August 31,1996.

                                    Amount and Nature
     Name of                        of Beneficial             Percent
     Beneficial Owner               Ownership                 of Class
--------------------------------------------------------------------------------

     James E. Miller                1,048,208 (1)               16.5%
     23402 Weld County Road 35
     La Salle, CO  80645

     Norman M. Dean                 1,115,148 (2)               17.5%

     P.O. Box 1406
     Greeley, CO  80631

     Alan D.  Gorden                  100,000 (3)                1.6%
     1330 Ford Street
     Colorado Springs, CO  80915

                                    Amount and Nature
     Name of                        of Beneficial             Percent
     Beneficial Owner               Ownership                 of Class
--------------------------------------------------------------------------------

     Stephen R. Story                   1,810                  -   %

     4231 22nd Street Road
     Greeley, CO  80634

     All Directors and             2,265,166 (4)             35.6 %
     Executive Officers
     as a Group (4 Persons)
--------------------

     (1) Includes options to acquire 300,000 shares and 45,906 shares owned by Mr. Miller's wife. Also includes 28,750 of 57,500 owned by MFL. Mr. Miller owns 50% of the stock of MFL and may be deemed to have indirect voting and investment power over 50% of the shares owned by MFL.

     (2) Includes options to acquire 300,000 shares and 45,905 shares owned by Mr. Dean's wife. Also includes 28,750 of 57,500 owned by MFL. Mr. Dean owns 50% of the stock of MFL and may be deemed to have indirect voting and investment power over 50% of the shares owned by MFL.

     (3)  Includes options to acquire 100,000 shares.

     (4)  Includes options to acquire 700,000 shares held by management.

Changes in Control
------------------

     There are no arrangements, known to the Company, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
------------------------------------------------------

Transactions With Miller Feed Lots, Inc.
----------------------------------------

     The Company is affiliated through partial common ownership with Miller Feed Lots, Inc. ("MFL"). James E. Miller, a Director and President of the Company, and Norman M. Dean, a Director and Chairman of the Board of Directors of the Company, together beneficially own 25% of the Company's stock. Together, Mr. Dean and Mr. Miller own all of the outstanding stock of MFL. The Company leases its feedlot facilities and most of its equipment, rents some equipment on a month to month basis and purchases some of its transportation services from MFL. Mr. Miller manages the operations of MFL as well as the feedlot operations of the Company. See Note 9 of Notes to Consolidated Financial Statements attached for a summary of the transactions with MFL for the years ended August 31, 1996 and 1 995.

     On February 1, 1991, the Company executed a 25-year capital lease of its facilities (see Part I, Item 2, Properties) from MFL. As they negotiated for a long-term lease, the Company's Board of Directors undertook considerable analyses and comparisons to insure the lease was consistent with the Company's objectives and that the terms were fair and reasonable. The lease was unanimously approved by the Board of Directors, including all disinterested directors. From February 1, 1987 through January 31, 1991, the Company leased the Facilities from MFL under a short-term operating lease, and amendments and extensions thereof. The monthly rent under the short-term operating leases was the same as it was under the long-term lease, and the Company was responsible for the same property expenses as under the new long-term lease. Effective August 1, 1992, the Company amended its lease with MFL to lease only one of the two feedlots initially leased. The feedlot being leased after the amendment has a capacity of 20,000 head of cattle. As a result of the amendment, the Company reduced its capital lease asset, net of accumulated amortization, and its long-term capital lease obligation by $629,421. The Company has continued to lease one feedlot for the remainder of the 25-year lease term at the same rent of 2 1/39B per head per day, but with a minimum of $10,750 and maximum of $13,300 per month. The Company has an option to purchase the feedlot it leases for $1,300,000.

     On May 31, 1993 the Company loaned $250,000 to MFL pursuant to a note that matures May 31, 1998. The note is unsecured and bears interest at 6% per annum, payable monthly. MFL used the proceeds from the loan to acquire feeder cattle to place in the Company's feedlot.

     The above-described transactions were entered into on terms the Company believes were at least as favorable as would have been available from unaffiliated third parties.

                                     PART IV

ITEM 13.EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

Exhibits
--------

3.1 Articles of Incorporation and Bylaws and Amendments (except the Amendment described in 3.2 below) thereto (incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement No. 33-26285)

3.2 Amendment to Articles of Incorporation dated January 22, 1990, providing for 1:250 reverse stock split and reduction in number of authorized shares (incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement No. 33-40461)

10.1 Long-Term Lease of Feedlot Facilities dated August 1, 1992 which constitutes an amendment to the original lease dated February 1, 1991 (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-K for the year ended August 31, 1992)

10.2 Equipment Sale and Purchase Agreement dated August 13, 1992 (incorporated by reference to Exhibit 10.2 to Registrant's Form 10-K for the year ended August 31, 1992)

10.3 Equipment Lease dated August 15, 1992 (incorporated by reference to Registrant's Form 10-K for the year ended August 31, 1992)

Reports on Form 8-K
-------------------

     No reports were filed on Form 8-K during the last quarter of the fiscal year covered by this Annual Report on Form 10-KSB.

Board of Directors
Miller Diversified Corporation
La Salle, Colorado

     We have audited the accompanying consolidated balance sheets of Miller Diversified Corporation and subsidiaries as of August 31, 1996 and 1995, and the rela ted consolidated statements of operations, stockholders' equity, and cash flows for the years then en ded. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit include s examining, on a test basis, evidence supporting the amounts and disclosures in the financial statemen ts. An audit also includes assessing the accounting principles used and significant estimates made b y management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to abov e present fairly, in all material respects, the financial position of Miller Diversified Corporati on and subsidiaries as of August 31, 1996 and 1995, and the results of their operations and their c ash flows for the years then ended, in conformity with generally accepted accounting principles.





                                               Anderson & Whitney, P.C.


November 13, 1996

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------
August 31                                              1996             1995
---------------------------------------------------------------------------------

ASSETS
------
Current Assets:
  Cash                                             $     86,551      $     72,272
  Trade accounts receivable                             735,809         1,218,614
  Trade accounts receivable - related parties           116,692            38,647
  Accounts receivable - related parties                  81,102           156,015
  Income taxes receivable                                    --            11,082
  Inventories                                           283,279           131,142
  Prepaid expenses                                       21,725            13,735
  Deposits on feeder cattle                              14,520            57,800
  Current portion of notes receivable - related party        --           112,781
---------------------------------------------------------------------------------
    Total Current Assets                              1,339,678         1,812,088
---------------------------------------------------------------------------------
Property and Equipment:
  Land held for sale                                    700,000           700,000
  Feedlot facility under capital lease -
   related party                                      1,497,840         1,497,840
  Equipment                                              81,007            71,486
  Equipment under capital leases - related party        149,453           351,957
  Leasehold improvements                                 72,173            34,311
---------------------------------------------------------------------------------
                                                      2,500,473         2,655,594
  Less:  Accumulated depreciation and amortization      506,964           546,620
---------------------------------------------------------------------------------
    Total Property and Equipment                      1,993,509         2,108,974
Other Assets:
  Notes receivable - related party                      250,000           250,000
  Water rights                                          120,000           120,000
  Deferred income taxes                                 124,018                --
  Deposits and other                                      1,500             1,500
---------------------------------------------------------------------------------
    Total Other Assets                                  495,518           371,500
---------------------------------------------------------------------------------
TOTAL ASSETS                                       $  3,828,705      $  4,292,562
=================================================================================

Continued on next page.

                                      F-2


----------------------------------------------------------------------------------------
August 31                                                         1996            1995
----------------------------------------------------------------------------------------

LIABILITIES
Current Liabilities:
  Cash overdraft                                               $   16,710   $      --
  Notes payable                                                   160,000       676,000
  Trade accounts payable                                          534,839       615,998
  Accrued expenses                                                 21,989        17,936
  Accrued income taxes payable                                     86,579        30,200
  Customer advance feed contracts                                  14,907        34,304
  Customer advance feed contracts - related parties               175,263       149,395
  Current portion of capital lease obligations -
      related party                                                47,880       106,322
---------------------------------------------------------------------------------------
    Total Current Liabilities                                   1,058,167     1,630,155
Capital Lease Obligations - related party                       1,044,551     1,095,135
Obligation Payable                                                   --         240,289
Deferred Gain                                                        --          18,617
---------------------------------------------------------------------------------------
  Total Liabilities                                             2,102,718     2,984,196
---------------------------------------------------------------------------------------
Commitments
---------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred Stock                                                      --              --
Common Stock, par value $.0001 per share; 25,000,000
  shares authorized; 6,364,640 and 6,554,799 shares issued;
  6,364,640 and 5,764,640 shares outstanding                          636           655
Additional Paid-in Capital                                      1,351,693     1,654,649
Retained Earnings (Deficit)                                       373,658       (13,843)
---------------------------------------------------------------------------------------
                                                                1,725,987     1,641,461
 Less:Treasury stock, at cost                                        --         333,095
---------------------------------------------------------------------------------------
  Total Stockholders' Equity                                    1,725,987     1,308,366
---------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $3,828,705   $ 4,292,562
=======================================================================================

See Accompanying Notes to Consolidated Financial Statements










MILLER DIVERSIFIED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             Common Stock    Additional    Retained     Treasury Stock
 Years Ended August 31,     ---------------  Paid-In       Earnings     --------------------
  1995 and 1996             Shares   Amount  Capital       (Deficit)    Shares        Amount        Total
------------------------------------------------------------------------------------------------------------
Balance, September 1, 1994  6,554,799 $ 655 $ 1,654,649 $  (171,978)   (790,159)    $ (333,095)  $ 1,150,231

Net income for the year
 ended August 31, 1995                  --           --     158,135          --             --      158,135
------------------------------------------------------------------------------------------------------------

Balance, August 31, 1995    6,554,799   655   1,654,649     (13,843)   (790,159)      (333,095)    1,308,366
Issuance of common stock      600,000    60      30,060          --          --             --        30,120
Cancellation-treasury stock  (790,159)  (79)   (333,016)         --     790,159        333,095            --
Net income for the year ended
  August 31, 1996                  --    --          --     387,501          --             --       387,501
------------------------------------------------------------------------------------------------------------

Balance, August 31, 1996    6,364,640 $ 636 $ 1,351,693$    373,658          --     $       --   $ 1,725,987
============================================================================================================

See Accompanying Notes to Consolidated Financial Statements.


                                                      F-4

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

---------------------------------------------------------------------------------
Years Ended August 31                                1996                 1995
---------------------------------------------------------------------------------

Revenue:
  Feed and other sales                              $10,266,044       $ 7,042,252
  Feedlot services                                    1,449,107         1,944,043
  Other                                                 435,858           305,830
  Interest                                               28,316            22,362
  Interest on notes receivable - related party           15,000            16,389
---------------------------------------------------------------------------------
    Total Revenue                                    12,194,325         9,330,876
---------------------------------------------------------------------------------
Costs and Expenses:

  Cost of feed and other sales                        9,370,924         6,327,246
  Cost of feedlot services                            1,183,245         1,609,325
  Selling, general, and administrative                1,130,073         1,030,959
  Interest                                               30,261            48,839
  Interest on capital leases - related party            124,872           132,920
---------------------------------------------------------------------------------
    Total Costs and Expenses                         11,839,375         9,149,289
---------------------------------------------------------------------------------
Income Before Income Taxes                              354,950           181,587
Income Tax Expense (Benefit)                            (32,551)           23,452
---------------------------------------------------------------------------------

NET INCOME                                            $ 387,501         $ 158,135
=================================================================================

INCOME PER COMMON SHARE                               $     .07         $     .03
=================================================================================

Weighted Average Number of Common
Shares Outstanding                                    5,910,542         5,764,640
=================================================================================

See Accompanying Notes to Consolidated Financial Statements.


                                      F-5

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------
Years Ended August 31                                      1996                      1995
---------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Cash received from customers                           $ 12,222,831              $ 9,087,570
Cash paid to suppliers and employees                    (11,648,411)              (8,854,959)
Interest received                                            43,316                   43,041
Interest paid                                              (158,463)                (183,040)
Income taxes refunded                                        11,082                   64,729
Income taxes paid                                           (35,088)                    --
--------------------------------------------------------------------------------------------
  Net Cash Provided by Operating Activities                 435,267                  157,341
--------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
  Acquisition of property and equipment                     (53,110)                 (36,822)
  Loan to related party                                        --                   (185,000)
  Collections on loans to related party                     112,781                  114,637
  Proceeds from sale of investment in subsidiaries           44,929                     --
--------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Investing Activities            104,600                 (107,185)
--------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Proceeds from notes payable                             1,875,000                4,393,432
  Principal payments on notes payable                    (2,391,000)              (4,335,432)
  Principal payments on capital lease obligations
    - related party                                        (105,581)                (110,341)
  Proceeds from issuance of common stock                     30,120                     --
  Net decrease in short-term feeder cattle financing         49,163                   53,606
  (Increase) decrease in cash overdraft                      16,710                  (28,495)
--------------------------------------------------------------------------------------------

    Net Cash Used by Financing Activities                  (525,588)                 (27,230)
--------------------------------------------------------------------------------------------
Net Increase in Cash                                         14,279                   22,926

Cash, Beginning of Year                                      72,272                   49,346
--------------------------------------------------------------------------------------------
Cash, End of Year                                      $     86,551             $     72,272
============================================================================================

Continued on next page

                                      F-6



-------------------------------------------------------------------------------------
Years Ended August 31                                           1996          1995
-------------------------------------------------------------------------------------


Reconciliation of Net Income to Net Cash Provided
  by Operating Activities:
  Net income                                                   $ 387,501     $158,135
  Adjustments to reconcile net income to net cash
    provided  by  operating activities:
    Gain on sale of investment in subsidiaries                   (20,000)        --
    Depreciation and amortization                                160,846      173,988
    Recognition of deferred gain                                 (18,617)     (18,617)
    Deferred income taxes                                       (124,018)        --
    Changes in assets and liabilities net
      of short-term feeder cattle financing:
      (Increase) decrease in:
      Trade accounts receivable                                  277,303     (361,255)
      Trade accounts receivable - related party                  (78,045)      30,170
      Accounts receivable - related party                         99,778      (36,192)
      Income taxes receivable                                     11,082       57,981
      Inventories                                                (65,885)      99,538
      Prepaid expenses                                            (7,990)       2,191
      Deposits and other                                            --            150
    Increase (decrease) in:
      Trade accounts payable and accrued expenses                 (9,249)     193,135
      Accrued income taxes payable                                56,379       30,200
      Accrued cattle feeding participation losses
        -related parties                                            --       (340,875)
      Customer advance feed contracts                            (19,397)      19,397
      Customer advance feed contracts
        - related parties                                         25,868      149,395
        Obligation payable                                      (240,289)        --
-------------------------------------------------------------------------------------

        Net Cash Provided by Operating Activities              $ 435,267    $ 157,341
=====================================================================================

See Accompanying Notes to Consolidated Financial Statements


MILLER DIVERSIFIED CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Summary of Significant Accounting Policies:

     The accounting and reporting policies of Miller Diversified Corpor ation (the Company) and its subsidiaries conform to generally accepted accounting prin ciples. The following summary of significant accounting policies is presented to assist the reader in evaluating the Company's financial statements.

     Description of Business:
     ------------------------
     The Company's primary business is operating a feedlot facility ne ar La Salle, Colorado in which cattle owned by customers are fed and cared for by the C ompany. Most customers to which the Company has granted credit either operate in the cattle industry or feed cattle as an investment.


     Principles of Consolidation:
     ----------------------------
     The consolidated financial statements include Miller Diversified Corporation and its wholly-owned subsidiaries, Miller Feeders, Inc. (commission agent buying feeder cattle and selling fed cattle for the Company's feeding customers and ot hers), LaSalle Commodity and Cattle Services Co., sold during the year ended Aug ust 31, 1996 (commission agent for the execution of commercial commodities contracts), Miller Trading Co., sold during the year ended August 31, 1996 (commission agent for the execution of retail commodities contracts), and Genetic Engineeri ng, Inc., merged into Miller Diversified Corporation during the year ended August 31, 1996 (owning land presently being marketed for sale).

     All material intercompany profits, transactions, and balances have been eliminated.

     Trade Accounts Receivable:
     --------------------------
     No allowance for doubtful accounts receivable has been recorded based on the history of the Company and its ability to place an Agister's Lien on customers' cattle in the feedlot. An Agister's Lien is a lien that a party can place on cattle in its possession that enables it to collect for feed and care provided to the cattle, ahead of other claimants, from the proceeds of selling the cattle. The lien also enables the party in possession to sell the cattle to the highest bidder in order to be paid for its feed and services.

     Concentration of Credit Risk:
     -----------------------------
     At August 31, 1996 and 1995, the Company had trade accounts receivable from two and three customers, totaling $620,370 and $808,821, respectively. Each of these customer's balances at year end exceeded 10% of the Company's total trade accounts receivable.


     Inventories:
     ------------
     Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method for feed and grain inventories while the first in, first out (FIFO) and specific identification methods are used for all other inventories.

     Property and Equipment:
     -----------------------
     Property and equipment are recorded at acquisition cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

     The Company leases certain property under agreements which are accounted for as capital leases. Accordingly, the assets and liabilities are recorded at the amount equal to the lesser of the present value of the minimum lease payments or the fair value of the leased property at the beginning of the lease term. Such assets are amortized on a straight-line basis over the lesser of the related lease term or their economic lives. This amortization is included in depreciation and amortization expense 2E Interest expense relating to the lease liability is recorded to effect a constant rate of interest over the term of the lease.

     Water Rights:
     -------------
     The Company owns 3.2 shares of The Farmers Reservoir and Irrigation Company (FRICO) entitling it to a pro rata share of the water provided by FRICO's irrigation system.


     Feed Sales:
     -----------
     Revenue is recognized on feed sales when the feed is delivered to pens of customers' cattle for consumption.


     Cattle Brokerage:
     -----------------
     Miller Feeders, Inc. accumulates cattle which meet the specifications of the Company's cattle feeding customers until a complete lot is formed and ready for a feeding program.

     Feeder cattle temporarily retained for brokerage are stated at specifically identified cost. The Company recognizes commissions earned at the time a lot of feeder cattle is transferred to a customer. In addition, commissions are earned as customers' fed cattle are marketed.


     Income Taxes:
     -------------
     Deferred tax liabilities or assets, net of any applicable valuation allowance for deferred tax assets, are recognized for the estimated future tax effects attributable to temporary differences and carryforwards. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the asset and liability to which they relate. Deferred tax liabilities and assets not related to an as set or liability for financial reporting, including deferred tax assets related to carryforwards , are classified as current or noncurrent according to the expected reversal date of the temporary difference.

     The Company and its subsidiaries file consolidated corporate inco me tax returns.

     Income per Common Share:
     ------------------------
     Income per common share is computed by using the weighted average number of common shares outstanding during the period presented. Fully diluted earnings per share amounts are not presented for 1996 and 1995 as the effect of common stock equivalents arising from stock options and warrants on the computation of earnings per share is antidilutive.


     Cash Equivalents:
     -----------------
     The Company considers all highly-liquid debt instruments purchase d with a maturity of three months or less to be cash equivalents.


     Use of Estimates:
     -----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results co uld differ from those estimates.



Note 2 - Inventories:

--------------------------------------------------------------------------------
       August 31                                       1996            1995
--------------------------------------------------------------------------------
Feed and grain                                  $    167,466       $  101,642
Cattle                                                86,251              --
Veterinary supplies and other                         29,562           29,500
--------------------------------------------------------------------------------

                                                 $   283,279        $  31,142
================================================================================

Note 3 - Capital Leases:


     The Company leases its feedlot facilities and certain equipment from a related party under capital leases expiring in various years through 2016. Monthly lease payments on the feedlot facilities are two and one-third cents (2 1/3C) per head per day for cattle actually in the feedlot, subject to a minimum of $10,750 and maximum of $13,30 0. The Company is responsible for all maintenance, insurance, utilities, and taxes on the property, and has an option to purchase the feedlot facility for $1,300,000. The following is an analysis of the leased property:

--------------------------------------------------------------------------------
 August 31                                                  1996          1995
--------------------------------------------------------------------------------
Feedlot facilities under capital lease$                $ 1,497,840   $ 1,497,840
Less:  Accumulated amortization                            334,517       274,603
--------------------------------------------------------------------------------
   Net feedlot facilities under capital lease            1,163,323     1,223,237
--------------------------------------------------------------------------------
Equipment under capital leases                             149,453       351,957
Less:  Accumulated amortization                             95,602       212,578
--------------------------------------------------------------------------------
   Net equipment under capital leases                       53,851       139,379
--------------------------------------------------------------------------------
                                                       $  1,217,174  $ 1,362,616
================================================================================


     Future minimum lease payments under the capital leases at August 31, 1996 for each of the next five years and in the aggregate are as follows:

--------------------------------------------------------------------------------
        Year Ending August 31                                Total
--------------------------------------------------------------------------------

       1997                                                           $  166,582
       1998                                                              143,086
       1999                                                              141,646
       2000                                                              135,305
       2001                                                              129,000
       Later years                                                     1,859,750
--------------------------------------------------------------------------------
Total minimum lease payments                                           2,575,369
Less: Amount representing interest                                     1,482,938
--------------------------------------------------------------------------------
Present value of net minimum lease payments                            1,092,431
Less: Current portion                                                     47,880
--------------------------------------------------------------------------------

                                                                     $1,044,551
================================================================================

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


Note 4 - Notes Receivable - Related Party:

--------------------------------------------------------------------------------
       August 31                                      1996             1995
--------------------------------------------------------------------------------

Note receivable from Miller Feed Lots,  Inc.,
interest payable monthly at 6%, principal due
in  May,  1998,   without   collateral,   and
subordinated to MFL mortgagor                      $  250,000      $   250,000



Noninterest   bearing  note  receivable  from
Miller  Feed Lots,  Inc.  (for  advance  feed
contracts  deposited  with  the  Company)  in
semi-monthly installments, with final payment
receivable in March, 1996, without collateral             --           112,781

--------------------------------------------------------------------------------
                                                     250,000           362,781
Less:  Current portion                                    --           112,781
--------------------------------------------------------------------------------

                                                   $ 250,000        $  250,000
================================================================================




Note 5 - Notes Payable:


August  31 1996  1995  Nonrevolving  $300,000
line  of  credit  with  a  bank  maturing  in
December,   1996,   interest   payable   upon
maturity  at 2%over the Wall  Street  Journal
prime rate  (actual  rate of 10.25% at August
31,  1996),  collateralized  by  inventories,
accounts receivable, and equipment                 $ 160,000        $      --

Revolving $900,000 line of credit with a bank
which  matured in  December,  1995,  interest
payable  upon  maturity  at 2% over  the Wall
Street  Journal  prime rate  (actual  rate of
10.75% at August 31, 1995), collateralized by
inventories,    accounts   receivable,    and
equipment, guaranteed by an officer/director             --           546,000


Revolving $200,000 line of credit with a bank
maturing in December,  1996, interest payable
quarterly at 2% over the Wall Street  Journal
prime rate  (actual rate of 10.25% and 10.75%
at August 31,  1996 and 1995,  respectively),
collateralized   by   inventories,   accounts
receivable, and equipment                                --            20,000


Revolving $300,000 line of credit with a bank
maturing in December,  1996, interest payable
quarterly at 2% over the Wall Street  Journal
prime rate  (actual rate of 10.25% and 10.75%
at August 31,  1996 and 1995,  respectively),
collateralized by Miller Feeders, Inc. feeder
cattle and accounts receivable, proceeds used
to facilitate the cattle brokerage operations
of of Miller Feeders, Inc.                               --           110,000
--------------------------------------------------------------------------------

                                                   $160,000         $ 676,000
================================================================================

     At August 31, 1996 and 1995, the Company had an outstanding letter of credit amounting to $125,000 for a bond with an insurance company.

Note 6 - Obligation Payable:

--------------------------------------------------------------------------------
       August 31                                         1996        1995
--------------------------------------------------------------------------------


Payable  to the former  President  of Genetic
Engineering,  Inc.,  upon certain  successful
equity capital events or the sale of the land
held  for  sale,  without  interest,  without
collateral                                          $      --       $  240,289
================================================================================


     The former president of Genetic Engineering, Inc. (GEI) filed two lawsuits against the Company seeking payment of this obligation which resulted from amounts allegedly loaned to GEI. The obligation was settled during the year ended August 31, 1996 with payment of $145,000 and transfer of the semen and embryo inventory obtained upon purchase of GEI.

Note 7 - Income Taxes:

--------------------------------------------------------------------------------
       Years Ended August 31                         1996          1995
--------------------------------------------------------------------------------
         Current income taxes                     $   91,467    $  23,452
         Deferred income taxes                      (124,018)          --
--------------------------------------------------------------------------------
         Income Tax Expense (Benefit)             $  (32,551)   $  23,452
================================================================================


     Significant components and the related tax effect of temporary dif ferences and carryforwards are as follows:

--------------------------------------------------------------------------------
          August 31                     1996                       1995
--------------------------------------------------------------------------------
                                    Current  Long-Term      Current Long-Term


Deferred Tax Liabilities:
  Depreciation                    $    --    $  4,254       $    --  $    742
       Deferred Tax Assets:
       Capital leases                  --      67,088            --    59,897
       Deferred gain                   --          --         6,330        --
       Reduction in carrying value of:
         Land held for sale            --     316,200            --   316,200
         Inventory                     --         --         27,579        --
       NOL carryover                   --      61,184            --    56,036
--------------------------------------------------------------------------------
                                       --     444,472        33,909   432,133
--------------------------------------------------------------------------------
       Deferred Tax Assets Valuation
          Allowance                    --   (316,200)       (33,909)  (431,391)
--------------------------------------------------------------------------------
       Net Deferred Tax Asset    $     --   $124,018       $    --   $      --
================================================================================

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARIES

Note 7 - Income Taxes - Continued:


     The differences between income tax expense (benefit) and the amount computed by applying the federal statutory rates are as follows:

--------------------------------------------------------------------------------
        Years Ended August 31                         1996             1995
--------------------------------------------------------------------------------
 Computed at expected federal statutory rate       $ 120,683        $   54,069
 Change in deferred tax asset valuation allowance   (149,100)          (31,014)
 Other                                                (4,134)              397
--------------------------------------------------------------------------------
Income Tax Expense (Benefit)                       $ (32,551)       $   23,452
================================================================================


     As of August 31, 1996, the Company had unused operating loss carry forwards from Genetic Engineering, Inc. of approximately $1,800,000 and tax credit carryforwards of approximately $180,000 available to reduce future taxable income and income tax liabilities. The Internal Revenue Code restricts the utilization of the operating loss carryfowards to a maximum of $53,710 per year. These carryforward s expire in various amounts through 2007.

Note 8 - Operating Leases:

     The Company leases office space, certain equipment, and other item sunder various month- to-month operating lease agreements.

     Total rental expense was $66,104 and $40,850 for the years ended August 31, 1996 and 1995, respectively, of which $43,000 and $21,200, respectively, was paid to related parties.

Note 9 - Related Party Transactions:

     The Company is affiliated through partial common ownership and management with Miller Feed Lots, Inc. (MFL).

     The following schedule summarizes transactions between the Company and MFL.

--------------------------------------------------------------------------------
       Years Ended August 31                                 1996        1995
--------------------------------------------------------------------------------
Freight paid to MF                                          $163,080    $113,619
Payments to MFL under capital lease of feedlot
  facility (Note 3)                                          129,000     129,000
Payments to MFL under capital lease of equipment
  (Note 3)                                                   101,454     114,642
Payments to MFL under operating lease of equipment
  (Note 8)                                                    24,000        --
Company housing rent paid to MFL                               9,000       9,000
Interest income from MFL (Note 4)                             15,000      16,389
Fee paid to MFL for use of MFL equipment
  as loan collateral                                            --         4,000
--------------------------------------------------------------------------------

     In August 1992, the Company sold substantially all of its operating equipment to MFL and then leased back only a portion of the equipment necessary to operate the feedlot facility. The Company realized a gain on this transaction of $74,467 which was deferred and is being recognized over the term of the lease.

     Employees and officers of the Company feed cattle personally and in conjunction with companies they control. Sales to those related parties were approximately $643,000 and $1,162,000 net of discounts of approximately $9,800 and $23,000, or 5% and 12% of total revenue for the years ended August 31, 1996 and 1995, respectively

Note 10 - Major Customers:

     The Company had sales to major customers which exceeded 10% of total revenue for certain years as shown below. Because of the nature of the Company's business, the major customers may vary between periods.

--------------------------------------------------------------------------------
        Years Ended August 31                    1996          1995
--------------------------------------------------------------------------------
         Company A                           $  1,452,934   $   933,374
         Company B                              6,568,919     3,104,127
================================================================================

Note 11 - Commitments:

     The Company is committed to purchase various crop commodities with anticipated delivery dates in the subsequent fiscal year. At August 31, 1996 and 1995, these purchase commitments aggregated approximately $550,000 and $377,000, respectively.

     In addition, the Company is committed to purchase cattle with anticipated delivery dates in the subsequent fiscal year. At August 31, 1996 and 1995, these purchase commitments totalled approximately $273,000 and $855,000, respectively. At August 31, 1996 and 1995, the Company also had cattle sales commitments totalling $273,000 and $855,000, respectively.

     The Company is a cosigner of a loan from an outside source to Miller Feed Lots, Inc. (MFL), an affiliate, in the sum of $400,000. The loan is secured by a first deed of trust on the feedlot facilities that the Company leases from MFL. MFL has given the Company an hypothecation agreement which allows the Company to use MFL's equipment leased by the Company as collateral for the Company's operating loans. The Company has not recorded any obligation in relation to this commitment.

Note 12 - Common Stock Warrants:


     At August 31, 1996, the Company had the following outstanding warrants providing for the purchase of one share of common stock for each warrant.

---------------------------------------------------------------------------------------------------
                                         Number of       Number of        Exercise
                            Date          Warrants        Warrants         Price         Expiration
    Type                    Issued        Issued          Exercised       Per Share         Date
----------------------------------------------------------------------------------------------------
 Class B Warrants           7/13/92     2,006,000               --       $    2.00          1/13/97
 Others                      8/6/92       400,000          100,000          .001-1.00        8/6/97
----------------------------------------------------------------------------------------------------
                                        2,406,000          100,000
====================================================================================================



Note 13 - Stock Options:

     In January 1995, the Company's board of directors granted an option to purchase up to 300,000 shares of common stock from the Company to each of two members of the board of directors at $.0502 per share, 110% of the average of the bid and ask price at the date of the grant. These options were exercised in June 1996.

     In March 1996, the Company's board of directors granted an option to purchase up to 100,000 shares of common stock of the Company to each of the three members of the board of directors and up to 200,000 shares of common stock each to the President and the Chairman of the board of directors. The shares may be purchased at $0.0605 per share, 110% of the average of the bid and ask price at the date of the gr ant. These options expire in March 2001. None of these options have been exercised as of August 31, 1996.


Note 14 - Preferred Stock:

     In January 1991, the stockholders authorized 1,000,000 shares of 8% noncumulative preferred stock with a par value of $2 per share. The preferred stock has a liquidation preference to the extent of par value only. No shares were issued or outstanding at August 31, 1996 and 1995.



Note 15 - Fair Value of Financial Instruments:

     The Company's financial instruments include cash, accounts receivable, notes receivable, accounts payable, customer advance feed contracts, and notes payable. The Company estimates that the fair value of all financial instruments at August 31, 1996 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.

     The estimated fair value amounts have been determined using available market information and appropriate valuation methologies. The carrying amount of cash, accounts receivable, accounts payable, and customer advance feed contracts approximates fair value because of the short maturity of these instruments. The carrying amount of notes receivable and notes payable approximates fair value as interest rates approximate current rates for loans with similar terms and remaining maturities.



Note 16 - Supplemental Schedule of Noncash Investing and Financing Activities:

--------------------------------------------------------------------------------
       Years Ended August 31                            1996           1995
--------------------------------------------------------------------------------
Long-term obligations incurred for the acquisition
  of certain equipment and vehicles from a
  related party                                      $     --        $  52,750
Reduction of long-term obligations to a related
  party resulting from removal of certain
  equipment from equipment lease                        3,445            1,375
--------------------------------------------------------------------------------

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MILLER DIVERSIFIED CORPORATION

Dated: December 10, 1996                     By /s/ JAMES E. MILLER
                                                --------------------------------
                                               James E. Miller, President


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                     Title                              Date


  \s\ JAMES E. MILLER         President, Principal         December 10, 1996
--------------------------
  James E. Miller              Executive Officer,
                               Principal Financial
                               Officer, and Director


  \s\ STEPHEN R. STORY         Secretary-Treasurer,         December 10, 1996
--------------------------
  Stephen R. Story             Principal Accounting
                               Officer


  \s\ NORMAN M. DEAN           Chairman of the              December 10, 1996
--------------------------
  Norman M. Dean               Board and Director


                               Director
----------------------------
  Alan D. Gorden