Form 10QSB
period 1996-11-30
MILLER DIVERSIFIED CORP
filed 1997-01-21
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB


                   Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934



                     For the Quarter Ended November 30, 1996

                        Commission File Number 01-19001

                         MILLER DIVERSIFIED CORPORATION
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Nevada                                          84-107093
-------------------------                            ----------------------
(State or other jurisdic-                             (I.R.S. Employer
tion of incorporation or                             Identification Number)
organization)


                                Mailing Address:
                                  P.O. Box 937
                            La Salle, Colorado 80645

                           23360 Weld County Road 35
                            La Salle, Colorado 80645
                     -------------------------------------
                    (Address of Principal Executive Office)


                                 (970) 284-5556
               --------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES   X          NO
                                -----           -----

Number of shares of Common Stock, par value $.0001, outstanding on November 30, 1996, 6,364,640.


Transitional Small Business Disclosure Format: YES         NO   X
                                                    -----     -----

                         PART I - FINANCIAL INFORMATION

 Item 1 - Financial Statements

 MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

 CONSOLIDATED BALANCE SHEETS
 -------------------------------------------------------------------------------
                                                     November 30,    August 31,
                                                         1996           1996
 -------------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash                                                 $    69,189  $    89,551
  Trade accounts receivable                                746,469      735,809
  Trade accounts receivable - related parties               27,467      116,692
  Account receivable - related party                       168,797       81,102
  Inventories                                              376,492      283,279
  Prepaid expenses                                          27,709       21,725
  Deposits on feeder cattle                                     --       14,520
 -------------------------------------------------------------------------------
    Total Current Assets                                 1,416,123    1,339,678

Property and Equipment:
  Land held for sale                                       700,000      700,000
  Feedlot facilities under capital lease
    - related party                                      1,497,840    1,497,840
  Equipment                                                 82,251       81,007
  Equipment under capital leases - related party           149,452      149,453
  Leasehold improvements                                    78,815       72,173
                                                         ----------------------
                                                         2,508,358    2,500,473
  Less: Accumulated depreciation and amortization          533,489      506,964
 -------------------------------------------------------------------------------
    Total Property and Equipment                         1,974,869    1,993,509

Other Assets:
  Note receivable - related party                          250,000      250,000
  Water shares held for sale                               120,000      120,000
  Deferred income taxes                                    124,018      124,018
  Deposits and other                                         1,500        1,500
                                                           --------------------
    Total Other Assets                                     495,518      495,518
 -------------------------------------------------------------------------------

TOTAL ASSETS                                           $ 3,886,510  $ 3,828,705
 -------------------------------------------------------------------------------
Continued on next page.

 MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

 ------------------------------------------------------------------------------
                                                      November 30,   August 31,
                                                          1996           1996
 ------------------------------------------------------------------------------

 LIABILITIES

 Current Liabilities:
  Bank overdraft                                       $    185,033 $    16,710
  Notes payable                                                  --     160,000
  Trade accounts payable                                    763,779     534,839
  Accrued expenses                                           22,936      21,989
  Accrued income taxes payable                               22,227      86,579
  Customer advance feed contracts                            14,907      14,907
  Customer advance feed contracts - related parties          40,892     175,263
  Current portion of capital lease
    obligations-related party                                41,259      47,800
 ------------------------------------------------------------------------------
    Total Current Liabilities                             1,091,033    1,058,167

Capital Lease Obligations - related party                 1,037,966    1,044,551
 -------------------------------------------------------------------------------

Total Liabilities                                         2,128,999   2,102,718

Commitments____________________________________________________________________

STOCKHOLDERS' EQUITY

Preferred Stock                                                  --           --
Common  Stock, par  value $.0001 per share; 25,000,000
 shares  authorized;  6,554,799  issued and outstanding         636          636
Additional Paid-In Capital                                1,351,693    1,351,693
Retained Earnings                                           405,182      373,658
 -------------------------------------------------------------------------------
Total Stockholders' Equity                                1,757,511    1,725,987
 -------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  3,866,510 $  3,828,705
 -------------------------------------------------------------------------------

See Accompanying Note to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS
-------------------------------------------------------------------------------
Three Months Ended November 30,                            1996        1995
-------------------------------------------------------------------------------

Revenues:
  Feed and other sales                                 $  2,598,191 $ 2,337,047
  Feedlot services                                          451,094     333,626
  Interest                                                    3,817      17,379
  Interest on note receivable related party                   3,750       3,750
  Other                                                      25,153     103,342
 ------------------------------------------------------------------------------
Total Revenues                                            3,082,005   2,795,144


Costs and Expenses
  Cost of feed and other sales                            2,412,250   2,111,600
  Cost of feedlot services                                  391,618     254,557
  Selling, general and administrative                       192,939     279,375
  Interest                                                    8,416      17,869
  Interest on capital leases - related party                 29,610      32,308
 ------------------------------------------------------------------------------
Total Costs and Expenses                                  3,034,833   2,695,709

Earnings before Income Taxes                                 47,172      99,435

Income Taxes                                                 31,524      63,986
 ------------------------------------------------------------------------------
NET EARNINGS                                           $    249,070 $    62,578
 ------------------------------------------------------------------------------


EARNINGS PER COMMON SHARE AND
  COMMON EQUILAVENT SHARE                              $        Nil $       .01
-------------------------------------------------------------------------------

Weighted Average Number of Common and
  Common Equilavent Shares Outstanding                    6,793,702   5,764,640
-------------------------------------------------------------------------------

See Accompanying Note to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
Three Months Ended November 30,                             1996       1995
--------------------------------------------------------------------------------

 Cash Flows from Operating Activities:
   Cash received from customers                        $  3,104,670 $ 3,277,023
   Cash paid to suppliers and employees                  (3,078,756) (2,354,378)
   Interest received                                          7,567      21,129
   Interest paid                                            (34,004)    (54,655)
   Taxes paid                                               (80,000)    (30,307)
 -------------------------------------------------------------------------------
     Net Cash Provided  (Used) by
       Operating Activities                                 (80,523)    858,812
 -------------------------------------------------------------------------------

 Cash Flows From Investing Activities:
   Acquisition of property and equipment                     (7,885)     (5,362)
   Collections on loan to related parties                        --      50,576
 ------------------------------------------------------------------------------
    Net Cash Provided (Used) by
      Investing Activities                                   (7,885)     45,214
 -------------------------------------------------------------------------------

 Cash Flows From Financing Activities:
   Proceeds from notes payable                              588,000     970,000
   Principal payments on:
     Short-term notes payable                              (748,000) (1,646,000)
     Capital lease obligations - related party              (13,206)    (26,044)
   Net increase (decrease) in short-term cattle financing    75,929    (135,674)
   Increase in cash overdraft                               168,323          --
 -------------------------------------------------------------------------------
     Net Cash Provided (Used) by
       Financing Activities                                 (17,362)     66,308
 -------------------------------------------------------------------------------

Net Increase in Cash                                        118,858      96,098

Cash, Beginning of Period                                    86,551      72,272

Cash, End of Period                                    $     69,189 $   138,580
-------------------------------------------------------------------------------

Continued on next page.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------
Three Months Ended November 30,                            1996         1995
--------------------------------------------------------------------------------
RECONCILIATION OF NET EARNINGS TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:

 Net earnings                                          $     31,524 $    63,986
 Adjustments to reconcile net earnings to net
   cash provided (used) by operating activities:
     Depreciation and amortization expense                   26,526      40,164
     Amortization of deferred gain                               --      (4,654)
     Changes in assets and liabilities net of
      short-term cattle financing:
         (Increase) decrease in:
           Trade accounts receivable                        (10,660)    540,737
           Trade accounts receivable - related parties       89,224      37,265
           Accounts receivable - related party              (87,695)    156,015
           Inventories                                     (171,122)    (94,413)
           Prepaid expense                                   (5,984)    (12,170)
           Deposits and other                                    --        (100)
         Increase (decrease) in:
           Trade accounts payable and accrued expenses      246,387     187,886
           Income taxes payable                             (64,352)      5,143
           Account payable - related party                       --       9,295
           Customer advance feed contracts                       --     (19,398)
           Customer advance feed contracts-related parties (134,371)    (50,944)
           Obligation payable                              (240,289)         --
                                                        ------------------------
 Net Cash Provided by Operating Activities              $   (80,523)$   858,812
-------------------------------------------------------------------------------

 See Accompaning Note to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

NOTE TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated balance sheets as of November 30, 1996 and August 31, 1996, the consolidated statements of earnings for the three months ended November 30, 1996 and 1995 and consolidated statements of cash flows for the three months ended November 30, 1996 and 1995 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by the rules and regulations of the Securities and Exchange Commission.

     In preparation of the above-described financial statements, all adjustments of a normal and recurring nature have been made. The Company believes that the accompanying unaudited financial statements contain all adjustments necessary to present fairly the results of operations and cash flows for the periods presented. Further, management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the annual financial statements and the notes thereto. The operations for the three months periods ended November 30, 1996 are not necessarily indicative if the results to be expected for the year.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations

     Operations for the treee months ended November 30, 1996, resulted in a net profit of $31,524 as compared to a net profit of $63,986 for the same period the previous year, an earnings decrease of $32,462.

     The most significant factor that affects operating results is the average head numbers of cattle per day ("average head days") in the Company's feedlot because feed is sold and feedlot services are rendered to the cattle owners. Sales of feed and feedlot services account for 95 % or more of the Company's revenues. The average head days for the periods being compared were as follows:

                                                                Increase
  Three Months Ended November 30,    1996            1995      (Decrease)

  First quarter                     16,377         15,782          595


     The 595, or 3.8%, increase in average head days, impacts several areas, as described below.

     Another factor that affected earnings for the three months ended November 30, 1996 and 1995, and that did or will impact average head numbers and earnings later in the fiscal year is the Company's "fall calf program". As a service to customers, the Company purchases for them calves weaned in the fall and places the calves with local farmer-feeders who feed and care for them until the following February through April when they are transferred to the Company's feedlot. This fall calf program is undertaken on essentially a breakeven basis; that is, the amounts paid to the farmer-feeders are about the same as amounts charged to the customers. The Company offers this service to improve placements in February through April when cattle placements are usually low. The revenues are recorded as sales of feedlot services and the costs as the cost of feedlot services. Therefore, a high volume in the fall calf program can reduce the gross profit percentage on sales of feedlot services. For the three months ended November 30, 1996, the Company had 3,400 head in its fall calf program as compared to 1,310 head the previous year. Therefore, the sales and costs for 1996 were about $111,100 more than for 1995, and did cause an decrease in the gross profit percentage from sales of feedlot services.

     Other key factors that affect earnings are the gross profit percentages on feed and other sales, and on feedlot services. The following is a brief summary of gross profit and gross profit percentages on feed and other sales:


                                                                     Increase
     Nine Months Ended November 30,        1996           1995      (Decrease)
     -------------------------------------------------------------------------

     Feed and other sales               $2,598,191     $2,337,047    $  261,144
     Cost of feed and other sales        2,412,250      2,111,600       300,650
     -------------------------------------------------------------------------
     Gross Profit                       $  185,941     $  225,447    $  (39,506)
     Gross profit percentage                  7.2%           9.6%         (2.4%)

     Ingredients sold in rations are separately marked up so the gross profit percentage on feed sales is affected by the mix of ingredients sold as well as management's discretionary pricing decisions, and feed sold under future delivery contracts at lower markups. The Company has altered both its pricing structures and the type of ingredients fed to maintain its competitive edge by keeping feeding costs down. This has resulted in a minor decrease in the gross profit percentage, but management does not expect this decrease to have a major impact on the Company's operations or profitability.

     The following is a brief summary of the gross profit and gross profit percentages on sales of feedlot services:

                                                                    Increase
      Three Months Ended November 30,     1996           1995      (Decrease)
      -----------------------------------------------------------------------
      Sales of feedlot services        $  451,094     $  333,626   $ 117,468
      Cost of feedlot services            391,618        254,557     137,061
      -----------------------------------------------------------------------
      Gross profit                     $   59,476     $   79,069   $ (19,593)
      Gross profit percentage               13.2%          23.7%      (10.5%)


     Sales of feedlot services consist primarily of yardage (pen rent) charged to the owners of the cattle on feed and grain processing charged for the processing of certain feed stuffs before then can be fed to the cattle. Yardage charges and grain processing for the three months ended November 30, 1996 increased $6,400 or 2.3% from the same period the prior year due to the increased head number and mix of ingredients as described above.

     The cost of feedlot services consists largely of feedlot operating expenses. Although the cost of feedlot services increased $137,061 for the three months ended November 30, 1996 compared to the same period the prior year this increase is reduced by the cost of the "fall calf program" as described above, of $111,066. This results in a net increase in the cost of feedlot services of $25,995. Primarily as a result of the increase in average head days labor costs increased $18,300 and equipment repair costs increased $13,500. The net balance of the change is due to increases and decreases in various expenses.

     The  decrease  in  gross  profit   percentage  of  feedlot  services  is  a
combination of the increase in revenues and expenses and the decrease in the "fall calf program" as noted above.

     Other revenues decreased $78,189 primarily as the result of the revenues generated by the Company's two commodity brokerage subsidiaries, LaSalle Commodity and Cattle Services Co. and Miller Trading Co. which were sold in May 1996. Commission revenues earned by these two former subsidiaries for the period ended November 30, 1996 totaled $69,500. This decline in revenues is offset by correcponding decreases in expenses as described below. Commissions earned by the Company's remaining subsidiary, Miller Feeders, Inc. decreased about $10,700 for the period ended November 30, 1996 as compared to the same period the prior year. Although this decrease in revenue is not offset by any decrease in expenses, management does not believe that it will have any significant impact on the Company's operations. The balance of the net decrease is the result of increases and decreases in various accounts.

     Interest income increased $13,562 or 78.1% for the three months ended November 30, 1996 over the same period the prior year. The majority of the interest income generated is from customers whose feed charges have been "carried" or financed by the Company. The Company financed fewer customers' feed charges for the period ended November 30, 1996 than for the same period the prior year.

     Selling, general, and administrative expenses decreased $86,436 for the three months ended November 30, 1996 over the same period the prior year. Payroll expenses related to the increase in the commission revenues as described above decreased $37,734, while telephone and advertising expenses, the two most prevalent expenses for the commodity brokerage subsidiaries, decreased $12,248. Legal and accounting fees decreased $25,400 for the period ended November 30, 1996 as compared to the same period the previous year. During the period ended November 30, 1995, the Company was involved in litigation with the past president of Genetic Engineering, Inc., which had merged with the Company, concerning debts allegedly owed to him. A settlement was reached in April 1996. The balance of the net decrease in selling, general, and administrative expenses are various increases and decreases in several accounts.

     Income taxes are directly related to the net earnings before income taxes and certain assumptions made with the estimations. For the three months ended November 30, 1996, income taxes decreased $19,801 or 55.9% from the same period the prior year while pretax profits decreased $52,263 or 52.6%.

Liquidity and Capital Resources

     For the three months ended November 30, 1995, the internally-generated funds from operating activities were $858,812 compared to a funds use of $80,523 for the period ended November 30, 1996, an increase in funds used of $939,335. Cash received from customers for the period ended November 30, 1996 decreased $172,353, while cash paid to suppliers and employees increased $724,378, for a total cash decrease of $896,731. Interest received for the period decreased $13,562, while interest paid decreased $20,651, for a total cash increase of $34,213. For the period ended November 30, 1996, income tax payments increased of $49,693.

     For the period ended November 30, 1996, cash used by investing activities of $7,885 compared cash provided by investing activities for the same period the prior year of $45,214, a cash decrease of $53,099. Collections on loans from related parties decreased $50,576. The loan on which the related party had been making payments was paid in full in March 1996.

     The net cash provided by financing activities was $71,046 for the three months ended November 30, 1996, an increase of $908,764 over the use of $837,718 for the same period the prior year. This change is the result of three main factors: 1) there was a decrease in borrowings of $382,000 and a decrease in repayments of $898,000 for the period ended November 30, 1996 as compared to the prio year, a net cash provided increase of $516,000: 2) cash provided by the net change in short-term cattle financing is as an increase in cash of $211,603 compared to the cash used the prior year of $135,674; 3) cash provided by the increase in the cash overdraft of $168,323 for the period ended November 30, 1996 compared to no funds either used or provided by a cash overdraft for the same period the previous year.

     The Company's working capital (current assets minus current liabilities) increased by $43,579 during the three months ended November 30, 1996 from $281,511 at August 31, 1996 to $325,090 at November 30, 1996. There were offsetting increases and decreases to several current assets and current liabilities as shown on the consolidated balance sheets.

      Trade accounts receivable - related parties was reduced by $89,225 for the three months ended November 30, 1996 due to decreased sales to related parties.

     Inventories increased $93,213 due to an increase in the level of feed ingredient inventories on hand. Due to managements expectations of higher prices and the availability of an abundance of local corn and storage facilities, the corn inventory was increased about $100,000 abouve normal levels.

     Deposits on feeder cattle decreased $14,520 due to the fact that the cattle for which the deposits had been made have been delivered to the feedlot, and the deposits made for them was applied against the purchase price.

     Notes payable decreased $160,000 for the three months ended November 30, 1996 primarily due to the increase in the bank overdraft of $168,323. The $228,940 increase in trade accounts payable is partially the result of the increase in inventories as described above and the timing of deliveries and payments of various expense items.

     The Company has a revolving line of credit of $200,000 from a local bank that matured December 31, 1996 and bore interest at 2% over the prime rate (actual rate of 10.25% at November 30, 1996). There was no outstanding balance at November 30, 1996 which meant that the Company could generate an additional $200,000 cash if needed under this line of credit. The note is secured by feed accounts receivable, feed inventories, and equipment. Miller Feeders, Inc. (MFI) has a $300,000 revolving line of credit at the same local bank for the procurement of feeder cattle for resale to customers. The line matured on December 31, 1996 and bore interest at 2% over the prime rate (actual rate of 10.25% at November 30, 1996). There was no outstanding balance at November 30, 1996 which meant that MFI could borrow up to $300,000 to purchase feeder cattle for resale to customers. The line is secured by feeder cattle inventories and feeder cattle accounts receivable. Management is confident the bank will renew both lines of credit under similiar terms.

     The Company has signed a contract for the sale of the land held for sale for $700,000. Closing on this contract is expected to be in February 1997.

     The Company had no material commitments for capital expenditures at November 30, 1996.

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

                                        MILLER DIVERSIFIED CORPORATION
                                        (Registrant)


  Date:  January 16, 1997                  \s\ JAMES E. MILLER
                                          -------------------------------------
                                          James E. Miller
                                          President,Chief Executive Officer
                                          Chief Financial Officer


  Date:  January 16, 1997                 \s\ STEPHEN R. STORY
                                          -------------------------------------
                                          Stephen R. Story
                                          Secretary-Treasurer