Form 10QSB
period 1997-02-28
MILLER DIVERSIFIED CORP
filed 1997-04-14
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC  20549


                                      FORM 10-QSB


                      Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934



                       For the Quarter Ended February 28 , 1997

                            Commission File Number 01-19001

                            MILLER DIVERSIFIED CORPORATION
                 ---------------------------------------------------
                (Exact Name of Registrant as Specified in its Charter)

                        Nevada                         84-1070932
               ------------------------          ---------------------
              (State or other jurisdic-         (I.R.S. Employer Iden-
               tion of incorporation or          tification Number)
                organization)


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

Number of shares of Common Stock, par value $.0001, outstanding on February 28, 1997, 6,364,640.

Transitional Small Business Disclosure Format: YES         NO   X
                                                   -----      -----

 PART I - FINANCIAL INFORMATION

 Item 1 - Financial Statements

 MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

 CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
                                                       February 28,  August 31,
                                                           1997         1996
-------------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash                                                 $   635,511  $    86,551
  Trade accounts receivable                                839,932      735,809
  Trade accounts receivable - related parties               33,774      116,692
  Account receivable - related party                       373,259       81,102
  Income tax refunds receivable                              2,714           --
  Inventories                                              361,597      283,279
  Prepaid expenses                                          38,335       21,725
  Deposits on feeder cattle                                     --       14,520
-------------------------------------------------------------------------------
    Total Current Assets                                 2,285,122    1,339,678
-------------------------------------------------------------------------------

Property and Equipment:
  Land held for sale                                       700,000      700,000
  Feedlot facilities under capital lease
    - related party                                      1,497,840    1,497,840
  Equipment                                                 82,251       81,007
  Equipment under capital leases - related party           149,453      149,453
  Leasehold improvements                                    82,260       72,173
                                                         ---------    ---------
                                                         2,511,804    2,500,473
  Less: Accumulated depreciation and amortization          560,016      506,964
-------------------------------------------------------------------------------
    Total Property and Equipment                         1,951,788    1,993,509
-------------------------------------------------------------------------------

Other Assets:
  Note receivable - related party                          250,000      250,000
  Water shares held for sale                               120,000      120,000
  Deferred income taxes                                    124,018      124,018
  Deposits and other                                         1,500        1,500
-------------------------------------------------------------------------------
    Total Other Assets                                     495,518      495,518
-------------------------------------------------------------------------------

TOTAL ASSETS                                           $ 4,732,428  $ 3,828,705
-------------------------------------------------------------------------------

Continued on next page.

 MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

 ------------------------------------------------------------------------------
                                                        February 28,  August 31,
                                                            1997         1996
 ------------------------------------------------------------------------------

 LIABILITIES

 Current Liabilities:
  Bank overdraft                                        $    71,168  $   16,710
  Notes payable                                                  --     160,000
  Trade accounts payable                                    644,190     534,839
  Accrued expenses                                           21,199      21,989
  Accrued income taxes payable                                   --      86,579
  Customer advance feed contracts                         1,114,439      14,907
  Customer advance feed contracts - related parties          73,035     175,263
  Current portion of capital lease
    obligations-related party                                35,025      47,880
-------------------------------------------------------------------------------
    Total Current Liabilities                             1,959,056   1,058,167
-------------------------------------------------------------------------------

Capital Lease Obligations - related party                 1,031,833   1,044,551
-------------------------------------------------------------------------------
Total Liabilities                                         2,990,889   2,102,718
-------------------------------------------------------------------------------


Commitments


STOCKHOLDERS' EQUITY

Preferred Stock                                                  --           --
Common  Stock, par  value $.0001 per share; 25,000,000
 shares  authorized;  6,364,640  issued and outstanding         636          636
Additional Paid-In Capital                                1,351,693    1,351,693
Retained Earnings                                           389,210      373,658
-------------------------------------------------------------------------------
Total Stockholders' Equity                                1,741,539    1,725,987

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  4,732,428 $  3,828,705
================================================================================


See Accompanying Note to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS
-------------------------------------------------------------------------------
Six Months Ended                                      February 28,  February 29,
                                                          1997          1996
-------------------------------------------------------------------------------

Revenues:
  Feed and other sales                                 $  4,704,409 $ 4,529,412
  Feedlot services                                        1,117,356     773,150
  Other                                                      46,418     196,847
  Interest                                                   13,781      21,573
  Interest on note receivable related party                   7,500       7,500
-------------------------------------------------------------------------------
Total Revenues                                            5,889,464   5,528,482
-------------------------------------------------------------------------------


Costs and Expenses
  Cost of feed and other sales                            4,376,730   4,094,941
  Cost of feedlot services                                1,027,866     632,092
  Selling, general and administrative                       395,435     623,002
  Interest                                                   10,998      26,946
  Interest on capital leases - related party                 59,175      63,658
-------------------------------------------------------------------------------
Total Costs and Expenses                                  5,870,204   5,440,639
-------------------------------------------------------------------------------

Earnings before Income Taxes                                 19,260      87,843

Income Taxes                                                  3,708      26,923
-------------------------------------------------------------------------------

NET EARNINGS                                           $     15,552 $    60,920
-------------------------------------------------------------------------------


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
-------------------------------------------------------------------------------


See Accompanying Note to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS
-------------------------------------------------------------------------------
Three Months Ended                                    February 28,  February 29,
                                                          1997          1996
-------------------------------------------------------------------------------

Revenues:
  Feed and other sales                                 $  2,106,218 $ 2,192,364
  Feedlot services                                          666,262     439,524
  Other                                                      21,265      93,505
  Interest                                                    9,964       4,194
  Interest on note receivable related party                   3,750       3,750
-------------------------------------------------------------------------------
Total Revenues                                            2,807,459   2,733,337
-------------------------------------------------------------------------------


Costs and Expenses
  Cost of feed and other sales                            1,964,480   1,983,341
  Cost of feedlot services                                  636,248     377,535
  Selling, general and administrative                       202,496     343,627
  Interest                                                    2,582       9,077
  Interest on capital leases - related party                 29,565      31,350
-------------------------------------------------------------------------------
Total Costs and Expenses                                  2,835,371   2,744,930
-------------------------------------------------------------------------------

Loss Before Income Taxes                                    (27,912)    (11,593)

Income Tax Benefits                                         (11,940)    ( 8,527)
-------------------------------------------------------------------------------
NET LOSS                                               $    (15,972)$    (3,066)
-------------------------------------------------------------------------------


EARNINGS PER COMMON SHARE AND
  COMMON EQUILAVENT SHARE                              $        Nil $       Nil
-------------------------------------------------------------------------------

Weighted Average Number of Common and
  Common Equilavent Shares Outstanding                    6,793,702   5,764,640
-------------------------------------------------------------------------------


See Accompanying Note to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
Six Months Ended                                      February 28,  February 29,
                                                          1997          1996
-------------------------------------------------------------------------------

 Cash Flows from Operating Activities:
   Cash received from customers                        $  7,116,576 $ 6,269,501
   Cash paid to suppliers and employees                  (5,976,370) (5,343,948)
   Interest received                                         21,281      29,073
   Interest paid                                            (71,806)    (94,945)
   Taxes paid                                               (93,000)    (20,806)
--------------------------------------------------------------------------------
     Net Cash Provided by Operating Activities              996,681     838,875
--------------------------------------------------------------------------------

 Cash Flows From Investing Activities:
   Acquisition of property and equipment                    (11,331)    (13,796)
   Collections on loan to related party                          --     107,455
--------------------------------------------------------------------------------
     Net Cash Provided (Used) by Investing Activities       (11,331)     93,659
--------------------------------------------------------------------------------

 Cash Flows From Financing Activities:
   Proceeds from notes payable                            1,138,000   1,270,000
   Principal payments on:
     Short-term notes payable                            (1,298,000) (1,946,000)
     Capital lease obligations - related party              (25,573)    (52,650)
   Net increase (decrease) in short-term cattle financing  (305,275)     98,001
   Increase in cash overdraft                                54,458          --
--------------------------------------------------------------------------------
     Net Cash Used by Financing Activities                 (436,390)   (630,649)
--------------------------------------------------------------------------------

Net Increase in Cash                                        548,960     301,885

Cash, Beginning of Period                                    86,551      72,272
--------------------------------------------------------------------------------
Cash, End of Period                                    $    635,511 $   374,157
-------------------------------------------------------------------------------

Continued on next page.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------
Six Months Ended                                      February 28,  February 29,
                                                          1997          1996
-------------------------------------------------------------------------------
RECONCILIATION OF NET EARNINGS TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:

 Net earnings                                          $     15,552 $    60,920
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation and amortization expense                   53,052      84,270
     Recognition of deferred gain                                --      (9,309)
     Changes in assets and liabilities net of short-term cattle financing:
         (Increase) decrease in:
           Trade accounts receivable                        168,173     393,315
           Trade accounts receivable - related party         82,918      37,013
           Accounts receivable - related party                   --     (62,413)
           Income taxes receivable                           (2,714)     11,082
           Inventories                                      (85,510)   (155,195)
           Prepaid expense                                  (16,610)    (29,141)
           Deposits and other                                    --        (100)
         Increase (decrease) in:
           Trade accounts payable and accrued expenses      163,254     164,326
           Income taxes payable                             (86,579)     (4,965)
           Customer advance feed contracts                1,099,531     313,467
           Customer advance feed contracts-related parties (102,228)     35,605
-------------------------------------------------------------------------------
 Net Cash Provided by Operating Activities             $    966,681 $   838,875
-------------------------------------------------------------------------------


 See Accompaning Note to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

NOTE TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


The consolidated balance sheets as of February 28, 1997 and August 31, 1996, the consolidated statements of earnings for the three months and six months ended February 28, 1997 and February 29, 1996 and consolidated statements of cash flows for the six months ended February 28, 1997 and February 29, 1996 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by the rules and regulations of the Securities and Exchange Commission.

In preparation of the above-described financial statements, all adjustments of a normal and recurring nature have been made in addition to the transactions described in the preceding paragraphs. The Company believes that the accompanying unaudited financial statements contain all adjustments necessary to present fairly the results of operations and cash flows for the periods presented. Further, management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the annual financial statements and the notes thereto. The operations for the six months and three months periods ended February 28, 1997 are not necessarily indicative of the results to be expected for the year.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     A summary of the net earnings (loss) by quarter for the first six months of the fiscal year ended February 28, 1997, compared to the same periods the year before is as follows:
        ----------------------------------------------------------------
                             February 28,    February 29,      Decrease
        Six Months Ended        1997            1996
        ----------------------------------------------------------------
        First Quarter        $ 31,524        $ 63,986          $(32,462)
        Second Quarter        (15,972)         (3,066)          (12,906)
        ----------------------------------------------------------------
                             $ 15,552        $ 60,920          $(45,368)

     The most significant factor that affects operating results is the average head numbers of cattle per day ("average head days") in the Company's feedlot because feed is sold and feedlot services are rendered to the cattle owners. Sales of feed and feedlot services account for 95% or more of the Company's revenues. The average head days for the periods being compared were as follows:
        ----------------------------------------------------------------
                             February 28,    February 29,      Increase
        Six Months Ended        1997            1996
        ----------------------------------------------------------------
        First quarter         16,377          15,782              595
        Second quarter        15,616          15,038              578
        Six months combined   15,821          15,241              580

     The 580, or 3.7%, increase in average head days, impacts several areas, as described below.

     Another factor that affected earnings for the six months ended February 28, 1997 and February 29, 1996, and that did or will impact average head numbers and earnings later in the fiscal year, is the Company's "fall calf program". As a service to customers, the Company purchases for them calves weaned in the fall and places them with local farmer-feeders who feed and care for the calves until the following February through April when the cattle are transferred to the Company's feedlot. These fall calf programs are undertaken on essentially a breakeven basis; that is, the amounts paid to the farmer-feeders are about the same as the amounts charged to the customers. The Company offers this service to improve placements in February through April when cattle placements are usually low. The revenues are recorded as sales of feedlot services and the costs as the cost of feedlot services. Therefore, a high volume in the fall calf program can reduce the gross profit percentage on sales of feedlot services. For the quarter ended February 28, 1997, the Company had 4,146 head in its fall calf program as compared to 1,310 head the previous year. This resulted in an increase in the sales and costs of the fall calf program for the six months ended February 28, 1997 over the same period the previous year of about $329,000 and caused a small decrease in the gross profit percentage from sales of feedlot services as noted below.

     Other key factors that affect earnings are the gross profit percentages on feed and other sales, and on feedlot services. The following is a brief summary of gross profit and gross profit percentages on feed and other sales:

        ----------------------------------------------------------------------
                                   February 28,    February 29,      Increase
        Six Months Ended              1997            1996          (Decrease)
        ----------------------------------------------------------------------
        Feed and other sales       $4,704,409      $4,529,412       $  174,997
        Cost of feed and
         other sales                4,376,730       4,094,941          281,789
        ----------------------------------------------------------------------
              Gross profit         $  327,679      $  434,471       $ (106,792)

              Gross profit percentage    7.0%            9.6%             (2.6%)


     A variety of feed ingredients are combined in varying percentages and sold as various rations. The ingredients are separately marked up so the gross profit percentage on feed sales is affected by three variables:

     (1) the type and quantity of individual rations sold (2) management's discretionary pricing decisions (3) feed ingredients sold under customer advance feed contracts which are not subject to management's discretionary pricing decisions

     The $106,792 decrease in gross profit from feed and other sales for the period ended February 28, 1997 from the same period the previous year is a result of changes in two variables described above. For the period ended February 28, 1997, more rations were sold which contained more ingredients that do not contribute as many dollars to the gross profit due to their lower cost and markup. Also, the price of corn, the main ingredient in the majority of the rations sold, had reached near record highs during the fourth quarter of the previous year and first quarter of the current year. In an effort to maintain a competitive edge in the industry by keeping feeding costs down, as well as build goodwill with its customers, management lowered the markup on corn for the six months ended February 28,1997 from the same period the previous year. Management is not anticipating the continuance of this lower markup policy into the balance of the fiscal year. Management has implemented procedures by which certain feedlot services are expected to generate additional revenues.

     The following is a brief summary of the gross profit and gross profit percentages on sales of feedlot services:

        ----------------------------------------------------------------------
                                   February 28,    February 29,      Increase
        Six Months Ended              1997            1996          (Decrease)
        ----------------------------------------------------------------------
        Sales of feedlot services  $1,117,356      $  773,150       $  344,206
        Cost of feedlot services    1,027,866         632,092          395,774

        Gross profit               $   89,490      $  141,058       $  (51,568)

        Gross profit percentage          8.0%           18.2%           (10.2%)


     Sales of feedlot services consist primarily of yardage (pen rent) charged to the owners of the cattle on feed and grain processing charged for the processing of certain feed ingredients before they can be fed to the cattle. Yardage charges for the quarter ended February 28, 1997 increased $49,470 or 15.38% from the same period the prior year due to the increased head numbers and procedural changes as described previously. Grain processing charges, however, decreased $34,382 or 13.2% for the period ended February 28, 1997 due to the mix of ingredients as described above.

     As previously noted, the sales and cost of sales for the fall calf program are also included in the sales and cost of sales of feedlot services. If the fall calf program sales and costs are excluded, the gross profit percentage for the period ended February 28, 1997 is 16.3% compared to 26.4% for the same period the previous year.

     The cost of feedlot services consists largely of feedlot operating expenses. The total cost of feedlot services increased $395,774 for the period ended February 28, 1997 compared to the same period the prior year. If the fall calf program costs are excluded, the increase for the period ended February 28, 1997 compared to the same period the prior year is $66,226. As a result of the increase in average head days and a change in the types of ingredients used in the rations, labor costs increased about $52,500 and equipment fuel and repair costs increased approximately $11,600. The balance of the change is due to increases and decreases in various expenses. Management does not anticipate any additional increases in labor, although labor costs are expected to remain at or slightly below current levels.

     Other revenues decreased $150,429. This decrease is primarily the result of sale of two of the Company's commodity brokerage subsidiaries, LaSalle Commodities and Cattle Services Co. and Miller Trading Co., in May 1996. For the period ended February 29, 1996, these discontinued operations had generated approximately $140,000 in revenues. Due to corresponding reductions in management, sales and adminstrative cost, as described below, management does not expect loss of revenue from the discontinued operations to have a negative affect on the Company's earnings. The balance of the increase is the result of increases and decreases in various accounts.

     Interest income decreased $7,792 or 36.1% for the period ended February 28, 1997 over the same period the prior year due to the Company's "carrying" or financing fewer customer feeding charges. This reduction in revenues is accompanied by a reduction in interest expense, as discussed below, and therefore does not have a negative affect on the Company's earnings.

     Selling, general, and administrative expenses decreased $227,567 for the period ended February 28, 1997 over the same period the prior year. Payroll expenses, related to the decrease in the revenues from discontinued operations as described above, decreased $88,100, while telephone and advertising expenses, the two most significant expenses of the discontinued operations, decreased $34,300. For the quarter ended February 28, 1997, the Company incurred $8,300 in customer death loss adjustments, compared to $32,900 for the same period the previous year, a decrease of $26,300. These adjustments, although not required, are made to customers for the purpose of creating goodwill and/or when management feels that death losses incurred by a customer are extraordinary in nature. Legal and accounting fees decreased $32,300 for the period ended February 28, 1997 over the same period the prior year. During the period ended February 29, 1996 the Company was involved in litigation with the past president of Genetic Engineering, Inc. which had merged with the Company, concerning debts allegedly owed him. A settlement was reached in April 1996. The balance of the increase in selling, general, and administrative expenses are various increases and decreases in several accounts.

     Interest expense decreased $15,948 for the period ended February 28, 1997 over the same period the prior year. This is the result of reduced borrowings. The need to borrow funds was reduced by a decrease in the amount of customer's feed charges that the Company financed, as described previously, and the increase in funds received from customer advance feed contracts, as described below.

     Income taxes are directly related to the net earnings before income taxes and certain assumptions that are made with the estimations. For the period ended February 28, 1997, income taxes decreased $23,215 from the same period the prior year while pretax income decreased $68,583.


Liquidity and Capital Resources

     For the six months ended February 28, 1997, the internally-generated funds from operating activities were $996,681 compared to $838,875 for the same period the previous year, an increase of $157,806. Although cash received from customers for the period increased $847,075, cash paid to suppliers and employees increased only $632,422, for a total cash increase of $214,653. Interest received for the period decreased $7,792, while interest paid decreased $23,139, for a total cash increase of $15,347. For the period ended February 28, 1997, net income tax payments totalled $93,000 compared to $20,806 for the same period the previous year, a net cash decrease of $72,194.

     For the six months ended February 28, 1997 the net cash that was used by investing operations of $11,331 compared to the net cash provided by investing operations the same period the previous year of $93,659, resulting a net cash decrease of $104,990. For the period ended February 28, 1997, acquisition of property and equipment decreased $2,6465 while collections on a loan from a related party decreased $107,455.

     The net cash used by financing activities was $436,390 for the six months ended February 28, 1997, a decrease of $194,259 from the usage of $630,649 for the same period the prior year. The change in net borrowings over repayments of notes and other obligations resulted in a $516,000 decrease in funds used for the six months ended February 28, 1997 compared to the same period the previous year. Net short-term cattle financing for the six months ended February 28, 1997 used $305,275 compared to the provision of funds the same period the prior year of $98,001, a decrease in funds provided of $403,276. The increase in the cash overdraft, provided an additional $54,458 for the six months ended February 28, 1997.

     The Company's working capital (current assets minus current liabilities) increased by $44,555 during the six months ended February 28, 1997 from $281,511 at August 31, 1996 to $326,066 at February 28, 1997. There were offsetting increases and decreases to several current assets and current liabilities as shown on the consolidated balance sheets.

     Trade accounts receivable increased by $104,123 for the six months ended February 28, 1997. Feed accounts receivable decreased $211,800 due to the collection of financed amounts from customers; feeder cattle accounts receivable increased $272,300 due to sales that were made on February 28, 1997. The reduction in trade accounts receivable from related parties is due to the decrease in sales to related parties.

     Inventories increased $78,318 due to an increase in the level of feed ingredient inventories on hand. The amount of feed ingredient inventories on hand at any given time will fluctuate depending on such variables as anticipated weather conditions, consumption levels, delivery schedules, and the number of various ingredients being fed. These fluctuations are the result of normal operations.

     Deposits on feeder cattle decreased $14,520 due to the fact that the cattle for which the deposits had been made have been delivered to the feedlot, and the deposits made for them has been applied against the purchase price.

     For the six months ended February 28, 1997 the bank overdraft increased $54,458.

     Notes payable were reduced by $160,000 for the six months ended February 28,1997 mainly because of the increase in customer advance feed contracts of $1,099,532. Customers make advance purchases of feed ingredients primarily in December both for tax purposes and to stabilize their feeding costs. These advance payments provide additional cash which lessens the amount of borrowed funds required. The increase in trade accounts payable is due to normal business transactions.

     The Company has a revolving line of credit of $200,000 from a local bank that matures December 31, 1997 and bears interest at 1.5% over the prime rate (actual rate of 9.75% at February 28, 1997). There was no outstanding balance at February 28, 1997 which meant that the Company could generate an additional $200,000 cash if needed under this line of credit. The note is secured by feed accounts receivable, feed inventories, and equipment. Miller Feeders, Inc. (MFI) has a $300,000 revolving line of credit at the same local bank for the procurement of feeder cattle for resale tocustomers. The line of credit matures on December 31, 1997 and bears interest at 1.5% over the prime rate (actual rate of 9.75% at February 28, 1997). There was no outstanding balance at February 28, 1997 which meant that MFI could borrow up to $300,000 to purchase feeder cattle for resale to customers. The line is secured by feeder cattle inventories and feeder cattle accounts receivable.

     The Company had no material commitments for capital expenditures at February 28, 1997.

     The Company has signed a contract for the sale of the land held for sale for $700,000. Closing on this contract is expected to be in May 1997.

     Management   believes  it  has  adequate  financial  resources  to  conduct operations at present and reasonably anticipated levels.

                           PART II   OTHER INFORMATION

Items 1 through 6 None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              MILLER DIVERSIFIED CORPORATION
                                                       (Registrant)



        Date:  April 10, 1997                 /s/JAMES E MILLER
                                              ----------------------------------
                                                 James E. Miller
                                                 President,
                                                 Chief Executive Officer,
                                                 Chief Financial Officer



        Date:  April 10, 1997                 /s/STEPHEN R. STORY
                                              ----------------------------------
                                                 Stephen R. Story
                                                 Secretary-Treasurer