Form 10QSB
period 1997-05-31
MILLER DIVERSIFIED CORP
filed 1997-07-21
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934



                       For the Quarter Ended May 31 , 1997

                         Commission File Number 01-19001

                         MILLER DIVERSIFIED CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 Nevada                                  84-1070932
         -------------------------                 ----------------------
        (State or other jurisdic-                 (I.R.S. Employer Iden-
         tion of incorporation or                    tification Number)
             organization)


                                Mailing Address:
                                  P. O. Box 937
                            La Salle, Colorado 80645

                            23360 Weld County Road 35
                            La Salle, Colorado 80645
                     --------------------------------------
                     (Address of Principal Executive Office)


                                 (970) 284-5556
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   X          NO
                               -----           -----

Number of shares of Common Stock, par value $.0001, outstanding on May 31, 1997, 6,364,640.

Transitional Small Business Disclosure Format:    YES      NO   X
                                                      ---      ---

 PART I - FINANCIAL INFORMATION

 Item 1 - Financial Statements
 -----------------------------

 MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

 CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
                                                          May 31,    August 31,
                                                           1997         1996
-------------------------------------------------------------------------------

ASSETS
------

Current Assets:
  Cash                                                 $    76,368  $    86,551
  Trade accounts receivable                              1,073,848      735,809
  Trade accounts receivable - related parties               37,155      116,692
  Account receivable - related party                        45,188       81,102
  Income tax refunds receivable                             94,345           --
  Inventories                                              234,994      283,279
  Prepaid expenses                                          21,574       21,725
  Deposits on feeder cattle                                     --       14,520
-------------------------------------------------------------------------------
    Total Current Assets                                 1,583,472    1,339,678
-------------------------------------------------------------------------------

Property and Equipment:
  Land held for sale                                            --      700,000
  Feedlot facilities under capital lease
    - related party                                      1,497,840    1,497,840
  Equipment                                                 77,453       81,007
  Equipment under capital leases - related party           149,453      149,453
  Leasehold improvements                                    84,793       72,173
                                                         ---------    ---------
                                                         1,809,539    2,500,473
  Less: Accumulated depreciation and amortization          586,350      506,964
-------------------------------------------------------------------------------
    Total Property and Equipment                         1,223,189    1,993,509
-------------------------------------------------------------------------------

Other Assets:
  Note receivable - related party                          550,000      250,000
  Water shares held for sale                                    --      120,000
  Deferred income taxes                                    362,018      124,018
  Deposits and other                                        31,500        1,500
-------------------------------------------------------------------------------
    Total Other Assets                                     943,518      495,518
-------------------------------------------------------------------------------

TOTAL ASSETS                                           $ 3,750,179  $ 3,828,705
-------------------------------------------------------------------------------

Continued on next page.

 MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

 ------------------------------------------------------------------------------
                                                          May 31,    August 31,
                                                           1997         1996
 ------------------------------------------------------------------------------

 LIABILITIES
 -----------

 Current Liabilities:
  Bank overdraft                                        $    35,845  $   16,710
  Notes payable                                                  --     160,000
  Trade accounts payable                                    485,970     534,839
  Accrued expenses                                            5,788      21,989
  Accrued income taxes payable                                   --      86,579
  Customer advance feed contracts                           172,011      14,907
  Customer advance feed contracts - related parties              --     175,263
  Current portion of capital lease
    obligations-related party                                28,660      47,880
-------------------------------------------------------------------------------
    Total Current Liabilities                               728,274   1,058,167
-------------------------------------------------------------------------------

Capital Lease Obligations - related party                 1,025,405   1,044,551
-------------------------------------------------------------------------------
Total Liabilities                                         1,753,679   2,102,718
-------------------------------------------------------------------------------


Commitments
--------------------------------------------------------------------------------


STOCKHOLDERS' EQUITY
--------------------

Preferred Stock                                                  --           --
Common  Stock, par  value $.0001 per share; 25,000,000
 shares  authorized;  6,364,640  issued and outstanding         636          636
Additional Paid-In Capital                                1,351,693    1,351,693
Retained Earnings                                           644,171      373,658
-------------------------------------------------------------------------------
Total Stockholders' Equity                                1,996,500    1,725,987

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  3,750,179 $  3,828,705
================================================================================


See Accompanying Note to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS
-------------------------------------------------------------------------------
Nine Months Ended May 31,                                   1997        1996
-------------------------------------------------------------------------------

Revenues:
  Feed and other sales                                 $  7,119,214 $ 7,487,836
  Feedlot services                                        1,730,534   1,174,498
  Other                                                      61,510     412,029
  Interest                                                   18,361      24,478
  Interest on note receivable related party                  11,250      11,250
-------------------------------------------------------------------------------
Total Revenues                                            8,940,869   9,110,091
-------------------------------------------------------------------------------


Costs and Expenses
  Cost of feed and other sales                            6,582,429   6,839,499
  Cost of feedlot services                                1,575,622     933,679
  Selling, general and administrative                       560,979     925,153
  Interest                                                   10,485      28,404
  Interest on capital leases - related party                 88,313      94,553
  Loss on sale of assets                                    178,452          --
-------------------------------------------------------------------------------
Total Costs and Expenses                                  8,996,280   8,821,288
-------------------------------------------------------------------------------

Earnings (Loss) before Income Taxes                         (55,411)    288,803

Income Tax Expense (Benefits)                              (325,924)     39,733
-------------------------------------------------------------------------------

NET EARNINGS                                           $    270,513 $   249,070
-------------------------------------------------------------------------------


EARNINGS PER COMMON SHARE AND
  COMMON EQUILAVENT SHARE                              $        .04 $       .04
-------------------------------------------------------------------------------

Weighted Average Number of Common and
  Common Equilavent Shares Outstanding                    6,364,640   5,764,640
-------------------------------------------------------------------------------


See Accompanying Note to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS
-------------------------------------------------------------------------------
Three Months Ended May 31,                                  1997        1996
-------------------------------------------------------------------------------

Revenues:
  Feed and other sales                                 $  2,414,806 $ 2,958,424
  Feedlot services                                          613,178     401,348
  Other                                                      15,192     215,182
  Interest                                                    4,480       2,905
  Interest on note receivable related party                   3,750       3,750
-------------------------------------------------------------------------------
Total Revenues                                            3,051,406   3,581,609
-------------------------------------------------------------------------------


Costs and Expenses
  Cost of feed and other sales                            2,205,699   2,744,558
  Cost of feedlot services                                  547,756     301,586
  Selling, general and administrative                       165,544     302,151
  Interest                                                     (512)      1,459
  Interest on capital leases - related party                 29,138      30,895
  Loss on sale of assets                                    178,452          --
-------------------------------------------------------------------------------
Total Costs and Expenses                                  3,126,077   3,380,649
-------------------------------------------------------------------------------

Profit (Loss) Before Income Taxes                           (74,671)    200,960

Income Tax Expense (Benefits)                              (329,631)     12,810
-------------------------------------------------------------------------------
NET EARNINGS                                           $    254,960 $   188,150
-------------------------------------------------------------------------------


EARNINGS PER COMMON SHARE AND
  COMMON EQUILAVENT SHARE                              $        .04 $       .03
-------------------------------------------------------------------------------

Weighted Average Number of Common and
  Common Equilavent Shares Outstanding                    6,364,640   5,764,640
-------------------------------------------------------------------------------


See Accompanying Note to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
Nine Months Ended May 31,                                   1997        1996
-------------------------------------------------------------------------------

 Cash Flows from Operating Activities:
   Cash received from customers                        $  9,085,358 $ 9,423,136
   Cash paid to suppliers and employees                  (8,808,882) (8,674,373)
   Interest received                                         29,611      35,727
   Interest paid                                           (100,432)   (127,851)
   Taxes paid                                               (93,000)    (22,406)
-------------------------------------------------------------------------------
     Net Cash Provided by Operating Activities              112,655     634,233
-------------------------------------------------------------------------------

 Cash Flows From Investing Activities:
   Acquisition of property and equipment                    (13,864)    (15,497)
   Proceeds from sale of investments - subsidiaries              --      44,929
   Proceeds from sale of property and equipment             645,893          --
   Loans to related party                                  (300,000)         --
   Collections on loan to related party                          --     112,781
-------------------------------------------------------------------------------
     Net Cash Provided by Investing Activities              332,029     142,213
-------------------------------------------------------------------------------

 Cash Flows From Financing Activities:
   Proceeds from notes payable                            1,213,000   1,420,000
   Principal payments on:
     Short-term notes payable                            (1,373,000) (2,096,000)
     Capital lease obligations - related party              (38,365)    (79,271)
   Net increase (decrease) in short-term cattle financing  (275,637)     97,683
   Increase in cash overdraft                                19,135          --
-------------------------------------------------------------------------------
     Net Cash Used by Financing Activities                 (454,867)   (657,588)
-------------------------------------------------------------------------------

Net Increase (Decrease) in Cash                             (10,183)    118,858

Cash, Beginning of Period                                    86,551      72,272
-------------------------------------------------------------------------------
Cash, End of Period                                    $     76,368 $   191,130
-------------------------------------------------------------------------------

Continued on next page.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------
Nine Months Ended May 31,                                   1997        1996
--------------------------------------------------------------------------------
RECONCILIATION OF NET EARNINGS TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:

 Net earnings                                          $    270,513 $   249,070
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Gain on sale of investments - subsidiaries                  --     (20,000)
     Loss on sale of property and equipment                 178,452          --
     Depreciation and amortization expense                   79,838     123,386
     Recognition of deferred gain                                --     (13,963)
     Decrease in deferred income taxes                     (238,000)         --
     Changes in assets and liabilities net
      of short-term cattle financing:
         (Increase) decrease in:
           Trade accounts receivable                         16,996     254,374
           Trade accounts receivable - related party         79,536      23,441
           Accounts receivable - related party               35,914      61,080
           Income taxes receivable                          (94,345)     11,082
           Inventories                                      (33,091)    (68,410)
           Prepaid expense                                      151     (14,063)
           Deposits and other                               (30,000)       (100)
         Increase (decrease) in:
           Trade accounts payable and accrued expenses      (48,571)     62,171
           Income taxes payable                             (86,579)      6,245
           Customer advance feed contracts                  157,104     172,748
           Customer advance feed contracts-related parties (175,263)     27,461
           Obligation payable                                    --    (240,289)
-------------------------------------------------------------------------------
 Net Cash Provided by Operating Activities             $    112,655 $   634,233
-------------------------------------------------------------------------------


 See Accompanying Note to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

NOTE TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------

The consolidated balance sheets as of May 31, 1997 and August 31, 1996, the consolidated statements of earnings for the three months and nine months ended May 31, 1997 and 1996 and consolidated statements of cash flows for the nine months ended May 31, 1997 and 1996 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by the rules and regulations of the Securities and Exchange Commission.

In preparation of the above-described financial statements, all adjustments of a normal and recurring nature have been made in addition to the transactions described in the preceding paragraphs. The Company believes that the accompanying unaudited financial statements contain all adjustments necessary to present fairly the results of operations and cash flows for the periods presented. Further, management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the annual financial statements and the notes thereto. The operations for the nine months and three months periods ended May 31, 1997 are not necessarily indicative of the results to be expected for the year.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
         -------------------------

Results of Operations

     A summary of the net earnings (loss) by quarter for the first nine months of the fiscal year ended May 31, 1997, compared to the same periods the year before is as follows:

        ----------------------------------------------------------------
        Nine Months Ended                                      Increase
          May 31               1997            1996           (Decrease)
        ----------------------------------------------------------------
        First Quarter        $ 31,524        $ 63,986          $(32,462)
        Second Quarter        (15,972)         (3,066)          (12,906)
        Third Quarter         254,960         188,150            66,810
        ----------------------------------------------------------------
        Nine Months Combined $270,513        $249,070          $ 21,443

     The most significant factor that affects operating results is the average head numbers of cattle per day ("average head days") in the Company's feedlot because feed is sold and feedlot services are rendered to the cattle owners. Sales of feed and feedlot services account for 95% or more of the Company's revenues. The average head days for the periods being compared were as follows:

        ----------------------------------------------------------------
        Nine Months Ended                                      Increase
          May 31               1997            1996           (Decrease)
        ----------------------------------------------------------------
        First Quarter         16,377          15,782              595
        Second Quarter        15,616          15,038              578
        Third Quarter         16,656          16,093              563
        Nine months combined  16,038          15,466              572

     The 572, or 3.6%, increase in average head days, impacts several areas, as described below.

     Another factor that affected earnings for the nine months ended May 31, 1997 and 1996, and that did or will impact average head numbers and earnings later in the fiscal year, is the Company's "fall calf program". As a service to customers, the Company purchases for them calves weaned in the fall and places them with local farmer-feeders who feed and care for the calves until the following February through April when the cattle are transferred to the Company's feedlot. These fall calf programs are undertaken on essentially a breakeven basis; that is, the amounts paid to the farmer-feeders are about the same as the amounts charged to the customers. The Company offers this service to improve placements in February through April when cattle placements are usually low. The revenues are recorded as sales of feedlot services and the costs as the cost of feedlot services. Therefore, a high volume in the fall calf program can reduce the gross profit percentage on sales of feedlot services. During the quarter ended May 31, 1997, the Company had 4,146 head in its fall calf program as compared to 1,310 head the previous year. This resulted in an increase in the sales and costs of the fall calf program for the nine months ended May 31, 1997 over the same period the previous year of about $513,000 and caused a small decrease in the gross profit percentage from sales of feedlot services as noted below.

     Other key factors that affect earnings are the gross profit percentages on feed and other sales, and on feedlot services. The following is a brief summary of gross profit and gross profit percentages on feed and other sales:

        ----------------------------------------------------------------------
        Nine Months Ended                                            Increase
          May 31                      1997            1996          (Decrease)
        ----------------------------------------------------------------------
        Feed and other sales       $7,119,214      $7,487,836       $ (368,622)
        Cost of feed and
         other sales                6,582,429       6,839,499         (257,070)
        ----------------------------------------------------------------------
              Gross profit         $  536,785      $  648,337       $ (111,552)

              Gross profit percentage    7.5%            8.7%            (1.2%)


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

     The $111,552 decrease in gross profit from feed and other sales for the period ended May 31, 1997 from the same period the previous year is a result of changes in two variables described above. For the period ended May 31, 1997, more rations were sold which contained more ingredients that do not contribute as many dollars to the gross profit due to their lower cost and markup. Also, the price of corn, the main ingredient in the majority of the rations sold, had reached near record highs during the fourth quarter of the previous year and first quarter of the current year. In an effort to maintain a competitive edge in the industry by keeping feeding costs down, as well as building goodwill with its customers, management lowered the markup on corn for a portion of the nine months ended May 31,1997 from the same period the previous year. Management is not anticipating the continuation of this lower markup policy into the balance of the fiscal year. Management has implemented procedures by which certain feedlot services are expected to generate additional revenues.

     The following is a brief summary of the gross profit and gross profit percentages on sales of feedlot services:

        ----------------------------------------------------------------------
        Nine Months Ended                                            Increase
          May 31                      1997            1996          (Decrease)
        ----------------------------------------------------------------------
        Sales of feedlot services  $1,730,534      $1,174,498       $  556,036
        Cost of feedlot services    1,575,622         933,679          641,943

        Gross profit               $  154,912      $  240,819       $  (85,907)

        Gross profit percentage          9.0%           20.5%           (11.5%)

     Sales of feedlot services consist primarily of yardage (pen rent) charged to the owners of the cattle on feed and grain processing charged for the processing of certain feed ingredients before they can be fed to the cattle. Yardage charges for the quarter ended May 31, 1997 increased $74,051 or 16.87% from the same period the prior year due to the increased head numbers and procedural changes as described previously. Grain processing charges, however, decreased $30,756 or 8.0% for the period ended May 31, 1997 due to a decrease in the quantity of feed ingredients that require processing used in the mix of ingredients as described above.

     As previously noted, the sales and cost of sales for the fall calf program are also included in the sales and cost of sales of feedlot services. If the fall calf program sales and costs are excluded, the gross profit percentage for the period ended May 31, 1997 is 18.0% compared to 29.2% for the same period the previous year.

     The cost of feedlot services consists primarily of feedlot operating expenses. The total cost of feedlot services increased $641,943 for the period ended May 31, 1997 compared to the same period the prior year. If the fall calf program costs are excluded, the increase for the period ended May 31, 1997 compared to the same period the prior year is $128,160. As a result of the increase in average head days and a change in the types of ingredients used in the rations, labor costs increased about $72,800 and equipment fuel and repair costs increased approximately $27,500. To increase the capacity and accommodate the need for less than optimum occupancy per pen, the Company rented, on a month to month basis, several pens from third party farmer/feeders during the period ended May 31, 1997, but not during the same period the previous year. This proceedure resulted in additional costs of about $21,000 which are included in the cost of feedlot services. The balance of the change is due to increases and decreases in various expenses. Management does not anticipate any additional increases in labor, although labor costs are expected to remain at or slightly below current levels.

     Other revenues decreased $255,230. This decrease is primarily the result of the sale of two of the Company's commodity brokerage subsidiaries, LaSalle Commodities and Cattle Services Co. and Miller Trading Co., in May 1996. For the period ended May 31, 1996, these discontinued operations had generated approximately $220,000 in revenues. Due to corresponding reductions in management, sales and adminstrative costs, as described below, management does not expect the loss of revenue from the discontinued operations to have a negative effect on the Company's earnings. The balance of the increase is the result of increases and decreases in various accounts.

     Interest income decreased $6,116 or 25.0% for the period ended May 31, 1997 over the same period the prior year. Interest income received from the Company's "carrying" or financing customer feeding charges decreased about $15,000 but interest received from investments increased about $8,800. This reduction in revenues is accompanied by a reduction in interest expense, as discussed below, and therefore does not have a negative effect on the Company's earnings.

     Selling, general, and administrative expenses decreased $364,174 for the period ended May 31, 1997 over the same period the prior year. Payroll expenses, related to the decrease in the revenues from discontinued operations as described above, decreased $121,700, while telephone and advertising expenses, the two most significant expenses of the discontinued operations, decreased $56,900. For the quarter ended May 31, 1997, the Company incurred $10,400 in customer death loss adjustments, compared to $35,500 for the same period the previous year, a decrease of $25,100. These adjustments, although not required, are made to customers for the purpose of creating goodwill and/or when management feels that death losses incurred by a customer are extraordinary in nature. Legal and accounting fees decreased $47,700 for the period ended May 31, 1997 over the same period the prior year. During the period ended May 31, 1996 the Company was involved in litigation with the past president of Genetic Engineering, Inc. which had merged with the Company, concerning debts allegedly owed him. A settlement was reached in April 1996. The balance of the increase in selling, general, and administrative expenses are various increases and decreases in several accounts.

     Interest expense decreased $24,159 for the period ended May 31, 1997 over the same period the prior year. This is the result of reduced borrowings. The need to borrow funds was reduced by a decrease in the amount of customer's feed charges that the Company financed, as described previously, and the increase in funds received from customer advance feed contracts, as described below.

     In May 1997, the Company sold the land held for sale and water rights in Thornton, Colorado to an unrelated third party. This sale resulted in a book loss of approximately $176,700. Due to zoning changes and requirements by the City of Thornton, the value of the property had continually declined in recent years. The Company reduced its book value during the year ended August 31, 1994 by $380,913 after an appraisal was made for a prospective buyer. This declining value, coupled with continued operating losses for the operation and maintance of the property prompted the Company to limit its losses and accept the contract for the sale at a loss. The sale did generate considerable income tax benefits, as described below, which exceed the current book loss. This benefit is the result of the non-deductability, for income tax purposes, of the write down of the land's value by the Company and a write down of the value before the Company acquired the land through its merger with Genetic Engineering, Inc. in 1992.

     Although income taxes are usually directly related to the net earnings before income taxes and certain assumptions that are made with the estimations other events can have a major impact. For the period ended May 31, 1997, income taxes decreased $365,657 from the same period the prior year while pretax income decreased $344,214. As a result of the sale of the land held for sale, as described above, the Company recorded an income tax refund receivable of approximately $88,000 for taxes paid in previous years and recorded a deferred income tax benefit of $238,000.


Liquidity and Capital Resources
-------------------------------

     For the nine months ended May 31, 1997, the internally-generated funds from operating activities were $112,655 compared to $634,233 for the same period the previous year, a decrease of $521,578. Cash received from customers for the period decreased $337,778 and cash paid to suppliers and employees increased $134,509, for a total cash decrease of $472,287. Interest received for the period decreased $6,116, while interest paid decreased $27,419, for a total cash increase of $21,303. For the period ended May 31, 1997, net income tax payments totalled $93,000 compared to $22,406 for the same period the previous year, a net cash decrease of $70,594.

     For the nine months ended May 31, 1997 the net cash that was provided by investing operations of $332,029 compared to the net cash provided by investing operations the same period the previous year of $142,213, resulting a net cash increase of $189,816. For the period ended May 31, 1997, acquisition of property and equipment decreased $1,633. For the period ended May 31, 1997 proceeds from the sale of assets (property and equipment) generated $645, 893 compared to the proceeds from the sale of assets (investments in subsidiaries) the prior year of $44,929, a cash increase of $600,964. For the period ended May 31, 1997, the Company made loans to a related party for the purpose of feeding cattle in the total amount of $300,000 compared to collections that were made on a loan to a related party the previous year of $112,781, a cash decrease of $412,781.

     The net cash used by financing activities was $454,867 for the nine months ended May 31, 1997, a decrease of $202,721 from the usage of $657,588 for the same period the prior year. The change in net borrowings over repayments of notes and other obligations resulted in a $556,906 decrease in funds used for the nine months ended May 31, 1997 compared to the same period the previous year. Net short-term cattle financing for the nine months ended May 31, 1997 used $275,637 compared to the provision of funds the same period the prior year of $97,683, a decrease in funds provided of $373,320. The increase in the cash overdraft, provided an additional $19,135 for the nine months ended May 31, 1997.

     The Company's working capital (current assets minus current liabilities) increased by $573,687 during the nine months ended May 31, 1997 from $281,511 at August 31, 1996 to $855,198 at May 31, 1997. The most significant changes are as follows:

        ----------------------------------------------------------------------
                                     May 31,       August 31,        Increase
                                      1997            1996          (Decrease)
        ----------------------------------------------------------------------
        CURRENT ASSETS
        Trade accounts receivable  $1,073,848      $  735,809       $  338,039
        Trade accounts receivable
          Related parties              37,155         116,692          (79,537)
        Tax refunds receivable         94,345              --           94,345
        Inventories                   234,994         283,279          (48,285)

        CURRENT LIABILITIES
        Notes payable                      --         160,000          (160,000)
        Trade accounts payable        485,970         534,839           (48,869)
        Customer feed contracts       172,011          14,907           157,104
        Customer feed contracts -
          Related parties                  --         175,263          (175,263)


     Trade accounts receivable increased by $338,039 for the nine months ended May 31, 1997. Feed accounts receivable decreased $48,663 due to the collection of financed amounts from customers; feeder cattle accounts receivable increased $355,034 due to sales that were made on May 29, 1997. The reduction in trade accounts receivable from related parties is due to the decrease in sales to related parties.

     Inventories decreased $48,285 due to a decrease in the level of feed ingredient inventories on hand. The amount of feed ingredient inventories on hand at any given time will fluctuate depending on such variables as anticipated weather conditions, consumption levels, delivery schedules, and the number of various ingredients being fed. These fluctuations are the result of normal operations.

     Deposits on feeder cattle decreased $14,520 due to the fact that the cattle for which the deposits had been made have been delivered to the feedlot, and the deposits made for them has been applied against the purchase price.

     For the  nine  months  ended  May 31,  1997 the  bank  overdraft  increased
$19,135.

     Notes payable were reduced by $160,000 for the nine months ended May 31,1997 mainly because of the increase in customer advance feed contracts of $157,104. Customers make advance purchases of feed ingredients primarily in December both for tax purposes and to stabilize their feeding costs. These advance payments provide additional cash which lessens the amount of borrowed funds required.

     The decrease in trade accounts payable of $48,869 is due to normal business transactions.

     The decrease in accrued income taxes payable of $86,579 is due to the increase in income tax refunds receivable as described above.

     The Company has a revolving line of credit of $200,000 from a local bank that matures December 31, 1997 and bears interest at 1.5% over the prime rate (actual rate of 10.0% at May 31, 1997). There was no outstanding balance at May 31, 1997 which meant that the Company could generate an additional $200,000 cash if needed under this line of credit. The note is secured by feed accounts receivable, feed inventories, and equipment. Miller Feeders, Inc. (MFI) has a $300,000 revolving line of credit at the same local bank for the procurement of feeder cattle for resale to customers. The line of credit matures on December 31, 1997 and bears interest at 1.5% over the prime rate (actual rate of 10.0% at May 31, 1997). There was no outstanding balance at May 31, 1997 which meant that MFI could borrow up to $300,000 to purchase feeder cattle for resale to customers. The line is secured by feeder cattle inventories and feeder cattle accounts receivable.

     The Company had no material commitments for capital expenditures at May 31, 1997.

     Management   believes  it  has  adequate  financial  resources  to  conduct operations at present and reasonably anticipated levels.

PART II   OTHER INFORMATION

Items 1 through 6 None.
-----------------

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


                                              MILLER DIVERSIFIED CORPORATION
                                              ------------------------------
                                                       (Registrant)



        Date:  July 17, 1997                  /s/JAMES E MILLER
                                              ------------------------------
                                                 James E. Miller
                                                 President,
                                                 Chief Executive Officer,
                                                 Chief Financial Officer



        Date:  July 17, 1997                  /s/STEPHEN R. STORY
                                              ------------------------------
                                                 Stephen R. Story
                                                 Secretary-Treasurer