Form 10KSB
period 1997-08-31
MILLER DIVERSIFIED CORP
filed 1997-12-11
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------

                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                         ------------------------------

                    For the fiscal year ended August 31, 1997
                          Commission File No. 01-19001

                         MILLER DIVERSIFIED CORPORATION
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                Nevada                                84-1070932
        -----------------------                  ---------------------
       (State or other jurisdic-                 (I.R.S. Employer Iden-
        tion of incorporation or                  tification No.)
        organization)
                                Mailing Address:
                                  P. O. BOX 937
                            La Salle, Colorado 80645

                            23360 Weld County Road 35
                            La Salle, Colorado 80645
                     (Address of Principal Executive Office)

        Registrant's telephone number including area code: (970) 284-5556

        Securities registered pursuant to Section 12(b) of the Act: None.

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0001 Par Value
                                 Title of Class
                                 --------------

Indicate by checkmark whether the registrant (1) has filed all reports required to have been filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                      YES  X      NO ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B if not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB
or any amendment to this Form 10-KSB.   X

Registrant's revenues for its most recent fiscal year were $11,377,569.

The aggregate market value of voting stock held by nonaffiliates of the Registrant was $478,414.64 based on the closing bid and ask prices as reported on the NASD Over-the-Counter Bulletin Board on November 21, 1997.

There were 6,364,640 shares of common stock $.0001 par value outstanding as of August 31, 1997.

Documents incorporated by reference: None.

                                     PART I

ITEM 1.DESCRIPTION OF BUSINESS
------------------------------

General Development of Business.
--------------------------------

     Miller Diversified Corporation (the Company) is a publicly-held Nevada corporation that was formed in 1987 as the result of several transactions and mergers of predecessor companies. In 1987, the Company acquired the commercial cattle feeding business and some farms of Miller Feed Lots, Inc. (MFL), a related entity as described later herein. The farms were subsequently sold, but the Company's principal business is still commercial cattle feeding that is operated on a feedlot facility and with equipment leased or rented from MFL. The Company has a wholly-owned subsidiary, Miller Feeders, Inc., which was acquired in 1987. MFI is a cattle brokerage company that earns commissions from the purchasing of feeder cattle and selling finished cattle for the Company's cattle feeding customers, and for brokering certain "outside" cattle purchases and sales. MFI has the required bond to enable it to receive and distribute the sales proceeds from the sale of feeding customers' cattle. During fiscal 1996 the Company sold two of its subsidiaries, La Salle Commodity and Cattle Services Co., a commercial commodity brokerage firm which had been acquired in 1990 and Miller Trading Co., a retail commodity brokerage firm which had been formed by the Company in January 1995. Also during fiscal 1996, the Company merged its subsidiary Genetic Engineering, Inc. (GEI), which was acquired in 1992, into the Company. The Company sold the assets of GEI as described below.

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

Products and Services
---------------------

     The Company's principal business is custom cattle feeding, which is the selling of feed and services to customers who place their cattle in the Company's feedlot. Occasionally the Company feeds some cattle for its own account. Typically, customers are ranchers and experienced cattle feeders. Cattle feeding customers are charged for feed consumed by their cattle and a flat amount per head per day, referred to as "yardage" for use of the feedlot facilities. Feed sales usually account for 80% to 90% of the Company's revenues. The Company and its subsidiary provide complete feedlot services which include assisting customers with outside financing, purchasing feeder cattle, making trucking arrangements, selling finished cattle, and assisting with hedging transactions. The Company, through its subsidiary, derives commissions and fees from buying and selling customers' cattle and, prior to the sale of LCCS and MTC, derived commissions and fees from executing hedging transactions.

     Most customers have their cattle delivered to the feedlot or authorize the Company to purchase feeder cattle for them. Feeder cattle are usually delivered at weights between 500 and 900 pounds. Lighter weight feeder cattle may be "backgrounded", that is, placed on pasture grazing until they reach the size that entry into the feedlot is deemed most profitable. Newly-weaned calves are often placed with local farmers who have sheltered facilities, where they are fed a growing ration until they reach the desired size to place them in the feedlot.

     Once cattle enter the feedlot to be finished, they are usually fed from three to six months, depending upon a variety of factors. The customer and Company's management, often with the assistance of a nutritionist, plan custom rations for the cattle considering such variables as size, sex, breed, and age of the feeder cattle. Feed ingredients are purchased by the Company, stored on the premises, mixed into rations and sold to the customer. The Company marks up its cost of the feed for sale to customers. The customer is invoiced at least twice per month for feed and yardage, and payment is due upon receipt of the invoice except for ingredients the customer may have prepaid. The Company follows certain procedures in managing its operations which include among others: (a) physically identifying cattle as they are delivered by brand or ear tags so that all customers' cattle are distinguishable; (b) all cattle, feed, and funds of customers are strictly accounted for with specific identification utilizing sophisticated computerized methods; (c) billing procedures are fully automated and current so that customers are sent an itemized billing with a complete breakdown of costs for each lot of cattle they own; (d) weighing of all feed and cattle to be sold is done on sealed scales, certified by the Colorado Department of Agriculture; (e) environmental standards of the feedlots are maintained to exceed all government regulation; and (f) adhering to all laws and regulations pertaining to the cattle feeding industry. Cattle fed at the Company's feedlot are given growth promotents unless otherwise requested by the customer.

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

     Feeder cattle, finished cattle, and feed are moved by truck, and excellent trucking services are available because Weld County is a major feed crop and cattle feeding area. The Company's cattle feeding business is somewhat seasonal because most calves from the Rocky Mountains and northern plains areas are weaned and ready to go to a feedlot in the fall. The cows are bred to calve in the spring and wean their calves in the fall. However, the Company can and does purchase feeder cattle from southern and west coast ranches at nearly any time of the year.

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

Raw Materials
-------------

     The Company's main raw materials are cattle feed consisting primarily of silage, hay, corn (or wheat), protein supplement, Bio-maize (a by-product of corn sweetner production) and other minor ingredients. The Company purchases most of its feed from local farmers or brokers. Northern Colorado, which includes Weld County, is a major crop production area with a reputation for quality crops and consistent yields. Because most of the land is irrigated, local farmers do not have to depend exclusively on rainfall, and drought is not often a factor. Shortages of feed crops are rare in the United States, and especially in Weld County.

     While there have been significant price fluctuations for certain feed ingredients, especially corn, shortages have not developed. Although most feed comes from local sources, excellent truck and rail systems give the Company access to feed produced in Nebraska and Iowa.

Major Customers
---------------

     During the fiscal year ended August 31, 1997, the Company had two customers that accounted for more than 10% of the Company's consolidated revenues. Sales to those customers totalled $7,946,381 or 70% of total revenues.

     During the fiscal year ended August 31, 1996, the Company had two customers that accounted for more than 10% of the Company's consolidated revenues. Sales to these customers totalled $8,021,853 or 66% of total revenues.

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

Employees
---------

     The Company employs between 20 and 30 persons at any given time. As of November 15, 1997, the Company had 26 employees.

ITEM 2. PROPERTIES
---------------------

     On February 1, 1991, the Company executed a 25-year lease with an affiliated company, Miller Feed Lots, Inc. (MFL) to lease its feedlot facilities (the Facilities). All of the common stock of MFL is owned by Norman M. Dean and James E. Miller, who are officers and directors of the Company. Initially, the Facilities consisted of two feedlots with a total capacity of 35,000 head. However, effective August 1, 1992, the Company amended its lease with MFL to lease only one of the two feedlots that has a capacity of approximately 20,000 head of cattle. As a result of the amendment, the Company reduced its capital lease asset, net of accumulated amortization, and reduced its long-term capital lease obligation, to reflect the elimination of one of the feedlots. The Company will continue to lease one feedlot for the remainder of the 25-year term at the same monthly rent of 2 1/3 per head per day, but with a minimum of $10,750 and maximum of $13,300 per month. The Company has an option to purchase the feedlot it leases for $1,300,000. The lease requires that the Company pay for all property taxes, insurance, and maintenance on the Facilities being leased. In the opinion of management, the leased facilities are adequately covered by insurance.

     As mentioned above, GEI which became a wholly-owned subsidiary of the Company in August 1992, was merged into the Company in July 1996 and was operated as a division of the Company. This division included approximately 50 acres of land in Thornton, Colorado, just north of Denver along the east side of Interstate 25 at the intersection of 136th Street (the Thornton property). On the land were barns, stables, sheds, corrals, modular homes, and a laboratory/office building that were used in GEI's operations. This division also owns shares in an irrigation and reservoir company (the "water shares") that provide water rights for the property. The barns, stables, and corrals were being rented for boarding of horses and other livestock, and a home was being rented as a residence. As described below, the property and water rights were sold in May 1997.

     The property taxes on the leased feedlot Facilities amounted to $3,325 for the year ended August 31, 1997, based on the mill levy of .073769. The Company also paid property taxes on the GEI property held for sale of $8,273, based on the mill levy of .112135 for the period until its sale in May 1997.

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

ITEM 3. LEGAL PROCEEDINGS
---------------------------

     The Company was not involved in any litigations during the year ended August 31, 1997, and had no pending or known unasserted claims as of August 31, 1997.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
----------------------------------------------------------

     No matters were submitted to a vote of the stockholders in the fourth quarter of the fiscal year covered by this Annual Report.

                                     PART II

ITEM 5. MARKET FOR THE COMMON STOCK AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------

     The number of record holders of the Company's common stock as of August 31, 1997, was 1,473 according to information furnished by the Company's transfer agent.

     The following table sets forth the high and low bid quotations for the Company's common stock, as reported by the National Quotation Bureau, Inc. Accordingly, the stock quotations listed below are not necessarily indicative of future trading activity or price trends.

                 Quarter Ended                 High Bid  Low Bid
                 -------------                 --------  -------
                 1997
                 November 30, 1996             $ .18     $ .09
                 February 29, 1997             $ .20     $ .13
                 May 31, 1997                  $ .15     $ .12
                 August 31, 1997               $ .12     $ .11

                 1996
                 November 30, 1995             $ .04     $ .02
                 February 29, 1996             $ .04     $ .02
                 May 31, 1996                  $ .10     $ .02
                 August 31, 1996               $ .10     $ .05

     The above prices are believed to be representative interdealer quotations, without retail markup, markdown, or commissions, and may not represent actual transactions. The Company's stock is traded on the NASD Over-the-Counter Bulletin Board.

     The Company has not paid any dividends on its common stock and the Board of Directors presently intends to continue a policy of retaining earnings for use in the Company's operations and to finance expansion of its business. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board of Directors in light of conditions then existing, including earnings, financial condition, capital requirements, and other factors. The terms of the Company's preferred stock give it a preference on the payment of dividends in any given year, but such dividends are noncumulative. There are currently no Preferred Shares issued and outstanding. No leasing, financing, or similar arrangements to which the Company is a party preclude or limit in any manner the payment of any dividend.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Results of Operations for the Fiscal Year Ended August 31, 1997 as Compared to the Fiscal Year Ended August 31, 1996
--------------------------------------------------------------------------------

     The Company had a net income of $179,241 for the fiscal year ended August 31, 1997 as compared to a net income of $387,501 for the prior fiscal year. For the period ended August 31, 1997, the Company recorded a non-recurring loss on the sale of the Thornton property (formerly Genetic Engineering, Inc.), as described below, of $178,452. During the prior fiscal year, the Company had two non-recurring incomes totaling $115,289:(1) $95,289 profit realized from the settlement of an obligation payable and (2) $20,000 profit realized from the sale of the Company's subsidiaries, LaSalle Commodity and Cattle Services Co. and Miller Trading Co.

     Key factors that affect revenues and profits from cattle feeding operations are average numbers of head per day in the feedlot (average head days) and gross profit percentages on feed and feedlot service sales. Average head days are important because the "cattle days" are the basis for feed sales and yardage charges. The average head days for the year ended August 31, 1997 were 15,540 as compared to 15,205 for the previous fiscal year, an increase of 335, or 2.2%.

     The following is a comparison of the gross profit and percentages on feed and other sales between the year ended August 31, 1997 and the previous year:

                                   Years Ended August 31
                                     1997          1996        Decrease
-------------------------------------------------------------------------
 Feed and other sales           $9,215,851    $10,266,044    $(1,050,193)
 Cost of feed and other sales    8,483,551      9,370,924       (887,373)

                               ------------------------------------------
 Gross profit                   $  732,300    $   895,120    $  (162,820)
 Gross profit percentage              8.0%           8.7%          ( .7%)

     Feed sales volume decreased and the gross profit percentage decreased for the year ended August 31, 1997. The 10.2% sales volume decrease is the result of several factors.

     1. The price of the ingredients was higher for the year ended August 31, 1996 due to adverse weather conditions that had existed in Texas and the Corn Belt region during the period.
     2. The types of the rations fed during the current year contained less of the higher priced ingredients due to the Company's increasing use of lower priced by-products in its rations to maintain and enhance its competitiveness.
     3. The Company has undertaken certain pricing policies that have in effect transferred income for the feed sales catagory to feedlot services catagory, as noted below.

     The gross margin percentage decreased due to management's decision to lower the gross profit on certain ingredients and increase revenues in other areas with the intent of stabilizing gross revenues based on a per head per day basis, rather than relying totally on the gross margin of feed sales. The gross margin percentage was also affected by the continued use of advance feed contracts. The advance feed contracts are used, in part, by the customers to stabilize their ingredient cost which has the effect of lowering the Company's profit margin on the contracted ingredient. The effect of these advanced feed contracts is one that management is attempting to overcome or control by its decision to lower the gross margin on certain ingredients and increase revenues in other areas.

     A comparison of the gross profit and percentages on sales of feedlot services between the two fiscal years is as follows:

                                    Years Ended August 31        Increase
                                     1997           1996        (Decrease)
--------------------------------------------------------------------------
   Feedlot sevices sales         $ 2,040,105     $1,449,107    $  590,998
   Cost of feedlot services        1,844,037      1,183,245       660,792

                                 -----------------------------------------
   Gross profit                  $   196,068     $  265,862    $  (69,794)
   Gross profit percentage              9.6%          18.4%         (8.8%)

     Although the feedlot services revenues and costs increased for the year ended August 31, 1997 as compared to the prior year, the gross margin decreased. The primary cause of the decrease in the gross margin percentage is the increase in the fall calf program sales and cost of sales, as discussed below, of $487,369. Even though average head days increased only 2.2%, the associated yardage charges increased $110,629 or 18.7%, due to a pricing policy with certain customers that reallocates revenues from feed sales to feedlot services, as noted above. Revenue from the processing of grain decreased $6,999 due to the changes in the types of ingredients sold as described above. The increase in the fall calf program, is the result of the increase of 1,100 head in the fall calf program to 3,200 head for the year ended August 31, 1997 compared to about 2,100 the prior fiscal year. Although the cost of feedlot services increased $660,792 for the year ended August 31, 1997 as compared to the prior year, the cost of the fall calf program increased $488,411 as described above. The remaining $172,381 increase in costs of feedlot services can be attributed to additional costs associated with the increased head numbers, especially payroll and payroll taxes and equipment maintenance. For the year ended August 31, 1997, the Company also incurred charges for the rental of additional feeding pens from third party farmer-feeders. This rental became necessary due to the increase in the anticipated demand from several major customers and several smaller long-time customers. In response to the competitive nature of the feeding industry and the desire to maintain a diversified customer base, management concluded that the additional expense was necessary for the future profitability of the Company. These additional costs totaled approximately $31,500. The duration of the need for the additional feeding capacity is totally dependant on the demand; all rentals are on a month to month basis.

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

     Other revenues decreased $355,806 for the year ended August 31, 1997 as compared to the prior fiscal year. A majority of the decrease in other revenues is the result of a non-recurring event during the period ended August 31, 1996, and the discontinuation of operations of two subsidiaries which were sold during the same period. For the year ended August 31, 1996, the Company settled litigations which resulted in debt relief income of $95,288. During that same time period the Company sold two subsidiaries, LaSalle Commodity and Cattle Services Co. (LCCS) and Miller Trading Co. (MTC) for a profit of $20,000. The discontinued operation of these subsidiaries reduced other income by a total of $230,731; the reduction of revenues by discontinued operations is offset by reductions in general and administrative expenses as described below. As a result of the sale of the Thornton property, other income decreased $9,000. Interest income decreased $4,755 for the year ended August 31, 1997, as compared to the prior fiscal year primarily as a result of a decrease in customer accounts receivable financing, in which the Company "carries" certain customers' feedlot charges until the cattle are marketed. Interest expense decreased $18,115 for the year ended August 31, 1997, as compared to the prior fiscal year primarily as a result of the cash generated by the sale of the "Thornton" property as described above. Interest revenue from a related party increased $3,000 as a result of an additional loan to the related part, as described below. Interest expense for capital leases party decreased $7,742 for the year ended August 31, 19976 as compared to the prior fiscal year as the result of decreasing balances on the equipment and facilities capital leases from the related party.

     Sales, general, and administrative expenses decreased $425,777 for the fiscal year ended August 31, 1997 as compared to the prior fiscal year. This decrease is primarily the result of the discontinuation of operations of LCCS and MTC as noted above. These reductions total approximately $254,000. The balance of the decrease is the result of increases and decreases in numerous expenses. The following are the most significant increases and decreases for the fiscal year ended August 31, 1997 as compared to the prior fiscal year:

                                                        Increase
         Description                                   (Decrease)
         -----------                                   ----------

     1.  Customer death loss adjustments                $(25,800)
     2.  Legal and account fees                          (59,400)
     3.  Expenses associated with Thornton property      (16,000)

     In May 1997, the Company sold the Thornton property and water rights to an unrelated third party for $735,000, which resulted in a loss of $178,452. The land had been held for resale since it was acquired with the merger of Genetic

Engineering, Inc. in 1992. Subsequent to the acquisition, the Company has had several contracts and tender offers, none of which were fulfilled due to various zoning and administrative constraints placed on the possible sales by the City of Thornton. The Company had taken an interim write down on the value of the land in 1994. With considerations to previous purchase offers, negative cash flow of the operations, deteriorating condition of the property, and the uncertainties dealing with the City of Thornton, management chose to accept the offer in the best interests of the Company. The Company will receive substantial income tax benefits from the current loss as well as the previous write down of the value by the Company and a devaluation made by Genetic Engineering, Inc. prior to the merger. The benefits are evidenced by the increase in income tax refunds receivable of $94,761 and the increase in deferred income taxes of $52,944 from the same period the previous year. Deferred income taxes of $104,903, as of August 31, 1997, is related to the losses and write downs of the Thornton property.

     The Company incurred a net income tax benefit of $141,284 on pretax income of $37,957 for the year ended August 31, 1997 due to recording of additional deferred income tax benefit of $52,944 and the carry back of the operating loss associated with the sale of the Thornton property as described above. This compares to an income tax benefit of $32,551 on pre-tax earnings of $354,950 for the year ended August 31, 1996.

     Income taxes are a function of prevailing corporate rates, the changes in the deferred tax asset valuation allowance and other factors as described in
Note 8 of Notes to Consolidated Financial Statements.

     Management does not believe there are any potential lawsuits that will have a negative effect upon earnings for the year ending August 31, 1997. There were no lawsuits pending for the year ended August 31, 1996.

     Management expects the level of average head day numbers to remain fairly stable in the foreseeable future, with additional placements by related parties and existing and new customers. The Company is continuing its efforts to solicit new customers to reduce the effect of major customer and Company-owned cattle. Although fed cattle prices are still relatively low compared to prior periods, the cost of feeder cattle has declined to a level more in line with projected fed cattle prices.

Liquidity and Capital Resources
-------------------------------

     For the year ended August 31, 1997, cash generated internally by operating activities was $333,946 as compared to funds generated of $435,267 the prior year, a decrease of $101,321. This decrease is due to a decrease in the cash received from customers of $696,411 which is offset by a decrease in the cash paid to suppliers and employees of $638,466, a decrease of $27,553 in interest paid, a decrease in income taxes refunded of $11,082 and an increase in income taxes paid of $57,912.

     For the year ended August 31, 1997, there was cash provided by investing activities of $310,095 compared to cash provided the prior fiscal year of $104,600, an increase of $205,495. Most of this change is due to the proceeds from the sale of the Thornton property in the amount of $645,893 and a loan to a related party of $300,000 during the year ended August 31, 1997. During the year ended August 31, 1996, proceeds from the sale of two subsidiaries totaled $44,929 and collections on loans to a related party totaled $112,781. During the year ended August 31, 1997, the Company invested $30,000 in marketable securities and received proceeds of $13,675 for the partial sale of the same securities. The Company also decreased the funds used to acquire equipment by $33,637 for the year ended August 31, 1997.

     For the fiscal year ended August 31, 1997, cash used by financing activities was $371,314 as compared to cash used the prior year of $525,588 a decrease of $154,274. This change is the result of three main factors:

     1) there was a reduction in borrowings net of repayments of $356,000 for the year ended August 31, 1997 as compared to the prior year;
     2) proceeds in the amount of $30,120 from the common stock issued from the exercise of warrants were received during the year ended August 31, 1996 but none were received the current year;
     3) cash was provided by the cash overdraft of $16,710 for the year ended August 31, 1996 compared to cash used to reduce the cash overdraft of $16,710 to the current year, an increase in cash used for the period ended August 31, 1997 of $33,420.

     Working capital (current assets minus current liabilities) was $1,218,112 at August 31, 1997 as compared to $281,511 a year earlier, an increase of $936,601. This change is due to the offsets of a number of increases and decreases in current assets and liabilities.

     The $251,921 decrease in trade accounts receivable from August 31, 1996 to August 31, 1997 is primarily the result of decreases in feed accounts receivable and other miscellaneous accounts receivable. Feed accounts receivable were $301,199 less at August 31, 1997 than a year earlier as a result of reductions in accounts the Company "carried" or financed and decreased feed sales. There were no feeder cattle accounts receivable at August 31, 1996 which was $15,450 less than at August 31, 1997. The decrease in trade accounts receivable from related parties from August 31, 1996 to August 31, 1997 is the result of decreased sales to the related parties for the current year. Accounts receivable-related parties (from MFL and its wholly owned subsidiaries) was $10,986 greater at August 31, 1997 than at August 31, 1996. This increase is mainly due to there being less funds advanced to MFL than its charges to MDC for rents and freight, net of interest charges and loan payments by MDC. Due to the periodic charges and settlements between the companies, this balance varies from time to time.

     For the year ended August 31, 1997, the Company had total income tax refund receivables of $94,761, where as the Company had income taxes payable of $86,579 for the period ended August 31, 1996. The primary reason for the change is the carry-back of the loss associated with the sale of the Thornton land as previously discussed.

     Deposits on feeder cattle decreased $14,520 from August 31, 1996 to the period ended August 31, 1997, due to the fact that the cattle for which the deposits made were delivered to the feedlot and the deposits were applied to the purchase price.

     Inventories were $183,170 greater August 31, 1997 than at August 31, 1996 due to two main changes: (1) The inventory of feeder cattle temporarily held for resale at August 31, 1997 was $215,546 compared to $86,251 at August 31, 1996, an increase of $129,295 (2) Feed ingredient inventories were about $53,875 higher at August 31, 1997 that at August 31, 1996. Specific ingredient levels will vary on a daily basis depending on availability, season and deliveries.

     There was a cash overdraft at August 31, 1996 of $16,710 which was eliminated the next business day. There were no cash overdrafts at August 31, 1997. Trade accounts payable decreased $116,153 from $534,839 at August 31, 1996 to $418,686 at August 31, 1997. This decrease is the result of timing differences in delivery and payments for various expense items. Accrued income taxes payable was $86,579 at August 31, 1996 due to the income generated in the year then ended, compared to no taxes payable but refunds receivable for the period ended August 31, 1997, as described above, for the year ended August 31, 1997. Customer advance feed contracts-related party decreased $134,371 from August 31, 1996 to August 31, 1997. Customers make advance purchases of feed ingredients for tax purposes and to stabilize their feeding costs.

     The Company has a revolving line of credit from a local bank that matures December 31, 1997 for which there was no outstanding balance at August 31, 1997. Therefore, the Company had $200,000 in unused credit available under its line of credit that could be used to generate cash if necessary. The foregoing loan bears interest at 1.5% over the prime rate (actual rate at August 31, 1997 was 10.00%). The loan is secured by feed inventories, feed accounts receivable, general intangibles, and equipment. On June 26, 1996, the Company obtained a special bank line of credit of up to $300,000 to finance certain accounts receivable that matured December 31, 1996, for which the outstanding balance on August 31, 1996 was $160,000. This line of credit was deemed not necessary at the time it matured, and was not renewed. MFI has a $300,000 revolving line of credit with the same local bank for the procurement of feeder cattle for resale to customers that matures December 31, 1997 for which there was no outstanding balance at August 31, 1997. Therefore, MFI could borrow up to $300,000 to purchase feeder cattle for resale to customers. MFI's line of credit bears interest at 1.5% over the prime rate (actual rate at August 31, 1997 was 10.00%). The line is secured by feeder cattle inventories and accounts receivable.

     The Company had no material commitments for capital expenditures at August 31, 1997.

     Management   believes  it  has  adequate  financial  resources  to  conduct operations at present and reasonably anticipated future levels.

ITEM 7. FINANCIAL STATEMENTS
-----------------------------

     The Consolidated Financial Statements are filed as part of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     None.

                                    PART III

ITEM 9.DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
------------------------------------------------------

Directors
---------

     The following table sets forth the names of all Directors of the Company as of November 22, 1997, indicating all positions and offices with the Company held by each such person.

                                               All Positions and Offices
        Name                         Age        Held With the Company
       -----------------------------------------------------------------
       James E. Miller                58      President, Chief Executive
                                               Officer, Chief Financial
                                               Officer, and Director

       Norman M. Dean                 77      Chairman of the Board of
                                               Directors and Director

       Alan D. Gorden                 54      Director


     The Company's Directors hold office until the next annual meeting of the Company's shareholders. There is no arrangement or understanding between any Director of the Company and any other person or persons pursuant to which such Director was or is to be selected as a Director or a nominee for Director.

Executive Officers
------------------

     The following table sets forth the name and ages of all Executive Officers of the Company as of November 22, 1997, indicating all positions and offices with the Company held by each such person.

                                            All Positions and Offices
      Name                         Age        Held With the Company
     -----------------------------------------------------------------
     James E. Miller                58      President, Chief Executive
                                             Officer, Chief Financial
                                             Officer, and Director

     Norman M. Dean                 77      Chairman of the Board of
                                             Directors and Director

     Stephen R. Story               46      Secretary-Treasurer

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

     Norman M. Dean. Mr. Dean has been a director of the Company and its predecessor since January, 1987, Treasurer of the Company from December, 1988 until October, 1989, and Chairman of the Board of Directors since October, 1989. He is currently President and a director of Murdock Capital Corporation of Greeley, Colorado, Chairman and President of Foothills Financial Corporation,
Greeley, Colorado, and is a member of the board of directors of Alaris Medical Systems, Inc., San Francisco, California, and Miller Feed Lots, Inc., La Salle, Colorado. Mr. Dean is employed part-time by the Company.

     James E. Miller. Mr. Miller was the President and a Director of the Company and its predecessor from January, 1987 until November, 1989. He is presently President, Chief Executive Officer, Chief Financial Officer, and Director of the Company. He has also been a major shareholder, President and Chief Operating Officer of Miller Feed Lots, Inc. since 1960. Mr. Miller also serves as President of Central Weld County Water District, Greeley, Colorado. He works full-time for the Company.

     Alan D. Gorden. Mr. Gorden has been a Director since February 1991. He has been President of Tour Ice National, Inc. in Colorado Springs, Colorado for the last twenty years. Tour Ice National, Inc. designs, engineers, and builds ice manufacturing facilities world wide.

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

     To the Company's knowledge, based solely on the Company's review of such copies of reports furnished to the Company and written representations, that Norman M. Dean and James E. Miller are delinquent with the reports required under Section 16(a) requirements during the fiscal year ended August 31, 1997. The Company believes that all other Section 16(a) filing requirements applicable to its directors, executive officers, and ten percent owners were complied with.

ITEM 10.EXECUTIVE COMPENSATION
------------------------------

Summary Compensation Table

     The following table sets forth information concerning the compensation of the Chief Executive Officer of the Company. There were no other executive officers of the Company whose salary and bonuses for the year ended August 31, 1997 exceeded $100,000.



                                          SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------
                            Annual Compensation    Long-Term Compensation
                                                                            Awards             Payouts
   (a)                   (b)           (c)        (d)        (e)        (f)        (g)         (h)          (i)
                                                             Other                                           All
                                                             Annual     Restricted                          Other
Name and                 Year Ended                          Compen-      Stock     Options/    LTIP       Compen-
Principal Position       August  31    Salary($)   Bonus($)  sation($)   Award($    SARs (#)    Payout($)  sation($)
--------------------------------------------------------------------------------------------------------------------
James E. Miller,            1997       $72,000    $     -     $      -   $     -    (300,000)   $    -     $      -
Chief Executive Officer     1996        72,000     10,000            -         -     300,000         -            -
                            1995        72,000          -            -         -          -          -            -









     In January 1997, the Board of Directors rescinded the following options, which had been granted in the year ended August 31, 1996:

     James E. Miller 300,000 shares of common stock at .0605/share Norman M. Dean 300,000 shares of common stock at .0605/share
     Alan D. Gorden 100,000 shares of common stock at .0605/share

     The Board rescinded the options when it was discovered that the stock option plan under which they had been granted had expired.

 ------------------------------------------------------------------------------
                OPTIONS/SAR GRANTS IN YEAR ENDED AUGUST 31, 1997
 ------------------------------------------------------------------------------
        (a)               (b)              (c)          (d)           (e)
                                        % of Total
                                       Options/SARs
      Name and                          Granted to    Exercise or
      Principal       Options/SARs     Employees in   Base   Price   Expiration
      Position         Granted (#)      Fiscal Year    ($/Share)        Date
      -------------------------------------------------------------------------
      James E. Miller           0           .0%         .0000
      President

      Norman M. Dean            0           .0%         .0000
      Chairman of the Board

      Alan D. Gorden            0           .0%         .0000

 ------------------------------------------------------------------------------


          AGGREGATED OPTION/SAR EXERCISES IN YEAR ENDED AUGUST 31, 1997
                   AND OPTION/SAR VALUE AS OF AUGUST 31, 1997
 ------------------------------------------------------------------------------
          (a)            (b)        (c)            (d)            (e)
                                                                 Val ue of
                                                 Number of      Unexercised
                                                Unexercised     In-the-Money
                                                Options/SARs   Options/SARs
                                                at FY-End (#)  at FY-End ($)
                      Acquired on   Value       Exercisable/   Exercisable/
         Name         Exercise (#) Realized($)  Unexercisable  Unexercisable
 ------------------------------------------------------------------------------

 James E. Miller            0      $ 0                 0/0       $ 0/$ 0
 Norman M. Dean             0      $ 0                 0/0       $ 0/$ 0
 Alan D. Gorden             0      $ 0                 0/0       $ 0/$ 0
 ------------------------------------------------------------------------------

Compensation of Directors
-------------------------

     The Directors of the Company are entitled to receive fees of $500 per quarter for meetings attended, and reimbursement for travel expenses. During the fiscal year ended August 31, 1997, each Director received a total of $1,500 in director fees. These fees may be increased or decreased from time-to-time by a majority vote of the Board of Directors. Norman M. Dean is a part-time employee of the Company at a salary of $3,000 per month.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

     The following table sets forth the number and percentage of shares of the Company's $.0001 par value Common Stock (its only class of voting securities) owned beneficially by any person who, as of August 31, 1997, is known to the Company to be the beneficial owner of 5% or more of such Common Stock (except Directors and Officers whose ownership is set forth in the next paragraph).

                                           Amount and Nature
                     Name and Address      of Beneficial        Percent
Title of Class       of Beneficial Owner   Ownership            of Class
--------------------------------------------------------------------------
$.0001 Common Stock       None


Security Ownership of Management
--------------------------------

     The following table sets forth the number and percentage of shares of Company's $.0001 par value Common Stock (its only class of equity securities outstanding) owned beneficially by each Director of the Company, and by all Directors and Officers of the Company as a group, as of August 31, 1997.

                               Amount and Nature
Name of                        of Beneficial             Percent
Beneficial Owner               Ownership                 of Class
----------------------------------------------------------------------
James E. Miller                  994,706 (1)               15.6%
23402 Weld County Road 35
La Salle, CO  80645

Norman M. Dean                 1,018,900 (2)               16.1%
P.O. Box 1406
Greeley, CO  80631

Alan D.  Gorden                        0                    0.0%
4570 Old Ranch Road
Colorado Springs, CO  80908

                               Amount and Nature
Name of                        of Beneficial             Percent
Beneficial Owner               Ownership                 of Class
-------------------------------------------------------------------
Stephen R. Story                   1,810                  -   %
4231 22nd Street Road
Greeley, CO  80634

All Directors and              2,015,416                 31.7 %
Executive Officers
 as a Group (4 Persons)

 --------------------

(1) Includes 45,906 shares owned by Mr. Miller's wife. Also includes 225,002 of 450,004 owned by MFL. Mr. Miller owns 50% of the stock of MFL and may be deemed to have indirect voting and investment power over 50% of the shares owned by MFL.

(2) Includes 45,905 shares owned by Mr. Dean's wife. Also includes 225,002 of 450,004 owned by MFL. Mr. Dean owns 50% of the stock of MFL and may be deemed to have indirect voting and investment power over 50% of the shares owned by MFL.

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

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
------------------------------------------------------

Transactions With Miller Feed Lots, Inc.
----------------------------------------

     The Company is affiliated through partial common ownership with Miller Feed Lots, Inc. ("MFL"). James E. Miller, a Director and President of the Company, and Norman M. Dean, a Director and Chairman of the Board of Directors of the Company, together beneficially own 32% of the Company's stock. Together, Mr. Dean and Mr. Miller own all of the outstanding stock of MFL. The Company leases its feedlot facilities and most of its equipment, rents some equipment on a month to month basis and purchases some of its transportation services from MFL. Mr. Miller manages the operations of MFL as well as the feedlot operations of the Company. See Note 10 of Notes to Consolidated Financial Statements attached for a summary of the transactions with MFL for the years ended August 31, 1997 and 1996.

     On February 1, 1991, the Company executed a 25-year capital lease of its facilities (see Part I, Item 2, Properties) from MFL. As they negotiated for a long-term lease, the Company's Board of Directors undertook considerable analyses and comparisons to insure the lease was consistent with the Company's objectives and that the terms were fair and reasonable. The lease was unanimously approved by the Board of Directors, including all disinterested directors. From February 1, 1987 through January 31, 1991, the Company leased the Facilities from MFL under a short-term operating lease, and amendments and extensions thereof. The monthly rent under the short-term operating leases was the same as it was under the long-term lease, and the Company was responsible for the same property expenses as under the new long-term lease. Effective August 1, 1992, the Company amended its lease with MFL to lease only one of the two feedlots initially leased. The feedlot being leased after the amendment has a capacity of 20,000 head of cattle. As a result of the amendment, the Company reduced its capital lease asset, net of accumulated amortization, and its long-term capital lease obligation by $629,421. The Company has continued to lease one feedlot for the remainder of the 25-year lease term at the same rent of 2 1/3 per head per day, but with a minimum of $10,750 and maximum of $13,300 per month. The Company has an option to purchase the feedlot it leases for $1,300,000.

     The above-described transactions were entered into on terms the Company believes were at least as favorable as would have been available from unaffiliated third parties.

     On May 31, 1993 the Company loaned $250,000 to MFL pursuant to a note that matures May 31, 1998. The note is unsecured and bears interest at 6% per annum, payable monthly. MFL used the proceeds from the loan to acquire feeder cattle to place in the Company's feedlot. The note is subordinated to MFL's mortgagor. On May 31, 1997 the Company loaned an additional $300,000 to MFL pursuant to a note that matures May 31, 2002. The note is unsecured and bears interest at 6% per annum, payable monthly. MFL used the proceeds from the loan to acquire additional feeder cattle to place in the Company's feedlot. The note is subordinated to MFL's mortgagor.

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

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Miller Diversified Corporation
La Salle, Colorado

     We have audited the accompanying consolidated balance sheets of Miller Diversified Corporation and subsidiaries as of August 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miller Diversified Corporation and subsidiaries as of August 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.





Anderson & Whitney, P.C.


November 6, 1997

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------
August 31                                         1997                1996
-----------------------------------------------------------------------------

ASSETS
Current Assets:
  Cash                                        $   359,278          $   86,551
  Trade accounts receivable                       483,888             735,809
  Trade accounts receivable - related parties      55,685             116,692
  Accounts receivable - related parties             8,897              81,102
  Income taxes receivable                          94,761                  --
  Inventories                                     466,449             283,279
  Prepaid expenses                                 19,337              21,725
  Deposits on feeder cattle                            --              14,520
  Current portion of notes receivable -
     related party                                250,000                  --
-----------------------------------------------------------------------------
    Total Current Assets                        1,738,295           1,339,378
-----------------------------------------------------------------------------
Property and Equipment:
  Land held for sale                                   --             700,000
  Feedlot facility under capital lease -
    related party                               1,497,840           1,497,840
  Equipment                                        77,453              81,007
  Equipment under capital leases -
    related party                                  64,092             149,453
  Leasehold improvements                           90,403              72,173
                                                -----------------------------
                                                1,729,788           2,500,473
  Less:  Accumulated depreciation
         and amortization                         525,320             506,964
-----------------------------------------------------------------------------
    Total Property and Equipment                1,204,468           1,993,509
-----------------------------------------------------------------------------
Other Assets:
  Securities available for sale                    29,313                  --
  Notes receivable - related party                300,000             250,000
  Water rights                                         --             120,000
  Deferred income taxes                           176,962             124,018
  Deposits and other                                1,500               1,500
-----------------------------------------------------------------------------
    Total Other Assets                            507,775             495,518
-----------------------------------------------------------------------------
TOTAL ASSETS                                  $ 3,450,538          $3,828,705


Continued on next page.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARIES

-----------------------------------------------------------------------------
August 31                                         1997                1996
-----------------------------------------------------------------------------

LIABILITIES
Current Liabilities:
  Cash overdraft                              $        --        $    16,710
  Notes payable                                        --            160,000
  Trade accounts payable                          418,686            534,839
  Accrued expenses                                 17,061             21,989
  Accrued income taxes payable                         --             86,579
  Customer advance feed contracts                  14,907             14,907
  Customer advance feed contracts -
    related parties                                40,892            175,263
  Current portion of capital lease obligations -
      related party                                28,637             47,880
-----------------------------------------------------------------------------
    Total Current Liabilities                     520,183          1,058,167

Capital Lease Obligations - related party       1,015,914          1,044,551
-----------------------------------------------------------------------------
  Total Liabilities                             1,536,097          2,102,718

Commitments
-----------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
--------------------
Preferred Stock                                        --                 --
Common Stock, par value $.0001 per share;
 25,000,000 shares authorized; 6,364,640
 shares issued and outstanding                        636                636
Additional Paid-in Capital                      1,351,693          1,351,693
Unrealized Gain on Securities Available
 for Sale                                           9,213                 --
Retained Earnings                                 552,899            373,658
-----------------------------------------------------------------------------
    Total Stockholders' Equity                  1,914,441          1,725,987
-----------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 3,450,538        $ 3,828,705


See Accompanying Notes to Consolidated Financial Statements.



MILLER DIVERSIFIED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                            Additional  Unrealized   Retained   Treasury
  Years Ended August 31,     Common Stock    Paid-In     Gain on     Earnings     Stock
  1996 and 1997             Shares   Amount  Capital     Securities  (Deficit)   Amount        Total
--------------------------------------------------------------------------------------------------------

Balance, September 1, 1995  6,554,799 $ 655 $ 1,654,649  $   --      $(13,843)  $ (333,095)  $ 1,150,231

Issuance of common stock      600,000    60      30,060                    --           --        30,120
Cancellation-treasury stock  (790,159)  (79)   (333,016)                   --      333,095            --
Net income for the year ended
  August 31, 1996                  --    --         --                387,501           --       387,501
--------------------------------------------------------------------------------------------------------
Balance, August 31, 1996    6,364,640 $ 636 $ 1,351,693  $   --      $373,658   $       --   $ 1,725,987


Unrealized gain on securities
  available for sale                                       9,213                                   9,213
Net income for the year ended
  August 31, 1997                  --    --          --               179,241            --      179,241
--------------------------------------------------------------------------------------------------------
Balance, August 31, 1997    6,364,640 $ 636 $ 1,351,693  $ 9,213     $552,899   $        --  $ 1,914,441



          See Accompanying Notes to Consolidated Financial Statements.


MILLER DIVERSIFIED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------
Years Ended August 31                              1997               1996
----------------------------------------------------------------------------

Revenue:
  Feed and other sales                        $ 9,215,851        $10,266,044
  Feedlot services                              2,040,105          1,449,107
  Other                                            80,052            435,858
  Interest                                         23,561             28,316
  Interest on notes receivable - related party     18,000             15,000
----------------------------------------------------------------------------
    Total Revenue                              11,377,569         12,194,325
----------------------------------------------------------------------------

Costs and Expenses:
  Cost of feed and other sales                  8,483,551          9,370,924
  Cost of feedlot services                      1,844,037          1,183,245
  Selling, general, and administrative            704,296          1,130,073
  Loss on sale of land and water rights           178,452                 --
  Interest                                         12,146             30,261
  Interest on capital leases - related party      117,130            124,872
----------------------------------------------------------------------------
    Total Costs and Expenses                   11,339,612         11,839,375
----------------------------------------------------------------------------

Income Before Income Taxes                         37,957            354,950

Income Tax Benefit                               (141,284)           (32,551)
----------------------------------------------------------------------------

NET INCOME                                    $   179,241        $   387,501
----------------------------------------------------------------------------

INCOME PER COMMON SHARE                       $       .03        $      . 07
----------------------------------------------------------------------------



Weighted Average Number of Common
   Shares Outstanding                         6,364,640            5,910,542


See Accompanying Notes to Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------

Years Ended August 31                             1997              1996
----------------------------------------------------------------------------

Cash Flows from Operating Activities:
  Cash received from customers                $11,526,420        $12,222,831
  Cash paid to suppliers and employees        (11,009,945)       (11,648,411)
  Interest received                                41,381             43,316
  Interest paid                                  (130,910)          (158,463)
  Income taxes refunded                                --             11,082
  Income taxes paid                               (93,000)           (35,088)
----------------------------------------------------------------------------
    Net Cash Provided by Operating Activities     333,946            435,267
----------------------------------------------------------------------------
Cash Flows from Investing Activities:
  Acquisition of property and equipment           (19,473)           (53,110)
  Loan to related party                          (300,000)                --
  Collections on loans to related party                --            112,781
  Purchase of security                            (30,000)                --
  Proceeds from:
    Sale of land and water rights                 645,893                 --
    Sale security                                  13,675                 --
    Sale of investment in subsidiaries                 --             44,929
----------------------------------------------------------------------------
   Net Cash Provided by Investing Activities      310,095            104,600
----------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Proceeds from notes payable                   1,213,000          1,875,000
  Principal payments on notes payable          (1,373,000)        (2,391,000)
  Principal payments on capital lease obligations
    - related party                               (47,880)          (105,581)
  Proceeds from issuance of common stock               --             30,120
  Net increase (decrease) in short-term feeder
    cattle financing                             (146,724)            49,163
  (Increase) decrease in cash overdraft           (16,710)            16,710
----------------------------------------------------------------------------
   Net Cash Used by Financing Activities         (371,314)          (525,588)
----------------------------------------------------------------------------
Net Increase in Cash                              272,727             14,279

Cash, Beginning of Year                            86,551             72,272
----------------------------------------------------------------------------
Cash, End of Year                             $   359,278        $    86,551
----------------------------------------------------------------------------


Continued on next page.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARIES

-----------------------------------------------------------------------------
Years Ended August 31                                    1997           1996
-----------------------------------------------------------------------------

Reconciliation of Net Income to Net Cash Provided
  by Operating Activities:
  Net income                                  $    179,241       $   387,501
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Loss on sale of land and water rights          178,452                --
    Gain on sale of security                        (3,775)               --
    Gain on sale of investment in subsidiaries          --           (20,000)
    Depreciation and amortization                  104,170           160,846
    Recognition of deferred gain                        --           (18,617)
    Increase in deferred income taxes              (52,944)         (124,018)
    Changes in assets and liabilities net of
       short-term  feeder cattle financing:
      (Increase) decrease in:
        Trade accounts receivable                  243,561           277,303
        Trade accounts receivable - related party  (84,817)          (78,045)
        Accounts receivable - related party         72,205            99,778
        Income taxes receivable                    (94,761)           11,082
        Inventories                                (53,875)          (65,885)
        Prepaid expenses                             2,387            (7,990)
      Increase (decrease) in:
        Trade accounts payable and accrued
          expenses                                (104,582)           (9,249)
        Accrued income taxes payable               (86,579)           56,379
        Customer advance feed contracts             40,892           (19,397)
        Customer advance feed contracts
          - related parties                       (175,263)           25,868
        Obligation payable                              --          (240,289)
----------------------------------------------------------------------------
        Net Cash Provided by
          Operating Activities                $    333,946       $   435,267


See Accompanying Notes to Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1 - Summary of Significant Accounting Policies:
          The   accounting   and  reporting   policies  of  Miller   Diversified
          Corporation (the Company) and its subsidiaries conform to generally accepted accounting principles. The following summary of significant accounting policies is presented to assist the reader in evaluating the Company's financial statements.

--------------------------------------------------------------------------------
     Description of Business:
          The Company's primary business is operating a feedlot facility near La Salle, Colorado in which cattle owned by customers are fed and cared for by the Company. Most cstomers to which the Company has granted credit either operate in the cattle industry or feed cattle as an investment.

--------------------------------------------------------------------------------
     Principles of Consolidation:
          The consolidated financial statements include Miller Diversified Corporation and its wholly-owned subsidiary, Miller Feeders, Inc. (commission agent buying feeder cattle and elling fed cattle for the Company's feeding customers and others). During the year ended August 31, 1996, LaSalle Commodity and Cattle Services Co., (commission agent for the execution of commercial commodities contracts) and Miller Trading Co., (commission agent for the execution of retail commodities contracts) were sold to an affiliate. Another subsidiary, Genetic Engineering, Inc., (owned land held for sale), was merged into Miller Diversified Corporation during the year ended August 31, 1996

          All material intercompany profits, transactions, and balances have been eliminated.

--------------------------------------------------------------------------------
     Trade Accounts Receivable:
          No allowance for doubtful accounts receivable has been recorded based on the history of the Company and its ability to place an Agister's Lien on customers' cattle in the feedlot. An Agister's Lien is a lien that a party can place on cattle in its possession that enables it to collect for feed and care provided to the cattle, ahead of other claimants, from the proceeds of selling the cattle. The lien also enables the party in possession to sell the cattle to the highest
          bidder   in   order   to  be  paid   for  its   feed   and   services.

--------------------------------------------------------------------------------
     Concentration of Credit Risk:
          At August 31, 1997 and 1996, the Company had trade accounts receivable from two unrelated customers , totaling $366,373 and $620,370, respectively. Each of these customer's balances at year end exceeded 10% of the Company's total trade accounts receivable.

--------------------------------------------------------------------------------

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

Note 1 - Summary of Significant Accounting Policies: - Continued
     Inventories:
          Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method for feed and grain inventories while the first in, first out (FIFO) and specific identification methods are used for all other inventories.

--------------------------------------------------------------------------------
     Property and Equipment:
          Property and equipment are recorded at acquisition cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

          The Company leases certain property under agreements which are accounted for as capital leases. Accordingly, the assets and liabilities are recorded at the amount equal to the lesser of the present value of the minimum lease payments or the fair value of the leased property at the beginning of the lease term. Such assets are amortized on a straight-line basis over the lesser of the related lease term or their economic lives. This amortization is included in depreciation and amortization expense. Interest expense relating to the lease liability is recorded to effect a constant rate of interest over the term of the lease.

--------------------------------------------------------------------------------
     Securities Available for Sale:
          Available for sale securities consist of equity securities not classified as trading securities nor as held for maturity securities. Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in a seperate component of stockholders' equity until realized. Gains ans losses on the sale of securities available for sale are determined using the specific-identification method.


--------------------------------------------------------------------------------
     Water Rights:
          The Company owned 3.2 shares of The Farmers Reservoir and Irrigation Company (FRICO) entitling it to a pro rata share of the water provided by FRICO's irrigation system. The water rights were sold in May 1997.

--------------------------------------------------------------------------------
     Feed Sales:
          Revenue is recognized on feed sales when the feed is delivered to pens of customers' cattle for consumption.

--------------------------------------------------------------------------------

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

Note 1 - Summary of Significant Accounting Policies: - Continued

     Cattle Brokerage:
          Miller Feeders, Inc. accumulates cattle which meet the specifications of the Company's cattle feeding customers until a complete lot is formed and ready for a feeding program. Feeder cattle temporarily retained for brokerage are stated at specifically identified cost.

          The Company recognizes commissions earned at the time a lot of feeder cattle is transferred to a customer. In addition, commissions are earned as customers' fed cattle are marketed.

--------------------------------------------------------------------------------
     Income Taxes:
          Deferred tax liabilities or assets, net of any applicable valuation allowance for deferred tax assets, are reccognized for the estimated future tax effects attributable to temporary differences and carryforwards. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the asset and liability to which they relate. Deferred tax liabilities and assets not related to an asset or liability for financial reporting, including deferred tax assets related to carryforwards, are classified as current or noncurrent according to the expected reversal date of the temporary difference. The Company and its subsidiary file consolidated corporate income tax returns.


--------------------------------------------------------------------------------
     Income per Common Share:
          Income per common share is computed by using the weighted average number of common shares outstanding during the period presented. Fully diluted earnings per share amounts are not presented for 1997 and 1996 as the effect of common stock equivalents arising from stock options and warrants on the computation of earnings per share is antidilutive.

--------------------------------------------------------------------------------
     Cash Equivalents:
          The Company considers all highly-liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

--------------------------------------------------------------------------------
     Use of Estimates:
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimate and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
--------------------------------------------------------------------------------

Note 2 - Securities Available for Sale:

         -----------------------------------------------------------------------
                           Amortized     Estimated        Gross     Unrealized
         August 31,  1997    Cost      Market  Value      Gains       Losses
         -----------------------------------------------------------------------
         Equity
         Securities      $  20,100      $  29,313      $  9,213      $  --
         -----------------------------------------------------------------------

         The equity securities are restricted from sale until April 1998

--------------------------------------------------------------------------------

Note 3 - Inventories:

         -----------------------------------------------------------------------
         Years Ended August 31                       1997        1996
         -----------------------------------------------------------------------
         Feed  and  grain                       $   220,107  $   167,466
         Cattle                                     215,546       86,251
         Veterinary supplies and other               30,796       29,562
                                               ------------------------
                                               $   446,449  $   283,279
         -----------------------------------------------------------------------
--------------------------------------------------------------------------------

Note 4 - Capital Leases:

          The Company leases its feedlot facilities and certain equipment from a related party under capital leases expiring in various years through 2016. Monthly lease payments on the feedlot facilities are two and one-third cents (2 1/3) per head per day for cattle actually in the feedlot, subject to a minimum of $10,750 and maximum of $13,300. The Company is responsible for all maintenance, insurance, utilities, and taxes on the property, and has an option to purchase the feedlot facility for $1,300,000. The following is an analysis of the leased property:

          ----------------------------------------------------------------------

          Years Ended August 31                      1997        1996
          ----------------------------------------------------------------------
          Feedlot facilities under capital lease $ 1,497,840  $ 1,497,840
          Less: Accumulated amortization             394,431      334,527

          ----------------------------------------------------------------------
          Net feedlot facilities under
           capital lease                         $ 1,103,409  $ 1,163,323

          Equipment under capital leases              64,092      149,453
          Less: Accumulated amortization              39,891       95,602
          ----------------------------------------------------------------------
          Net equipment under capital leases          24,201       53,851

                                                 $ 1,127,610  $ 1,217,174
          ----------------------------------------------------------------------

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

Note 4 - Capital Leases: - Continued

          Future minimum lease payments under the capital leases at August 31, 1997 for each of the next five years and in the aggregate are as follows:

          -----------------------------------------------------------------
          Year Ending August 31                                Total
          -----------------------------------------------------------------
               1998                                      $     142,020
               1999                                            141,646
               2000                                            135,305
               2001                                            129,000
               2002                                            129,000
               Later years                                   1,730,750
          -----------------------------------------------------------------
          Total minimum lease payments                       2,407,721
               Less:  Amount representing interest           1,363,170
          -----------------------------------------------------------------
          Present value of net minimum lease payments        1,044,551
               Less: Current portion                            28,637
          -----------------------------------------------------------------
                                                         $   1,015,914
          -----------------------------------------------------------------
--------------------------------------------------------------------------------

Note 5 - Notes Receivable - Related Party:

           -----------------------------------------------------------------
           Years Ended August 31                      1997        1996
           -----------------------------------------------------------------
           Note receivable from Miller Feed Lots, Inc., interest payable monthly at 6%, $250,000 principal due in May,
           1998,   $300,000  of  principle  due  May  2002,   without
           collateral,and subordinated to
           MFL   mortgagor                        $   550,000  $   250,000

           Less: Current portion                      250,000           --

           ----------------------------------------------------------------
                                                  $   300,000  $   250,000
           ----------------------------------------------------------------
--------------------------------------------------------------------------------

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

Note 6 - Notes Payable:

              ------------------------------------------------------------------
              Years Ended August 31                          1997         1996
              ------------------------------------------------------------------


              Nonrevolving  $300,000 line of credit with
                  a bank  maturing  in  December,  1996,
                  interest  payable upon  maturity at 2%
                  over the  Wall  Street  Journal  prime
                  rate  (actual rate of 10.25% at August
                  31,    1996),     collateralized    by
                  inventories,  accounts receivable, and
                  equipment                                $    --     $ 160,000

              Revolving  $200,000  line of credit with a
                  bank   maturing  in  December,   1997,
                  interest  payable  quarterly  at  1.5%
                  over the  Wall  Street  Journal  prime
                  rate (actual rate of 10.00% and 10.25%
                  at   August   31,   1997   and   1996,
                  respectively),    collateralized    by
                  inventories,  accounts receivable, and
                  equipment                                     --           --

              Revolving  $300,000  line of credit with a
                  bank   maturing  in  December,   1997,
                  interest  payable  quarterly  at  1.5%
                  over the  Wall  Street  Journal  prime
                  rate (actual rate of 10.00% and 10.25%
                  at   August   31,   1997   and   1996,
                  respectively),    collateralized    by
                  Miller Feeders, Inc. feeder cattle and
                  accounts receivable,  proceeds used to
                  facilitate   the   cattle    brokerage
                  operations of Miller Feeders, Inc.            --           --

              ------------------------------------------------------------------
                                                           $    --     $ 160,000
              ------------------------------------------------------------------

          At August 31, 1997 and 1996, the Company had an outstanding letter of credit amounting to $125,000 for a bond with an insurance company.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

--------------------------------------------------------------------------------
Note 7 - Obligation Payable:

          The former president of Genetic Engineering, Inc. (GEI) filed two lawsuits against the Company seeking payment of this obligation which resulted from amounts allegedly loaned to GEI. The obligation was settled during the year ended August 31, 1996 with payment of $145,000 and transfer of the semen and embryo inventory obtained upon purchase of GEI.

--------------------------------------------------------------------------------
Note 8 - Income Taxes:

          ----------------------------------------------------------------------
          Years Ended August 31                         1997            1996
          ----------------------------------------------------------------------
          Current income taxes                      $  (88,340)      $  91,467
          Deferred   income   taxes                    (52,944)       (124,018)
          ----------------------------------------------------------------------
          Income Tax Benefit                        $ (141,284)      $ (32,551)

          Significant components and the related tax effect of temporary differences and carryforwards are as follows:
          -----------------------------------------------------------------
          Years Ended August 31       1997                     1996
                               Current    Long-Term     Current   Long-Term
          -----------------------------------------------------------------
          Deferred Tax Liabilities:
          Depreciation         $    --    $    5,570   $     --  $   4,254
          -----------------------------------------------------------------
          Deferred Tax Assets:
          Capital leases            --        75,805         --     67,088
          Contributions
            carryforward            --         1,824         --         --
          Reduction in carrying
            value of Land held
            for sale                --       179,406         --    316,200
          NOL carryover             --       104,903         --     61,184
          -----------------------------------------------------------------
                                    --       361,938         --    444,472
          -----------------------------------------------------------------
          Deferred Tax Assets
          Valuation Allowance       --      (179,406)        --   (316,200)
          -----------------------------------------------------------------
          Net Deferred
            Tax  Asset         $    --    $  176,962   $     --  $ 124,018
          -----------------------------------------------------------------

          The differences between income tax expense (benefit) and the amount computed by applying the federal statutory rates are as follows:

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
Note 8 - Income Taxes: - Continued

            -----------------------------------------------------------------
            Years Ended August 31                      1997        1996
            -----------------------------------------------------------------
            Computed at expected federal
              statutory  rate                      $   5,6948   $    120,683
            Change in deferred tax asset
              valuation allowance                    (136,794)      (149,100)
            Other                                     (10,184)        (4,134)
            -----------------------------------------------------------------
            Income Tax Benefit                     $ (141,284)   $   (32,551)

            As of August 31,  1996,  the Company had unused  operating loss carryforwards from Genetic Engineering, Inc. (GEI) of $2,127,000, consolidated operating loss carryforwards of
            $308,000,  and tax credit  carryforwards  of approximately
            $67,000  available  to reduce  future  taxable  income and
            income  tax   liabilities.   The  Internal   Revenue  Code
            restricts   the   utilization   of  the   operating   loss
            carryfowards to a maximum of $53,710 per year. These carryforwards expire as follows:
            ----------------------------------------------------------------
            Years Ending August 31                      GEI     Consolidated
            ----------------------------------------------------------------
                    2000                           $       --   $   168,000
                    2002                              994,000        65,000
                    2003                              321,000            --
                    2004                              159,000            --
                    2005                               57,000            --
                    2007                               69,000            --
                    2012                              527,000        75,000
            ----------------------------------------------------------------
                                                   $2,127,000   $   308,000
--------------------------------------------------------------------------------
Note 9 - Operating Leases:

          The Company leases office space, certain equipment, and other items under various month-to-month operating lease agreements.

          Total rental expense was $107,078 and $66,104 for the years ended August 31, 1997 and 1996, respectively, of which $84,844 and $33,000, respectively, was paid to related parties.

--------------------------------------------------------------------------------
Note 10 - Related Party Transactions:

          The Company is affiliated through partial common ownership and management with Miller Feed Lots, Inc. (MFL).

          The following schedule summarizes transactions between the Company and MFL.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------
Note 10 - Related Party Transactions: - Continued

           -----------------------------------------------------------------
           Years  Ended  August  31                     1997          1996
           -----------------------------------------------------------------
           Freight paid to MFL                    $   274,302  $    163,080
           Payments to MFL under capital lease
             of feedlot facility (Note 4)             129,000       129,000
           Payments to MFL under capital lease
             of equipment (Note 4)                     36,010       101,454
           Payments to MFL under operating lease
             of equipment (Note 9)                     75,844        24,000
           Company housing rent paid to MFL             9,000         9,000
           Interest income from MFL (Note 5)           18,000        15,000
           -----------------------------------------------------------------

          In August 1992, the Company sold substantially all of its operating equipment to MFL and then leased back only a portion ofthe equipment necessary to operate the feedlot facility. The Company realized a gain on this transaction of $74,467 which was deferred and was recognized over the term of the lease, which terminated during the year ended August 31, 1997.

          Employees and officers of the Company feed cattle personally and in conjunction with companies they control. Sales to those related parties were approximately $1,004,000 and $643,000 net of discounts of approximately $9,700 and $9,800, or 9% and 5% of total revenue for the years ended August 31, 1997 and 1996, respectively.

--------------------------------------------------------------------------------
Note 11 - Major Customers:

          The Company had sales to major customers which exceeded 10% of total revenue for certain years as shown below. Because of the nature of the Company's business, the major customers may vary between periods.

          -----------------------------------------------------------------
          Years Ended August 31                     1997         1996
          -----------------------------------------------------------------
          Company A                           $  1,297,249  $  1,452,934
          Company B                              6,649,132     6,568,919
          -----------------------------------------------------------------
--------------------------------------------------------------------------------
Note 12 - Commitments:

          The Company is committed to purchase various crop commodities with anticipated delivery dates in the subsequent fiscal year. At August 31, 1997 and 1996, these purchase commitments aggregated approximately $575,750 and $550,000, respectively.

          In addition, the Company is committed to purchase cattle with anticipated delivery dates in the subsequent fiscal year. At

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
Note 12 - Commitments: - Continued

          August 31, 1997 and 1996, these purchase commitments totalled approximately $-0- and $273,000, respectively. At August 31, 1997 and 1996, the Company also had cattle sales commitments totalling $-0- and $273,000, respectively.

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

--------------------------------------------------------------------------------
Note 13 - Stock Options:

          In January 1995, the Company's board of directors granted an option to purchase up to 300,000 shares of common stock from the Company to each of two members of the board of directors at $.0502 per share, 110% of the average of the bid and ask price at the date of the grant. These options were exercised in June 1996.

          In March 1996, the Company's board of directors granted an option to purchase up to 100,000 shares of common stock of the Company to each of the three members of the board of directors and up to 200,000 shares of common stock each to the President and the Chairman of the board of directors. The shares may be purchased at $0.0605 per share, 110% of the average of the bid and ask price at the date of the grant. These options expire in March 2001. These options were rescinded in January 1997.

--------------------------------------------------------------------------------
Note 14 - Preferred Stock:

          In January 1991, the stockholders authorized 1,000,000 shares of 8% noncumulative preferred stock with a par value of $2 per share. The preferred stock has a liquidation preference to the extent of par value only. No shares were issued or outstanding at August 31, 1997 and 1996.

--------------------------------------------------------------------------------
Note 15 - Fair Value of Financial Instruments:

          The Company's financial instruments include cash, accounts receivable, notes receivable, accounts payable, customer advance feed contracts, and notes payable. The Company estimates that the fair value of all financial instruments at August 31, 1997 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
Note 15 - Fair Value of Financial Instruments - Continued:

          The estimated fair value amounts have been determined using available market information and appropriate valuation methologies. The carrying amount of cash, accounts receivable, accounts payable, and customer advance feed contracts approximates fair value because of the short maturity of these instruments. The carrying amount of notes receivable and notes payable approximates fair value as interest rates approximate current rates for loans with similar terms and remaining maturities. The equity securities available-for-sale are reported at estimated market value determined by quote prices on the balance sheet date.

--------------------------------------------------------------------------------
Note 16 - Supplemental Schedule of Noncash Investing and Financing
            Activities:

          ----------------------------------------------------------------
          Years Ended August 31                      1997        1996
          ----------------------------------------------------------------
          Noncash Financing and Investing Activities:
            Unrealized gain of securities
            available  for  sale                 $     9,213  $        --
          Reduction  of long-term obligations to
            a   related  party   resulting  from
            removal of  certain  equipment  from
            equipment lease                               --        3,445
         ------------------------------------------------------------------

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                MILLER DIVERSIFIED CORPORATION

 Dated:   December  3, 1997                     By  /s/JAMES E. MILLER
                                                ------------------------------
                                                   James  E.Miller, President


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                          Title                   Date
      ---------                          -----                   ----

\s\  JAMES E. MILLER             President,  Principal       December 3, 1997
------------------------         Executive Officer,
 James E. Miller                 Principal Financial
                                 Off icer, and Director


\s\  STEPHEN R. STORY            Secretary-Treasurer,        December 3, 1997
-------------------------        Principal Accounting
 Stephen R. Story                Officer


\s\   NORMAN M. DEAN             Chairman of the             December 3, 1997
-------------------------        Board and Director
 Norman M. Dean


-------------------------        Director
 Alan D. Gorden