Form 10QSB
period 1997-11-30
MILLER DIVERSIFIED CORP
filed 1998-01-22
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   FORM 10-QSB Quarterly Report Under Section
             13 or 15 (d) of the Securities and Exchange Act of 1934

                    For the Quarter Ended November 30 , 1997

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

Number of shares of Common Stock, par value $.0001, outstanding on January 10, 1998, 6,364,640.

Transitional Small Business Disclosure Format: YES      NO   X
                                                  -----    -----

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
                                                       November 30,  August 31,
                                                           1997         1997
-------------------------------------------------------------------------------
ASSETS
------

Current Assets:
  Cash                                                 $    78,469  $   359,278
  Trade accounts receivable                                851,256      483,888
  Trade accounts receivable - related parties               81,096       55,685
  Account receivable - related party                       120,029        8,897
  Income tax refunds receivable                             94,761       94,761
  Inventories                                              471,693      466,449
  Prepaid expenses                                          25,946       19,337
  Current portion of notes receivable-
     related party                                         250,000      250,000
-------------------------------------------------------------------------------

    Total Current Assets                                 1,973,250    1,738,295
-------------------------------------------------------------------------------

Property and Equipment:
  Feedlot facilities under capital lease
    - related party                                      1,497,840    1,497,840
  Equipment                                                 77,453       77,453
  Equipment under capital leases - related party            64,092       64,092
  Leasehold improvements                                    92,335       90,403
                                                         ---------    ---------
                                                         1,731,720    1,729,788
  Less: Accumulated depreciation and amortization          546,407      525,320
-------------------------------------------------------------------------------

    Total Property and Equipment                         1,185,313    1,204,468
-------------------------------------------------------------------------------

Other Assets:
  Securities available for sale                             19,404       29,313
  Notes receivable - related party                         300,000      300,000
  Deferred income taxes                                    176,962      176,962
  Deposits and other                                         1,500        1,500
-------------------------------------------------------------------------------

    Total Other Assets                                     497,866      507,775
-------------------------------------------------------------------------------

TOTAL ASSETS                                           $ 3,656,429  $ 3,450,538
-------------------------------------------------------------------------------

Continued on next page.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS - Continued
-------------------------------------------------------------------------------
                                                        November 30,  August 31,
                                                            1997         1997
-------------------------------------------------------------------------------
 LIABILITIES
 -----------

 Current Liabilities:
  Trade accounts payable                                $   572,543  $  418,686
  Accrued expenses                                           18,898      17,061
  Accrued income taxes payable                               24,096          --
  Customer advance feed contracts                            14,907      14,907
  Customer advance feed contracts - related parties          40,892      40,892
  Current portion of capital lease
    obligations-related party                                28,266      28,637
-------------------------------------------------------------------------------

    Total Current Liabilities                               699,602     520,183
-------------------------------------------------------------------------------

Capital Lease Obligations - related party                 1,009,130   1,015,914
-------------------------------------------------------------------------------

Total Liabilities                                         1,708,732   1,536,097
-------------------------------------------------------------------------------


Commitments
-------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
--------------------

Preferred Stock                                                  --           --
Common  Stock, par  value $.0001 per share; 25,000,000
 shares  authorized;  6,364,640  issued and outstanding         636          636
Additional Paid-In Capital                                1,351,693    1,351,693
Unrealized Gain (Loss) on Securities Available for sale        (696)       9,213
Retained Earnings                                           596,064      552,899
--------------------------------------------------------------------------------

Total Stockholders' Equity                                1,947,697    1,914,441

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  3,656,429 $  3,450,538
================================================================================

See Accompanying Notes to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS

-------------------------------------------------------------------------------
Three Months Ended November 30,
                                                            1997        1996
-------------------------------------------------------------------------------
Revenues:
  Feed and other sales                                 $  2,097,379 $ 2,598,191
  Feedlot services                                          355,447     451,094
  Interest                                                    2,269       3,817
  Interest on note receivable related party                   8,250       3,750
  Other                                                       7,436      25,153
-------------------------------------------------------------------------------

Total Revenues                                            2,470,781   3,082,005
-------------------------------------------------------------------------------

Costs and Expenses
  Cost of feed and other sales                            1,905,115   2,412,250
  Cost of feedlot services                                  282,607     391,618
  Selling, general and administrative                       187,004     192,939
  Interest                                                      164       8,416
  Interest on capital leases - related party                 28,630      29,610
-------------------------------------------------------------------------------

Total Costs and Expenses                                  2,403,520   3,034,833
-------------------------------------------------------------------------------

Earnings before Income Taxes                                 67,261      47,172

Income Taxes                                                 24,096      15,648
-------------------------------------------------------------------------------

NET EARNINGS                                           $     43,165 $    31,524
-------------------------------------------------------------------------------

EARNINGS PER COMMON SHARE AND
  COMMON EQUILAVENT SHARE                              $        .01 $       Nil
-------------------------------------------------------------------------------

Weighted Average Number of Common and
  Common Equilavent Shares Outstanding                    6,364,640   6,793,702
-------------------------------------------------------------------------------


See Accompanying Notes to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------
Three Months Ended November 30,                             1997        1996
--------------------------------------------------------------------------------

 Cash Flows from Operating Activities:
   Cash received from customers                        $  2,264,604 $ 3,104,670
   Cash paid to suppliers and employees                  (2,484,196) (3,078,756)
   Interest received                                         10,519       7,567
   Interest paid                                            (28,795)    (34,004)
   Taxes paid                                                    --     (80,000)
--------------------------------------------------------------------------------

     Net Cash Used by Operating Activities                 (237,868)    (80,523)
--------------------------------------------------------------------------------

 Cash Flows From Investing Activities:
   Acquisition of property and equipment                     (1,933)     (7,885)
--------------------------------------------------------------------------------

     Net Cash Used by Investing Activities                   (1,933)     (7,885)
--------------------------------------------------------------------------------
 Cash Flows From Financing Activities:
   Proceeds from notes payable                              380,000     588,000
   Principal payments on:
     Short-term notes payable                              (380,000)   (748,000)
     Capital lease obligations - related party               (7,155)    (13,206)
   Net increase (decrease) in short-term cattle financing   (33,853)     75,929
   Increase in cash overdraft                                    --     168,323
--------------------------------------------------------------------------------

     Net Cash Provided (Used) by Financing Activities       (41,008)     71,046
--------------------------------------------------------------------------------

Net Decrease in Cash                                       (280,809)    (17,362)
Cash, Beginning of Period                                   359,278      86,551
--------------------------------------------------------------------------------

Cash, End of Period                                    $     78,469 $    69,189
--------------------------------------------------------------------------------

Continued on next page.
                                       -5-

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

--------------------------------------------------------------------------------
Three Months Ended November 30,                             1997        1996
--------------------------------------------------------------------------------

RECONCILIATION OF NET EARNINGS TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:
 Net earnings                                          $     43,165 $    31,524
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation and amortization expense                   21,087      26,526
     Changes in assets and liabilities net of
       short-term cattle financing:
         (Increase) decrease in:
           Trade accounts receivable                       (146,436)    (10,660)
           Trade accounts receivable - related party        (49,222)     89,224
           Accounts receivable - related party             (111,132)    (87,695)
           Inventories                                     (168,512)   (171,122)
           Prepaid expense                                   (6,608)     (5,984)
         Increase (decrease) in:
           Trade accounts payable and accrued expenses      155,694     246,387
           Income taxes payable                              24,096     (64,352)
           Customer advance feed contracts-related parties       --    (134,371)
-------------------------------------------------------------------------------

 Net Cash Used by Operating Activities                 $   (237,868)$   (80,523)
-------------------------------------------------------------------------------

 See Accompaning Notes to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

Securities Available for Sale:
     --------------------------------------------------------------------------
                                 Amortized    Estimated     Gross - Unrealized
                                    Cost     Market Value    Gains     Losses
     --------------------------------------------------------------------------
     August 31, 1997
     Equity Securities            $20,100      $29,313     $ 9,213    $    --

     November 30, 1997
     Equity Securities            $20,100      $19,404     $    --    $   696


In the Consolidated Statements of Cash Flow, the phrase "Short-term cattle financing" includes changes in feeder cattle inventory held for sale to customers, accounts receivable for feeder cattle sold to customers, accounts payable for feeder cattle held for sale to customers, and accounts payable to customers for slaughter cattle sold. The transactions from which these amounts are derived do not have a material reflection of the operations of the Company, and are thus only summarized.

The consolidated balance sheets as of November 30, 1997 and August 31, 1997, the consolidated statements of earnings for the three months ended November 30, 1997 and 1996 and consolidated statements of cash flows for the three months ended November 30, 1997 and 1996 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by the rules and regulations of the Securities and Exchange Commission.

In preparation of the above-described financial statements, all adjustments of a normal and recurring nature have been made. The Company believes that the accompanying unaudited financial statements contain all adjustments necessary to present fairly the results of operations and cash flows for the periods presented. Further, management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the annual financial statements and the notes thereto. The operations for the three months period ended November 30, 1997 are not necessarily indicative of the results to be expected for the year.

Item 2 - Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
         and Results of Operations
         -------------------------

Results of Operations

     A summary of the net earnings (loss) for the first three months of the fiscal year ended November 30, 1997, compared to the same periods the year before is as follows:

        ----------------------------------------------------------------
        Three Months Ended November 30
                               1997            1996            Increase
        ----------------------------------------------------------------
        First Quarter        $ 43,165        $ 31,524          $ 11,641

     The most significant factor that affects operating results is the average head numbers of cattle per day ("average head days") in the Company's feedlot because feed is sold and feedlot services are rendered to the cattle owners. Sales of feed and feedlot services account for 95% or more of the Company's revenues. The average head days for the periods being compared were as follows:

        ----------------------------------------------------------------
        Three Months Ended November 30                       Decrease
                                1997            1996
        ----------------------------------------------------------------
        First quarter         15,721          16,377              656

     The 656, or 4.0%, decrease in average head days, impacts several areas, as described below.

     Another factor that affected earnings for the three months ended November 30, 1997 and 1996, and that did or will impact average head numbers and earnings later in the fiscal year, is the Company's "fall calf program". As a service to customers, the Company purchases for them calves weaned in the fall and places them with local farmer-feeders who feed and care for the calves until the following February through April when the cattle are transferred to the Company's feedlot. These fall calf programs are undertaken on essentially a breakeven basis; that is, the amounts paid to the farmer-feeders are about the same as the amounts charged to the customers. The Company offers this service to improve replacements in February through April when cattle placements are usually low. The revenues are recorded as sales of feedlot services and the costs as the cost of feedlot services. Therefore, a high volume in the fall calf program can reduce the gross profit percentage on sales of feedlot services. For the quarter ended November 30, 1997, the Company had 2,122 head in its fall calf program as compared to 3,400 head the previous year. This resulted in a decrease in the sales and costs of the fall calf program for the three months ended November 30, 1997 over the same period the previous year of about $144,000 and had a significant impact of the increase in the gross profit percentage from sales of feedlot services as noted below. Although a majority of the decrease in the fall calf program is associated with the decrease in the number of head on the program, some of the decrease can be attributed to the fact that the placements in the current quarter started later than in the quarter ended November 30, 1997, therefore less charges and payments have been made.

     Other key factors that affect earnings are the gross profit percentages on feed and other sales, and on feedlot services. The following is a brief summary of gross profit and gross profit percentages on feed and other sales:

        ----------------------------------------------------------------------
        Three Months Ended November 30                               Increase
                                      1997            1996          (Decrease)
        ----------------------------------------------------------------------
        Feed and other sales       $2,097,379      $2,598,191       $ (500,812)
        Cost of feed and
         other sales                1,905,115       2,412,250         (507,135)
        ----------------------------------------------------------------------
              Gross profit         $  192,264      $  185,941       $    6,323

              Gross profit percentage    9.2%            7.2%              2.0%

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

     The $6,323 increase in gross profit from feed and other sales for the period ended November 30, 1997 from the same period the previous year is a result of changes in two variables described above. For the period ended November 30, 1997, more rations were sold which contained a higher percentage of ingredients that contribute higher gross margins to the gross profit due to their lower cost and/or markup. In an effort to maintain a competitive edge in the industry by keeping feeding costs down, as well as build goodwill with its customers, management lowered the markup on corn for the three months ended November 30, 1997. Management is not anticipating the continuance of this lower markup policy into the balance of the fiscal year. Management has implemented procedures by which certain feedlot services are expected to generate additional revenues.

     The following is a brief summary of the gross profit and gross profit percentages on sales of feedlot services:

        ----------------------------------------------------------------------
        Three Months Ended November 30,                              Increase
                                      1997            1996          (Decrease)
        ----------------------------------------------------------------------
        Sales of feedlot services  $  355,447      $  451,094       $  (95,647)
        Cost of feedlot services      282,607         391,618         (109,011)

        Gross profit               $   72,840      $   59,476       $   13,364

        Gross profit percentage         20.5%           13.2%             7.3%

     Sales of feedlot services consist primarily of yardage (pen rent) charged to the owners of the cattle on feed and grain processing charged for the processing of certain feed ingredients before they can be fed to the cattle. Yardage charges for the quarter ended November 30, 1997 increased $25,791 or 15.2% from the same period the prior year even though there was a decrease in the head numbers due to procedural changes as described previously. Grain processing charges increased $22,400 or 19.2% for the period ended November 30, 1997 due to the mix of ingredients as described above.

     As previously noted, the sales and cost of sales for the fall calf program are also included in the sales and cost of sales of feedlot services. If the fall calf program sales and costs are excluded, the gross profit percentage for the period ended November 30, 1997 is 21.8% compared to 20.7% for the same period the previous year.

     The cost of feedlot services consists largely of feedlot operating expenses. The total cost of feedlot services decreased $109,011 for the period ended November 30, 1997 compared to the same period the prior year. If the fall calf program costs are excluded, the increase for the period ended November 30, 1997 compared to the same period the prior year is $34,827. Even though there was a decrease in average head days, changes in the types of ingredients used in the rations and the need to maintain a stable workforce, has necessitated an increase in labor costs about $8,300 and equipment fuel and repair costs increased approximately $11,600. The balance of the change is due to increases and decreases in various expenses. Management does not anticipate any additional increases in labor, although labor costs are expected to remain at or slightly below current levels.

     Other revenues decreased $17,717. This decrease is primarily the result of sale of the Company's Thornton, Colorado property in May 1997. The property had been used for boarding horses, from which the Company received approximately $9,200 in rental fees for the period ended November 30, 1996. Due to corresponding reductions in management, sales and adminstrative costs, management does not expect loss of revenue from the discontinued operations to have a negative affect on the Company's earnings. The balance of the increase is the result of increases and decreases in various secondary revenue producing activities.

     Interest income decreased $1,548 or 40.6% for the period ended November 30, 1997 over the same period the prior year due to the Company's "carrying" or financing fewer customer feeding charges. This reduction in revenues is accompanied by a reduction in interest expense, as discussed below, and therefore does not have a negative affect on the Company's earnings.

     Selling,  general,  and  administrative  expenses  decreased $5,935 for the period ended November 30, 1997 over the same period the prior year. For the quarter ended November 30, 1997, the Company incurred $11,800 in customer death loss adjustments, compared to no adjustments the same period the previous year, an increase of $11,800. These adjustments, although not required, are made to customers for the purpose of creating goodwill and/or when management feels that death losses incurred by a customer are extraordinary in nature. Legal and accounting fees increased $8,300 for the period ended November 30, 1997 over the same period the prior year. As a result of the selling of the Thornton, Colorado property, as described above, the Company realized a decrease of $16,800 in general, sales and administrative costs that were directly associated with the management and operation of the property. The balance of the increase in selling, general, and administrative expenses are various increases and decreases in several accounts.

     Interest expense decreased $8,252 for the period ended November 30, 1997 over the same period the prior year. This is the result of reduced borrowings. The need to borrow funds was reduced due to the use of the cash received from the sale of the Thornton, Colorado property, as described previously, for operations.

     Income taxes are directly related to the net earnings before income taxes and certain assumptions that are made with the estimations. For the period ended November 30, 1997, income taxes increased $8,448 from the same period the prior year while pretax income increased $20.089.

Liquidity and Capital Resources
-------------------------------

     For the three months ended November 30, 1997, operating activities required $237,868 more funds than were internally-generated compared to $80,523 for the same period the previous year, an increase of $157,345. Cash received from customers for the period decreased $840,066, but cash paid to suppliers and employees decreased only $594,560, for a total cash decrease of $245,506. Interest received for the period increased $2,952, while interest paid decreased $5,209, for a total cash increase of $8,161. For the period ended November 30, 1996, net income tax payments totalled $80,000 compared to no taxes being paid for the period ended November 30, 1997, a net cash increase of $80,000.

     For the three months ended November 30, 1997 the net cash that was used by investing operations of $1,933 compared to the net cash required by investing operations the same period the previous year of $7,885, resulting a net cash increase of $5,952. For the period ended November 30, 1997, acquisition of property and equipment decreased $5,952.

     The net cash used by financing activities was $41,008 for the three months ended November 30, 1997, a decrease of $112,054 from $71,046 cash provided by financing activities for the same period the prior year. The change in net borrowings over repayments of notes and other obligations resulted in a $166,051 decrease in funds used for the three months ended November 30, 1997 compared to the same period the previous year. Net short-term cattle financing for the three months ended November 30, 1997 used $33,853 compared to the providing funds the same period the prior year of $75,929, a decrease in funds provided of $109,782. The increase in the cash overdraft for the period ended November 30, 1996, provided an additional $168,323.

     The Company's working capital (current assets minus current liabilities) increased by $55,536 during the three months ended November 30, 1997 from $1,218,112 at August 31, 1997 to $1,273,648 at November 30, 1997. There were offsetting increases and decreases to several current assets and current liabilities as shown on the consolidated balance sheets.

     Trade accounts receivable increased by $367,368 for the three months ended November 30, 1997. Feedlot sales accounts receivable increased $204,100 due to increased sales; feeder cattle accounts receivable increased $197,100 due to sales that were made on November 30, 1997. The increase in trade accounts receivable from related parties is due to the increase in sales to related parties.

     Inventories increased $5,244 due to an increase in the level of company owned feeder cattle being fed for slaughter inventory on hand of $278,416 and a decrease in the inventory of feeder cattle held for resale to customers of $163,268. The inventory level of feed ingredients on hand decreased $109,904. The amount of feed ingredient inventories on hand at any given time will fluctuate depending on such variables as anticipated weather conditions, consumption levels, delivery schedules, and the number of various ingredients being fed. These fluctuations are the result of normal operations.

     The increase in trade accounts payable of $153,857 is due to normal business transactions.

     The Company had a revolving line of credit of $200,000 from a local bank that matured December 31, 1997 and bore interest at 1.5% over the prime rate (actual rate of 10.00% at November 30, 1997). There was no outstanding balance at November 30, 1997 which meant that the Company could generate an additional $200,000 cash if needed under this line of credit. The note was secured by feed accounts receivable, feed inventories, and equipment. Miller Feeders, Inc. (MFI) had a $300,000 revolving line of credit at the same local bank for the procurement of feeder cattle for resale to customers. The line of credit matured on December 31, 1997 and bore interest at 1.5% over the prime rate (actual rate of 10.00% at November 30, 1997). There was no outstanding balance at November 30, 1997 which meant that MFI could borrow up to $300,000 to purchase feeder cattle for resale to customers. The line was secured by feeder cattle inventories and feeder cattle accounts receivable.

     In January 1998 the Company obtained new lines of credit with the local office of a credit services company. These revolving lines of credit include a $300,000 operating line of credit, an $850,000 line of credit for the purpose of feeding Company owned cattle to slaughter and a $2,000,000 line of credit for the purpose of financing customer cattle and feed purchases. MFI also obtained a $300,000 revolving line of credit from the same credit services company for the purpose of procuring feeder cattle for sale to customers. Although not tied directly to a prime rate, the interest rate on all of the above mentioned lines of credit are anticipated to have an effective rate of about .5% over prime. All of the lines of credit are secured by inventories, accounts receivable and equipment and are guaranteed by two officers/directors and a related party.

     The Company had no material commitments for capital expenditures at November 30, 1997.

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



                                             MILLER DIVERSIFIED CORPORATION
                                             ------------------------------
                                                      (Registrant)


Date:  January 20, 1998                      /s/ JAMES E MILLER
                                             -----------------------------------
                                                 James E. Miller
                                                 President,
                                                 Chief Executive Officer,
                                                 Chief Financial Officer



Date:  January 20, 1998                      /s/ STEPHEN R. STORY
                                             -----------------------------------
                                                 Stephen R. Story
                                                 Secretary-Treasurer