Form 10QSB
period 1998-02-28
MILLER DIVERSIFIED CORP
filed 1998-04-14
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934


                     For the Quarter Ended February 28, 1998


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


                                 (970) 284-5556
              (Registrant's telephone number, including area code)


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


Number of shares of Common Stock, par value $.0001, outstanding on April 10, 1998, 6,364,640.

Transitional Small Business Disclosure Format:    YES         NO   X
                                                      -----      -----

 PART I - FINANCIAL INFORMATION

 Item 1 - Financial Statements

 MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

 CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
                                                       February 28,  August 31,
                                                           1998         1997
-------------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash                                                 $    31,723  $   359,278
  Trade accounts receivable                                723,674      483,888
  Trade accounts receivable - related parties                3,473       55,685
  Account receivable - related party                        14,042        8,897
  Income tax refunds receivable                              5,329       94,761
  Inventories                                            1,715,402      466,449
  Prepaid expenses                                          31,086       19,337
  Current portion of notes receivable-
     related party                                              --      250,000
-------------------------------------------------------------------------------
    Total Current Assets                                 2,524,729    1,738,295
-------------------------------------------------------------------------------

Property and Equipment:
  Feedlot facilities under capital lease
    - related party                                      1,497,840    1,497,840
  Equipment                                                 77,453       77,453
  Equipment under capital leases - related party            30,649       64,092
  Leasehold improvements                                    92,336       90,403
                                                         ---------    ---------
                                                         1,698,278    1,729,788
  Less: Accumulated depreciation and amortization          540,045      525,320
-------------------------------------------------------------------------------
    Total Property and Equipment                         1,158,233    1,204,468
-------------------------------------------------------------------------------

Other Assets:
  Securities available for sale                             18,969       29,313
  Notes receivable - related party                         300,000      300,000
  Deferred income taxes                                    176,962      176,962
  Deposits and other                                         1,500        1,500
-------------------------------------------------------------------------------
    Total Other Assets                                     497,431      507,775
-------------------------------------------------------------------------------

TOTAL ASSETS                                           $ 4,180,393  $ 3,450,538
-------------------------------------------------------------------------------

Continued on next page.

 MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

 ------------------------------------------------------------------------------
                                                        February 28,  August 31,
                                                            1998         1997
 ------------------------------------------------------------------------------

 LIABILITIES

 Current Liabilities:
  Cash overdraft                                        $   124,309  $       --
  Notes payable                                             523,084          --
  Trade accounts payable                                    340,764     418,686
  Accrued expenses                                           21,458      17,061
  Customer advance feed contracts                           259,411      14,907
  Customer advance feed contracts - related parties              --      40,892
  Current portion of capital lease
    obligations-related party                                24,285      28,637
-------------------------------------------------------------------------------
    Total Current Liabilities                             1,293,311     520,183
-------------------------------------------------------------------------------

Capital Lease Obligations - related party                   999,715   1,015,914
-------------------------------------------------------------------------------
Total Liabilities                                         2,293,026   1,536,097
-------------------------------------------------------------------------------


Commitments


STOCKHOLDERS' EQUITY

Preferred Stock                                                  --           --
Common  Stock, par  value $.0001 per share; 25,000,000
 shares  authorized;  6,364,640  issued and outstanding         636          636
Additional Paid-In Capital                                1,351,693    1,351,693
Unrealized Gain (Loss) on Securities Available for sale      (1,131)       9,213
Retained Earnings                                           536,169      552,899
-------------------------------------------------------------------------------
Total Stockholders' Equity                                1,887,367    1,914,441

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  4,180,393 $  3,450,538
================================================================================


See Accompanying Notes to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS
-------------------------------------------------------------------------------
Six Months Ended February 28,
                                                            1998        1997
-------------------------------------------------------------------------------

Revenues:
  Feed and other sales                                 $  4,457,963 $ 4,704,409
  Feedlot services                                          777,970   1,117,356
  Interest                                                    8,981      13,781
  Interest on note receivable related party                  15,250       7,500
  Other                                                      18,880      46,418

-------------------------------------------------------------------------------
Total Revenues                                            5,279,044   5,889,464
-------------------------------------------------------------------------------


Costs and Expenses
  Cost of feed and other sales                            4,111,160   4,376,730
  Cost of feedlot services                                  652,173   1,027,866
  Selling, general and administrative                       479,126     395,435
  Interest                                                    1,684      10,998
  Interest on capital leases - related party                 56,960      59,175
-------------------------------------------------------------------------------
Total Costs and Expenses                                  5,301,103   5,870,204
-------------------------------------------------------------------------------

Earnings (Loss) before Income Taxes                         (22,059)     19,260

Income Taxes Expense (Benefit)                               (5,329)      3,708
-------------------------------------------------------------------------------

NET EARNINGS                                           $    (16,730)$    15,552
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
-------------------------------------------------------------------------------


See Accompanying Notes to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS
-------------------------------------------------------------------------------
Three Months Ended February 28,
                                                            1998        1997
-------------------------------------------------------------------------------

Revenues:
  Feed and other sales                                 $  2,360,584 $ 2,106,218
  Feedlot services                                          422,522     666,262
  Interest                                                    6,712       9,964
  Interest on note receivable related party                   7,000       3,750
  Other                                                      11,444      21,265

-------------------------------------------------------------------------------
Total Revenues                                            2,808,262   2,807,459
-------------------------------------------------------------------------------


Costs and Expenses
  Cost of feed and other sales                            2,206,046   1,964,480
  Cost of feedlot services                                  369,566     636,248
  Selling, general and administrative                       292,122     202,496
  Interest                                                    1,519       2,582
  Interest on capital leases - related party                 28,329      29,565
-------------------------------------------------------------------------------
Total Costs and Expenses                                  2,897,582   2,835,371
-------------------------------------------------------------------------------

Earnings (Loss) before Income Taxes                         (89,320)    (27,912)

Income Taxes Benefit                                        (29,425)    (11,940)
-------------------------------------------------------------------------------

NET EARNINGS                                           $    (59,895)$   (15,972)
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
-------------------------------------------------------------------------------


See Accompanying Notes to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
Six Months Ended February 28,                               1998        1997
-------------------------------------------------------------------------------

 Cash Flows from Operating Activities:
   Cash received from customers                        $  5,270,850 $ 7,116,576
   Cash paid to suppliers and employees                  (6,570,716) (5,976,370)
   Interest received                                         24,231      21,281
   Interest paid                                            (57,340)    (71,806)
   Taxes received (paid)                                     94,761     (93,000)
--------------------------------------------------------------------------------
     Net Cash Provided (Used) by Operating Activities    (1,238,214)    996,681
--------------------------------------------------------------------------------

 Cash Flows From Investing Activities:
   Acquisition of property and equipment                     (1,933)    (11,331)
   Collections on loans to related parties                  250,000          --
--------------------------------------------------------------------------------
     Net Cash Provided (Used) by Investing Activities       248,067     (11,331)
--------------------------------------------------------------------------------

 Cash Flows From Financing Activities:
   Proceeds from notes payable                              903,083   1,138,000
   Principal payments on:
     Short-term notes payable                              (380,000) (1,298,000)
     Capital lease obligations - related party              (14,748)    (25,583)
   Net increase (decrease) in short-term cattle financing    29,950    (305,275)
   Increase in cash overdraft                               124,307      54,458
--------------------------------------------------------------------------------
     Net Cash Provided (Used) by Financing Activities       662,592    (436,390)
--------------------------------------------------------------------------------

Net Increase (Decrease) in Cash                            (327,555)    548,960

Cash, Beginning of Period                                   359,278      86,551
--------------------------------------------------------------------------------
Cash, End of Period                                    $     31,723 $   635,511
-------------------------------------------------------------------------------

Continued on next page.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------
Six Months Ended February 28,                               1998        1997
--------------------------------------------------------------------------------
RECONCILIATION OF NET EARNINGS TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:

 Net earnings (loss)                                   $    (16,730)$    15,552
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation and amortization expense                   42,364      53,052
     Changes in assets and liabilities net of
       short-term cattle financing:
         (Increase) decrease in:
           Trade accounts receivable                       (215,975)    168,173
           Trade accounts receivable - related party         28,401      82,918
           Accounts receivable - related party               (5,145)         --
           Income taxes receivable                           89,432      (2,714)
           Inventories                                   (1,278,901)    (85,510)
           Prepaid expense                                  (11,748)    (16,610)
         Increase (decrease) in:
           Trade accounts payable and accrued expenses      (73,524)    163,254
           Income taxes payable                                  --     (86,579)
           Customer advance feed contracts                  244,504   1,099,531
           Customer advance feed contracts-related parties  (40,892)   (102,228)
-------------------------------------------------------------------------------
 Net Cash Provided (Used) by Operating Activities      $ (1,238,214)$   966,681
-------------------------------------------------------------------------------


 See Accompaning Notes to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Securities Available for Sale:
     --------------------------------------------------------------------------
                                 Amortized    Estimated     Gross - Unrealized
                                    Cost     Market Value    Gains     Losses
     --------------------------------------------------------------------------
     August 31, 1997
     Equity Securities            $20,100      $29,313     $ 9,213    $    --

     November 30, 1997
     Equity Securities            $20,100      $19,404     $    --    $   696

     February 28, 1998
     Equity Securities            $20,100      $18,969     $    --    $ 1,131


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

The consolidated balance sheets as of February 28, 1998 and August 31, 1997, the consolidated statements of earnings for the three months and six months ended February 28, 1998 and 1997 and consolidated statements of cash flows for the six months ended February 28, 1998 and 1997 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by the rules and regulations of the Securities and Exchange Commission.

In preparation of the above-described financial statements, all adjustments of a normal and recurring nature have been made. The Company believes that the accompanying unaudited financial statements contain all adjustments necessary to present fairly the results of operations and cash flows for the periods presented. Further, management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the annual financial statements and the notes thereto. The operations for the six months period ended February 28, 1998 are not necessarily indicative of the results to be expected for the year.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     A summary of the net earnings (loss) for the six months of the fiscal year ended February 28, 1998, compared to the same periods the year before is as follows:
        ----------------------------------------------------------------
        Six Months Ended February 28                           Increase
                               1998            1997           (Decrease)
        ----------------------------------------------------------------
        First quarter         $ 43,165       $ 31,524          $ 11,641
        Second quarter        $(59,895)      $(15,972)         $(43,923)
        Six month total       $(16,730)      $ 15,552          $(32,282)

     The most significant factor that affects operating results is the average head numbers of cattle per day ("average head days") in the Company's feedlot because feed is sold and feedlot services are rendered to the cattle owners. Sales of feed and feedlot services account for 95% or more of the Company's revenues. The average head days for the periods being compared were as follows:
        ----------------------------------------------------------------
        Six Months Ended February 28                         Increase
                                1998            1997        (Decrease)
        ----------------------------------------------------------------
        First quarter         15,721          16,377             (656)
        Second quarter        16,131          15,616              515
        Six months combined   15,751          15,821              (70)

     The 70, or .4%, decrease in average head days, had a minor impact in several areas, as described below.

     Another factor that affected earnings for the six months ended February 28, 1998 and 1997, and that did or will impact average head numbers and earnings later in the fiscal year, is the Company's "fall calf program". As a service to customers, the Company purchases for them calves weaned in the fall and places them with local farmer-feeders who feed and care for the calves until the following February through April when the cattle are transferred to the Company's feedlot. These fall calf programs are undertaken on essentially a breakeven basis; that is, the amounts paid to the farmer-feeders are about the same as the amounts charged to the customers. The Company offers this service to improve replacements in February through April when cattle placements are usually low. The revenues are recorded as sales of feedlot services and the costs as the cost of feedlot services. Therefore, a high volume in the fall calf program can reduce the gross profit percentage on sales of feedlot services. For the period ended February 28, 1998, the Company had 2,903 head in its fall calf program as compared to 4,146 head the previous year. This resulted in a decrease in the sales and costs of the fall calf program for the six months ended February 28, 1998 over the same period the previous year of about $432,700 and had a significant impact of the increase in the gross profit percentage from sales of feedlot services as noted below. Although a majority of the decrease in the fall calf program is associated with the decrease in the number of head on the program, some of the decrease can be attributed to the fact that the placements in the current year started later than in the period ended February 28, 1997, therefore less charges and payments have been made. This later start was created by the prevailing market prices and customer commitments.

     Other key factors that affect earnings are the gross profit percentages on feed and other sales, and on feedlot services. The following is a brief summary of gross profit and gross profit percentages on feed and other sales:

        ----------------------------------------------------------------------
        Six Months Ended February 28                                 Increase
                                      1998            1997          (Decrease)
        ----------------------------------------------------------------------
        Feed and other sales       $4,457,963      $4,704,409       $ (246,446)
        Cost of feed and
         other sales                4,111,160       4,376,730         (265,570)
        ----------------------------------------------------------------------
              Gross profit         $  346,803      $  327,679       $   19,124

              Gross profit percentage    7.8%            7.0%               .8%


     A variety of feed ingredients are combined in varying percentages and sold as various rations. The ingredients are separately marked up so the gross profit percentage on feed sales is affected by three variables:

     (1)  the type and quantity of individual rations sold

     (2)  management's discretionary pricing decisions

     (3) feed ingredients sold under customer advance feed contracts which are not subject to management's discretionary pricing decisions

     The $19,124 increase in gross profit from feed and other sales for the period ended February 28, 1998 from the same period the previous year is a result of changes in three variables described above. For the period ended February 28, 1998, more rations were sold which contained a higher percentage of ingredients that contribute higher gross margins to the gross profit due to their lower cost and/or markup. In an effort to maintain a competitive edge in the industry by keeping feeding costs down, as well as build goodwill with its customers, management lowered the markup on corn for a portion of the six months ended February 28, 1997. As a result of a more stabilized market, this adjustment was not necessary during the period ended February 28, 1998. Management is not anticipating the continuance of this lower markup policy into the balance of the fiscal year. Management has implemented procedures by which certain feedlot services are expected to generate additional revenues. Included in the feed and other sales and costs of sales amounts for the period ended February 28, 1998 are sales of $265,574 and cost of sales of $303,071 for slaughter cattle that were owned and sold by the Company; there were no similiar sales or costs of sales included the period ended February 28, 1997. Without the loss associated with the slaughter cattle sales, the gross profit for feed and other sales increases to $384,300 or 9.3%.

     The following is a brief summary of the gross profit and gross profit percentages on sales of feedlot services:

        ----------------------------------------------------------------------
        Six Months Ended February 28,                                Increase
                                      1998            1997          (Decrease)
        ----------------------------------------------------------------------
        Sales of feedlot services  $  777,970      $1,117,356       $ (339,386)
        Cost of feedlot services      652,173       1,027,866         (375,693)
        ----------------------------------------------------------------------
        Gross profit               $  125,797      $   89,490       $   36,307

        Gross profit percentage         16.2%            8.0%             8.2%


        Sales of feedlot services consist primarily of yardage (pen rent) charged to the owners of the cattle on feed and grain processing charged for the processing of certain feed ingredients before they can be fed to the cattle. Yardage charges for the period ended February 28, 1998 increased $61,699 or 19.1% from the same period the prior year even though there was a decrease in the head numbers due to procedural changes as described previously. Grain processing charges increased $31,594 or 13.9% for the period ended February 28, 1998 due to the mix of ingredients as described above.

     As previously noted, the sales and cost of sales for the fall calf program are also included in the sales and cost of sales of feedlot services. If the fall calf program sales and costs are excluded, the gross profit percentage for the period ended February 28, 1998 is 19.6% compared to 16.3% for the same period the previous year.

     The cost of feedlot services consists largely of feedlot operating expenses. The total cost of feedlot services decreased $375,693 for the period ended February 28, 1998 compared to the same period the prior year. If the fall calf program costs are excluded, the increase for the period ended February 28, 1998 compared to the same period the prior year is $57,056. Even though there was a minor decrease in average head days, changes in the types of ingredients used in the rations has required additional equipment rental, equipment fuel and repair costs. This increase is approximately $36,500. The balance of the change is due to increases and decreases in various expenses.

     Other revenues decreased $27,538. This decrease is primarily the result of sale of the Company's Thornton, Colorado property in May 1997. The property had been used for boarding horses, from which the Company received approximately $18,500 in rental fees for the period ended February 28, 1997. Due to corresponding reductions in management, sales and adminstrative costs, management does not expect the loss of revenue from the discontinued operations to have a negative effect on the Company's earnings. The balance of the increase is the result of increases and decreases in various secondary revenue producing activities.

     Interest income increased $7,750 or 103.3% for the period ended February 28, 1998 over the same period the prior year due to the Company's "carrying" or financing greater amounts of customer feeding charges.

     Selling, general, and administrative expenses increased $83,691 for the period ended February 28, 1998 over the same period the prior year. During the the period ended February 28, 1998, the Company had entered into an agreement with a customer who had the potential of feeding a considerable amount of cattle at the Company's feedlot. This agreement called for the Company to participate in the profits and losses of the cattle fed by the customer at the Company's feedlot. Due to the depressed cattle market during the time the cattle included in this agreement were ready and were marketed the Company recorded, as its share of the losses in these cattle, an expense of $110,046. As a result of the discontinuation of the operations at the Thornton, Colorado property, as noted above, the Company realized a reduction of $29,800 in general and administrative costs that were directly associated with management and operation of the property. The Company incurred $16,200 in customer death loss adjustments, compared to $8,300 the same period the previous year, an increase of $7,900. These adjustments, although not required, were made to customers for the purpose of creating goodwill and/or when management felt that death losses incurred by a customer were extraordinary in nature. Legal and accounting fees increased $5,700 for the period ended February 28, 1998 over the same period the prior year. The balance of the increase in selling, general, and administrative expenses are various increases and decreases in several accounts.

     Interest expense decreased $9,314 for the period ended February 28, 1998 over the same period the prior year. This is the result of reduced borrowings. The need to borrow funds was reduced due to the use of the cash received from the sale of the Thornton, Colorado property, as described previously, for operations.

     Income taxes are directly related to the net earnings before income taxes and certain assumptions that are made with the estimations. For the period ended February 28, 1998, income taxes decreased $9,037 from the same period the prior year while pretax income decreased $41,319.

Liquidity and Capital Resources

     For the six months ended February 28, 1998, operating activities required $1,238,214 more than were internally-generated compared to a surplus $996,681 for the same period the previous year, an increase of $2,234,895. Cash received from customers for the period decreased $1,845,726, but cash paid to suppliers and employees increased $594,346, for a total cash decrease of $2,440,072. Interest received for the period increased $2,950, while interest paid decreased $14,466 for a total cash increase of $17,416. For the period ended February 28, 1997, net income tax payments totalled $93,000 compared to tax refunds and benefits of $94,761 received for the period ended February 28, 1998, a net cash increase of $187,761.

     For the six months ended February 28, 1998 the net cash that was provided by investing operations was $248,067 compared to the net cash required by investing operations the same period the previous year of $11,331, resulting in a net cash increase of $259,398. For the period ended February 28, 1998, acquisition of property and equipment decreased $9,398 and $250,000 was collected on loans to a related party.

     The net cash provided by financing activities was $662,592 for the six months ended February 28, 1998, an increase in cash of $1,098,982 from $436,390 cash used by financing activities for the same period the prior year. The change in net borrowings over repayments of notes and other obligations resulted in a $1,831,918 decrease in funds provided for the six months ended February 28, 1998 compared to the same period the previous year. Net short-term cattle financing for the six months ended February 28, 1998 provided $29,950 compared to the use of funds the same period the prior year of $305,275, an increase in funds provided of $335,225. The increase in the cash overdraft for the period ended February 28, 1998, provided an additional $124,307.

     The Company's working capital (current assets minus current liabilities) decreased by $13,306 for the six months ended February 28, 1998 from $1,218,112 at August 31, 1997 to $1,233,418 at February 28, 1998. There were offsetting increases and decreases to several current assets and current liabilities as shown on the consolidated balance sheets.

     Trade accounts receivable increased by $239,786 during the six months ended February 28, 1998. Feedlot sales accounts receivable increased $203,007 due to primarily to an increase in the amount of customers's accounts that are "carried or financed by the Company as noted above. The decrease in trade accounts receivable from related parties is due to the increase in sales to related parties.

     Inventories increased $1,248,953 due to an increase in the level of company owned feeder cattle being fed for slaughter. At February 28, 1998, this inventory totaled $1,252,711 compared to a $0 inventory at August 31, 1997. This increase is the result of management's decision to feed more Company owned cattle to reduce the amount of participating agreements, which are agreements the Company enters into with a customer in which the Company participates in the profits and losses of the customer's feeding program, and to lessen the impact of major customers. Inventory of feeder cattle held for resale to customers of decreased $29,947 from a balance of $215,546 at august 31, 1997 to $185,599 at February 28, 1998. The inventory level of feed ingredients on hand decreased $26,190. The amount of feed ingredient inventories on hand and feeder cattle held for resale to customers at any given time will fluctuate depending on such variables as anticipated weather conditions, consumption levels, delivery schedules, and the number of various ingredients being fed. These fluctuations are the result of normal operations.

     The decrease in trade accounts payable of $77,922 was due to normal business transactions.

     The Company has a revolving line of credit of $300,000 from a local branch of a credit services company that matures December 1, 1998 and bears interest at approximately 1.0% over the prime rate (actual rate of 9.00% at February 28,
1998). There was an outstanding balance at February 28, 1998 of $250,196 which meant that the Company could generate an additional $49,804 cash if needed under this line of credit. The note is secured by feed accounts receivable, feed inventories, and equipment. The Company also has a non-revolving line of credit of $850,000 from the same local branch of a credit services company for the purpose of owning and feeding cattle to slaughter. This line of credit also matures December 1, 1998 and bears interest at approximately 1.0% over the prime rate (actual rate of 9.00% at February 28, 1998). There was no outstanding balance at February 28, 1998 which meant that the Company could generate an additional $850,000 cash if needed under this line of credit. The note is secured by specific cattle and cross collateralized with the revolving line of credit note above. The Company has another revolving line line of credit of $2,000,000 from the same local branch of a credit services company for the purpose of financing qualified customers' cattle feeding programs. This line of credit also matures December 1, 1998 and bears interest at approximately 1.0% over the prime rate (actual rate of 9.00% at February 28, 1998). There was no outstanding balance at February 28, 1998. The Company did not have any requests from customers to provide this service which meant that the Company could not generate any additional cash under this line of credit. The note is secured by specific customers' cattle and cross collateralized with the revolving lines of credit note above. Miller Feeders, Inc. (MFI) has a $300,000 revolving line of credit at the same local branch of a credit services company for the procurement of feeder cattle for resale to customers. The line of credit matures on December 1, 1998 and bears interest at approximately 1.0% over the prime rate (actual rate of 9.00% at February 28, 1998). There was an outstanding balance at February 28, 1998 of $272,871 which meant that MFI could borrow up to $27,129 to purchase feeder cattle for resale to customers. The line is secured by feeder cattle inventories and feeder cattle accounts receivable and is cross collateralized with the Company's lines of credit noted above.

     The Company had no material commitments for capital expenditures at February 28, 1998.

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


                                                 MILLER DIVERSIFIED CORPORATION
                                                       (Registrant)


Date:  April 13, 1998                            /s/  JAMES E MILLER
                                                 -------------------------------
                                                 James E. Miller
                                                 President,
                                                 Chief Executive Officer,
                                                 Chief Financial Officer



Date:  April 13, 1998                            /s/  STEPHEN R. STORY
                                                 -------------------------------
                                                 Stephen R. Story
                                                 Secretary-Treasurer