Form 10QSB
period 1998-05-31
MILLER DIVERSIFIED CORP
filed 1998-07-29
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934


                       For the Quarter Ended May 31 , 1998

                         Commission File Number 01-19001


                         MILLER DIVERSIFIED CORPORATION
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            Nevada                                         84-1070932
   ---------------------------                       ---------------------
  (State or other jurisdiction                          (I.R.S. Employer
     of incorporation or                             Identification Number)
        organization)


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

                           YES   X          NO
                               -----           -----


     Number of shares of Common Stock, par value $.0001, outstanding on July 22, 1998, 6,364,640.

     Transitional Small Business Disclosure Format: YES      NO   X
                                                       -----    -----

Item 1 - Financial Statements

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                                          May 31,     August 31,
                                                           1998         1997
--------------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash                                                 $    68,010  $   359,278
  Trade accounts receivable                                886,940      483,888
  Trade accounts receivable - related parties                   --       55,685
  Account receivable - related party                        80,470        8,897
  Income tax refunds receivable                                 --       94,761
  Inventories                                            1,230,729      466,449
  Prepaid expenses                                          14,324       19,337
  Current portion of notes receivable-
     related party                                              --      250,000
--------------------------------------------------------------------------------
    Total Current Assets                                 2,280,473    1,738,295
--------------------------------------------------------------------------------

Property and Equipment:
  Feedlot facilities under capital lease
    - related party                                      1,497,840    1,497,840
  Equipment                                                 77,453       77,453
  Equipment under capital leases - related party            30,649       64,092
  Leasehold improvements                                    92,336       90,403
                                                         ---------    ---------
                                                         1,698,278    1,729,788
  Less: Accumulated depreciation and amortization          559,248      525,320
--------------------------------------------------------------------------------
    Total Property and Equipment                         1,139,030    1,204,468
--------------------------------------------------------------------------------

Other Assets:
  Securities available for sale                             16,382       29,313
  Notes receivable - related party                         300,000      300,000
  Note receivable                                           65,000           --
  Other investments                                        118,418           --
  Deferred income taxes                                    176,962      176,962
  Deposits and other                                        15,885        1,500
--------------------------------------------------------------------------------
    Total Other Assets                                     692,647      507,775
--------------------------------------------------------------------------------
TOTAL ASSETS                                           $ 4,112,150  $ 3,450,538
--------------------------------------------------------------------------------

Continued on next page.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

-------------------------------------------------------------------------------
                                                           May 31,    August 31,
                                                            1998         1997
-------------------------------------------------------------------------------

LIABILITIES

Current Liabilities:
  Cash overdraft                                       $     2,757  $       --
  Notes payable                                            474,024          --
  Trade accounts payable                                   604,552     418,686
  Accrued expenses                                          28,432      17,061
  Accrued income taxes payable                               6,195          --
  Customer advance feed contracts                           52,906      14,907
  Customer advance feed contracts - related parties             --      40,892
  Current portion of capital lease
    obligations-related party                               24,284      28,637
--------------------------------------------------------------------------------
   Total Current Liabilities                             1,193,150     520,183
--------------------------------------------------------------------------------

Capital Lease Obligations - related party                   993,564   1,015,914
--------------------------------------------------------------------------------
Total Liabilities                                         2,186,714   1,536,097
--------------------------------------------------------------------------------

Commitments


STOCKHOLDERS' EQUITY

Preferred Stock                                                 --           --
Common  Stock, par  value $.0001 per share; 25,000,000
  shares  authorized;  6,364,640  issued and outstanding       636          636
Additional Paid-In Capital                               1,351,693    1,351,693
Unrealized Gain (Loss) on Securities Available for sale     (3,718)       9,213
Retained Earnings                                          576,825      552,899
--------------------------------------------------------------------------------
Total Stockholders' Equity                               1,925,436    1,914,441

TOTAL LIABILITIES AND STOCKHOLDERS' EQUIT             $  4,112,150 $  3,450,538
--------------------------------------------------------------------------------



See Accompanying Notes to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS
--------------------------------------------------------------------------------
Nine Months Ended May 31,
                                                            1998        1997
--------------------------------------------------------------------------------

Revenues:
  Feed and other sales                                $  7,417,840 $ 7,119,214
  Feedlot services                                       1,235,426   1,730,534
  Other                                                     19,158      61,510
  Interest                                                  21,077      18,361
  Interest on note receivable related party                 19,750      11,250
  Gain on sale of assets                                     6,282          --
--------------------------------------------------------------------------------
Total Revenues                                            8,719,533   8,940,869
--------------------------------------------------------------------------------


Costs and Expenses
  Cost of feed and other sales                           6,844,964   6,582,429
  Cost of feedlot services                               1,091,950   1,575,622
  Selling, general and administrative                      649,746     560,979
  Interest                                                  17,687      10,485
  Interest on capital leases - related party                85,065      88,313
  Loss on sale of assets                                        --     178,452
--------------------------------------------------------------------------------
Total Costs and Expenses                                 8,689,412   8,996,280
--------------------------------------------------------------------------------

Earnings (Loss) before Income Taxes                         30,121     (55,411)

Income Taxes Expense (Benefit)                               6,195    (325,924)
--------------------------------------------------------------------------------

NET EARNINGS                                          $     23,926 $   270,513
--------------------------------------------------------------------------------


EARNINGS PER COMMON SHARE AND
  COMMON EQUILAVENT SHARE                             $        Nil $      0.04
--------------------------------------------------------------------------------

Weighted Average Number of Common and
  Common Equivalent Shares Outstanding                   6,364,640   6,364,640
--------------------------------------------------------------------------------


See Accompanying Notes to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS
-------------------------------------------------------------------------------
Three Months Ended May 31,
                                                            1998        1997
-------------------------------------------------------------------------------

Revenues:
  Feed and other sales                                $  2,959,877 $ 2,414,806
  Feedlot services                                         457,456     613,178
  Other                                                      6,561      15,192
  Interest                                                  12,095       4,480
  Interest on note receivable related party                  4,500       3,750
-------------------------------------------------------------------------------
Total Revenues                                           3,440,489   3,051,406
-------------------------------------------------------------------------------


Costs and Expenses
  Cost of feed and other sales                           2,733,804   2,205,699
  Cost of feedlot services                                 439,777     547,756
  Selling, general and administrative                      170,619     165,544
  Interest                                                  16,004        (512)
  Interest on capital leases - related party                28,105      29,138
  Loss on sale of assets                                        --     178,452
-------------------------------------------------------------------------------
Total Costs and Expenses                                 3,388,309   3,126,077
-------------------------------------------------------------------------------

Earnings (Loss) before Income Taxes                         52,180     (74,671)

Income Taxes Expense (Benefit)                              11,524    (329,631)
-------------------------------------------------------------------------------

NET EARNINGS                                          $     40,656 $   254,960
-------------------------------------------------------------------------------


EARNINGS PER COMMON SHARE AND
  COMMON EQUIVALENT SHARE                             $       0.01 $      0.04
-------------------------------------------------------------------------------

Weighted Average Number of Common and
  Common Equivalent Shares Outstanding                  6,364,640   6,364,640
-------------------------------------------------------------------------------


See Accompanying Notes to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
Nine Months Ended May 31,                               1998        1997
--------------------------------------------------------------------------------

 Cash Flows from Operating Activities:
   Cash received from customers                        $  8,312,297 $ 9,085,358
   Cash paid to suppliers and employees                  (9,320,719) (8,808,882)
   Interest received                                         41,525      29,611
   Interest paid                                            (96,672)   (100,432)
   Tax refunds received                                      94,761          --
   Taxes paid                                                    --     (93,000)
--------------------------------------------------------------------------------
     Net Cash Provided (Utilized) by Operating
      Activities                                           (968,808)    112,655
--------------------------------------------------------------------------------

 Cash Flows From Investing Activities:
   Acquisition of property and equipment                     (1,933)    (13,864)
   Proceeds from sale of property and equipment                  --     645,893
   Acquisition of other investments                        (118,418)         --
   Loans to unrelated parties                               (65,000)         --
   Loans to related parties                                      --    (300,000)
   Collections on loans to related parties                  250,000          --
--------------------------------------------------------------------------------
    Net Cash Provided by Investing Activities                64,649     332,029
--------------------------------------------------------------------------------

 Cash Flows From Financing Activities:
   Proceeds from notes payable                            2,130,458   1,213,000
   Principal payments on:
     Short-term notes payable                            (1,656,434) (1,373,000)
     Capital lease obligations - related party              (20,899)    (38,365)
   Net increase (decrease) in short-term cattle financing   157,009    (275,637)
   Increase in bank overdraft                                 2,757      19,135
--------------------------------------------------------------------------------
     Net Cash Provided (Utilized) by Financing
      Activities                                            612,891    (454,867)
--------------------------------------------------------------------------------

Net Decrease in Cash                                       (291,268)    (10,183)

Cash, Beginning of Period                                   359,278      86,551
--------------------------------------------------------------------------------
Cash, End of Period                                    $     68,010 $    76,368
-------------------------------------------------------------------------------

Continued on next page.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------
Nine Months Ended May 31,                                  1998         1997
--------------------------------------------------------------------------------
RECONCILIATION OF NET EARNINGS TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:

 Net earnings                                          $     23,926 $   270,513
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Loss on sale of property and equipment                      --     178,452
     Depreciation and amortization expense                   61,567      79,838
     Decrease in deferred income taxes                           --    (238,000)
     Changes in assets and liabilities net of
      short-term cattle financing:
         (Increase) decrease in:
           Trade accounts receivable                       (394,692)     16,996
           Trade accounts receivable - related party         31,874      79,536
           Accounts receivable - related party              (71,573)     35,914
           Income taxes receivable                           94,761     (94,345)
           Inventories                                     (905,838)    (33,091)
           Prepaid expense                                    5,013         151
           Deposits and other                               (14,385)    (30,000)
     Increase (decrease) in:
           Trade accounts payable and accrued expenses      197,237     (48,571)
           Income taxes payable                               6,195     (86,579)
           Customer advance feed contracts                   (2,894)    157,104
           Customer advance feed contracts-related parties       --    (175,263)
-------------------------------------------------------------------------------
 Net Cash Provided (Utilized) by Operating
  Activities                                           $   (968,809)$   112,655
-------------------------------------------------------------------------------


See Accompaning Notes to Unaudited Consolidated Financial Statements.

Continued on next page

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Securities Available for Sale:
-------------------------------------------------------------------------------
                            Amortized    Estimated     Gross - Unrealized
                               Cost     Market Value    Gains     Losses
-------------------------------------------------------------------------------
August 31, 1997
Equity Securities            $20,100      $29,313     $ 9,213    $    --

November 30, 1997
Equity Securities            $20,100      $19,404     $    --    $   696

February 28, 1998
Equity Securities            $20,100      $18,969     $    --    $ 1,131

May 30, 1998
Equity Securities            $20,100      $16,382     $    --    $ 3,618
 ------------------------------------------------------------------------------

     In the Consolidated Statements of Cash Flow, the phrase "Short-term cattle financing" includes changes in feeder cattle inventory held for sale to customers, accounts receivable for feeder cattle sold to customers, account payable for feeder cattle held for sale to customers, and accounts payable to customers for slaughter cattle sold. The transactions from which these amounts are derived do not have a material reflection of the operations of the Company, and are thus only summarized.

     The consolidated balance sheets as of May 31, 1998 and August 31, 1997, the consolidated statements of earnings for the three months and nine months ended May 31, 1998 and 1997 and consolidated statements of cash flows for the nine months ended May 31, 1998 and 1997 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by the rules and regulations of the Securities and Exchange Commission.

     In preparation of the above-described financial statements, all adjustments of a normal and recurring nature have been made. The Company believes that the accompanying unaudited financial statements contain all adjustments necessary to present fairly the results of operations and cash flows for the periods presented. Further, management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the annual financial statements and the notes thereto. The operations for the nine months period ended May 31, 1998 are not necessarily indicative of the results to be expected for the year.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     A summary of the net earnings (loss) for the nine months of the fiscal year ended May 31, 1998, compared to the same periods the year before is as follows:
       ----------------------------------------------------------------
        Nine Months Ended May 31                               Increase
                               1998            1997           (Decrease)
        ----------------------------------------------------------------
        First quarter         $ 43,165       $ 31,524          $ 11,641
        Second quarter        $(59,895)      $(15,972)         $(43,923)
        Third quarter         $ 40,656       $254,960         ($214,304)
        Six month total       $ 23,926       $270,512         ($246,586)

     The most significant factor that affects operating results is the average head numbers of cattle per day ("average head days") in the Company's feedlot because feed is sold and feedlot services are rendered to the cattle owners. Sales of feed and feedlot services account for 95% or more of the Company's revenues. The average head days for the periods being compared were as follows:

        ----------------------------------------------------------------
        Nine Months Ended May 31                             Increase
                               1998            1997          (Decrease)
        ----------------------------------------------------------------
        First quarter         15,721          16,377           (656)
        Second quarter        16,131          15,616            515
        Third quarter         16,798          16,656            142
        Nine months combined  16,038          16,038             --

     Although there was no change in the average head numbers for the nine months ended May 31, 1998 compared to the previous year, the timing of the variations did have a minor impact on earnings as described below.

     Another factor that affected earnings for the nine months ended May 31, 1998 and 1997, and that did or will impact average head numbers and earnings later in the fiscal year, is the Company's "fall calf program". As a service to customers, the Company purchases for them calves weaned in the fall and places them with local farmer-feeders who feed and care for the calves until the following February through April when the cattle are transferred to the Company's feedlot. These fall calf programs are undertaken on essentially a break-even basis; that is, the amounts paid to the farmer-feeders are about the same as the amounts charged to the customers. The Company offers this service to improve replacements in February through April when cattle placements are usually low. The revenues are recorded as sales of feedlot services and the costs as the cost of feedlot services. Therefore, a high volume in the fall calf program can reduce the gross profit percentage on sales of feedlot services. For the period ended May 31, 1998, the Company had 3,074 head in its fall calf program as compared to 4,146 head the previous year. This resulted in a decrease in the sales and costs of the fall calf program for the nine months ended May 31, 1998 over the same period the previous year of about $510,000 and had a significant impact of the increase in the gross profit percentage from sales of feedlot services as noted below. Although a majority of the decrease in the fall calf program is associated with the decrease in the number of head on the program, some of the decrease can be attributed to the fact that the placements in the current year started later than in the period ended May 31, 1997, therefore less charges and payments have been made. This later start was created by the prevailing market prices and customer commitments.

     Other key factors that affect earnings are the gross profit percentages on feed and other sales, and on feedlot services. The following is a brief summary of gross profit and gross profit percentages on feed and other sales:
        ----------------------------------------------------------------------
        Nine Months Ended May 31                                     Increase
                                      1998            1997          (Decrease)
        ----------------------------------------------------------------------
        Feed and other sales       $7,417,840      $7,119,214       $  298,626
        Cost of feed and
         other sales                6,844,964       6,582,429          262,535
        ----------------------------------------------------------------------
              Gross profit         $  572,876      $  536,785       $   36,091

              Gross profit percentage    7.7%            7.5%             0.2%


     A variety of feed ingredients are combined in varying percentages and sold as various rations. The ingredients are separately marked up so the gross profit percentage on feed sales is affected by three variables:

          (1)  the type and quantity of individual rations sold

          (2)  management's discretionary pricing decisions

          (3) feed ingredients sold under customer advance feed contracts which are not subject to management's discretionary pricing decisions

     The $36,091 increase in gross profit from feed and other sales for the period ended May 31, 1998 from the same period the previous year is a result of changes in three variables described above. For the period ended May 31, 1998, more rations were sold which contained a higher percentage of ingredients that contribute higher gross margins to the gross profit due to their lower cost and/or markup. In an effort to maintain a competitive edge in the industry by keeping feeding costs down, as well as build goodwill with its customers, management lowered the markup on corn for a portion of the nine months ended May 31, 1997. As a result of a more stabilized market, this adjustment was not necessary during the period ended May 31, 1998. Management is not anticipating the continuance of this lower markup policy into the balance of the fiscal year. Management has implemented procedures by which certain feedlot services are expected to generate additional revenues. Included in the feed and other sales and costs of sales amounts for the period ended May 31, 1998 are sales of $854,708 and cost of sales of $903,746 for slaughter cattle that were owned and sold by the Company; there were no similar sales or costs of sales included the period ended May 31, 1997.

     Without the loss associated with the slaughter cattle sales, the gross profit for feed and other sales increases to $621,884 or 9.5%.

     The following is a brief summary of the gross profit and gross profit percentages on sales of feedlot services:
        ----------------------------------------------------------------------
        Nine Months Ended May 31,                                   Increase
                                      1998            1997          (Decrease)
        ----------------------------------------------------------------------
        Sales of feedlot services  $1,235,426      $1,730,534       $ (495,108)
        Cost of feedlot services    1,091,950       1,575,622         (483,672)
        ----------------------------------------------------------------------
        Gross profit               $  143,476      $  154,912       $  (11,436)

        Gross profit percentage         11.6%            9.0%             2.7%


     Sales of feedlot services consist primarily of yardage (pen rent) charged to the owners of the cattle on feed and grain processing charged for the processing of certain feed ingredients before they can be fed to the cattle. Yardage charges for the period ended May 31, 1998 increased $25,329 or 4.9% from the same period the prior year even though there was no change in the average head numbers due to procedural changes as described previously. Grain processing charges decreased $10,167 or 2.9% for the period ended May 31, 1998 due to the mix of ingredients as described above.

     As previously noted, the sales and cost of sales for the fall calf program are also included in the sales and cost of sales of feedlot services. If the fall calf program sales and costs are excluded, the gross profit percentage for the period ended May 31, 1998 is 16.3% compared to 18.0% for the same period the previous year.

     The cost of feedlot services consists largely of feedlot operating expenses. The total cost of feedlot services decreased $483,672 for the period ended May 31, 1998 compared to the same period the prior year. If the fall calf program costs are excluded, the feedlot operating expenses increased $27,282 for the period ended May 31, 1998 compared to the same period the prior year. Even though there was no change in the average head days, changes in the types of ingredients used in the rations has required additional equipment rental, equipment fuel and repair costs.

     Other revenues decreased $42,352. This decrease is primarily the result of sale of the Company's Thornton, Colorado property in May 1997. The property had been used for boarding horses, from which the Company received approximately $26,300 in rental fees for the period ended May 31, 1997. Due to corresponding reductions in management, sales and administrative costs, management does not expect the loss of revenue from the discontinued operations to have a negative effect on the Company's earnings. The balance of the increase is the result of increases and decreases in various secondary revenue producing activities.

     Interest income increased $2,716 or 14.8% for the period ended May 31, 1998 over the same period the prior year due to the Company's "carrying" or financing greater amounts of customer feeding charges.

     Selling, general, and administrative expenses increased $88,767 for the period ended May 31, 1998 over the same period the prior year. During the period ended May 31, 1998, the Company had entered into an agreement with a customer who had the potential of feeding a considerable amount of cattle at the Company's feedlot. This agreement called for the Company to participate in the profits and losses of the cattle fed by the customer at the Company's feedlot. Due to the depressed cattle market during the time the cattle included in this agreement were ready and were marketed the Company recorded, as its share of the losses in these cattle, an expense of $110,046. As a result of the discontinuation of the operations at the Thornton, Colorado property, as noted above, the Company realized a reduction of $43,600 in general and administrative costs that were directly associated with management and operation of the property. year. The balance of the increase in selling, general, and administrative expenses are various increases and decreases in several accounts.

     Interest expense increased $7,201 for the period ended May 31, 1998 over the same period the prior year. This is the result of increased borrowings that were necessary to fund the increased level of inventories as described below. The majority of the increases in inventories were funded by the cash received from the sale of the Thornton, Colorado property, as described previously.

     Income taxes are directly related to the net earnings before income taxes and certain assumptions that are made with the estimations. For the period ended May 31, 1998, income taxes increased $332,119 from the same period the prior year while pretax income increased $85,532. During the period ended May 31, 1997, the Company recorded a deferred income tax benefit of $238,000 and current benefit of $73,000 that were associated with the sale of the Thornton property.

Liquidity and Capital Resources

     For the nine months ended May 31, 1998, operating activities required $968,808 more than were internally-generated compared to a surplus $112,655 for the same period the previous year, an increase of $1,081,463. Cash received from customers for the period decreased $773,061 but cash paid to suppliers and employees increased $511,837, for a total cash decrease of $1,284,898. Interest received for the period increased $11,914, while interest paid decreased $3,760 for a total cash increase of $15,674. For the period ended May 31, 1997, net income tax payments totaled $93,000 compared to tax refunds and benefits of $94,761 received for the period ended May 31, 1998, a net cash increase of $1,761.

     For the nine months ended May 31, 1998 the net cash that was provided by investing operations was $64,649 compared the same period the previous year of $332,029, resulting in a net cash decrease of $267,380. For the period ended May 31, 1998, the Company acquired other investments for $118,418; during the same period the previous year the Company sold property and equipment for $645,893. During the period ended May 31, 1998, the Company collected $250,000 on a loan to a related party and made cattle related loans to an unrelated third party for $65,000; during the same period the previous year, the Company made a loan to a related party of $300,000.

     The net cash provided by financing activities was $612,891 for the nine months ended May 31, 1998, an increase in cash of $1,067,758 compared to the cash utilization of $454,867 for the same period the prior year. The change in net borrowings over repayments of notes resulted in a $314,024 increase in funds provided for the nine months ended May 31, 1998 compared to the same period the previous year. Net short-term cattle financing for the nine months ended May 31, 1998 provided $157,009 compared to the utilization of funds the same period the prior year of $275,637, an increase in funds provided of $432,646.

     The Company's working capital (current assets minus current liabilities) decreased by $130,789 for the nine months ended May 31, 1998 from $1,218,112 at August 31, 1997 to $1,087,323 at May 31, 1998.

     Total Current Assets increased from $1,738,295 at August 31, 1997 to $2,280,473 at May 31, 1998. Total Current Liabilities increased $672,966 from $520,183 at August 31, 1997 to $1,193,149 at May 31, 1998. Although there are increases and decreases in all components, the major change that is not attributable to being a point in time variance is the increase in inventories as described below. This increase is the primary cause for the decrease in cash and increase in notes payable.

     Inventories increased $764,280 due to an increase in the level of company owned feeder cattle being fed for slaughter. At May 31, 1998, this inventory totaled $996,579 compared to a $0 inventory at August 31, 1997. This increase is the result of management's decision to feed more Company owned cattle to reduce the amount of participating agreements, which are agreements the Company enters into with a customer in which the Company participates in the profits and losses of the customer's feeding program, and to lessen the impact of major customers.

     The Company has a revolving line of credit of $300,000 from a local branch of a credit services company that matures December 1, 1998 and bears interest at approximately 1.0% over the prime rate (actual rate of 9.00% at May 31, 1998). There was no outstanding balance at May 31, 1998 which meant that the Company could generate an additional $300,000 cash if needed under this line of credit. The note is secured by feed accounts receivable, feed inventories, and equipment. The Company also has a revolving line of credit of $850,000 from the same local branch of a credit services company for the purpose of owning and feeding cattle to slaughter.

     This line of credit also matures December 1, 1998 and bears interest at approximately 1.0% over the prime rate (actual rate of 9.00% at May 31, 1998). There was an outstanding balance at May 31,1998 of $424,000 which meant that the Company could generate an additional $426,000 cash if needed under this line of credit. The note is secured by specific cattle and cross collateralized with the revolving line of credit note above. The Company has another revolving line of credit of $2,000,000 from the same local branch of a credit services company for the purpose of financing qualified customers' cattle feeding programs. this line of credit also matures December 1, 1998 and bears interest at approximately 1.0% over the prime rate (actual rate of 9.00% at May 31, 1998). There was no outstanding balance at May 31, 1998. The Company did not have any requests from customers to provide this service which meant that the Company could not generate any additional cash under this line of credit. The note is secured by specific customers' cattle and cross collateralized with the revolving lines of credit noted above. Miller Feeders, Inc. (MFI) has a $300,000 revolving line of credit at the same local branch of a credit services company for the procurement of feeder cattle for resale to customers. The line of credit matures on December 1, 1998 and bears interest at approximately 1.0% over the prime rate (actual rate of 9.00% at May 31, 1998). There was an outstanding balance at May 31, 1998 of $50,024 which meant that MFI could borrow up to $249,976 to purchase feeder cattle for resale to customers. The line is secured by feeder cattle inventories and feeder cattle accounts receivable and is cross collateralized with the Company's lines of credit noted above.

     The Company has no material commitments for capital expenditures at May 31, 1998.

     Management   believes  it  has  adequate  financial  resources  to  conduct operations at present and reasonably anticipated levels.

     PART II OTHER INFORMATION

     Items 1 through 5 None.

     Item 6 (b) - Exhibits and Reports on Form 8-K

     On July 2, 1998 the Company filed a Form 8-K concerning the Agreement and Plan of Exchange (the "Agreement") with Miller Feed Lots, Inc. (MFL) dated June 22, 1998. The Agreement calls for the Company to issue up to 15,000,000 shares of its common stock to the shareholders of MFL and MFL will become a wholly owned subsidiary of the Company. The transaction is subject to stockholder approval. A copy of the Agreement was filed with the Form 8-K.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fuly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MILLER DIVERSIFIED CORPORATION
                                                     (Registrant)


Date:  July 22, 1998                         /s/  JAMES E. MILLER
                                             -----------------------------------
                                                  James E. Miller
                                                  President, Chief Executive
                                                  Officer,
                                                  Chief Financial Officer

Date:  July 22, 1998                         /s/  STEPHEN R. STORY
                                             -----------------------------------
                                                  Stephen R. Story
                                                  Secretary-Treasurer