Form 10KSB
period 1998-08-31
MILLER DIVERSIFIED CORP
filed 1998-12-14
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           ---------------------------

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         ------------------------------

                    For the fiscal year ended August 31, 1998

                          Commission File No. 01-19001

                         MILLER DIVERSIFIED CORPORATION
                         ------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Nevada                                                84-1070932
          ------                                                ----------
(State or other jurisdic-                                 (I.R.S. Employer Iden-
 tion of incorporation or                                  tification No.)
 organization)
                                Mailing Address:
                                  P. O. BOX 937
                            La Salle, Colorado 80645

                            23360 Weld County Road 35
                            La Salle, Colorado 80645
                            ------------------------
                     (Address of Principal Executive Office)

        Registrant's telephone number including area code: (970) 284-5556 Securities registered pursuant to Section 12(b) of the Act: None.
           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0001 Par Value
                         ------------------------------
                                 Title of Class

Indicate by checkmark whether the registrant (1) has filed all reports required to have been filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES  X    NO ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B if not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. X
                                      ---

Registrant's revenues for its most recent fiscal year were $11,184,161.

The aggregate market value of voting stock held by nonaffiliates of the Registrant was $556,906 based on the closing bid and ask prices as reported on the NASD Over-the-Counter Bulletin Board on November 20,1998.

There were 6,364,640 shares of common stock $.0001 par value outstanding as of August 31, 1998.

Documents incorporated by reference:  None.

                                     PART I

ITEM 1  DESCRIPTION OF BUSINESS
-------------------------------


General Development of Business.
--------------------------------

     Miller Diversified Corporation (the Company) is a publicly-held Nevada corporation that was formed in 1987 as the result of several transactions and mergers of predecessor companies. In 1987, the Company acquired the commercial cattle feeding business and some farms of Miller Feed Lots, Inc. (MFL), a related entity as described later herein. The farms were subsequently sold, but the Company's principal business is still commercial cattle feeding that is operated on a feedlot facility and with equipment leased or rented from MFL. The Company has a wholly-owned subsidiary, Miller Feeders, Inc. (MFI) which was acquired in 1987. MFI is a cattle brokerage company that earns commissions from the purchasing of feeder cattle and selling finished cattle for the Company's cattle feeding customers, and for brokering certain "outside" cattle purchases and sales. MFI has the required bond to enable it to receive and distribute the sales proceeds from the sale of feeding customers' cattle. During fiscal 1996 the Company sold two of its subsidiaries, La Salle Commodity and Cattle Services Co., a commercial commodity brokerage firm which had been acquired in 1990 and Miller Trading Co., a retail commodity brokerage firm which had been formed by the Company in January 1995. Also during fiscal 1996, the Company merged its subsidiary Genetic Engineering, Inc. GEI), which was acquired in 1992, into the Company. The Company sold the assets of the prior GEI in July 1997.

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

     In June 1998 the Company signed an Agreement and Plan of Exchange with Miller Feed Lots, Inc. ("MFL"). The Agreement calls for the Company to issue up to 15,000,000 shares of its common stock to the shareholders of MFL and MFL would become a wholly owned subsidiary of the Company. Upon consum mation of the Exchange, 14,763.78 shares of the Company's common stock would be issued in exchange for each share of the MFL common stock currently outstanding. In the aggregate, 15,000,000 shares of the Company's common stock would be issued in exchange for 1,016 shares of MFL common stock issued and outstanding. The exchange ratio of the common stock was based upon several factors, including the net asset value of MFL, its value as a going concern, the fair market value of

MFL assets as determined by appraisal and the market price of the Company's common stock. The Board of Directors of the Company and MFL mutually determined the exchange ratio, although both boards, for the most part, are made up of the same individuals. The transaction is subject to stockholder approval.

     The Company is headquartered near La Salle, Colorado at the site of its cattle feeding operations. La Salle is about 40 miles northeast of Denver, Colorado in the South Platte River Valley of Weld County.

Products and Services
---------------------

     The Company's principal business is custom cattle feeding, which is the selling of feed and services to customers who place their cattle in the Company's feedlot. Occasionally the Company feeds some cattle for its own account. Typically, customers are ranchers and experienced cattle feeders. Cattle feeding customers are charged for feed consumed by their cattle and a flat amount per head per day, referred to as "yardage", for the use of the feedlot facilities. Feed sales usually account for 80% to 90% of the Company's revenues. The Company and its subsidiary provide complete feedlot services which include assisting customers with outside financing, purchasing feeder cattle, making trucking arrangements, selling finished cattle, and assisting with hedging transactions. The Company, through its subsidiary, derives commissions and fees from buying and selling customers' cattle and, prior to the sale of LCCS and MTC, derived commissions and fees from executing hedging transactions.

     Most customers have their cattle delivered to the feedlot or authorize the Company to purchase feeder cattle for them. Feeder cattle are usually delivered at weights between 500 and 900 pounds. Lighter weight feeder cattle may be "backgrounded", that is, placed in smaller farmer/feeder operations until they reach the size that entry into the feedlot is deemed most beneficial. These local farmer/feeders typically have small sheltered facilities and feed a growing ration until the cattle reach the desired size to place them in the finishing feedlot.

     Once cattle enter the feedlot to be finished, they are usually fed from three to six months, depending upon a variety of factors. The customer and Company's management, often with the assistance of a nutritionist, plan custom rations for the cattle considering such variables as size, sex, breed, and age of the feeder cattle. Feed ingredients are purchased by the Company, stored on the premises, mixed into rations and sold to the customer. The Company marks up its cost of the feed for sale to customers. The customer is invoiced at least twice per month for feed and yardage, and payment is due upon receipt of the invoice except for ingredients the customer may have prepaid. The Company follows certain procedures in managing its operations which include among others: (a) physically identifying cattle as they are delivered by brand or ear tags so that all customers' cattle are distinguishable; (b) all cattle, feed, and funds of customers are strictly accounted for with specific identification utilizing sophisticated and specialized computerized methods; (c) billing procedures are fully automated and current so that customers are sent an itemized billing with a complete breakdown of costs for each lot of cattle they own; (d) weighing of all feed and cattle to be sold is done on sealed scales, certified by the Colorado Department of Agriculture; (e) environmental standards of the feedlot is maintained to exceed all government regulation; and (f) adhering to all laws and regulations pertaining to the cattle feeding industry. Cattle fed at the Company's feedlot are given growth promotents unless otherwise requested by the customer.

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

     Feeder cattle, finished cattle, and feed are moved by truck, and excellent trucking services are feeding business is somewhat seasonal because most calves from the Rocky Mountains and northern plains areas are weaned and ready to go to a feedlot in the fall. The cows are bred to calve in the spring and wean their calves in the fall. However, the Company can and does purchase feeder cattle from southern and west coast ranches at nearly any time of the year.

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

Raw Materials
-------------

     The Company's main raw materials are cattle feed consisting primarily of silage, hay, corn. wheat, protein supplement, and a variety of by-products that are seasonally available in the area. The Company purchases most of its feed from local farmers or brokers. Northern Colorado, which includes Weld County, is a major crop production area with a reputation for quality crops and consistent yields. Because most of the land is irrigated, local farmers do not have to depend exclusively on rainfall, and drought is not often a factor. Shortages of feed crops are rare in the United States, and especially in Weld County.

     While there have been significant price fluctuations for certain feed ingredients, especially corn, shortages have not developed. Although most feed comes from local sources, excellent truck and rail systems give the Company access to feed produced in Nebraska and Iowa.

Major Customers
---------------

     During the fiscal year ended August 31, 1998, the Company had two customers whose individual purchases accounted for more than 10% of the Company's consolidated revenues. Sales to those customers totaled $7,463,286 or 71% of total revenues.
                                       -4-

     During the fiscal year ended August 31, 1997, the Company had two customers that accounted for more than 10% of the Company's consolidated revenues. Sales to these customers totaled $7,946,381 or 70% of total revenues.

Competition
-----------

     Custom cattle feeding is a highly competitive business in which stability and quality services and facilities are more important than size. The Company's feedlot is well laid out and in good repair, and, therefore, "shows well" to customers. The Company's management has been engaged in cattle feeding at the site of the Company's feedlot for over 20 years and is known for stable, quality operations. The Company offers a full range of feedlot services, as described above, and seeks to be attentive to the inquiries and wishes of its customers. The Company has an active marketing program of calls, visits, mailings, and seminars directed at attracting and developing new customers. Some customers have been with the Company for many years because they have received good service. However, other custom feeders, some with greater resources, are also engaged in marketing programs which often are directed at the same customers the Company is seeking. The Company's strategy is to provide complete quality service, conduct feeding operations to optimize the customers' cattle weight gains at the lowest cost possible, and continuously seek new customers to maintain and increase its competitive position.

Government Regulations
----------------------

     The Company is subject, directly and indirectly, to various Federal and State governmental regulations in its operations. The US Food and Drug Administration is responsible for regulating the use of animal growth promotents and veterinary drugs, medicines, and vaccines. The US Department of Agriculture is responsible for regulating certain other aspects of the agriculture business in which the Company may be engaged. Specifically, the activities of Miller Feeders, Inc. are subject to the Packers and Stockyards Act of 1921, as amended, and regulated by the Packers and Stockyards Administration. The Environmental Protection Agency is responsible for minimizing the environmental impact of animal pollutants. The Company does not believe it incurs any expenses in addition to its normal operating costs to specifically meet the requirements of environmental laws. Since some of the Company's customers participate in commodity futures transactions, certain activities may come under the jurisdiction of the Chicago Mercantile Exchange on livestock transactions, the Chicago Board of Trade on grain transactions, and the Commodity Futures Trading Commission and National Futures Association which oversees compliance on futures transactions. In addition, the Company is or may be subject to other regulations such as changes in freight rates, increases or decreases in exports or imports, and animal health inspection and brand inspection.

Employees
---------

     The Company employs between 20 and 30 persons at any given time. As of November 15, 1998, the Company had 23 full and part-time employees.

ITEM 2  PROPERTIES
------------------

     On February 1, 1991, the Company executed a 25-year lease with a related company, Miller Feed Lots, Inc. (MFL) to lease its feedlot facilities (the Facilities). All of the common stock of MFL is owned by Norman M. Dean and James
E. Miller, who are officers and directors of the Company. Initially, the Facilities consisted of two feedlots with a total capacity of 35,000 head. However, effective August 1, 1992, the Company amended its lease with MFL to lease only one of the two feedlots that has a capacity of approximately 20,000 head of cattle. As a result of the amendment, the Company reduced its capital lease asset, net of accumulated amortization, and reduced its long-term capital lease obligation, to reflect the elimination of one of the feedlots. The Company will continue to lease one feedlot for the remainder of the 25-year term at the same monthly rent of 2 1/3(cent) per head per day, with a minimum of $10,750 and maximum of $13,300 per month. The Company has an option to purchase the feedlot it leases for $1,300,000. The lease requires that the Company pay for all property taxes, insurance, and maintenance on the Facilities being leased. In the opinion of management, the leased facilities are adequately covered by insurance.

     As mentioned above, GEI which became a wholly-owned subsidiary of the Company in August 1992, was merged into the Company in July 1996 and was operated as a division of the Company. This division included approximately 50 acres of land in Thornton, Colorado, just north of Denver (The Thornton property) This division also owned shares in an irrigation and reservoir company (the water shares) that provided water rights for the property. The property and water rights were sold in May 1997.

     The property taxes on the leased feedlot Facilities amounted to $3,349 for the year ended August 31, 1998, based on the mill levy of .079642

     The Company does not have any specific restrictions on the types of real estate it may own or the percentages of assets that may be invested in any one investment, nor on the incurrence of debt or lease obligations to acquire properties. However, management does not intend to invest in any commercial, residential, or other properties that would be rented to tenants to derive income from the property investment. Further, management does not intend to invest in any real estate mortgages or securities of entities primarily engaged in real estate activities. The Company has no plans for the major renovation, improvement, or development of its leased feedlot Facilities

ITEM 3  LEGAL PROCEEDINGS
-------------------------

     The Company was not involved in any litigation during the year ended August 31, 1998 and had no pending or known unasserted claims as of August 31, 1998

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     No matters were submitted to a vote of the stockholders in the fourth quarter of the fiscal year covered by this Annual Report.

                                     PART II

ITEM 5  MARKET FOR THE COMMON STOCK AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------

     The number of record holders of the Company's common stock as of August 31, 1998 was 1,462 according to information furnished by the Company's transfer agent.

     The following table sets forth the high and low bid quotations for the Company's common stock, as reported by the National Quotation Bureau, Inc. Accordingly, the stock quotations listed below are not necessarily indicative of future trading activity or price trends.

                 Quarter Ended             High Bid  Low Bid
                 -------------             --------  -------

         1998
         ----  November 30, 1997             $ .12     $ .09
               February 29, 1998             $ .10     $ .10
               May 31, 1998                  $ .11     $ .10
               August 31, 1998               $ .15     $ .11

         1997
         ----  November 30, 1996             $ .18     $ .09
               February 28, 1997             $ .20     $ .13
               May 31, 1997                  $ .15     $ .12
               August 31, 1997               $ .12     $ .11

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

ITEM  6  MANAGEMENT'S DISCUSSION  AND ANALYSIS  OF
--------------------------------------------------
         FINANCIAL CONDITION  AND RESULTS OF OPERATION
         ---------------------------------------------

Results of Operations for the Fiscal Year Ended August 31, 1998 as Compared to the Fiscal Year Ended August 31, 1997
--------------------------------------------------------------------------------

     The Company had a net loss of $54,357 for the fiscal year ended August 31, 1998 as compared to a net income of $179,241 for the prior fiscal year. For the period ended August 31, 1997, Company recorded a non-recurring loss on the sale of the Thornton property (formerly Genetic Engineering, Inc.), as described below, of $178,452.

     Key factors that affect revenues and profits from cattle feeding operations are average numbers of head per day in the feedlot (average head days) and gross profit percentages on feed and feedlot service sales. Average head days are important because the "cattle days" are the basis for feed sales and yardage charges. The average head days for the year ended August 31, 1998 were 15,720 as compared to 15,540 for the previous fiscal year, an increase of 180, or 1.2%.

     The following is a comparison of the gross profit and percentages on feed and other sales between the year ended August 31, 1998 and the previous year:

                                           Years Ended August 31
                                           ---------------------
                                             1997         1997        Increase
                                             ----         ----        --------
                                                                     (Decrease)
--------------------------------------------------------------------------------
           Feed and other sales           $ 8,211,839  $ 9,215,851  $(1,004,012)
           Cost of feed and other sales     7,372,392    8,483,551   (1,111,159)
                                          --------------------------------------
           Gross profit                   $   839,447  $   732,300  $   107,147

           Gross profit percentage              10.2%         8.0%         2.5%

     Feed sales volume decreased and the gross profit percentage increased for the year ended August 31, 1998. The 10.9% sales volume decrease is the result of several factors.

     1. The prices of the ingredients dropped during the year ended August 31, 1998 compared to price levels the prior year. This reduction is the result in several market factor, including low cattle prices and higher yields during harvest.

     2. The types of the rations fed during the current year contained less of the higher priced ingredients due to the Company's increasing use of lower priced by-products in its rations to maintain and enhance its competitiveness.

     3. During the previous fiscal year, the Company had undertaken certain pricing policies that had, in effect, transferred revenues for the feed sales category to feedlot services category, as noted below. This policy/procedure was discontinued for year ended August 31, 1998.

     The gross margin percentage increased due to management's decision during the previous fiscal year to lower the gross profit on certain ingredients and increase revenues in other areas with the intent of stabilizing gross revenues based on a per head per day basis, rather than relying totally on the gross margin of feed sales; this change resulted in a lower than targeted gross margin during the previous year.

     During the year ended August 31, 1998, the Company purchased and retained ownership in cattle that were fed to slaughter in the Company's feedlot. The Company had not retained ownership in a significant number of cattle in the past. Sales proceeds received during the year ended August 31, 1998 totaled $1,373,688, with a cost of sales of $1,477,479 for a loss for the year of $103,791. Additionally, the Company recorded a market price adjustment on the value of its cattle inventory, reducing the value by $140,416 from $1,241,290 to $1,100,874 as of the year ended August 31, 1998.

     A comparison of the gross profit and percentages on sales of feedlot services between the two fiscal years is as follows:

                                           Years Ended August 31
                                           ---------------------
                                            1998           1997        Decrease
--------------------------------------------------------------------------------
         Feedlot services sales         $ 1,524,310    $ 2,040,105   $ (515,795)
         Cost of feedlot services         1,386,796      1,844,037     (457,241)
                                        ----------------------------------------
         Gross profit                   $   137,514    $   196,068   $  (58,554)

         Gross profit percentage               9.0%           9.6%        (0.6%)

     Feedlot services revenues and costs both decreased for the year ended August 31, 1998 as compared to the prior year, as did the gross margin. The primary cause of the decrease in the gross margin percentage is a change in the ingredients fed, using less of the ingredients that generate grinding revenues and the discontinuance of the policy/procedure that transferred revenues from feed sales to feedlot services that had been in effect during a portion of the previous fiscal year. Revenue from the processing of grain decreased $39,856 due to the changes in the types of ingredients sold as described above. The sales and cost of sales of the fall calf program, as described below, decreased $454,000. partially the result of the decrease of 380 head in the fall calf program to 3,085 head for the year ended August 31, 1998 compared to about 3,465 the prior fiscal year. Most of the decrease in the sales and cost of sales of the fall program is attributable to a higher base rate during the year ended August 31, 1997. The reduction in the fall calf program is not expected to have any material effect on the Company's future cattle placements.

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

     Other revenues decreased $57,047 for the year ended August 31, 1998 as compared to the prior fiscal year. Approximately $29,000 of the decrease is the result of the sale of the Thornton property, which had generated some rental income. The effect of this loss of a source of revenue is negated by the reduction in expenses associated with the Thornton property as noted below. Commissions earned by the Company's subsidiary, Miller Feeders, Inc. decreased approximately $15,500 from $31,068 for the year ended August 31, 1997 to $15,587 during the current year. The major cause this decrease is the reduction of cattle buying and selling activities for customers not in the feedlot. This effect of this loss of revenue is lessened by reduced commission expenses to the outside salesman. Management also believed that some of the outside activities presented more risk than were warranted by the income potential. Interest income increased $3,758 for the year ended August 31, 1998, as compared to the prior fiscal year primarily as a result of a increase in customer accounts receivable financing, in which the Company "carries" certain customers' feedlot charges until the cattle are marketed. Interest expense increased $19,417 for the year ended August 31, 1998, as compared to the prior fiscal year as a result of the additional funds borrowed to purchase cattle that are fed for the Company's account. Interest revenue from a related party increased $6,000 as a result of an additional loan to the related part during the year ended August 31, 1997. Interest expense for capital leases party decreased $1,133 for the year ended August 31, 1998 as compared to the prior fiscal year as the result of decreasing balances on the equipment and facilities capital leases from the related party.

     Sales, general, and administrative expenses increased $68,759 for the fiscal year ended August 31, 1998 as compared to the prior fiscal year. General and administrative expenses associated with the Thornton property, which was sold during the previous fiscal year, decreased approximately $43,500. The balance of the decrease is the result of increases and decreases in numerous expenses. The following are the most significant increases and decreases for the fiscal year ended August 31, 1998 as compared to the prior fiscal year:

                Description                                     Increase
                -----------                                     --------
            1.  Customer death loss adjustments                 $ 17,300
            2.  Legal and accounting fees                         29,700
            3.  Customer feeding incentives                       39,800
            4.  Participation losses                              56,800

     In May 1997, the Company sold the Thornton property and water rights to an unrelated third party for $735,000, which resulted in a loss of $178,452. The land had been held for resale since it was acquired with the merger of Genetic Engineering, Inc. in 1992. Subsequent to the acquisition, the Company had had several contracts and tender offers, none of which were fulfilled due to various zoning and administrative constraints placed on the possible sales by the City of Thornton. The Company had taken an interim write down on the value of the land in 1994. With considerations to previous purchase offers, negative cash flow of the operations, deteriorating condition of the property, and the uncertainties dealing with the City of Thornton, management chose to accept the offer in the best interests of the Company. The Company has received substantial income tax benefits from the current loss as well as the previous write down of the value by the Company and a devaluation made by Genetic Engineering, Inc. prior to the merger.

     Management does not believe there are any potential lawsuits that will have a negative effect upon earnings for the year ending August 31, 1998. There were no lawsuits pending for the year ended August 31, 1998.

     Management expects the level of average head day numbers to remain fairly stable in the foreseeable future, with additional placements by related parties and existing, new customers and Company owned cattle. The Company is continuing its efforts to solicit new customers to reduce the effect of major customer and Company-owned cattle. Although fed cattle prices are still relatively low compared to prior periods, the cost of feeder cattle has declined to a level more in line with projected fed cattle prices.

Liquidity and Capital Resources
-------------------------------

     For the year ended August 31, 1998, cash utilized by operating activities was $1,523,720 as compared to funds generated of $333,946 the prior year, a decrease of $1,857,666. This decrease is due to a decrease in the cash received from customers of $727,6643 and an increase in the cash paid to suppliers and employees of $1,329,858, a decrease of $2,136 in interest paid, an increase of 9,938 in interest received, an increase in income taxes refunded of $94,761 and a decrease in income taxes paid of $93,000.

     For the year ended August 31, 1998, there was cash provided by investing activities of $22,995 compared to cash provided the prior fiscal year of $310,095, a decrease of $287,100. During the year ended August 31, 1998, the Company made collections of $250,000 on loans to a related party in comparison to making a loan to a related party of $300,000 the prior year. During the year ended August 31, 1998, the Company utilized funds totaling $186,366 to acquired investments; during the previous year. During the year ended August 31, 1997, the Company invested $30,000 in marketable securities and received proceeds of $13,675 for the partial sale of the same securities. The Company generated $645,893 by selling the Thornton property and water rights during the year ended August 31, 1997. During the year ended August 31, 1998, the Company acquired $21,167 more in equipment than it had in the previous year.

     For the fiscal year ended August 31, 1998, cash provided by financing activities was $1,205,103 as compared to cash utilized the prior year of $371,314 an increase of $1,576,417. There was an increase borrowings net of repayments of $1,161,327 for the year ended August 31, 1998 as compared to the prior year. The Company reduced its principal payments on the capital lease obligations to a related party during the year ended August 31, 1998. Cash was generated by the increase in the cash overdraft of $16,710 for the year ended August 31, 1997 compared to cash neither utilized nor generated through cash overdrafts for the year ended August 31, 1998.

     Working capital (current assets minus current liabilities) was $909,156 at August 31, 1998 compared to $1,218,112 a year earlier, a decrease of $308,956. This change is due to the offsets of a number of increases and decreases in current assets and liabilities.

     The $339,688 increase in trade accounts receivable from August 31, 1997 to August 31, 1998 is primarily the result of decreases in feed accounts receivable and other miscellaneous accounts receivable. Feed accounts receivable were

$271,820 greater at August 31, 1998 than a year earlier as a result of increases in accounts the Company "carried" or financed. There were no feeder cattle accounts receivable at August 31, 1998 which was $15,450 less than at August 31, 1997. Accrued interest receivable increased $13,800 for the year ended August 31, 1998 as a result of the increases in the accounts the Company "carries" or finances. The decrease in trade accounts receivable from related parties from August 31, 1997 to August 31, 1998 is the result of decreased sales to the related parties for the current year. Accounts receivable-related parties (from MFL and its wholly owned subsidiaries) was $194,240 greater at August 31, 1998 than at August 31, 1997. This increase is mainly due to there being more funds advanced to MFL than its charges to MDC for rents and freight, net of interest charges and loan payments by MDC. Due to the periodic charges and settlements between the companies, this balance varies from time to time.

     For the year ended August 31, 1997, the Company had total income tax refund receivables of $94,761, whereas the Company had neither income taxes payable nor refunds receivable for the period ended August 31, 1998. The primary reason for the change is the carry-back of the loss associated with the sale of the Thornton land as previously discussed.

     Inventories were $855,108 greater August 31, 1998 than at August 31, 1997. The inventory of feeder cattle temporarily held for resale at August 31, 1997 was $215,546 compared to no feeder cattle inventory at August 31, 1998. The Company owned cattle on feed valued at $1,100,874 for the year ended August 31, 1998, but did not owned any cattle on feed as of August 31, 1997. Feed ingredients decreased $15,200 from August 31, 1997 to August 31, 1998. Specific ingredient levels will vary on a daily basis depending on availability, season and deliveries.

     Notes payable increased $1,001,327 from a zero balance at August 31, 1997 to $1,001,327 at August 31, 1998. This was the result of the increase in the owned cattle on feed inventory and the increase in accounts receivable, as detailed above. Trade accounts payable increased $22,162 from $418,686 at August 31, 1997 to $440,848 at August 31, 1998. This increase is the result of timing differences in delivery and payments for various expense items.

     The Company has a revolving line of credit of $300,000 from a local branch of a credit services company that matures December 1, 1998 and bears interest at approximately 1.0% over the prime rate (actual rate of 9.00% at August 31,
1998). There was an outstanding balance at August 31, 1998 of 295,045, which meant that the Company could generate an additional $4,955 cash if needed under this line of credit. The note is secured by feed accounts receivable, feed inventories, and equipment. The Company also has a revolving line of credit of $850,000 from the same local branch of a credit services company for the purpose of owning and feeding cattle to slaughter. This line of credit. This line of credit also matures December 1, 1998 and bears interest at approximately 1.0% over the prime rate (actual rate of 9.00% at August 31, 1998). There was an outstanding balance at August 31, 1998 of $706,258 which meant that the Company could generate an additional $143,742 cash if needed under this line of credit. The note is secured by specific cattle and cross collateralized with the revolving line of credit note above. The Company has another revolving line of credit of $2,000,000 from the same local branch of a credit services company for the purpose of financing qualified customers' cattle feeding programs. This line of credit also matures December 1, 1998 and bears interest at approximately 1.0% over the prime rate (actual rate of 9.00% at August 31, 1998). There was no outstanding balance at August 31, 1998. The Company did not have any requests from customers to provide this service which meant that the Company could not generate any additional cash under this line of credit. The note is secured by specific customers' cattle and cross collateralized with the revolving lines of credit noted above. Miller Feeders, Inc. (MFI) has a $300,000 revolving line of credit at the same local branch of a credit services company for the procurement of feeder cattle for resale to customers. The line of credit matures on December 1, 1998 and bears interest at approximately 1.0% over the prime rate (actual rate of 9.00% at August 31, 1998). There was an outstanding balance at May 31, 1998 of $24 which meant that MFI could borrow up to $299,976 to purchase feeder cattle for resale to customers. The line is secured by feeder cattle inventories and feeder cattle accounts receivable and is cross collateralized with the Company's lines of credit noted above.

     The Company had no material commitments for capital expenditures at August 31, 1998.

     Management   believes  it  has  adequate  financial  resources  to  conduct operations at present and reasonably anticipated future levels.

Year 2000 Compliance
--------------------

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is concerned with whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 problem is pervasive and complex as virtually every company's computer operations will be affected in some way. The Company's computer programs which process it's operational and financial transactions, were designed and developed without considering the impact of the upcoming change in century. Nevertheless, as a result of the company's on going analysis of it's computer programs and operations, it has reached the conclusion that "Year 2000" programs will not seriously impact or have a material adverse effect on the Company's expenses, business or its operations.

     It is possible, however, that "Year 2000" problems incurred by the customers or suppliers of the Company could have a negative impact on future operations and financial performance of the Company, although the Company has not been able to specifically identify any such problems among its suppliers. The Company believes that it will not be dependent upon any single supplier for its equipment, or cattle and feed inventories in the Year 2000, and therefore has made the determination not to contact its primary suppliers to determine if they are developing plans to address processing transactions which may impact the Company in the year 2000. However, there can be no assurance that Year 2000 problems will not occur with respect to the Company's computer systems. Furthermore, the Year 2000 problem may impact other entities with which the Company transacts business and the Company cannot predict the effect on the Company. The Company is developing a contingency plan to operate in the event that any non-compliant customer or supplier systems that materially impact the Company are not remedied by January 1, 2000. Due to the specialized nature of some of the Company's computer programs and equipment, all potential problems and their contingencies, may not be identified in a manner timely enough to take preventative and/or corrective actions. Therefore, the Company concedes that the Year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operation.



ITEM 7  FINANCIAL STATEMENTS
----------------------------

     The Audited Consolidated Financial Statements follow on pages F-1 through F-19. Item 8 follows the Audited Consolidated Financial Statements on Page 15.

ANDERSON & WHITNEY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS ADVISORS

1001 Ninth Avenue
Greeley, Colorado   80631-4046

(970) 352-7990      FAX (970) 352-1855


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


Board of Directors
Miller Diversified Corporation
La Salle, Colorado

     We have audited the accompanying consolidated balance sheets of Miller Diversified Corporation and subsidiary as of August 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miller Diversified Corporation and subsidiary as of August 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                   Anderson & Whitney, P.C.


November 6, 1998

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------
August 31                                            1998                1997
-----------------------------------------------------------------------------

ASSETS
------
Current Assets:
  Cash                                        $    63,656          $  359,278
  Trade accounts receivable                       823,576             483,888
  Trade accounts receivable - related parties          --              55,685
  Accounts receivable - related parties           203,137               8,897
  Income taxes receivable                              --              94,761
  Inventories                                   1,321,467             466,449
  Prepaid expenses                                 13,542              19,337
  Current portion of notes receivable -
     related party                                     --             250,000
-----------------------------------------------------------------------------
    Total Current Assets                        2,425,378           1,738,295
-----------------------------------------------------------------------------
Property and Equipment:
  Feedlot facility under capital lease -
    related party                               1,497,840           1,497,840
  Equipment                                        77,453              77,453
  Equipment under capital leases -
    related party                                  30,649              64,092
  Leasehold improvements                          131,043              90,403
                                                -----------------------------
                                                1,736,985           1,729,788
  Less:  Accumulated depreciation
         and amortization                         581,331             525,320
-----------------------------------------------------------------------------
    Total Property and Equipment                1,155,654           1,204,468
-----------------------------------------------------------------------------
Other Assets:
  Securities available for sale                    10,347              29,313
  Other investments                               186,366                  --
  Notes receivable - related party                300,000             300,000
  Deferred income taxes                           233,142             176,962
  Deposits and other                               30,885               1,500
-----------------------------------------------------------------------------
    Total Other Assets                            760,740             507,775
-----------------------------------------------------------------------------
TOTAL ASSETS                                  $ 4,341,772          $3,450,538
=============================================================================


Continued on next page

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

----------------------------------------------------------------------------
August 31                                            1998               1997
----------------------------------------------------------------------------

LIABILITIES
-----------
Current Liabilities:
  Notes payable                               $ 1,001,327        $        --
  Trade accounts payable                          440,848            418,686
  Accrued expenses                                 32,046             17,061
  Customer advance feed contracts                  14,907             14,907
  Customer advance feed contracts -
    related parties                                    --             40,892
  Current portion of capital lease obligations -
      related party                                27,094             28,637
----------------------------------------------------------------------------
    Total Current Liabilities                   1,516,222            520,183

Capital Lease Obligations - related party         984,432          1,015,914
----------------------------------------------------------------------------

  Total Liabilities                             2,500,654          1,536,097

Commitments
----------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
--------------------
Preferred Stock                                        --                 --
Common Stock, par value $.0001 per share;
 25,000,000 shares authorized; 6,364,640
 shares issued and outstanding                        636                636
Additional Paid-in Capital                      1,351,693          1,351,693
Unrealized Gain (Loss) on Securities
 available for sale                                (9,753)             9,213
Retained Earnings                                 498,542            552,899
----------------------------------------------------------------------------
    Total Stockholders' Equity                  1,841,118          1,914,441
----------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 4,341,772        $ 3,450,538
============================================================================


See Accompanying Notes to Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

----------------------------------------------------------------------------
Years Ended August 31                                1998               1997
----------------------------------------------------------------------------
Revenue:
  Feed and related sales                      $ 8,211,839        $ 9,215,851
  Fed cattle sales                              1,373,688                 --
  Feedlot services                              1,524,310          2,040,105
  Other                                            23,005             80,052
  Interest income                                  27,319             23,561
  Interest income - related party                  24,000             18,000
----------------------------------------------------------------------------
    Total Revenue                              11,184,161         11,377,569
----------------------------------------------------------------------------

Costs and Expenses:
  Cost of:
     Feed and related sales                     7,372,392          8,483,551
     Fed cattle sales                           1,477,479                 --
     Cost of feedlot services                   1,386,796          1,844,037
  Selling, general, and administrative            773,055            704,296
  Loss on sale of land and water rights                --            178 452
  Loss on write down of inventory                 140,416                 --
  Interest                                         31,563             12,146
  Interest on capital leases - related party      112,997            117,130
----------------------------------------------------------------------------
    Total Costs and Expenses                   11,294,698         11,839,375
----------------------------------------------------------------------------

Income (Loss) Before Income Taxes                (110,537)            37,957

Income Tax Benefit                                (56,180)          (141,284)
----------------------------------------------------------------------------

NET INCOME (LOSS)                             $   (54,357)       $   179,241
============================================================================

INCOME (LOSS) PER COMMON SHARE                $      (.01)       $       .03
----------------------------------------------------------------------------


Weighted Average Number of Common
   Shares Outstanding                         6,364,640            6,364,640


See Accompanying Notes to Consolidated Financial Statements.



MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                   Additional     Unrealized      Retained
  Years Ended August 31,                  Common Stock               Paid-In      Gain (loss)     Earnings
  1997 and 1998                      Shares          Amount          Capital      Securities      (Deficit)        Total
---------------------------------------------------------------------------------------------------------------------------

Balance, September 1, 1996          6,364,640      $      636      $1,351,693     $     --        $  373,658     $1,725,987

Unrealized gain on securities
  available for sale                                                                   9,213                          9,213
Net income for the year ended
  August 31, 1997                                                                                    179,241        179,241
---------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 1997            6,364,640      $      636      $1,351,693     $    9,213      $  552,899     $1,914,441


Unrealized loss on securities
  available for sale                                                                 (18,966)                       (18,966)
Net loss for the year ended
  August 31, 1998                                                                                    (54,357)       (54,357)
---------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 1998            6,364,640      $      636      $1,351,693     $   (9,753)     $  498,542     $1,841,118
===========================================================================================================================




See Accompanying Notes to Consolidated Financial Statements.


                                       F-5




MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------
Years Ended August 31                                1998               1997
----------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Cash received from customers                $10,798,777        $11,526,420
  Cash paid to suppliers and employees        (12,339,803)       (11,009,945)
  Interest received                                51,319             41,381
  Interest paid                                  (128,774)          (130,910)
  Income taxes refunded                            94,761                 --
  Income taxes paid                                    --            (93,000)
----------------------------------------------------------------------------
    Net Cash Provided (Utilized) by
      Operating Activities                     (1,523,720)           333,946
----------------------------------------------------------------------------
Cash Flows from Investing Activities:
  Acquisition of property and equipment           (40,640)           (19,473)
  Loan to related party                                --           (300,000)
  Collections on loans to related party           250,000                 --
  Purchase of security                                 --            (30,000)
  Acquisition of other investments               (186,365)                --
  Proceeds from:
     Sale of land and water rights                     --            645,893
     Sale security                                     --             13,675
----------------------------------------------------------------------------
   Net Cash Provided by Investing Activities       22,995            310,095
----------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Proceeds from notes payable                   3,050,699          1,213,000
  Principal payments on notes payable          (2,049,372)        (1,373,000)
  Principal payments on capital lease obligations
    - related party                               (27,222)           (47,880)
  Net increase (decrease) in short-term feeder
    cattle financing                              230,997           (146,724)
  Decrease in cash overdraft                           --            (16,710)
----------------------------------------------------------------------------
   Net Cash Provided (Utilized) by
     Financing Activities                       1,205,103           (371,314)
----------------------------------------------------------------------------
Net Increase in Cash                             (295,622)           272,727
Cash, Beginning of Year                           359,278             86,551
----------------------------------------------------------------------------
Cash, End of Year                             $    63,656        $   359,278
============================================================================

Continued on next page.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

-----------------------------------------------------------------------------
Years Ended August 31                                 1998              1997
-----------------------------------------------------------------------------

Reconciliation of Net Income (Loss) to Net
  Cash Provided by Operating Activities:
  Net income (loss)                           $    (54,357)      $   179,241
  Adjustments:
    Loss on sale of land and water rights               --           178,452
    Gain on sale of security                            --            (3,775)
    Depreciation and amortization                   83,648           104,170
    Increase in deferred income taxes              (56,180)          (52,944)
    Reduction of inventory to market value         140,416                --
    Changes in assets and liabilities net of
       short-term feeder cattle financing:
      (Increase) decrease in:
        Trade accounts receivable                 (331,328)          243,561
        Trade accounts receivable - related party   31,874           (87,817)
        Accounts receivable - related party       (194,240)           72,205
        Income taxes receivable                     94,761           (94,761)
        Inventories                             (1,210,980)          (53,875)
        Prepaid expenses                             5,796             2,387
        Deposits and other                         (29,385)               --
      Increase (decrease) in:
        Trade accounts payable and accrued
          expenses                                  37,147          (104,582)
        Accrued income taxes payable                    --           (86,579)
        Customer advance feed contracts                 --            40,892
        Customer advance feed contracts
          - related parties                        (40,892)         (175,263)
----------------------------------------------------------------------------
        Net Cash Provided (Utilized) by
          Operating Activities                $ (1,508,720)      $   333,946
============================================================================


See Accompanying Notes to Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------

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

         -----------------------------------------------------------------------
         Principles of Consolidation:
               The consolidated financial statements include Miller Diversified Corporation and its wholly-owned subsidiary, Miller Feeders, Inc. (commission agent buying feeder cattle and selling fed cattle for the Company's feeding customers and others

               All material intercompany profits, transactions, and balances have been eliminated.

         -----------------------------------------------------------------------
         Trade Accounts Receivable:
               No allowance for doubtful accounts receivable has been recorded based on the history of the Company and its ability to place an Agister's Lien on customers' cattle in the feedlot. An Agister's Lien is a lien that a party can place on cattle in its possession that enables it to collect for feed and care provided to the cattle, ahead of other claimants, from the proceeds of selling the cattle. The lien also enables the party in possession to sell the cattle to the highest bidder in order to be paid for its feed and services.

         -----------------------------------------------------------------------
         Concentration of Credit Risk:
               At August 31, 1998 and 1997, the Company had trade accounts receivable from three unrelated customers and two unrelated customers, totaling $670,866 and $366,373, respectively. Each of these customer's balances at year end exceeded 10% of the Company's total trade accounts receivable.

         -----------------------------------------------------------------------

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

------------------------------------------------------

Note 1 - Summary of Significant Accounting Policies: - Continued

         Inventories:
               Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method for feed and grain inventories while the first in, first out (FIFO) and
               specific   identification   methods   are  used  for  all   other
               inventories.

         -----------------------------------------------------------------------
         Property and Equipment:
               Property and equipment are recorded at acquisition cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

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

         -----------------------------------------------------------------------
         Securities Available for Sale:
               Available for sale securities consist of equity securities not classified as trading securities nor as held for maturity securities. Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of stockholders' equity until realized. Gains and losses on the sale of securities available for sale are determined using the specific-identification method.

         -----------------------------------------------------------------------
         Water Rights:
               The Company owned 3.2 shares of The Farmers Reservoir and Irrigation Company (FRICO) entitling it to a pro rata share of the water provided by FRICO's irrigation system. The water rights were sold in May 1997.

         -----------------------------------------------------------------------

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

------------------------------------------------------

Note 1 - Summary of Significant Accounting Policies: - Continued

         Feed Sales:
               Revenue is recognized on feed sales when the feed is delivered to pens of customers' cattle for consumption.

         -----------------------------------------------------------------------
         Cattle Brokerage:
               Miller Feeders, Inc. accumulates cattle which meet the specifications of the Company's cattle feeding customers until a complete lot is formed and ready for a feeding program. Feeder cattle temporarily retained for brokerage are stated at specifically identified cost.

               The Company  recognizes  commissions  earned at the time a lot of
               feeder  cattle  is  transferred  to  a  customer.   In  addition,
               commissions are earned as customers' fed cattle are marketed.

               For cash flow purposes, the Company reports the changes in the following accounts under the category of Short-term Cattle Financing. The Company procures cattle for feedlot customers as a service although the majority of the feedlot's customers' fed cattle are either purchased directly by the customer or produced (raised) by the customer. The balances represented by the following accounts are generally very short term - usually under 10 days.

               -----------------------------------------------------------------
               August 31                        1998        1997        Change
               -----------------------------------------------------------------
               Inventory-procurement cattle $ -- $ 215,547 $(215,547) Accounts receivable
                -procurement                       --        15,450     (15,450)
                ----------------------------------------------------------------
                                              $    --    $  230,997   $(230,997)
         -----------------------------------------------------------------------
         Income Taxes:
               Deferred tax liabilities or assets, net of any applicable valuation allowance for deferred tax assets, are recognized for the estimated future tax effects attributable to temporary differences and carryforwards. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the asset and liability to which they relate Deferred tax liabilities and assets not related to an asset or liability for financial reporting, including deferred tax assets related to carryforwards, are classified as current or noncurrent

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

------------------------------------------------------

Note 1 - Summary of Significant Accounting Policies: - Continued
         Income Taxes - Continued:
               according  to  the  expected   reversal  date  of  the  temporary
               difference. The Company and its subsidiary file consolidated corporate income tax returns.

         -----------------------------------------------------------------------
         Income per Common Share:
               Income per common share is computed by using the weighted average number of common shares outstanding during the period presented. Fully diluted earnings per share amounts are not presented for 1998 or 1997 as no stock options, warrants, or preferred stock were outstanding.

         -----------------------------------------------------------------------
         Cash Equivalents:
               The Company considers all highly-liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         -----------------------------------------------------------------------
         Use of Estimates:
               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimate and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

--------------------------------------------------------------------------------
Note 2 - Securities Available for Sale:
               -----------------------------------------------------------------
                                      Amortized  Estimated    Gross Unrealized
               August  31, 1998          Cost   Market Value   Gains   Losses
               -----------------------------------------------------------------
               Equity  Securities      $ 20,100   $  10,347    $  --   $ 9,753
               -----------------------------------------------------------------

               -----------------------------------------------------------------
                                      Amortized  Estimated    Gross Unrealized
               August  31, 1997          Cost   Market Value   Gains   Losses
               -----------------------------------------------------------------
               Equity  Securities      $ 20,100   $  29,313    $ 9,213 $  --
               -----------------------------------------------------------------

               The equity securities were restricted from sale until April 1998
--------------------------------------------------------------------------------

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Note 3 - Inventories:
               -----------------------------------------------------------------
               Year Ending August 31                                Total
               -----------------------------------------------------------------
               Feed  and  grain                       $   204,889  $   220,107
               Feeder cattle for resale (Procurement)          --      215,546
               Veterinary supplies and other               15,704       30,796
               Cattle on feed to finish (Fed Cattle)    1,100,874           --
                                                      --------------------------
                                                      $ 1,321,467  $   446,449

--------------------------------------------------------------------------------
Note 4 - Capital Leases:
               The Company leases its feedlot facilities and certain equipment from a related party under capital leases expiring in various years through 2016. Monthly lease payments on the feedlot facilities are two and one-third cents (2 1/3(cent)) per head per day for cattle actually in the feedlot, subject to a minimum of $10,750 and maximum of $13,300. The Company is responsible for all maintenance, insurance, utilities, and taxes on the property, and has an option to purchase the feedlot facility for $1,300,000. The following is an analysis of the leased property:

               -----------------------------------------------------------------
               Year Ending August 31                                Total      .
               -----------------------------------------------------------------
               Feedlot facilities under capital lease $ 1,497,840  $ 1,497,840
               Less: Accumulated amortization             454,345      394,431

               -----------------------------------------------------------------
               Net feedlot facilities under
                capital lease                         $ 1,043,495  $ 1,103,409

               Equipment under capital leases              30,649       64,092
               Less: Accumulated amortization              19,922       39,891

               -----------------------------------------------------------------
               Net equipment under capital leases          10,727       24,201

                                                      $ 1,054,222  $ 1,127,610

               -----------------------------------------------------------------

               Future minimum lease payments under the capital leases at August 31, 1998 for each of the next five years and in the aggregate are as follows:

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Note 4 - Capital Leases - Continued:
               -----------------------------------------------------------------
               Year Ending August 31                                Total
               -----------------------------------------------------------------
                    1999                                            137,023
                    2000                                            135,305
                    2001                                            129,000
                    2002                                            129,000
                    2003                                            129,000
                    Later years                                   1,601,750
               ------------------------------------------------------------
               Total minimum lease payments                       2,261,078
                    Less:  Amount representing interest           1,249,552
                    -------------------------------------------------------
               Present value of net minimum lease payments        1,011,526
                    Less: Current portion                            27,094
                    -------------------------------------------------------
                                                                $   984,432
               ------------------------------------------------------------

--------------------------------------------------------------------------------
Note 5 - Notes Receivable - Related Party:
               -----------------------------------------------------------------
               Year Ending August 31                                Total
               -----------------------------------------------------------------

               Note receivable from Miller Feed Lots,
               Inc., interest payable monthly at  6%,
               $250,000 principal  due in  May, 1998,
               $300,000  of  principle  due May 2002,
               without collateral, and subordinated to
               MFL   mortgagor                          $  300,000  $  550,000

               Less: Current portion                            --     250,000
               ---------------------------------------------------------------
                                                        $  300,000  $  300,000
               ---------------------------------------------------------------

--------------------------------------------------------------------------------
               Note 6 - Notes Payable:
               -----------------------------------------------------------------
               Years Ended August 31                         1998        1997
               -----------------------------------------------------------------
               Revolving lines of credit (summarized below) with Farm Credit Services matur-ing in December 1998, interest payable quarterly at a variable interest rate
               (9% at August 31, 1998), collateralized by inventories, and accounts receivable, guaranteed by two officers/directors and
               Miller Feed Lots, Inc., a related party.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

------------------------------------------------------

               Note 6 - Notes Payable - Continued
               -----------------------------------------------------------------
               Years Ended August 31                      1998        1997
               -----------------------------------------------------------------
                 $  300,000   Operating                $  295,045  $       --
                 $  850,000   Cattle feeding              706,258          --
                 $2,000,000   Customer financing               --          --
                 $  300,000   Cattle procurement               24          --

               Revolving lines of credit totaling
               $500,000 with a bank maturing in Decem-
               ber,1997,  interest  payable  quarterly at
               1.5% over the Wall Street  Journal  prime
               rate  (actual rate of 10% at August 31,
               1997) collateralized by inventories,
               accounts receivable, and equipment              --          --
               --------------------------------------------------------------
                                                       $1,001,327  $       --
               --------------------------------------------------------------

               At August 31, 1998 and 1997, the Company had an outstanding letter of credit amounting to $125,000 for a bond with an insurance company.

--------------------------------------------------------------------------------
Note 7 - Operating Leases:
               The Company leases office space, certain equipment, and other items under various month-to-month operating lease agreements.

               Total rental expense was $147,709 and $112,122 for the years ended August 31, 1998 and 1997, respectively, of which $123,618 and $90,276, respectively, was paid to related parties.

--------------------------------------------------------------------------------
Note 8 - Income Taxes:
               -----------------------------------------------------------------
               Years Ended August 31                      1998          1997
               -----------------------------------------------------------------
               Current income taxes                   $        --   $  (88,340)
               Deferred income taxes                      (56,180)     (52,944)

               -----------------------------------------------------------------
               Income Tax Benefit                     $   (56,180)  $ (141,284)

               Significant components and the related tax effect of temporary differences and carryforwards are as follows:

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

------------------------------------------------------

Note 8 - Income Taxes - Continued:
               -----------------------------------------------------------------
               August 31                   1998                     1997
                                    Current    Long-Term     Current   Long-Term
               -----------------------------------------------------------------
               Deferred Tax Liabilities:
               Depreciation         $    --    $    7,561   $     --  $   5,570

               -----------------------------------------------------------------
               Deferred Tax Assets:
               Capital leases            --        84,510         --     75,805
               Contributions
                 carryforward            --         3,497         --      1,824
               Built-in loss on land     --       179,406         --    179,406
               NOL carryover             --       152,696         --    104,903
               -----------------------------------------------------------------
                                         --       420,109         --    361,938

               -----------------------------------------------------------------
               Deferred Tax Assets
               Valuation Allowance       --      (179,406)        --   (179,406)
               -----------------------------------------------------------------

               Net Deferred
                 Tax  Asset         $    --    $  233,142   $     --  $ 176,962
               -----------------------------------------------------------------

               The differences between income tax expense (benefit) and the amount computed by applying the federal statutory rates are as follows:

               -----------------------------------------------------------------
               Years Ended August 31                      1998        1997
               -----------------------------------------------------------------
               Computed at expected federal
                 statutory  rate                      $  (25,833)    $    5,694
               Change in deferred tax asset
                 valuation allowance                          --       (136,794)
               Other                                     (30,347)       (10,184)
               -----------------------------------------------------------------
               Income Tax Benefit                     $  (56,180)    $ (141,284)

               As of August 31, 1998, the Company had unused consolidated operating carryforwards of $449,100 and tax credit carryforwards of $67,000 available to reduce future taxable income and income tax liabilities. The Internal Revenue Code restricts the utilization of an additional $2,074,000 in operating loss carryfowards to a maximum of $53,710 per year. These net operating loss carry-forwards expire as follows:

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

-------------------------------------------------------

Note 8 - Income Taxes - Continued:
               ----------------------------------------------------------------
               Years Ending August 31                 Restricted   Consolidated
               ----------------------------------------------------------------
                       2000                           $       --   $   168,450
                       2002                              941,000       118,900
                       2003                              321,000            --
                       2004                              159,000            --
                       2005                               57,000            --
                       2007                               69,000            --
                       2012                              527,000        74,900
                       2016                                   --        86,850
               ---------------------------------------------------------------
                                                      $2,074,000   $   449,100
--------------------------------------------------------------------------------
Note 9 - Related Party Transactions:
               The Company is related to Miller Feed Lots, Inc. (MFL) through partial common ownership and management.

               The  following  schedule  summarizes   transactions  between  the
               Company and MFL.

               -----------------------------------------------------------------
               Years  Ended  August  31                       1998          1997
               -----------------------------------------------------------------
               Payments to MFL for:
                 Freight                              $   177,931  $    274,302
                 Capital lease of feedlot
                   facility (Note 4)                      129,000       129,000
                 Capital lease of
                   equipment (Note 4)                      17,020        36,010
                 Operating lease of
                   equipment (Note 7)                     114,618        81,276
                 Company housing rent (Note 7)              9,000         9,000
               Interest income from MFL (Note 5)           24,000        18,000

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

               Employees and officers of the Company feed cattle personally and in conjunction with companies they control. Sales to those

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

------------------------------------------------------

Note 9 - Related Party Transactions - Continued:
               related parties were approximately $838,600 and $1,004,000 net of discounts of approximately $2,100 and $9,700, or 8% and 9% of total revenue for the years ended August 31, 1998 and 1997, respectively.

--------------------------------------------------------------------------------
Note 10 - Major Customers:
               The Company had sales to major customers which exceeded 10% of total revenue for certain years as shown below. Because of the nature of the Company's business, the major customers may vary between periods.

               -----------------------------------------------------------------
               Years Ended August 31                      1998        1997
               -----------------------------------------------------------------
               Company A                              $ 2,173,131  $  1,297,249
               Company B                                5,290,155     6,649,132
               -----------------------------------------------------------------
--------------------------------------------------------------------------------
Note 11 - Commitments:
               The Company is committed to purchase various crop commodities with anticipated delivery dates in the subsequent fiscal year. At August 31, 1998 and 1997, these purchase commitments aggregated approximately $612,505 and $575,750, respectively.

               The Company is a cosigner of a loan from an outside source to Miller Feed Lots, Inc. (MFL), a related party, in the sum of $400,000. The loan is secured by a first deed of trust on the feedlot facilities that the Company leases from MFL. MFL has given the Company an hypothecation agreement which allows the Company to use MFL's equipment leased by the Company as collateral for the Company's operating loans. The Company has not recorded any obligation in relation to this commitment.

               On June 22, 1998, the Company signed an Agreement and Plan of Exhange with MFL, which would make MFL a wholly-owned subsidiary of the Company. The agreement calls for the Company to issue 15,000,000 shares of its common stock to MFL shareholders in exchange for all of MFL's issued and outstanding common shares. The transaction is subject to the approval of the Company's stockholders.

--------------------------------------------------------------------------------

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

------------------------------------------------------

Note 12 - Stock Options:
               In March 1996, the Company's board of directors granted an option to purchase up to 100,000 shares of common stock of the Company to each of the three members of the board of directors and up to 200,000 shares of common stock each to the President and the Chairman of the board of directors. The shares may be purchased at $0.0605 per share, 110% of the average of the bid and ask price at the date of the grant. These options were to expire in March 2001, but were rescinded in January 1997.

--------------------------------------------------------------------------------
Note 13 - Preferred Stock:
               In January 1991, the stockholders authorized 1,000,000 shares of 8% noncumulative preferred stock with a par value of $2 per share. No shares were issued or outstanding at August 31, 1998 and 1997.

--------------------------------------------------------------------------------
Note 14 - Fair Value of Financial Instruments:
               The Company's financial instruments include cash, accounts receivable, notes receivable, accounts payable, customer advance feed contracts, and notes payable. The Company estimates that the fair value of all financial instruments at August 31, 1998 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.

               The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. The carrying amount of cash, accounts receivable, accounts payable, and customer advance feed contracts approximates fair value because of the short maturity of these instruments. The carrying amount of notes receivable and notes payable approximates fair value as interest rates approximate current rates for loans with similar terms and remaining maturities. The equity securities available-for-sale are reported at estimated market value determined by quote prices on the balance sheet date.

--------------------------------------------------------------------------------
Note 15 - Supplemental Schedule of Noncash Investing and Financing Activities:
               -----------------------------------------------------------------
               Years Ended August 31                       1998         1997
               -----------------------------------------------------------------
               Unrealized gain (loss) on
                 securities available for sale         $    (9,753) $      9,213

--------------------------------------------------------------------------------

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

------------------------------------------------------

Note 16 - Subsequent Event:
               During the fiscal year ended August 31, 1998, the Company entered negotiations with Highland Water LLC, a Colorado limited liability company that owns and operates a water cooler business in the state of Colorado. The Company is negotiating for a 50% interest in Highland Water LLC. A tentative agreement was drafted in October 1998, which states that the Company can acquire the 50% interest for $180,000. The Company paid a $45,000 deposit toward the acquisition in September 1998.

ITEM 8  CHANGES IN AND DISAGREEMENTS  WITH  ACCOUNTANTS ON ACCOUNTING  FINANCIAL
--------------------------------------------------------------------------------
        DISCLOSURE
        ----------

        None.

                                    PART III

ITEM 9  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
-------------------------------------------------------

Directors
---------

     The following table sets forth the names of all Directors of the Company as of November 22, 1998, indicating all positions and offices with the Company held by each such person.

                                                  All Positions and Offices
           Name                         Age        Held With the Company
          -----------------------------------------------------------------
          James E. Miller                59      President, Chief Executive
                                                  Officer, Chief Financial
                                                  Officer, and Director

          Norman M. Dean                 78      Chairman of the Board of
                                                  Directors and Director

          Alan D. Gorden                 54      Director

     The Company's Directors hold office until the next annual meeting of the Company's shareholders. There is no arrangement or understanding between any Director of the Company and any other person or persons pursuant to which such Director was or is to be selected as a Director or a nominee for director.


Executive Officers
------------------

     The following table sets forth the name and ages of all Executive Officers of the Company as of November 22, 1998, indicating all positions and offices with the Company held by each such person.

                                                All Positions and Offices
           Name                        Age        Held With the Company
          ----------------------------------------------------------------
          James E. Miller               59      President, Chief Executive
                                                 Officer, Chief Financial
                                                 Officer, and Director

          Norman M. Dean                78       Chairman of the Board of
                                                 Directors and Director

          Stephen R. Story              47       Secretary-Treasurer

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

     Norman M. Dean. Mr. Dean has been a director of the Company and its predecessor since January, 1987, Treasurer of the Company from December, 1988 until October, 1989, and Chairman of the Board of Directors since October, 1989. He is currently President and a director of Foothills Financial Corporation, Greeley, Colorado, and is a member of the board of directors of Alaris Medical Systems, Inc., San Diego, California, and Miller Feed Lots, Inc., La Salle, Colorado. Mr. Dean is employed part-time by the Company.

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

     To the Company's knowledge, based solely on the Company's review of such copies of reports furnished to the Company and written representations the Company believes that all Section 16(a) filing requirements applicable to its directors, executive officers, and ten percent owners were complied with.

ITEM 10  EXECUTIVE COMPENSATION
-------------------------------

Summary Compensation Table
--------------------------

     The following table sets forth information concerning the compensation of the Chief Executive Officer of the Company. There were no other executive officers of the Company whose salary and bonuses for the year ended August 31, 1998 exceeded $100,000.


                                           SUMMARY COMPENSATION TABLE

                     -----------------------------------------------------------------------------------
                                     Annual Compensation               Long-Term Compensation
                                     -------------------     ------------------------------------------
                                                                        Awards        Payouts
   (a)                    (b)          (c)        (d)          (e)         (f)       (g)          (h)       (i)
                                                              Other                               All
                                                 Annual     Restricted                           Other
Name and               Year Ended                             Compen-      Stock   Options/      LTIP     Compen-
Principal Position     August  31    Salary($)   Bonus($)    sation($)   Award($)  SARs (#)    Payout($)  sation($)
-------------------------------------------------------------------------------------------------------------------
James E. Miller,            1998     $72,000     $    --    $      --    $     --        --)   $    --    $   --
Chief Executive Officer     1997      72,000          --           --          --  (300,000)        --        --
                            1996      72,000      10,000           --          --   300,000         --        --


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

--------------------------------------------------------------------------------
                        OPTIONS/SAR GRANTS IN YEAR ENDED AUGUST 31, 1998
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

          AGGREGATED OPTION/SAR EXERCISES IN YEAR ENDED AUGUST 31, 1998
                   AND OPTION/SAR VALUE AS OF AUGUST 31, 1997
--------------------------------------------------------------------------------
     (a)            (b)        (c)            (d)            (e)
                                                              Value of
                                            Number of       Unexercised
                                           Unexercised      In-the-Money
                                           Options/SARs     Options/SARs
                                           at FY-End (#)    at FY-End ($)
                 Acquired on    Value       Exercisable/    Exercisable/
    Name         Exercise (#) Realized($)  Unexercisable    Unexercisable
--------------------------------------------------------------------------------


James E. Miller            0      $ 0                 0/0         $ 0/$ 0
Norman M. Dean             0      $ 0                 0/0         $ 0/$ 0
Alan D. Gorden             0      $ 0                 0/0         $ 0/$ 0
--------------------------------------------------------------------------------

Compensation of Directors
-------------------------

     The Directors of the Company are entitled to receive fees of $500 per quarter for meetings attended, and reimbursement for travel expenses. During the fiscal year ended August 31, 1998, each Director received a total of $1,500 in director fees. These fees may be increased or decreased from time-to-time by a majority vote of the Board of Directors. Norman M. Dean is a part-time employee of the Company at a salary of $3,000 per month.

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------

     The Company has no compensation plan or arrangement with any of its current or former Officers or Directors which results or will result from the resignation, retirement, or any other termination by such individual of employment with the Company.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

     The following table sets forth the number and percentage of shares of the Company's $.0001 par value Common Stock (its only class of voting securities) owned beneficially by any person who, as of August 31, 1998, is known to the Company to be the beneficial owner of 5% or more of such Common Stock (except Directors and Officers whose ownership is set forth in the next paragraph).

                                          Amount and Nature
                      Name and Address      of Beneficial        Percent
Title of Class       of Beneficial Owner      Ownership          of Class
-------------------------------------------------------------------------
$.0001 Common Stock         None

Security Ownership of Management
--------------------------------

     The following table sets forth the number and percentage of shares of Company's $.0001 par value Common Stock (its only class of equity securities outstanding) owned beneficially by each Director of the Company, and by all Directors and Officers of the Company as a group, as of August 31, 1998.

                                     Amount and Nature
     Name of                           of Beneficial             Percent
     Beneficial Owner                    Ownership               of Class
-------------------------------------------------------------------------

     James E. Miller                     994,706 (1)               15.6%
     23402 Weld County Road 35
     La Salle, CO  80645

     Norman M. Dean                    1,109,786 (2)               17.4%
     PO Box 1406
     Greeley, CO  80631

     Alan D.  Gorden                      50,000                     .8%
     4570 Old Ranch Road
     Colorado Springs, CO  80908

     Stephen R. Story                      1,810                     --%
     2322 45th Avenue
     Greeley, CO  80634

                                    Amount and Nature
     Name of                          of Beneficial              Percent
     Beneficial Owner                   Ownership                of Class
-------------------------------------------------------------------------
     All Directors and                  2,156,302                  33.8%
     Executive Officers
      as a Group (4 Persons)

---------------------

(1) Includes 45,906 shares owned by Mr. Miller's wife.

(2) Includes 45,905 shares owned by Mr. Dean's wife.

(3) Includes 100,000 shares owned by Gorden Properties LLC . Mr. Gorden is the general partner and owns 50% of the shares of Gorden Properties LLC. Mr. Gorden may be deemed to have indirect voting and investment power of 50% of the shares.

Changes in Control
------------------

     There are no arrangements, known to the Company, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

Transactions With Miller Feed Lots, Inc.
----------------------------------------

     The Company is related through partial common ownership with Miller Feed Lots, Inc. ("MFL"). James E. Miller, a Director and President of the Company, and Norman M. Dean, a Director and Chairman of the Board of Directors of the Company, together beneficially own 33% of the Company's stock. Together, Mr. Dean and Mr. Miller own all of the outstanding stock of MFL. The Company leases its feedlot facilities and most of its equipment, rents some equipment on a month to month basis and purchases some of its transportation services from MFL. Mr. Miller manages the operations of MFL as well as the feedlot operations of the Company. See Note 10 of Notes to Consolidated Financial Statements attached for a summary of the transactions with MFL for the years ended August 31, 1998 and 1997.

     On February 1, 1991, the Company executed a 25-year capital lease of its facilities (see Part I, Item 2, Properties) from MFL. As they negotiated for a long-term lease, the Company's Board of Directors undertook considerable analyses and comparisons to insure the lease was consistent with the Company's objectives and that the terms were fair and reasonable. The lease was unanimously approved by the Board of Directors, including all disinterested directors. From February 1, 1987 through January 31, 1991, the Company leased the Facilities from MFL under a short-term operating lease, and amendments and extensions thereof. The monthly rent under the short-term operating leases was the same as it was under the long-term lease, and the Company was responsible for the same property expenses as under the new long-term lease. Effective August 1, 1992, the Company amended its lease with MFL to lease only one of the two feedlots initially leased. The feedlot being leased after the amendment has a capacity of approximately 20,000 head of cattle. The Company has continued to lease one feedlot under the 25-year lease at the same rent of 2 1/3(cent)per head per day, with a minimum of $10,750 and maximum of $13,300 per month. The Company has an option to purchase the feedlot it leases for $1,300,000.

     The above-described transactions were entered into on terms the Company believes were at least as favorable as would have been available from unaffiliated third parties.

     On May 31, 1993 the Company loaned $250,000 to MFL pursuant to a note that matured May 31, 1998 and was paid in full by that date. On May 31, 1997 the Company loaned an additional $300,000 to MFL pursuant to a note that matures May 31, 2002. The note is unsecured and bears interest at 6% per annum, payable monthly. MFL used the proceeds from the loan to acquire additional feeder cattle to place in the Company's feedlot. The note is subordinated to MFL's mortgagor.

     In June 1998 the Company signed an Agreement and Plan of Exchange with Miller Feed Lots, Inc. ("MFL"). The Agreement calls for the Company to issue up to 15,000,000 shares of its common stock to the shareholders of MFL and MFL would become a wholly owned subsidiary of the Company. Upon consummation of the Exchange, 14,763.78 shares of the Company's common stock would be issued in exchange for each share of the MFL common stock currently outstanding. In the aggregate, 15,000,000 shares of the Company's common stock would be issued in exchange for 1,016 shares of MFL common stock issued and outstanding. The exchange ratio of the common stock was based upon several factors, including the net asset value of MFL, its value as a going concern, the fair market value of MFL assets as determined by appraisal and the market price of the Company's common stock. The Board of Directors of the Company and MFL mutually determined the exchange ratio, although both boards, for the most part, are made up of the same individuals. The transaction is subject to approval of the Company's stockholders.

                                     PART IV

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

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

10.3 Equipment Lease dated August 15, 1992 (incorporated by reference to Registrant's Form 10-K for the year ended August 31, 1992)

Reports on Form 8-K
-------------------

     Item 6 (b)- Exhibits and Reports on Form 8-K

     On July 2, 1998 the Company filed a Form 8-K concerning the Agreement and Plan of Exchange (the "Agreement") with Miller Feed Lots, Inc.("MFL") dated June 22, 1998. The Agreement calls for the Company to issue up to 15,000,000 shares of its common stock to the shareholders of MFL and MFL would become a wholly owned subsidiary of the Company. The transaction is subject to stockholder approval. A copy of the Agreement was filed with the Form 8-K.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             MILLER DIVERSIFIED CORPORATION

Dated:   November 30, 1998                   By  /s/ JAMES E. MILLER
                                                 --------------------------
                                                 James  E. Miller, President


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                         Title                       Date
      ---------                         -----                       ----

\s\ JAMES E. MILLER               President, Principal        November 30, 1998
-----------------------           Executive Officer,
    James E. Miller               Principal Financial
                                  Officer, and Director



\s\ STEPHEN R. STORY              Secretary-Treasurer,        November 30, 1998
------------------------          Principal Accounting
    Stephen R. Story              Officer



\s\ NORMAN M. DEAN                Chairman of the             November 30, 1998
------------------------          Board and Director
    Norman M. Dean

                                  Director
------------------------
 Alan D. Gorden