Form 10QSB
period 1998-11-30
MILLER DIVERSIFIED CORP
filed 1999-01-19
CIK 844856

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934


                     For the Quarter Ended November 30, 1998

                         Commission File Number 01-19001

                         MILLER DIVERSIFIED CORPORATION
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


             Nevada                                         84-1070932
 --------------------------------                -------------------------------
   (State or other jurisdiction                 (I.R.S. Employer Identification
 of incorporation or organization                             Number)


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

Number of shares of Common Stock, par value $.0001, outstanding on December 12, 1998, 6,364,640.

Transitional Small Business Disclosure Format: YES      NO   X
                                                   ---      ---

                         PART I - FINANCIAL INFORMATION

 Item 1 - Financial Statements

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------
                                                     November 30,             August 31,
                                                        1998                     1998
----------------------------------------------------------------------------------------

ASSETS
Current Assets:
  Cash                                               $   66,298               $   63,656
  Trade accounts receivable                             848,547                  823,576
  Accounts receivable - related parties                 291,865                  203,137
   Notes receivable - customer financing                176,174                       --
  Inventories                                           714,532                1,321,467
  Prepaid expenses                                       18,006                   13,542
----------------------------------------------------------------------------------------
    Total Current Assets                              2,115,422                2,425,378
----------------------------------------------------------------------------------------
Property and Equipment:
  Feedlot facility under capital lease -
    related party                                     1,497,840                1,497,840
  Equipment                                              77,453                   77,453
  Equipment under capital leases -
    related party                                        30,649                   30,649
  Leasehold improvements                                131,043                  131,043
                                                     -----------------------------------
                                                      1,736,985                1,736,985
  Less:  Accumulated depreciation
         and amortization                               602,466                  581,331
----------------------------------------------------------------------------------------
    Total Property and Equipment                      1,134,519                1,155,654
----------------------------------------------------------------------------------------
Other Assets:
  Securities available for sale                           9,050                   10,347
  Other investments                                     273,389                  186,366
  Notes receivable - related party                      300,000                  300,000
  Deferred income taxes                                 233,142                  233,142
  Deposits and other                                     16,500                   30,885
----------------------------------------------------------------------------------------
    Total Other Assets                                  832,081                  760,740
----------------------------------------------------------------------------------------
TOTAL ASSETS                                        $ 4,082,022              $ 4,341,772
========================================================================================
Continued on next page




MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS - Continued

                                                     November 30,            August 31,
                                                        1998                   1998
---------------------------------------------------------------------------------------

LIABILITIES
Current Liabilities:
  Bank overdraft                                    $   22,877              $       --
  Notes payable                                        460,418                1,001,327
  Trade accounts payable                               611,063                  440,848
  Income taxes payable                                  36,814                       --
  Accrued expenses                                      29,209                   32,046
  Customer advance feed contracts                       14,907                   14,907
  Current portion of capital lease obligations -
      related party                                     27,094                   27,094
---------------------------------------------------------------------------------------
    Total Current Liabilities                        1,202,382                1,516,222

Capital Lease Obligations - related party              977,934                  984,432
---------------------------------------------------------------------------------------

  Total Liabilities                                  2,180,316                2,500,654

Commitments
---------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred Stock                                             --                       --
Common Stock, par value $.0001 per share;
 25,000,000 shares authorized; 6,364,640
 shares issued and outstanding                             636                      636
Additional Paid-in Capital                           1,351,693                1,351,693
Unrealized Gain (Loss) on Securities
 available for sale                                    (11,049)                  (9,753)
Retained Earnings                                      560,426                  498,542
---------------------------------------------------------------------------------------
    Total Stockholders' Equity                       1,901,706                1,841,118
---------------------------------------------------------------------------------------

TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                   $ 4,082,022              $ 4,341,772
=======================================================================================

See Accompanying Notes to Unaudited Consolidated Financial Statements.





MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------
Three Months Ended November 30                      1998                      1997
-------------------------------------------------------------------------------------
Revenue:
  Feed and related sales                         $ 1,702,717              $ 2,097,379
  Fed cattle sales                                 1,151,238                       --
  Feedlot services                                   257,055                  355,447
  Other                                               18,051                    7,436
  Interest income                                      8,491                    2,269
  Interest income - related party                      4,500                    8,250
-------------------------------------------------------------------------------------
    Total Revenue                                  3,142,052                2,470,781
-------------------------------------------------------------------------------------

Costs and Expenses:
  Cost of:
     Feed and related sales                        1,467,614                1,905,115
     Fed cattle sales                              1,090,341                       --
     Feedlot services                                272,704                  282,607
  Selling, general, and administrative               171,265                  187,004
  Interest                                            13,672                      164
  Interest on capital leases - related party          27,758                   28,630
-------------------------------------------------------------------------------------
    Total Costs and Expenses                       3,043,354                2,403,520
-------------------------------------------------------------------------------------

Income Before Income Taxes                            98,698                   67,261

Income Tax                                            36,814                   24,096
-------------------------------------------------------------------------------------
NET INCOME                                         $  61,884               $   43,165
=====================================================================================

INCOME PER COMMON SHARE                            $     .01               $      .01
-------------------------------------------------------------------------------------

Weighted Average Number of Common
   Shares Outstanding                             6,364,640                 6,364,640
=====================================================================================


See Accompanying Notes to Unaudited Consolidated Financial Statements.

                                         -4-


MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------
Three Months Ended November 30,                          1998                      1997
-------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Cash received from customers                      $    3,108,590              $ 2,264,604
  Cash paid to suppliers and employees                  (2,099,900)              (2,484,196)
  Interest received                                          8,491                   10,519
  Interest paid                                            (45,981)                 (28,795)
-------------------------------------------------------------------------------------------
    Net Cash Provided (Utilized) by
      Operating Activities                                 971,200                 (237,868)
-------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
  Acquisition of property and equipment                         --                   (1,933)
  Acquisition of other investments                         (87,023)                      --
  Loans to unrelated customers                            (176,174)                      --
-------------------------------------------------------------------------------------------
   Net Cash Utilized by Investing Activities              (263,197)                  (1,933)
-------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Proceeds from notes payable                            1,405,633                  380,000
  Principal payments on::
       Short-term notes payable                         (1,946,542)                (380,000)
       Capital lease obligations - related party            (6,498)                  (7,155)
  Net decrease in short-term feeder
       cattle financing                                   (180,830)                 (33,853)
  Increase in cash overdraft                                22,877                       --
-------------------------------------------------------------------------------------------
   Net Cash Utilized by Financing Activities              (705,360)                 (41,008)
-------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                              2,643                 (280,809)
Cash, Beginning of Year                                     63,656                  359,278
-------------------------------------------------------------------------------------------
Cash, End of Year                                       $   66,299              $    78,469
===========================================================================================

Continued on next page.



MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS -Continued
-----------------------------------------------------------------------------------------
Three Months Ended November 30,                            1998                   1997
-----------------------------------------------------------------------------------------
Reconciliation of Net Income (Loss) to Net
  Cash Provided by Operating Activities:
  Net income                                             $61,884              $    43,165
  Adjustments:
    Depreciation and amortization                         21,135                   21,087
    Changes in assets and liabilities net of
       short-term feeder cattle financing:
      (Increase) decrease in:
        Trade accounts receivable                        (24,971)                (146,436)
        Trade accounts receivable - related party             --                  (49,222)
        Accounts receivable - related party              (88,728)                (111,132)
        Inventories                                      787,765                 (168,512)
        Prepaid expenses                                  (4,463)                  (6,608)
        Deposits and other                                14,385                       --
      Increase (decrease) in:
        Trade accounts payable and accrued
          expenses                                       167,379                  155,694
        Accrued income taxes payable                      36,814                   24,096
-----------------------------------------------------------------------------------------
        Net Cash Provided (Utilized) by
          Operating Activities                         $ 971,200               $ (237,868)
=========================================================================================


See Accompanying Notes to Unaudited Consolidated Financial Statements.

                                                 -6-

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Securities Available for Sale
--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
                                        Amortized         Estimated         Gross     -    Unrealized
                                          Cost           Market Value        Gains           Losses
-----------------------------------------------------------------------------------------------------
August 31, 1998
   Equity Securities                   $  20,100          $ 10,347          $--             $  9,753

November 30, 1998
   Equity Securities                   $  20,100          $  9,050          $--             $ 11,050


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

The consolidated balance sheets as of November 30, 1998 and August 31, 1998, the consolidated statements of earnings for the three months ended November 30, 1998 and 1997 and consolidated statements of cash flows for the three months ended November 30, 1998 and 1997 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by the rules and regulations of the Securities and Exchange Commission.

In preparation of the above-described financial statements, all adjustments of a normal and recurring nature have been made. The Company believes that the accompanying unaudited financial statements contain all adjustments necessary to present fairly the results of operations and cash flows for the periods presented. Further, management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the annual financial statements and the notes thereto. The operations for the three month period ended November 30, 1998 are not necessarily indicative of the results to be expected for the year.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
         ------------------------------------------------------------

Results of Operations
---------------------

     A summary of the net earnings for the three months of the fiscal year ended November 30, 1998, compared to the same period the year before is as follows:

    Three Months Ended November 30,          1998         1997       Increase
     ------------------------------------------------------------------------
    First Quarter                          $ 61,884     $ 43,165     $ 18,719

     The most significant factor that affects operating results is the average head numbers of cattle per day ("average head days") in the Company's feedlot because feed is sold and feedlot services are rendered to the cattle owners. Sales of feed and feedlot services account for 95% or more of the Company's historically consistent revenues. As noted below, fed cattle sales, which account for 36.6% if the total revenues for the period ended November 30, 1998, are sporadic and have not been a major factor in prior period sales. Excluding fed cattle sales, feed and related sales and feedlot services account for 98.4% of total revenue for the period ended November 30, 1998. The average head days for the periods being compared were as follows:

    Three Months Ended November 30,       1998         1997           Decrease
    ---------------------------------------------------------------------------
    First Quarter                        14,114       15,721            1,607


     The 1,607 or 10.2% decrease in average head days age head numbers for the three months ended November 30, 1998 compared to the previous year, impacted several areas as described below.

     Another factor that affected earnings for the three months ended November 30, 1998 and 1997, and that did or will impact average head numbers and earnings later in the fiscal year, is the Company's "fall calf program". As a service to customers, the Company purchases for them calves weaned in the fall and places them with local farmer-feeders who feed and care for the calves until the following February through April when the cattle are transferred to the Company's feedlot. These fall calf programs are undertaken on essentially a break-even basis; that is, the amounts paid to the farmer-feeders are about the same as the amounts charged to the customers. The Company offers this service to improve replacements in February through April when cattle placements are usually low. The revenues are recorded as sales of feedlot services and the costs as the cost of feedlot services. Therefore, a high volume in the fall calf program can reduce the gross profit percentage on sales of feedlot services. For the period ended November 30, 1998, the Company an average of 1,944 head in its fall calf program as compared to an average of 1,224 head the previous year. This resulted in a increase in the sales and costs of the fall calf program for the three months ended November 30, 1998 over the same period the previous year of about $20,500 and had a significant impact of the increase in the gross profit percentage from sales of feedlot services as noted below.

     Other key factors that affect earnings are the gross profit percentages on feed and related sales, and on feedlot services. The following is a brief summary of gross profit and gross profit percentages on feed and related sales:

                                                                      Increase
    Three Months Ended November 30,       1998           1997        (Decrease)
    --------------------------------------------------------------------------
    Feed and related sales             $1,702,717     $2,097,379     $(394,662)
    Cost of feed and
        related sales                  $1,497,614     $1,905,115     $(407,501)
    --------------------------------------------------------------------------
         Gross profit                  $  205,103     $  192,264     $  12,839

         Gross profit percentage           12.1%            9.2%          2.9%

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

     The $12,839 increase in gross profit from feed and related sales for the period ended November 30, 1998 from the same period the previous year is a result of changes in the three variables described above. For the period ended November 30, 1998, more rations were sold which contained a higher percentage of ingredients that contribute higher gross margins to the gross profit due to their lower cost and/or markup. Also effecting the gross profit and gross profit percentage from feed and related sales is the discontinuance of the policy/procedure that transferred revenues from feed sales to feedlot services that had been in effect during a portion of the previous fiscal year. This policy/practice was discontinued because it created a situation where historical comparisons were difficult to analyze. Not included in the feed and related sales and costs of sales amounts for the period ended November 30, 1998 are sales of approximately $113,700 and cost of sale of approximately $104,700 for feed and related sales to cattle the Company is retaining ownership of and feeding to slaughter. This compares to similar sales of approximately $69,900 and cost of sales of approximately $64,500 for the period ended November 30, 1997. Sales for cattle fed to slaughter are recorded when the cattle are sold and are recorded as Fed cattle sales as described below.

     Fed cattle sales for the period ended November 30, 1998 were $1,151,238 while the cost of sales for the same period was $1,090,341 which resulted in a gross profit of $60,897 or 5.3% There were no similar sales for the period ended November 30, 1997. The Company, in an effort to maintain high numbers in the feedlot, lessen the effect of major customers and benefit from what is currently perceived as a good future for the cattle market, has implemented a policy of retaining ownership in and feeding to slaughter, cattle in the Company's feedlot, a major change from previous years when cattle were fed to slaughter on an inconsistent basis.

     The following is a brief summary of the gross profit and gross profit percentages on sales of feedlot services:

    Three Months Ended November 30,     1998         1997            Decrease
    ----------------------------------------------------------------------------
    Sales of feedlot services        $ 257,055     $ 355,477        $ 98,422
    Cost  of feedlot services        $ 272,704     $ 282,607        $  9,903
    ----------------------------------------------------------------------------
         Gross profit  (Loss)         $(15,649)    $  72,840        $  88,489
         Gross profit percentage         (6.9%)         20.5%            27.4%

     Sales of feedlot services consist primarily of yardage (pen rent) charged to the owners of the cattle on feed and grain processing charged for the processing of certain feed ingredients before they can be fed to the cattle. Yardage charges for the period ended November 30, 1998 decreased $65,944 or 33.7% from the same period the prior year partially due to the decrease in average head numbers and partially due to procedural changes as noted above. Grain processing charges decreased $52,931 or 38.1% for the period ended
November 30, 1998 due to the mix of ingredients as described above and the decrease in average head numbers.

     As previously noted, the sales and cost of sales for the fall calf program are also included in the sales and cost of sales of feedlot services. If the fall calf program sales and costs are excluded, the gross profit percentage for the period ended November 30, 1998 is -7.3% compared to 21.8% for the same period the previous year.

     The cost of feedlot services consists largely of feedlot operating expenses. The total cost of feedlot services decreased $9,903 for the period ended November 30, 1998 compared to the same period the prior year. If the fall calf program costs are excluded, the feedlot operating expenses decreased $30,386 for the period ended November 30, 1998 compared to the same period the prior year. This decrease is due to the decreases in variable costs, such as labor and equipment related costs, that are at least partially affected by the reduction in average head numbers described above.

     Other revenues increased $10,615 for the period ended November 30, 1998 as compared to the same period the prior year. This increase is the result of increases and decreases in various secondary revenue producing activities. The most significant of these in as increase of approximately $6,400 in sales commissions earned by Miller Feeders, Inc.

     Interest income increased $6,222 or 274.2% for the period ended November 30, 1998 over the same period the prior year due to the Company's "carrying" or financing greater amounts of customer feeding charges.

     Selling,  general,  and  administrative  expenses decreased $15,739 for the period ended November 30, 1998 over the same period the prior year. The most significant decrease was for customer death loss adjustments ,which were approximately $700 for the period ended November 30, 1998 compared to approximately $11,800 the same period the previous year, a decrease of $11,200 These adjustments, although not required, are made to customers for the purpose of creating goodwill and/or when management determines that death losses incurred by a customer were extraordinary in nature. The balance of the decrease in selling, general, and administrative expenses are various increases and decreases in several accounts.

     Interest expense increased $13,507 for the period ended November 30, 1998 over the same period the prior year. This is the result of increased borrowings that were necessary to fund the increase in the Company's "carrying" or financing greater amounts of customer feeding charges as described above. For the period ended November 30, 1997, the Company had additional funds available for the sale of certain assets, which reduced its need for borrowed funds. These funds were subsequently utilized by operations and the acquisition of long-term investments.

     Income taxes are directly related to the net earnings before income taxes and certain assumptions that are made with the estimations. For the period ended November 30, 1998, income taxes increased $12,718 from the same period the prior year while pretax income increased $31,437.


Liquidity and Capital Resources
-------------------------------

     For the three months ended November 30, 1998 operating activities provided $971,200 more than were internally-required compared to a requirement of $237,868 for the same period the previous year, an increase of $1,209,068. Cash received from customers for the period increased $843,986 and cash paid to suppliers and employees decreased $384,296, for a total cash increase of $1,228,282. Interest received for the period decreased $2,028, while interest paid increased $17,186 for a total cash decrease of $19,214.

     For the three months ended November 30, 1998 the net cash that was utilized by investing operations was $263,197 compared the same period the previous year of $1,933, resulting in a net cash decrease of $261,264. For the period ended November 30, 1998, the Company acquired other investments for $87,023; during the same period the previous year the Company acquired property and equipment for $1,933. During the period ended November 30, 1998, the Company initiated its customer financing program with loans to customers for their cattle on feed in the Company?s feedlot in the amount of $176,174.

     The net cash utilized financing activities was $705,360 for the three months ended November 30, 1998, a decrease in cash of $664,352 compared to the cash utilization of $41,008 for the same period the prior year. The change in net short-term payments over short-term borrowings resulted in a $540,909 increase in funds utilized for the three months ended November 30, 1998 compared to the same period the previous year. Net short-term cattle financing for the three months ended November 30, 1998 utilized $180,830 compared $33,853 the same period the prior year, an increase in funds utilized of $146,977.

     The Company's working capital (current assets minus current liabilities) increased by $3,884 for the three months ended November 30, 1998 from $909,156 at August 31, 1998 to $913,040 at November 30, 1998.

     Total Current Assets decreased $309,956 from $2,425,378 at August 31, 1998 to $2,115,422 at November 30, 1998. Total Current Liabilities decreased $313,840 from $1,516,222 at August 31, 1998 to $1,202,382 at November 30, 1998. Although
there are increases and decreases in all components, the two major change that are not attributable to being a point in time variance are the increases in inventories and notes receivable for customer financing, as described below.

     During the period ended November 30, 1998, the Company initiated the first loans to customers under its customer financing program in the amount of $176,174. This revenue generating program is offered to customers as an alternative to seeking funding from a financial institution and to out of state customers who raise their own cattle and have operating loans at financial institutions who are not comfortable with having their collateral in a feedlot which is out of state. This program differs from the normal trade accounts receivable in that the cost of the cattle is also financed, payments are made for feeding costs to satisfy tax deduction requirements, and the Company has formal notes signed and security agreements filed with the state. The Company requires set initial equity and set maintenance equity levels to minimize any potential loss to the Company. The Company has a separate revolving line of credit for this program as described below.

     Inventories decreased $606,935 primarily due to a decrease in the level of Company owned cattle being fed to slaughter. At November 30, 1998, this inventory totaled $252,556 compared to a $1,100,874 inventory at August 31, 1998, a decrease of $848,318. The inventory of feeder cattle held for resale increased from no inventory at August 31, 1998 to $180,831 at November 30, 1998.

     Other investments increased $87,023 from $186,366 at August 31, 1998 to $273,389 at November 30, 1998. The most notable changes are for the period ended November 30, 1998, are:

     1. Increase of $13,126 in the Company's working investment in an unrelated company which owns several natural gas wells.

     2. Initial investment in an unrelated company that provides water and dispensing equipment for offices in the Denver metro area of $70,000.

     The Company has several revolving lines of credit from a local branch of a credit services company. All of the lines of credit mature December 1, 1999 and bear interest at approximately 1.0% over the prime rate (actual rate of 8.5% at November 30, 1998). The Company's operating line of $300,000 had an outstanding balance of $96 at November 30, 1998 which meant that the Company could generate an additional $299,904 cash if needed under this line of credit. This line of credit is secured by feed accounts receivable, feed inventories, and equipment. The Company's revolving line of credit for the purpose of owning and feeding cattle to slaughter. of $850,000 had an outstanding balance at November 30, 1998 of $249,131 which meant that the Company could generate an additional $600,869 cash if needed and qualified for cattle being fed to slaughter under this line of credit. The note is secured by specific cattle and cross collateralized with the revolving line of credit note above. The Company's line of credit for the purpose of financing qualified customers' cattle feeding programs. of $2,000,000, with a current qualification that the total outstanding cannot exceed $1,000,000, had an outstanding balance of $176,190 at November 30, 1998. This meant that the Company could generate an additional $823,810 cash if needed and qualified for cattle being financed for customers under this line of credit. The note is secured by specific customers' cattle and cross collateralized with the revolving lines of credit noted above. Miller Feeders, Inc. (MFI) has a $300,000 revolving line of credit at the same local branch of a credit services company for the procurement of feeder cattle for resale to customers. The line of credit matures on December 1, 1999 and bears interest at approximately 1.0% over the prime rate (actual rate of 8.5% at November 30, 1998). There was an outstanding balance at November 30, 1998 of $35,000 which meant that MFI could borrow up to $265,000 to purchase feeder cattle for resale to customers. The line is secured by feeder cattle inventories and feeder cattle accounts receivable and is cross collateralized with the Company's lines of credit noted above.

     The Company had no material commitments for capital expenditures at November 30, 1998.

     Management   believes  it  has  adequate  financial  resources  to  conduct operations at present and reasonably anticipated levels.

Year 2000 Compliance
--------------------

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The ?Year 2000? problem is concerned with whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 problem is pervasive and complex as virtually every company?s computer operations will be affected in some way. The Company?s computer programs which process it?s operational and financial transactions, were designed and developed without considering the impact of the upcoming change in century. Nevertheless, as a result of the company?s on going analysis of it?s computer programs and operations, it has reached the conclusion that ?Year 2000? programs will not seriously impact or have a material adverse effect on the Company's expenses, business or its operations.

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

                            PART II OTHER INFORMATION

Items 1 through 5 None.

Item 6  (b)- Exhibits and Reports on Form 8-K
None

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


                                        MILLER DIVERSIFIED CORPORATION
                                        ------------------------------
                                                  (Registrant)



Date:  January 15, 1999                 /s/  JAMES E MILLER
                                        --------------------------------------
                                        James E. Miller
                                        President, Chief Executive Officer,
                                        Chief Financial Officer



Date:  January 15, 1999                /s/  STEPHEN R. STORY
                                       ---------------------------------------
                                       Stephen R. Story
                                       Secretary-Treasurer