Form 10QSB
period 1999-02-28
MILLER DIVERSIFIED CORP
filed 1999-04-19
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934


                     For the Quarter Ended February 28, 1999

                         Commission File Number 01-19001

                         MILLER DIVERSIFIED CORPORATION
                         ------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             Nevada                                         84-1070932
             ------                                         ----------
  (State or other jurisdiction                   (I.R.S. Employer Identification
of incorporation or organization                   Number)


                                Mailing Address:
                                ----------------
                                  P. O. Box 937
                            La Salle, Colorado 80645

                            23360 Weld County Road 35
                            La Salle, Colorado 80645
                            ------------------------
                     (Address of Principal Executive Office)

                                 (970) 284-5556
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES X   NO


Number of shares of Common Stock, par value $.0001, outstanding on April 16, 1999, 6,364,640.

Transitional Small Business Disclosure Format: YES   NO   X

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
                                                      February 28,    August 31,
                                                         1999            1998
                                                         ----            ----
ASSETS
------
Current Assets:
  Cash                                                 $   21,039     $   63,656
  Trade accounts receivable                             1,023,296        823,576
  Accounts receivable - related parties                   478,864        203,137
   Notes receivable - customer financing                  284,557           --
  Inventories                                           1,426,186      1,321,467
  Prepaid expenses                                         19,933         13,542
                                                       ----------     ----------
    Total Current Assets                                3,253,875      2,425,378
                                                       ----------     ----------
Property and Equipment:
  Feedlot facility under capital lease -
    related party                                       1,497,840      1,497,840
  Equipment                                                89,034         77,453
  Equipment under capital leases -
    related party                                          30,649         30,649
  Leasehold improvements                                  131,043        131,043
                                                       ----------     ----------
                                                        1,748,566      1,736,985
  Less:  Accumulated depreciation
         and amortization                                 623,763        581,331
                                                       ----------     ----------
    Total Property and Equipment                        1,124,803      1,155,654
                                                       ----------     ----------
Other Assets:
  Securities available for sale                            10,347         10,347
  Other investments                                       342,472        186,366
  Notes receivable - related party                        300,000        300,000
  Deferred income taxes                                   233,142        233,142
  Deposits and other                                       16,500         30,885
                                                       ----------     ----------
    Total Other Assets                                    902,461        760,740
                                                       ----------     ----------
TOTAL ASSETS                                           $5,281,139     $4,341,772
                                                       ==========     ==========


Continued on next page

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------
                                                     February 28,    August 31,
                                                         1999           1998
                                                         ----           ----
LIABILITIES
-----------
Current Liabilities:
  Bank overdraft                                     $   182,387    $      --
  Notes payable                                        1,553,064      1,001,327
  Trade accounts payable                                 349,474        440,848
  Income taxes payable                                    28,671           --
  Accrued expenses                                        39,509         32,046
  Customer advance feed contracts                        230,282         14,907
  Current portion of capital lease obligations -
      related party                                       27,094         27,094
                                                     -----------    -----------
    Total Current Liabilities                          2,410,481      1,516,222

Capital Lease Obligations - related party                971,255        984,432
                                                     -----------    -----------

  Total Liabilities                                    3,381,736      2,500,654

Commitments


STOCKHOLDERS' EQUITY
--------------------
Preferred Stock                                             --             --
Common Stock, par value $.0001 per share;
 25,000,000 shares authorized; 6,364,640
 shares issued and outstanding                               636            636
Additional Paid-in Capital                             1,351,693      1,351,693
Unrealized Gain (Loss) on Securities
 available for sale                                       (9,753)        (9,753)
Retained Earnings                                        556,827        498,542
                                                     -----------    -----------
    Total Stockholders' Equity                         1,899,403      1,841,118
                                                     -----------    -----------

TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                     $ 5,281,139    $ 4,341,772
                                                     ===========    ===========


See Accompanying Notes to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                                                    Six Months Ended February 28
                                                    ----------------------------
                                                                      Restated
                                                         1999           1998
                                                         ----           ----
Revenue:
  Feed and related sales                             $ 3,409,305    $ 4,192,389
  Fed cattle sales                                     1,300,572        265,574
  Feedlot services                                       634,872        777,970
  Other                                                   38,770         18,880
  Interest income                                         20,888          8,981
  Interest income - related party                          9,000         15,250
                                                     -----------    -----------
    Total Revenue                                      5,413,407      5,279,044
                                                     -----------    -----------

Costs and Expenses:
  Cost of:
     Feed and related sales                            2,959,359      3,808,089
     Fed cattle sales                                  1,241,454        303,071
     Feedlot services                                    671,462        652,173
  Selling, general, and administrative                   365,755        479,126
  Interest                                                33,086          1,684
  Interest on capital leases - related party              55,335         56,960
                                                     -----------    -----------
    Total Costs and Expenses                           5,326,451      5,301,103
                                                     -----------    -----------


Income (Loss) Before Income Taxes                         86,956        (22,059)

Income Tax Expense (Benefit)                              28,671         (5,329)
                                                     -----------    -----------

NET INCOME (LOSS)                                    $    58,285    $   (16,730)
                                                     ===========    ===========

INCOME PER COMMON SHARE                              $       .01    $       Nil
                                                     -----------    -----------


Weighted Average Number of Common
   Shares Outstanding                                  6,364,640      6,364,640
                                                     ===========    ===========



See Accompanying Notes to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                                                  Three Months Ended February 28
                                                  ------------------------------
                                                                     Restated
                                                       1999             1998
                                                       ----             ----
Revenue:
  Feed and related sales                            $ 1,706,588     $ 2,095,010
  Fed cattle sales                                      149,334         265,574
  Feedlot services                                      377,818         422,522
  Other                                                  20,721          11,444
  Interest income                                        12,394           6,712
  Interest income - related party                         4,500          11,444
                                                    -----------     -----------
    Total Revenue                                     2,271,355       2,808,262
                                                    -----------     -----------

Costs and Expenses:
  Cost of:
     Feed and related sales                           1,491,746       1,902,975
     Fed cattle sales                                   151,113         303,071
     Feedlot services                                   398,758         369,566
  Selling, general, and administrative                  194,488         292,122
  Interest                                               19,415           1,519
  Interest on capital leases - related party             27,577          28,329
                                                    -----------     -----------
    Total Costs and Expenses                          2,283,097       2,897,582
                                                    -----------     -----------

Loss Before Income Taxes                                (11,742)        (89,320)

Income Tax  (Benefit)                                    (8,143)        (29,425)
                                                    -----------     -----------

NET LOSS                                            $    (3,599)    $   (59,895)
                                                    ===========     ===========

INCOME PER COMMON SHARE                             $       Nil     $       Nil
                                                    -----------     -----------


Weighted Average Number of Common
   Shares Outstanding                                 6,364,640       6,364,640
                                                    ===========     ===========


See Accompanying Notes to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                                                   Six Months Ended February 28,
                                                   -----------------------------
                                                        1999            1998
                                                        ----            ----
Cash Flows from Operating Activities:
  Cash received from customers                       $ 5,497,086    $ 5,270,850
  Cash paid to suppliers and employees                (5,437,140)    (6,570,716)
  Interest received                                       29,889         24,231
  Interest paid                                          (85,035)       (57,340)
  Taxes received                                            --           94,761
                                                     -----------    -----------
    Net Cash Provided (Utilized) by
      Operating Activities                                 4,800     (1,238,214)
                                                     -----------    -----------
Cash Flows from Investing Activities:
  Acquisition of property and equipment                  (11,581)        (1,933)
  Acquisition of other investments                      (156,106)          --
  Collections on loans to related parties                   --          250,000
  Loans to unrelated customers                          (284,557)          --
                                                     -----------    -----------
   Net Cash Provided (Utilized) by
         Investing Activities                           (452,244)       248,067
                                                     -----------    -----------
Cash Flows from Financing Activities:
  Proceeds from notes payable                          3,047,918        903,083
  Principal payments on::
       Short-term notes payable                       (2,496,181)      (380,000)
       Capital lease obligations - related party         (13,177)       (14,748)
  Net increase (decrease) in short-term feeder
       cattle financing                                 (316,120)        29,950
  Increase in cash overdraft                             182,387        124,307
                                                     -----------    -----------
   Net Cash Provided  by
         Financing Activities                            404,827        662,592
                                                     -----------    -----------
Net Increase (Decrease) in Cash                          (42,617)      (327,555)
Cash, Beginning of Year                                   63,656        359,278
                                                     -----------    -----------
Cash, End of Year                                    $    21,039    $    31,723
                                                     ===========    ===========


Continued on next page.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------
                                                   Six Months Ended February 28,
                                                   -----------------------------
                                                         1999           1998
                                                         ----           ----
Reconciliation of Net Income (Loss) to Net
  Cash Provided by Operating Activities:
  Net income (loss)                                  $    58,285    $   (16,730)
  Adjustments:
    Depreciation and amortization                         42,432         42,364
    Changes in assets and liabilities net of
       short-term feeder cattle financing:
      (Increase) decrease in:
        Trade accounts receivable                       (101,807)      (215,975)
        Trade accounts receivable - related party           --           28,401
        Accounts receivable - related party             (275,727)        (5,145)
        Income taxes receivable                             --           89,432
        Inventories                                      113,488     (1,278,901)
        Prepaid expenses                                  (6,392)       (11,748)
        Deposits and other                                14,385           --
      Increase (decrease) in:
        Trade accounts payable and accrued
          expenses                                       (83,910)       (73,524)
        Accrued income taxes payable                      28,671           --
        Customer advance feed contracts                  215,375        244,504
        Customer advance feed contracts
               -related parties                             --          (40,892)
                                                     -----------    -----------
        Net Cash Provided (Utilized) by
          Operating Activities                       $     4,800    $(1,238,214)
                                                     ===========    ===========


See Accompanying Notes to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Securities Available for Sale
--------------------------------------------------------------------------------
                                 Amortized   Estimated      Gross  -  Unrealized
                                   Cost     Market Value    Gains      Losses
--------------------------------------------------------------------------------
August 31, 1998
   Equity Securities              $20,100      $10,347      $  --      $ 9,753

February 28, 1998
   Equity Securities              $20,100      $10,347      $  --      $ 9,743


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

The consolidated balance sheets as of February 28, 1999 and August 31, 1998, the consolidated statements of earnings for the three months and six months ended February 28, 1999 and 1998 and consolidated statements of cash flows for the six months ended February 28, 1999 and 1998 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by the rules and regulations of the Securities and Exchange Commission.

The consolidated statements of earnings for the three months and six months ended February 28, 1998 have been restated to provide continuity in the reporting of Feed and related sales and cost of sales and Fed cattle sales and cost of sales which were not segregated on Form 10-QSB for the period ended February 28, 1998. The restatement had no effect on the results of operations, financial position nor liquidity.

In preparation of the above-described financial statements, all adjustments of a normal and recurring nature have been made. The Company believes that the accompanying unaudited financial statements contain all adjustments necessary to present fairly the results of operations and cash flows for the periods presented. Further, management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the annual financial statements and the notes thereto. The operations for the six month period ended February 28, 1999 are not necessarily indicative of the results to be expected for the year.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Results of Operations
---------------------

     A summary of the net earnings (loss) for the three months of the fiscal year ended February 28, 1999, compared to the same period the year before is as follows:

Six Months Ended February 28,           1999             1998           Increase
--------------------------------------------------------------------------------
First Quarter                         $ 61,884         $ 43,165         $ 18,719
Second Quarter                        $ (3,599)        $(59,895)        $ 56,296
                                      --------         --------         --------
Six month total                       $ 58,285         $(16,730)        $ 75,015


The most significant factor that affects operating results is the average head numbers of cattle per day ("average head days") in the Company's feedlot because feed is sold and feedlot services are rendered to the cattle owners. Sales of feed and feedlot services account for 77% and 94% of the Company's total revenues for the periods ended February 28, 1999 and 1998, respectively. As noted below, fed cattle sales, which accounted for 24% and 5% of the total revenues for the periods ended February 28, 1999 and 1998, respectively are sporadic and have not been a major factor in prior period sales.

Average Head Days Summary
Six Months Ended February 28,                1999          1998         Decrease
--------------------------------------------------------------------------------
First Quarter                               14,114         15,721        1,607
Second Quarter                              14,746         16,131        1,385
Six months combined                         14,742         15,751        1,009

     The 1,009 or 6.4% decrease in average head days for the six months ended February 28, 1999 compared to the previous year, impacted several areas as described below.

     Another factor that affected earnings for the six months ended February 28, 1999 and 1998, is the Company's "fall calf program". As a service to customers, the Company purchases for them calves weaned in the fall and places them with local farmer-feeders who feed and care for the calves until the following February through April when the cattle are transferred to the Company's feedlot. These fall calf programs are undertaken on essentially a break-even basis; that is, the amounts paid to the farmer-feeders are about the same as the amounts charged to the customers. Although originally undertaken as a method to improve placements in February through April when cattle placements were usually low, changes in the industry coupled with the Company's commitment to retain ownership on more cattle and feed them to slaughter has lessened the impact of the program . The Company will continue to take advantage of any benefits that the program can produce. The revenues are recorded as sales of feedlot services and the costs as the cost of feedlot services. Therefore, a high volume in the fall calf program can reduce the gross profit percentage on sales of feedlot services. For the period ended February 28, 1999, the Company had an average of 2,576 head in its fall calf program as compared to an average of 2,093 head the previous year. This resulted in a increase in the sales and costs of the fall calf program for the six months ended February 28, 1999 over the same period the previous year of about $73,400 and had a significant impact of the increase in the gross profit percentage from sales of feedlot services as noted below. The actual increase in the fall calf program should not have any effect on the Company's overall placements, financial position, results of operations or liquidity. With the change in the Company's policy to increasing the number of cattle the Company maintains ownership of and feeds to slaughter, along with changing patterns in the industry, the Company is expecting placement levels for the balance of the current year to be at or above the placement levels of prior years. Even with continued placements of cattle not in the fall calf program, the Company anticipates taking advantage of any benefits that may arise from feeding cattle with outside farmers/feeders.

     Other key factors that affect earnings are the gross profit percentages on feed and related sales, and on feedlot services. The following is a brief summary of gross profit and gross profit percentages on feed and related sales:

                                                      Restated        Increase
Six Months Ended February 28,            1999           1998         (Decrease)
--------------------------------------------------------------------------------
Feed and related sales                $3,409,305     $4,192,389     $ (783,084)
Cost of feed and
    related sales                     $2,959,359     $3,808,089     $ (848,730)
                                      ----------     ----------     ----------
     Gross profit                     $  449,946     $  384,300     $   65,646

     Gross profit percentage                13.2%           9.2%           4.0%


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

     The $65,646 increase in gross profit from feed and related sales for the period ended February 28, 1999 from the same period the previous year is a result of changes in the three variables described above numbers and partially due to classification changes which resulted in approximately $92,000 sales for the period ended February 28, 1998 being classified as feedlot services as compared to the current classification of feed and related sales.. For the period ended February 28, 1999, more rations were sold which contained a higher percentage of ingredients that contribute higher gross margins to the gross profit due to their lower cost and/or markup. Not included in the feed and related sales and costs of sales amounts for the period ended February 28, 1999 are sales of approximately $249,500 and cost of sale of approximately $234,400 for feed and related sales to cattle the Company is retaining ownership of and feeding to slaughter. This compares to similar sales of approximately $176,000 and cost of sales of approximately $164,500 for the period ended February 28, 1998. Sales for cattle fed to slaughter are recorded when the cattle are sold and are recorded as Fed cattle sales as described below.

     Fed cattle sales for the period ended February 28, 1999 were $1,300,572 while the cost of sales for the same period was $1,241,454 which resulted in a gross profit of $59,118 or 4.5% For the same period the previous year, fed cattle sales totaled $265,574 with a cost of sales of $303,071 which resulted in a gross loss of $37,497 or -14.1%. The Company, in an effort to maintain high numbers in the feedlot, lessen the effect of major customers and benefit from what is currently perceived as a good future for the cattle market, has implemented a policy of retaining ownership in and feeding to slaughter, cattle in the Company's feedlot, a major change from previous years when cattle were fed to slaughter on an inconsistent basis. The Company recognizes the fact that unforeseen events ranging form severe weather to government policies can have an adverse effect on the value of its inventory in cattle fed to slaughter, which would have a corresponding adverse effect on the Company's results of operations, financial position and liquidity. It is anticipated that all or most of the Company's inventory in cattle fed to slaughter will be price protected or hedged at break-even or better to protect the Company on the down side of any market fluctuations, but there are no assurances that this can always be accomplished. The Company regularly calculates the market value of its cattle fed to slaughter and adjusts its value downward if the market price is lower than the accumulated cost of the cattle. No adjustment was warranted for the period ended February 28, 1999 nor 1998.

     The following is a brief summary of the gross profit and gross profit percentages on sales of feedlot services:

                                                                      Increase
Six Months Ended February 28,            1999           1998         (Decrease)
--------------------------------------------------------------------------------
Sales of feedlot services              $ 634,872      $ 777,970      $(143,098)
Cost  of feedlot services              $ 671,462      $ 652,173      $  19,289
                                       ---------      ---------      ---------
     Gross profit  (Loss)              $ (36,590)     $ 125,797      $(162,387)
     Gross profit percentage               (5.8%)           7.8%         (13.6%)


     Sales of feedlot services consist primarily of yardage (pen rent) charged to the owners of the cattle on feed and grain processing charged for the processing of certain feed ingredients before they can be fed to the cattle. Yardage charges for the period ended February 28, 1999 decreased $120,154 or 31.2% from the same period the prior year partially due to the decrease in average head numbers and partially due to classification changes which resulted in approximately $92,000 sales for the period ended February 28, 1998 being classified as feedlot services as compared to the current classification of feed and related sales.. Grain processing charges decreased $96,300 or 37.3% for the period ended February 28, 1999 due to the mix of ingredients as described above and the decrease in average head numbers.

     As previously noted, the sales and cost of sales for the fall calf program are also included in the sales and cost of sales of feedlot services. If the fall calf program sales and costs are excluded, the gross profit percentage for the period ended February 28, 1999 is -8.6% compared to 19.6% for the same period the previous year.

     The cost of feedlot services consists largely of feedlot operating expenses. The total cost of feedlot services increased $19,289 for the period ended February 28, 1999 compared to the same period the prior year. If the fall calf program costs are excluded, the feedlot operating expenses decreased $90,339 for the period ended February 28, 1999 compared to the same period the prior year. This decrease is due to the decreases in variable costs, such as labor and equipment related costs, that are at least partially affected by the reduction in average head numbers described above.

     Other revenues increased $19,890 for the period ended February 28, 1999 as compared to the same period the prior year. This increase is the result of increases and decreases in various secondary revenue producing activities. The most significant of these in as increase of approximately $16,400 in income from other investments.

     Interest income increased $11,997 or 134.9% for the period ended February 28, 1999 over the same period the prior year due to the Company's "carrying" or financing greater amounts of customer feeding charges and from the Company's expansion into the area of financing customer's cattle and feed.

     Selling, general, and administrative expenses decreased $113,371 for the period ended February 28, 1999 over the same period the prior year. The most significant decrease was for participation losses, which totaled $110,000 for the period ended February 28, 1998 and no participation loss were incurred during the current period.

     Interest expense increased $31,402 for the period ended February 28, 1999 over the same period the prior year. This is the result of increased borrowings that were necessary to fund the increase in the Company's "carrying" or financing greater amounts of customer feeding charges and financing customer's cattle and feed as described above and for the increase in the Company's retained ownership and feeding cattle to slaughter.

     Income taxes are directly related to the net earnings before income taxes and certain assumptions that are made with the estimations. For the period ended February 28, 1999, income taxes increased $34,000 from the same period the prior year while pretax income increased $109,015.

Liquidity and Capital Resources
-------------------------------

     For the six months ended February 28, 1999 operating activities provided $4,800 more than were internally-required compared to a requirement of $1,238,214 for the same period the previous year, an increase of $1,243,014. Cash received from customers for the period increased $226,236 and cash paid to suppliers and employees decreased $1,133,576, for a total cash increase of $1,454,518. Interest received for the period increased $5,658, while interest paid increased $27,695 for a total cash decrease of $22,037. For the period ended February 28, 1998, the Company received tax refunds of $94,761; there were no comparable refunds in the current year.

     For the six months ended February 28, 1999 the net cash that was utilized by investing operations was $452,244 compared the cash provided the previous year of $248,067, resulting in a net cash decrease of $700,311. For the period ended February 28, 1999, the Company acquired other investments for $156,106 and equipment for $11,581; during the same period the previous year the Company acquired property and equipment for $1,933. During the period ended February 28, 1999, the Company initiated its customer financing program with loans to customers for their cattle on feed in the Company's feedlot in the amount of $284,557. For the period ended February 28, 1998, the Company collected $250,000 in loans to related parties.

     The net cash provided by financing activities was $404,827 for the six months ended February 28, 1999, a decrease in cash of $257,765 compared to the cash provided of $662,592 for the same period the prior year. The change in net short-term payments over short-term borrowings resulted in a $28,654 increase in funds provided for the six months ended February 28, 1999 compared to the of the same period the previous year. Net short-term cattle financing for the three months ended February 28, 1998 utilized $316,120 compared to providing $29,950 the same period the prior year, an increase in funds utilized of $346,070.

     The Company's working capital (current assets minus current liabilities) decreased by $65,762 for the six months ended February 28, 1999 from $909,156 at August 31, 1998 to $843,394 at February 28, 1998.

     Total Current Assets increased $828,497 from $2,425,378 at August 31, 1998 to $3,253,875 at February 28, 1999. Total Current Liabilities increased $894,258 from $1,516,222 at August 31, 1998 to $2,410,480 at February 28, 1999. Although
there are increases and decreases in all components, the two major change that are not attributable to being a point in time variance are the increases in inventories and notes receivable for customer financing, as described below.

     During the period ended February 28, 1998, the Company initiated the first loans to customers under its customer financing program in the amount of $284,557. This revenue generating program is offered to customers as an alternative to seeking funding from a financial institution and to out of state customers who raise their own cattle and have operating loans at financial institutions who are not comfortable with having their collateral in a feedlot which is out of state. This program differs from the normal trade accounts receivable in that the cost of the cattle is also financed, payments are made for feeding costs to satisfy tax deduction requirements, and the Company has formal notes signed and security agreements filed with the state. The Company requires set initial equity and set maintenance equity levels to minimize any potential loss to the Company. The Company has a separate revolving line of credit for this program as described below.

     Inventories increased $104,719 primarily due to a increase in the inventory of procurement cattle for sale to customers. At February 28, 1999, this inventory totaled $218,208 compared to a no inventory at August 31, 1998.

     Other investments increased $87,023 from $186,366 at August 31, 1998 to $342,472 at February 28, 1999. The most notable changes are for the period ended February 28, 1999, are:

     1. Increase of $68,616 in the Company's working investment in an unrelated company which owns several natural gas wells.

     2. Initial investment in an unrelated company that provides water and dispensing equipment for offices in the Denver metro area of $100,000.

     The Company has several revolving lines of credit from a local branch of a credit services company. All of the lines of credit mature December 1, 1999 and bear interest at approximately 1.0% over the prime rate (actual rate of 8.25% at February 28, 1999). The Company's operating line of $300,000 had an outstanding balance of $290,000 at February 28, 1999 which meant that the Company could generate an additional $10,000 cash if needed under this line of credit. This line of credit is secured by feed accounts receivable, feed inventories, and equipment. The Company's revolving line of credit for the purpose of owning and feeding cattle to slaughter. of $850,000 had an outstanding balance at February 28, 1999 of $682,491 which meant that the Company could generate an additional $167,509 cash if needed and qualified for cattle being fed to slaughter under this line of credit. The note is secured by specific cattle and cross collateralized with the revolving line of credit note above. The Company's line of credit for the purpose of financing qualified customers' cattle feeding programs. of $2,000,000, with a current qualification that the total outstanding cannot exceed $1,000,000, had an outstanding balance of $284,558 at February 28, 1999. This meant that the Company could generate an additional $715,442 cash if needed and qualified for cattle being financed for customers under this line of credit. The note is secured by specific customers' cattle and cross collateralized with the revolving lines of credit noted above. Miller Feeders, Inc. (MFI) has a $300,000 revolving line of credit at the same local branch of a credit services company for the procurement of feeder cattle for resale to customers. The line of credit matures on December 1, 1999 and bears interest at approximately 1.0% over the prime rate (actual rate of 8.25% at February 28, 1999). There was an outstanding balance at February 28, 1999 of $296,000 which meant that MFI could borrow up to $4,000 to purchase feeder cattle for resale to customers. The line is secured by feeder cattle inventories and feeder cattle accounts receivable and is cross collateralized with the Company's lines of credit noted above.

     The Company had no material commitments for capital expenditures at February 28, 1999. The Company is a co-signer with Miller Feed Lots, Inc. (MFL) (a related party) for a loan held by a third party insurance company. The loan in collateralized by the feedlot facilities that the Company leases from MFL and has an option to buy.. The loan had a principal balance at February 28, 1999 of $294,084. The Company does not believe it would suffer any adverse effects to its financial position or liquidity in the event MFL defaulted on the loan. Any liability for the loan would reduce the liability to MFL for the lease and any payments the Company would make on the loan would reduce the amount of the lease payments paid to MFL for the facilities.

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

     It is possible, however, that "Year 2000" problems incurred by the customers or suppliers of the Company could have a negative impact on future operations and financial performance of the Company, although the Company has not been able to specifically identify any such problems among its suppliers. The Company believes that it will not be dependent upon any single supplier for its equipment, or cattle and feed inventories in the Year 2000, and therefore has made the determination not to contact its primary suppliers to determine if they are developing plans to address processing transactions which may impact the Company in the year 2000. However, there can be no assurance that Year 2000 problems will not occur with respect to the Company's computer systems. Furthermore, the Year 2000 problem may impact other entities with which the Company transacts business and the Company cannot predict the effect on the Company. The Company is developing a contingency plan to operate in the event that any non- compliant customer or supplier systems that materially impact the Company are not remedied by January 1, 2000. Due to the specialized nature of some of the Company's computer programs and equipment, all potential problems and their contingencies, may not be identified in a manner timely enough to take preventative and/or corrective actions. Therefore, the Company concedes that the Year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operation.

                            PART II OTHER INFORMATION

Items 1 through 5 None.

Item 6  (b)- Exhibits and Reports on Form 8-K
On February 3, 1999, the Company filed an amended Form 8-K which discloses that the Company has entered into an amended exchange agreement with Miller Feed Lots, Inc. (MFL) pursuant to which the Company will issue 7,000,000 shares of its common stock to acquire all of the issued and outstanding common shares of MFL. The Company and MFL have also agreed to extend the date by which the closing of the transaction shall occurred to April 30, 1999. The proposed transaction with MFL is subject to shareholder approval.

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


                                          MILLER DIVERSIFIED CORPORATION
                                          ------------------------------
                                                   (Registrant)



     Date:  April 19, 1999                /s/ JAMES E. MILLER
                                          --------------------------------------
                                          James E. Miller
                                          President, Chief Executive Officer,
                                          Chief Financial Officer



     Date:  April  19, 1999               /s/ STEPHEN R. STORY
                                          --------------------------------------
                                          Stephen R. Story
                                          Secretary-Treasurer