Form 10QSB/A
period 1998-05-31
MILLER DIVERSIFIED CORP
filed 1999-04-30
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                     FORM 8

                       AMENDMENT TO APPLICATION OR REPORT
                  Filed pursuant to Section 12, 13, or 15(d) of
                       The SECURITIES EXCHANGE ACT of 1934


                         MILLER DIVERSIFIED CORPORATION
                         ------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                                 AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-QSB for the quarter ended May 31, 1998, as set forth in the pages attached hereto.

     Entire Revised From 10-QSB attached with changes to the following:

         PART I  FINANCIAL INFORMATION
                  Item 1. Financial Statements
                          Consolidated Balance Sheets
                          Consolidated Statements of Earnings (Unaudited) Consolidated Statements of Cash Flows (Unaudited) Notes to Consolidated Financial Statements (Unaudited)

                  Item 2. Management's  Discussion  and  Analysis  of  Financial
                          Condition and Results of Operations

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereto duly authorized.

                                                  MILLER DIVERSIFIED CORPORATION
                                                  ------------------------------
                                                           (Registrant)



Date     April 26, 1999                           By: /s/ Stephen R. Story
                                                    ----------------------------
                                                    Stephen R. Story
                                                    Secretary/Treasurer

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934


                       For the Quarter Ended May 31, 1998

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

                                  YES  X    NO


Number of shares of Common Stock, par value $.0001, outstanding on July 22, 1998, 6,364,640.

Transitional Small Business Disclosure Format: YES      NO   X

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

                                                          May 31,     August 31,
                                                           1998          1997
                                                           ----          ----

ASSETS
------
Current Assets:
  Cash                                                  $   68,010    $  359,278
  Trade accounts receivable                                886,940       483,888
  Trade accounts receivable-related parties --                --          55,685
  Accounts receivable - related parties                     80,470         8,897
   Income tax refunds receivable                              --          94,761
  Inventories                                            1,230,729       466,449
  Prepaid expenses                                          14,324        19,337
  Current portion of note                                     --         250,000
                                                        ----------    ----------
    Total Current Assets                                 2,280,473     1,738,295
                                                        ----------    ----------

Property and Equipment:
  Feedlot facility under capital lease -
    related party                                        1,497,840     1,497,840
  Equipment                                                 77,453        77,453
  Equipment under capital leases -
    related party                                           30,649        64,092
  Leasehold improvements                                    92,336        90,403
                                                        ----------    ----------
                                                         1,698,278     1,729,788
  Less:  Accumulated depreciation
         and amortization                                  559,248       525,320
                                                        ----------    ----------
    Total Property and Equipment                         1,139,030     1,204,468
                                                        ----------    ----------

Other Assets:
  Securities available for sale                             16,382        29,313
  Other investments                                        118,418          --
  Notes receivable - related party                         300,000       300,000
   Note receivable                                          65,000          --
  Deferred income taxes                                    176,962       176,962
  Deposits and other                                        15,885         1,500
                                                        ----------    ----------
    Total Other Assets                                     692,647       507,775
                                                        ----------    ----------
TOTAL ASSETS                                            $4,112,150    $3,450,538
                                                        ==========    ==========


Continued on next page

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

                                                        May 31,       August 31,
                                                         1998           1997
                                                         ----           ----

LIABILITIES
-----------
Current Liabilities:
  Bank overdraft                                     $     2,757    $      --
  Notes payable                                          474,024           --
  Trade accounts payable                                 604,552        418,686
  Income taxes payable                                     6,195           --
  Accrued expenses                                        28,432         17,061
  Customer advance feed contracts                         52,906         14,907
  Customer advance feed contracts -
     related parties                                        --           40,892
  Current portion of capital lease obligations -
      related party                                       24,284         28,637
                                                     -----------    -----------
    Total Current Liabilities                          1,193,150        520,183

Capital Lease Obligations - related party                993,564      1,015,914
                                                     -----------    -----------

  Total Liabilities                                    2,186,714      1,536,097

Commitments                                                 --             --

STOCKHOLDERS' EQUITY
--------------------
Preferred Stock                                             --             --
Common Stock, par value $.0001 per share;
 25,000,000 shares authorized; 6,364,640
 shares issued and outstanding                               636            636
Additional Paid-in Capital                             1,351,693      1,351,693
Unrealized Gain (Loss) on Securities
 available for sale                                       (3,718)        (9,213)
Retained Earnings                                        576,825        552,899
                                                     -----------    -----------
    Total Stockholders' Equity                         1,925,436      1,914,441
                                                     -----------    -----------

TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                     $ 4,112,150    $ 3,450,538
                                                     ===========    ===========


See Accompanying Notes to Unaudited Consolidated Financial Statements

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS


Nine Months Ended May 31,                                1998           1997
-------------------------------------------------------------------------------

Revenue:
  Feed and related sales                             $ 6,297,559    $ 7,119,214
  Fed cattle sales                                     1,120,281           --
  Feedlot services                                     1,235,426      1,730,534
  Other                                                   19,158         61,510
  Interest income                                         21,077         18,361
  Interest income - related party                         19,750         11,250
  Gain on sale of assets                                   6,282           --
                                                     -----------    -----------

    Total Revenue                                      8,719,233      8,940,869
                                                     -----------    -----------

Costs and Expenses:
  Cost of:
     Feed and related sales                            5,638,147      6,582,429
     Fed cattle sales                                  1,206,817           --
     Feedlot services                                  1,091,950      1,575,622
  Selling, general, and administrative                   649,746        560,979
  Interest                                                17,687         10,485
  Interest on capital leases - related party              85,065         88,313
  Loss on sale of assets                                    --          178,452
                                                     -----------    -----------
    Total Costs and Expenses                           8,689,412      8,996,280
                                                     -----------    -----------

Income (Loss) Before Income Taxes                         30,121        (55,411)

Income Tax Expense (Benefit)                               6,195       (325,924)
                                                     -----------    -----------

NET INCOME (LOSS)                                    $    23,926    $   270,513
                                                     ===========    ===========

INCOME PER COMMON SHARE                              $       Nil    $      0.04
                                                     ===========    ===========


Weighted Average Number of Common
   Shares Outstanding                                  6,364,640      6,364,640
                                                     ===========    ===========



See Accompanying Notes to Unaudited Consolidated Financial Statements

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS


Three Months Ended May 31,                              1998            1997
-------------------------------------------------------------------------------

Revenue:
  Feed and related sales                             $ 2,105,169    $ 2,414,806
  Fed cattle sales                                       854,708           --
  Feedlot services                                       457,456        613,178
  Other                                                    6,561         15,192
  Interest income                                         12,095          4,480
  Interest income - related party                          4,500          3,750
                                                     -----------    -----------

    Total Revenue                                      3,440,489      3,051,406
                                                     -----------    -----------

Costs and Expenses:
  Cost of:
     Feed and related sales                            1,830,058      2,205,699
     Fed cattle sales                                    903,746           --
     Feedlot services                                    439,777        547,756
  Selling, general, and administrative                   170,619        165,544
  Interest                                                16,004           (512)
  Interest on capital leases - related party              28,105         29,138
  Loss on sale of assets                                    --          178,452
                                                     -----------    -----------

    Total Costs and Expenses                           3,388,309      3,126,077
                                                     -----------    -----------

Earnings (Loss) Before Income Taxes                       52,180        (74,671)

Income Tax  (Benefit)                                     11,524       (329,631)
                                                     -----------    -----------

NET EARNINGS                                         $    40,656    $   254,960
                                                     ===========    ===========

INCOME PER COMMON SHARE                              $      0.01    $      0.04
                                                     ===========    ===========


Weighted Average Number of Common
   Shares Outstanding                                  6,364,640      6,364,640
                                                     ===========    ===========


See Accompanying Notes to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS


Nine Months Ended May 31,                                1998           1997
-------------------------------------------------------------------------------

Cash Flows from Operating Activities:
  Cash received from customers                       $ 8,312,297    $ 9,085,358
  Cash paid to suppliers and employees                (9,320,719)    (8,808,882)
  Interest received                                       41,525         29,611
  Interest paid                                          (96,672)      (100,432)
  Taxes refunds received                                  94,761           --
  Taxes paid                                                --          (93,000)
                                                     -----------    -----------
    Net Cash Provided (Utilized) by
      Operating Activities                              (968,808)       112,655
                                                     -----------    -----------

Cash Flows from Investing Activities:
  Acquisition of property and equipment                   (1,933)       (13,864)
  Proceeds from sale of property and equipment              --          645,893
  Acquisition of other investments                      (118,418)          --
  Loans to unrelated customers                           (65,000)          --
  Loans to related parties                                  --         (300,000)
  Collections on loans to related parties                250,000           --
                                                     -----------    -----------
   Net Cash Provided by Investing Activities              64,649        332,029
                                                     -----------    -----------

Cash Flows from Financing Activities:
  Proceeds from notes payable                          2,130,458      1,213,000
  Principal payments on::
       Short-term notes payable                       (1,656,434)    (1,373,000)
       Capital lease obligations - related party         (20,899)       (38,365)
  Net increase (decrease) in short-term feeder
       cattle financing                                 157,1009       (275,637)
  Increase in cash overdraft                               2,757         19,135
                                                     -----------    -----------
   Net Cash Provided  (Utilized) by
         Financing Activities                            612,891       (454,867)
                                                     -----------    -----------

Net Decrease in Cash                                    (291,268)       (10,183)

Cash, Beginning of Year                                  359,278         86,551
                                                     -----------    -----------

Cash, End of Period                                  $    68,010    $    76,368
                                                     ===========    ===========

Continued on next page.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

Nine Months Ended May 31,                                  1998          1997
-------------------------------------------------------------------------------

Reconciliation of Net Income  to Net
  Cash Provided by Operating Activities:
  Net income                                             $  23,926    $ 270,513
  Adjustments:
    Loss on sale of property and equipment                    --        178,452
    Depreciation and amortization                           61,567       79,838
    Decrease in deferred income taxes                         --       (238,000)
    Changes in assets and liabilities net of
       short-term feeder cattle financing:
      (Increase) decrease in:
        Trade accounts receivable                         (394,692)      16,996
        Trade accounts receivable - related party           31,874       79,536
        Accounts receivable - related party                (71,573)      35,914
        Income taxes receivable                             94,761      (94,345)
        Inventories                                       (905,838)     (33,091)
        Prepaid expenses                                     5,013          151
        Deposits and other                                 (14,385)     (30,000)
      Increase (decrease) in:
        Trade accounts payable and accrued
          expenses                                         197,237      (48,571)
        Accrued income taxes payable                         6,195      (86,579)
        Customer advance feed contracts                     (2,894)     157,104
        Customer advance feed contracts
               -related parties                               --       (175,263)
                                                         ---------    ---------
        Net Cash Provided (Utilized) by
          Operating Activities                           $(968,809)   $ 112,655
                                                         =========    =========





See Accompanying Note to Unaudited Consolidated Financial Statements

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                  Amortized  Estimated    Gross  -  Unrealized
                                    Cost    Market Value  Gains       Losses
--------------------------------------------------------------------------------
August 31, 1997
   Equity Securities               $20,100    $29,313    $ 9,213    $     --

November 30, 1997
   Equity Securities               $20,100    $19,404    $  --      $      696

February 28, 1998
   Equity Securities               $20,100    $18,969    $  --      $    1,131

May 30, 1998
   Equity Securities               $20,100    $16,382    $  --      $    3,718

--------------------------------------------------------------------------------

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

     A summary of the net earnings (loss) for the nine months of the fiscal year ended May 31, 1998, compared to the same periods the year before is as follows:

Nine Months  Ended May 31,             1998             1997           Increase
                                                                      (Decrease)
--------------------------------------------------------------------------------
First Quarter                       $  43,165        $  31,524        $  11,641
Second Quarter                      $ (59,895)       $ (15,972)       $ (43,923)
Third Quarter                       $  40,656        $ 254,960        $(214,304)
--------------------------------------------------------------------------------
Nine month total                    $  23,926        $ 270,512        $(246,586)


     The most significant factor that affects operating results is the average head numbers of cattle per day ("average head days") in the Company's feedlot because feed is sold and feedlot services are rendered to the cattle owners. Sales of feed and feedlot services account for 95% or more of the Company's revenues. The average head days for the periods being compared were as follows:

Nine Months  Ended May 31,                  1998           1997        Increase
                                                                      (Decrease)
--------------------------------------------------------------------------------
First Quarter                              15,721         16,377         (656)
Second Quarter                             16,131         15,616          515
Third Quarter                              16,798         16,656          142
Nine months combined                       16,038         16,038         --


     Although there was no change in the average head numbers for the nine months ended May 31, 1998 compared to the previous year, the timing of the variations did have a minor impact on earnings as described below.

     Another factor that affected earnings for the nine months ended May 31, 1998 and 1997, and that did or will impact average head numbers and earnings later in the fiscal year, is the Company's "fall calf program". As a service to customers, the Company purchases for them calves weaned in the fall and places them with local farmer-feeders who feed and care for the calves until the following February through April when the cattle are transferred to the Company's feedlot. These fall calf programs are undertaken on essentially a break-even basis; that is, the amounts paid to the farmer-feeders are about the same as the amounts charged to the customers. Although originally undertaken as a method to improve placements in February through April when cattle placements were usually low, changes in the industry coupled with the Company's commitment to retain ownership on more cattle and feed them to slaughter has lessened the impact of the program. The Company will continue to take advantage of any benefits that the program can produce. The revenues are recorded as sales of feedlot services and the costs as the cost of feedlot services. Therefore, a high volume in the fall calf program can reduce the gross profit percentage on sales of feedlot services. For the period ended May 31, 1998, the Company had

3,074 head in its fall calf program as compared to 4,146 head the previous year. This resulted in a decrease in the sales and costs of the fall calf program for the nine months ended May 31, 1998 over the same period the previous year of about $510,000 and had a significant impact of the increase in the gross profit percentage from sales of feedlot services as noted below. Although a majority of the decrease in the fall calf program is associated with the decrease in the number of head on the program, some of the decrease can be attributed to the fact that the placements in the current year started later than in the period ended May 31, 1997, therefore less charges and payments have been made. This later start was created by the prevailing market prices and customer commitments. With the change in the Company's policy to increasing the number of cattle the Company maintains ownership of and feeds to slaughter, along with changing patterns in the industry, the Company is expecting placement levels for the balance of the current year to be at or above the placement levels of prior years. Even with continued placements of cattle not in the fall calf program, the Company anticipates taking advantage of any benefits that may arise from feeding cattle with outside farmers/feeders.

     Other key factors that affect earnings are the gross profit percentages on feed and other sales, and on feedlot services. The following is a brief summary of gross profit and gross profit percentages on feed and other sales:

Nine Months  Ended May 31,               1998           1997         Increase
                                                                    (Decrease)
--------------------------------------------------------------------------------
Feed and other sales                  $6,297,559     $7,119,214     $ (821,655)
Cost of feed and other sales          $5,638,147     $6,582,429     $ (944,282)
--------------------------------------------------------------------------------
Gross profit                          $  659,412     $  536,785     $  122,627
Gross profit percentage                     10.5%           7.5%           2.9%

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

     The $122,627 increase in gross profit from feed and other sales for the period ended May 31, 1998 from the same period the previous year is a result of changes in three variables described above. For the period ended May 31, 1998, more rations were sold which contained a higher percentage of ingredients that contribute higher gross margins to the gross profit due to their lower cost and/or markup. In an effort to maintain a competitive edge in the industry by keeping feeding costs down, as well as build goodwill with its customers, management lowered the markup on corn for a portion of the nine months ended May 31, 1997. As a result of a more stabilized market, this adjustment was not necessary during the period ended May 31, 1998. Management is not anticipating the continuance of this lower markup policy into the balance of the fiscal year. Not included in the feed and related sales and costs of sales amounts for the period ended May 31, 1998 are sales of approximately $371,200 and cost of sale of approximately $350,6400 for feed and related sales to cattle the Company is retaining ownership of and feeding to slaughter. There were no comparable sales nor costs of sales the previous year. The Company recognizes the fact that unforeseen events ranging form severe weather to government policies can have an adverse effect on the value of its inventory in cattle fed to slaughter, which would have a corresponding adverse effect on the Company's results of operations, financial position and liquidity. The Company regularly calculates the market value of its cattle fed to slaughter and adjusts its value downward if the market price is lower than the accumulated cost of the cattle. No adjustment was warranted for the period ended May 31, 1998, nor 1997.

     Fed cattle sales for the period ended May 31, 1998 were $1,120,281 while the cost of sales for the same period was $1,206,817 which resulted in a gross loss of $86,536 or -7.7% There were no comparable sales nor costs of sales the previous year.

     The following is a brief summary of the gross profit and gross profit percentages on sales of feedlot services:

Nine Months  Ended May 31,             1998            1997           Increase
                                                                     (Decrease)
--------------------------------------------------------------------------------
Sales of feedlot services           $1,235,426      $1,730,534      $ (495,108)
Cost of feedlot services            $1,091,950      $1,575,622      $ (483,672)
--------------------------------------------------------------------------------
Gross profit                        $  143,476      $  154,912      $  (11,436)
Gross profit percentage                   11.6%            9.0%            2.7%


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

     The cost of feedlot services consists largely of feedlot operating expenses. The total cost of feedlot services decreased $483,672 for the period ended May 31, 1998 compared to the same period the prior year. If the fall calf program costs are excluded, the feedlot operating expenses increased $27,282 for the period ended May 31, 1998 compared to the same period the prior year. Even though there was no change in the average head days, changes in the types of ingredients used in the rations has required additional equipment rental, equipment fuel and repair costs

     Other revenues decreased $42,352. This decrease is primarily the result of sale of the Company's Thornton, Colorado property in May 1997. The property had been used for boarding horses, from which the Company received approximately $26,300 in rental fees for the period ended May 31, 1997. Due to corresponding reductions in management, sales and administrative costs, management does not expect the loss of revenue from the discontinued operations to have a negative effect on the Company's earnings. The balance of the increase is the result of increases and decreases in various secondary revenue producing activities.

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


Liquidity and Capital Resources
-------------------------------

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

     Inventories increased $764,280 due to an increase in the level of company owned feeder cattle being fed for slaughter. At May 31, 1998, this inventory totaled $996,579 compared to a $0 inventory at August 31, 1997. This increase is the result of management's decision to feed more Company owned cattle to reduce the amount of participating agreements, which are agreements the Company enters into with a customer in which the Company participates in the profits and losses of the customer's feeding program, and to lessen the impact of major customers

     The Company has a revolving line of credit of $300,000 from a local branch of a credit services company that matures December 1, 1998 and bears interest at approximately 1.0% over the prime rate (actual rate of 9.00% at May 31, 1998). There was no outstanding balance at May 31, 1998 which meant that the Company could generate an additional $300,000 cash if needed under this line of credit. The note is secured by feed accounts receivable, feed inventories, and equipment. The Company also has a revolving line of credit of $850,000 from the same local branch of a credit services company for the purpose of owning and feeding cattle to slaughter. This line of credit also matures December 1, 1998 and bears interest at approximately 1.0% over the prime rate (actual rate of 9.00% at May 31, 1998). There was an outstanding balance at May 31, 1998 of $424,000 which meant that the Company could generate an additional $426,000 cash if needed under this line of credit. The note is secured by specific cattle and cross collateralized with the revolving line of credit note above. The Company has another revolving line of credit of $2,000,000 from the same local branch of a credit services company for the purpose of financing qualified customers' cattle feeding programs. This line of credit also matures December 1, 1998 and bears interest at approximately 1.0% over the prime rate (actual rate of 9.00% at May 31, 1998). There was no outstanding balance at May 31, 1998. The Company did not have any requests from customers to provide this service which meant that the Company could not generate any additional cash under this line of credit. The note is secured by specific customers' cattle and cross collateralized with the revolving lines of credit noted above. Miller Feeders, Inc. (MFI) has a $300,000 revolving line of credit at the same local branch of a credit services company for the procurement of feeder cattle for resale to customers. The line of credit matures on December 1, 1998 and bears interest at approximately 1.0% over the prime rate (actual rate of 9.00% at May 31, 1998). There was an outstanding balance at May 31, 1998 of $50,024 which meant that MFI could borrow up to $249,976 to purchase feeder cattle for resale to customers. The line is secured by feeder cattle inventories and feeder cattle accounts receivable and is cross collateralized with the Company's lines of credit noted above.


     The Company had no material commitments for capital expenditures at May 31, 1998. The Company is a co-signer with Miller Feed Lots, Inc. (MFL) (a related party) for a loan held by a third party insurance company. The loan in collateralized by the feedlot facilities that the Company leases from MFL and has an option to buy.. The loan had a principal balance at May 31, 1998 of $319,164. The Company does not believe it would suffer any adverse effects to its financial position or liquidity in the event MFL defaulted on the loan. Any liability for the loan would reduce the liability to MFL for the lease and any payments the Company would make on the loan would reduce the amount of the lease payments paid to MFL for the facilities.

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


                                             MILLER DIVERSIFIED CORPORATION
                                             ------------------------------
                                                      (Registrant)



     Date:  April 26, 1999                   /s/JAMES E MILLER
                                             ----------------------------------
                                             James E. Miller
                                             President, Chief Executive Officer,
                                             Chief Financial Officer



     Date:  April 26, 1999                   /s/STEPHEN R. STORY
                                             ----------------------------------
                                             Stephen R. Story
                                             Secretary-Treasurer