Form 10QSB
period 1999-05-31
MILLER DIVERSIFIED CORP
filed 1999-07-20
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934


                       For the Quarter Ended May 31, 1999

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

                                   YES X   NO


Number of shares of Common Stock, par value $.0001, outstanding on July 16, 1999, 6,364,640.

Transitional Small Business Disclosure Format: YES   NO X

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

                                                         May 31,      August 31,
                                                          1999           1998
                                                          ----           ----
ASSETS
------
Current Assets:
  Cash                                                 $   57,175     $   63,656
  Trade accounts receivable                             1,080,979        823,576
  Accounts receivable - related parties                   370,143        203,137
   Notes receivable - customer financing                  440,461           --
  Inventories                                           1,383,927      1,321,467
  Prepaid expenses                                         17,771         13,542
                                                       ----------     ----------
    Total Current Assets                                3,350,456      2,425,378
                                                       ----------     ----------
Property and Equipment:
  Feedlot facility under capital lease -
    related party                                       1,497,840      1,497,840
  Equipment                                               100,336         77,453
  Equipment under capital leases -
    related party                                          30,649         30,649
  Leasehold improvements                                  131,043        131,043
                                                       ----------     ----------
                                                        1,759,868      1,736,985
  Less:  Accumulated depreciation
         and amortization                                 645,505        581,331
                                                       ----------     ----------
    Total Property and Equipment                        1,114,363      1,155,654
                                                       ----------     ----------

Other Assets:
  Securities available for sale                            10,775         10,347
  Other investments                                       376,435        186,366
  Notes receivable - related party                        300,000        300,000
  Deferred income taxes                                   233,142        233,142
  Deposits and other                                       16,500         30,885
                                                       ----------     ----------
    Total Other Assets                                    936,852        760,740
                                                       ----------     ----------
TOTAL ASSETS                                           $5,401,671     $4,341,772
                                                       ==========     ==========


Continued on next page

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

                                                        May 31,       August 31,
                                                         1999           1998
                                                         ----           ----
LIABILITIES
-----------
Current Liabilities:
  Bank overdraft                                     $    40,089    $      --
  Notes payable                                        1,725,476      1,001,327
  Trade accounts payable                                 391,720        440,848
  Income taxes payable                                    75,356           --
  Accrued expenses                                        54,935         32,046
  Customer advance feed contracts                        148,482         14,907
  Current portion of capital lease obligations -
      related party                                       27,075         27,094
                                                     -----------    -----------
    Total Current Liabilities                          2,463,133      1,516,222

Capital Lease Obligations - related party                964,411        984,432
                                                     -----------    -----------

  Total Liabilities                                    3,427,544      2,500,654

Commitments

STOCKHOLDERS' EQUITY
--------------------
Preferred Stock                                             --             --
Common Stock, par value $.0001 per share;
 25,000,000 shares authorized; 6,364,640
 shares issued and outstanding                               636            636
Additional Paid-in Capital                             1,351,693      1,351,693
Unrealized Gain (Loss) on Securities
 available for sale                                       (9,325)        (9,753)
Retained Earnings                                        631,123        498,542
                                                     -----------    -----------
    Total Stockholders' Equity                         1,974,127      1,841,118
                                                     -----------    -----------

TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                     $ 5,401,671    $ 4,341,772
                                                     ===========    ===========


See Accompanying Notes to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Restated
Nine Months Ended May 31                                  1999           1998
------------------------                                  ----           ----

Revenue:
  Feed and related sales                               $5,070,556     $6,297,559
  Fed cattle sales                                      1,577,505      1,120,281
  Feedlot services                                      1,111,521      1,235,426
  Other                                                    53,316         19,158
  Interest income                                          38,902         21,077
  Interest income - related party                          13,500         19,750
  Gain on sale of assets                                     --            6,282
                                                       ----------     ----------
    Total Revenue                                       7,865,300      8,719,533
                                                       ----------     ----------

Costs and Expenses:
  Cost of:
     Feed and related sales                             4,366,623      5,638,147
     Fed cattle sales                                   1,498,874      1,206,817
     Feedlot services                                   1,097,403      1,091,950
  Selling, general, and administrative                    574,548        649,746
  Interest                                                 37,188         17,687
  Interest on capital leases - related party               82,727         85,065
                                                       ----------     ----------
    Total Costs and Expenses                            7,657,363      8,689,412
                                                       ----------     ----------

Income Before Income Taxes                                207,937         30,121

Income Tax Expense                                         75,356          6,195
                                                       ----------     ----------

NET INCOME                                             $  132,581     $   23,926
                                                       ==========     ==========

INCOME PER COMMON SHARE                                $      .02     $      Nil
                                                       ----------     ----------

Weighted Average Number of Common
   Shares Outstanding                                   6,364,640      6,364,640
                                                       ==========     ==========


See Accompanying Notes to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Restated
Three Months Ended May 31,                                1999           1998
--------------------------                                ----           ----

Revenue:
  Feed and related sales                               $1,661,251     $2,105,169
  Fed cattle sales                                        276,934        854,708
  Feedlot services                                        476,649        457,456
  Other                                                    14,544          6,561
  Interest income                                          18,015         12,095
  Interest income - related party                           4,500          4,500
                                                       ----------     ----------
    Total Revenue                                       2,451,893      3,440,489
                                                       ----------     ----------

Costs and Expenses:
  Cost of:
     Feed and related sales                             1,407,264      1,824,591
     Fed cattle sales                                     257,420        909,213
     Feedlot services                                     425,941        439,777
  Selling, general, and administrative                    208,793        170,619
  Interest                                                 4,102.         16,004
  Interest on capital leases - related party               27,392         28,105
                                                       ----------     ----------
    Total Costs and Expenses                            2,330,912      3,388,309
                                                       ----------     ----------

Income before Income Taxes                                120,981         52,180

Income Tax                                                 46,685         11,524
                                                       ----------     ----------

NET INCOME                                             $   74,296     $   40,656
                                                       ==========     ==========

INCOME PER COMMON SHARE                                $      .01     $      Nil
                                                       ----------     ----------


Weighted Average Number of Common
   Shares Outstanding                                   6,364,640      6,364,640
                                                       ==========     ==========


See Accompanying Notes to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS


Nine Months Ended May 31,                                1999           1998
-------------------------                                ----           ----

Cash Flows from Operating Activities:
  Cash received from customers                       $ 7,836,776    $ 8,312,297
  Cash paid to suppliers and employees                (7,734,353)    (9,320,719)
  Interest received                                       52,402         41,525
  Interest paid                                         (104,387)       (96,672)
  Taxes received                                            --           94,761
                                                     -----------    -----------
    Net Cash Provided (Utilized) by
      Operating Activities                                50,438       (968,808)
                                                     -----------    -----------
Cash Flows from Investing Activities:
  Acquisition of property and equipment                  (22,882)        (1,933)
  Acquisition of other investments                      (190,070)      (118,418)
  Collections on loans to related parties                   --          250,000
  Loans to unrelated customers -financing               (440,460)          --
  Loans to unrelated customer                               --          (65,000)
                                                     -----------    -----------
   Net Cash Provided (Utilized) by
         Investing Activities                           (653,412)        64,649
                                                     -----------    -----------
Cash Flows from Financing Activities:
  Proceeds from notes payable                          4,292,206      2,130,458
  Principal payments on::
       Short-term notes payable                       (3,568,058)    (1,656,434)
       Capital lease obligations - related party         (20,040)       (20,899)
  Net increase (decrease) in short-term feeder
       cattle financing                                 (147,704)       157,009
  Increase in cash overdraft                              40,089          2,757
                                                     -----------    -----------
   Net Cash Provided  (Utilized)by
         Financing Activities                            596,493        612,891
                                                     -----------    -----------
Net Decrease in Cash                                      (6,481)      (291,268)
Cash, Beginning of Year                                   63,656        359,278
                                                     -----------    -----------
Cash, End of Year                                    $    57,175    $    68,010
                                                     ===========    ===========


Continued on next page.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

Nine Months Ended May 31,                                   1999         1998
-------------------------                                   ----         ----

Reconciliation of Net Income (Loss) to Net
  Cash Provided by Operating Activities:
  Net income                                             $ 132,581    $  23,926
  Adjustments:
    Depreciation and amortization                           64,174       61,567
    Changes in assets and liabilities net of
       short-term feeder cattle financing:
      (Increase) decrease in:
        Trade accounts receivable                         (109,699)    (394,692)
        Trade accounts receivable - related party             --         31,874
        Accounts receivable - related party               (167,005)     (71,573)
        Income taxes receivable                               --         94,761
        Inventories                                        (62,461)    (905,838)
        Prepaid expenses                                    (4,231)       5,013
        Deposits and other                                  14,385      (14,385)
      Increase (decrease) in:
        Trade accounts payable and accrued
          expenses                                         (26,238)     197,237
        Accrued income taxes payable                        75,356        6,195
        Customer advance feed contracts                    133,576       (2,894)
                                                         ---------    ---------
        Net Cash Provided (Utilized) by
          Operating Activities                           $  50,548    $(968,809)
                                                         =========    =========


See Accompanying Notes to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Securities Available for Sale

                                 Amortized    Estimated     Gross  -  Unrealized
                                    Cost     Market Value   Gains       Losses
                                    ----     ------------   -----       ------
August 31, 1998
   Equity Securities              $20,100      $10,347      $  --      $ 9,753

May 31, 1999
   Equity Securities              $20,100      $10,775      $  --      $ 9,325


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

The consolidated balance sheets as of May 31, 1999 and August 31, 1998, the consolidated statements of earnings for the three months and nine months ended May 31, 1999 and 1998 and consolidated statements of cash flows for the nine months ended May 31, 1999 and 1998 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by the rules and regulations of the Securities and Exchange Commission.

The consolidated statements of earnings for the three months and nine months ended May 31, 1998 have been restated to provide continuity in the reporting of Feed and related sales and cost of sales and Fed cattle sales and cost of sales which were not segregated on Form 10-QSB for the period ended May 31, 1998. The restatement had no effect on the results of operations, financial position nor liquidity,

In preparation of the above-described financial statements, all adjustments of a normal and recurring nature have been made. The Company believes that the accompanying unaudited financial statements contain all adjustments necessary to present fairly the results of operations and cash flows for the periods presented. Further, management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the annual financial statements and the notes thereto. The operations for the nine month period ended May 31, 1999 are not necessarily indicative of the results to be expected for the year.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

     A summary of the net earnings (loss) for the nine months of the fiscal year ended May 31, 1999, compared to the same period the year before is as follows:

Nine Months Ended May 31,               1999             1998          Increase
-------------------------               ----             ----          --------
First Quarter                        $  61,884        $  43,165        $  18,719
Second Quarter                       $  (3,599)       $ (59,895)       $  56,296
Third Quarter                        $  74,296        $  40,656        $  33,640
                                     ---------        ---------        ---------
Nine month total                     $ 132,581        $  23,926        $ 108,655

     The most significant factor that affects operating results is the average head numbers of cattle per day ("average head days") in the Company's feedlot because feed is sold and feedlot services are rendered to the cattle owners. Sales of feed and feedlot services account for 79% and 86% of the Company's total revenues for the nine month periods ended May 31, 1999 and 1998, respectively. As noted below, fed cattle sales, which accounted for 20% and 13% of the total revenues for the periods ended May 31, 1999 and 1998, respectively are beginning to have a greater influence on the COmpany's total revenues. The increase is the result of management's policy change to feeding more cattle to slaughter for the Company's account.

     Average Head Days Summary                                         Increase
Nine Months Ended May 31,                 1999           1998         (Decrease)
-------------------------                 ----           ----         ----------
First Quarter                            14,114         15,721         (1,607)
Second Quarter                           14,746         16,131         (1,385)
Third Quarter                            16,907         16,798            109
Nine months combined                     15,088         16,038           (950)

     The 950 or 5.9% decrease in average head days for the nine months ended May 31, 1999 compared to the previous year, impacted several areas as described below.

     Another factor that affected earnings for the nine months ended May 31, 1999 and 1998, is the Company's "fall calf program". As a service to customers, the Company purchases for them calves weaned in the fall and places them with local farmer-feeders who feed and care for the calves until the following February through April when the cattle are transferred to the Company's feedlot. These fall calf programs are undertaken on essentially a break-even basis; that is, the amounts paid to the farmer-feeders are about the same as the amounts charged to the customers. Although originally undertaken as a method to improve placements in February through April when cattle placements were usually low, changes in the industry coupled with the Company's commitment to retain ownership on more cattle and feed them to slaughter has lessened the impact of the program . The Company will continue to take advantage of any benefits that the program can produce. The revenues are recorded as sales of feedlot services and the costs as the cost of feedlot services. Therefore, a high volume in the fall calf program can reduce the gross profit percentage on sales of feedlot services. For the period ended May 31, 1999, the Company had an average of 925 head in its fall calf program as compared to an average of 1,727 head the previous year. This decline in average head in the result of the cattle being transferred into the Company's feedlot earlier for the period ended May 31, 1999 than the previous year due to earlier placement, better conditions and space availability in the Company feedlot. This resulted in an increase in the sales and costs of the fall calf program for the nine months ended May 31, 1999 over the same period the previous year of approximately $45,400 and had a impact on the increase in the gross profit percentage from sales of feedlot services as noted below. The actual decrease in the fall calf program should not have any effect on the Company's overall placements, financial position, results of operations or liquidity. With the change in the Company's policy to increasing the number of cattle the Company maintains ownership of and feeds to slaughter, along with changing patterns in the industry, the Company is expecting placement levels for the balance of the current year to be at or above the placement levels of prior years. Even with continued placements of cattle not in the fall calf program, the Company anticipates taking advantage of any benefits that may arise from feeding cattle with outside farmers/feeders.


     Other key factors that affect earnings are the gross profit percentages on feed and related sales, and on feedlot services. The following is a brief summary of gross profit and gross profit percentages on feed and related sales:

                                                     Restated        Increase
Nine Months Ended May 31,               1999           1998         (Decrease)
-------------------------               ----           ----         ----------
Feed and related sales               $ 5,070,556    $ 6,297,559    $(1,227,003)
Cost of feed and
    related sales                    $ 4,366,623    $ 5,638,147    $(1,271,524)
                                     -----------    -----------    -----------
     Gross profit                    $   703,933    $   659,412    $    44,521

     Gross profit percentage                13.9%          10.5%           3.4%

     A variety of feed ingredients, which are separately marked up, are combined in varying percentages and sold as various rations. The the gross profit percentage on feed sales is affected by four variables:

     (1)  the type and quantity of individual rations sold

     (2)  the "recipe" or formulation of the individual rations

     (3) feed ingredients sold under customer advance feed contracts which are not subject to management's discretionary pricing decisions

     (4) feed and the cost of feed, less any markup, fed to cattle owned by the Company is excluded from feed sales and cost of sales. The cost of feed, less any markup, is included with the inventory value of cattle owned by the Company and fed to slaughter.

Due to the interrelationship of all of the factors, it is impractical to attempt quantify the effects of each factor on the change in feed and related sales and cost of sales. Generally speaking, though, the greatest effect is caused by the type and quantity of individual rations sold and the formulation of each ration. These are affected by the size of the cattle being fed, market availability and price of individual ingredients and special program requirements of individual customers.

     The $44,521 increase in gross profit from feed and related sales for the period ended May 31, 1999 from the same period the previous year is a result of changes in the four variables described above. For the period ended May 31, 1999, more rations were sold which contained a higher percentage of ingredients that contribute higher gross margins to the gross profit due to their lower cost and/or markup. Not included in the feed and related sales and costs of sales amounts for the period ended May 31, 1999 are sales of approximately $590,000 and cost of sale of approximately $541,400 for feed and related sales to cattle owned by the Company which are feeding to slaughter. This compares to similar sales of approximately $371,200 and cost of sales of approximately $350,600 for the period ended May 31, 1998. Sales for cattle fed to slaughter are recorded when the cattle are sold and are recorded as Fed cattle sales as described below.

     Following is a brief summary of Fed cattle sales and cost of sales.

                                                     Restated        Increase
Nine Months Ended May 31,              1999            1998         (Decrease)
-------------------------              ----            ----         ----------
Fed cattle sales                    $ 1,577,505    $ 1,120,281     $   457,224
Cost of feed and
    related sales                   $ 1,498,874    $ 1,206,817     $  (292,057)
                                    -----------    -----------     -----------
      Gross profit (loss)           $    78,631    $   (86,536)    $   165,167

     Gross profit percentage                5.0%          (7.7%)          12.7%

The Company, in an effort to maintain high numbers in the feedlot, to lessen the effect of major customers and to benefit from what is currently perceived as a good future for the cattle market, has implemented a policy of retaining ownership in and feeding to slaughter, cattle in the Company's feedlot. This is a major change from previous years when cattle were fed to slaughter on an inconsistent basis. The Company recognizes the fact that unforeseen events ranging from severe weather to government policies can have an adverse effect on the value of its inventory in cattle fed to slaughter, which would have a corresponding adverse effect on the Company's results of operations, financial position and liquidity. It is anticipated that most, if not all, of the Company's inventory in cattle fed to slaughter will be price protected or hedged at break-even or better to protect the Company on the down side of any market fluctuations, but there can be no assurances that this hedging can always be accomplished. The Company regularly calculates the market value of its cattle fed to slaughter and adjusts its value downward if the market price is lower than the accumulated cost of the cattle. No adjustment in the value of the Company ownee cattle was warranted for the nine month period ended May 31, 1999 nor for the same period the previous year.

     The following is a brief summary of the gross profit and gross profit percentages on sales of feedlot services:

                                                                     Increase
Nine Months Ended May 31,                1999           1998        (Decrease)
-------------------------                ----           ----        ----------
Sales of feedlot services             $1,111,521     $1,235,426     $ (123,905)
Cost  of feedlot services             $1,097,403     $1,091,950     $    5,453
                                      ----------     ----------     ----------
     Gross profit  (Loss)             $   14,118     $  143,476     $ (129,358)
     Gross profit percentage                 1.3%          11.6%         (10.3%)

     Sales of feedlot services consist primarily of yardage (pen rent) charged to the owners of the cattle on feed and grain processing charged for the processing of certain feed ingredients before they can be fed to the cattle. Yardage charges for the nine month period ended May 31, 1999 decreased $118,152 or 22% from the same period the prior year partially due to the a decline in average head numbers and partially due to classification changes which resulted in approximately $86,500 sales for the period ended May 31, 1998 being classified as feedlot services as compared to the current classification of feed and related sales.. Grain processing charges decreased $51,123 or 14.8% for the period ended May 31, 1999 due to the mix of ingredients as described above and the decrease in average head numbers.

     As previously noted, the sales and cost of sales for the fall calf program are also included in the sales and cost of sales of feedlot services. If the fall calf program sales and costs are excluded, the gross profit percentage for the period ended May 31, 1999 is 2.0% compared to 16.2% for the same period the previous year.

     The cost of feedlot services consists largely of feedlot operating expenses. The total cost of feedlot services increased $5,453 for the period ended May 31, 1999 compared to the same period the prior year. If the fall calf program costs are excluded, the feedlot operating expenses decreased $39,578 for the period ended May 31, 1999 compared to the same period the prior year. This decrease is due to the decreases in variable costs, such as labor and equipment related costs, that are at least partially affected by the reduction in average head numbers described above, gains in efficiencies of operations and benefits derived from previous expenditures in maintenance.

     Other revenues increased $34,158 for the period ended May 31, 1999 as compared to the same period the prior year. This increase is the result of increases and decreases in various secondary revenue producing activities. The most significant of these is an increase of approximately $27,444 in revenue from other investments.

     Interest income increased $19,501 or 92.5% for the period ended May 31, 1999 over the same period the prior year due to the Company's "carrying" or financing greater amounts of customer feeding charges and from the Company's expansion into the area of financing customer's cattle and feed.

     Selling, general, and administrative expenses decreased $75,198 for the nine month period ended May 31, 1999 over the same period the prior year. The most significant decrease was for participation losses, which totaled $97,900 for the period ended May 31, 1998 and no participation loss were incurred during the current period.

     Interest expense increased $19,500 for the period ended May 31, 1999 over the same period the prior year. This is the result of increased borrowings that were necessary to fund the increase in the Company's "carrying" or financing greater amounts of customer feeding charges and financing customer's cattle and feed as described above.

     Income taxes are directly related to the net earnings before income taxes and certain assumptions that are made with the estimations. For the nine month period ended May 31, 1999, income taxes increased $69,161 from the same period the prior year while pretax income increased $108,655.

Liquidity and Capital Resources
-------------------------------

     For the nine months ended May 31, 1999 operating activities provided $50,380 more than were internally-required compared to a deficit (requirement) of $968,808 for the same period the previous year, a decrease in expenditures of $1,019,246. Cash received from customers for the period decreased $475,521 and cash paid to suppliers and employees decreased $1,586,366, for a total decrease in expenditures of $1,019,246 Interest received for the period increased $10,877, while interest paid increased $7,715 for a total cash decrease of $3,169. For the period ended May 31, 1998, the Company received tax refunds of $94,761; there were no comparable refunds in the current year.

     For the nine months ended May 31, 1999 the net cash that was utilized by investing operations was $653,412 compared to the cash provided the previous year of $64,649, resulting in a net increase in expenditures of $718,061. For the nine month period ended May 31, 1999, the Company acquired other investments for $190,070 compared to $118,418, an increase in funds used of $71,652 Equipment for $22,882 was purchased during the period ended May 31, 1999, compared to $1,933 during the same period the previous year the , an increase in expenditures of $20,949.. During the period ended May 31, 1999, the Company initiated its customer financing program with loans to customers for their cattle on feed in the Company's feedlot in the amount of $440,460. Total cattle related loans (not part of the new customer financing program) outstanding for the period ended May 31, 1998 was $65,000, an increase in funds used of $375,460. For the period ended May 31, 1998, the Company collected $250,000 in loans to related parties. No similar payments were received during the period ended May 31, 1999, nor were any additional loans made to related parties.

     The net decrease in expenditures for financing activities was $596,493 for the nine months ended May 31, 1999, an increase in funds provided of $1,051,360 compared to the cash utilized of $454,867 for the same period the prior year. The change in net short-term payments over short-term borrowings resulted in a $250,124 increase in funds provided for the nine months ended May 31, 1999 compared to the same period the previous year. Net short-term cattle financing for the nine months ended May 31, 1999 utilized $147,704 compared to providing
$157,009 the same period the prior year, an increase in funds utilized of $304,713.

     The Company's working capital (current assets minus current liabilities) decreased by $21,833 for the nine months ended May 31, 1999 from $909,156 at August 31, 1998 to $887,323 at May 31, 1999.

     Total current assets increased $925,078 from $2,425,378 at August 31, 1998 to $3,350,456 at May 31, 1999. Total current liabilities increased $946,911 from $1,516,222 at August 31, 1998 to $2,463,133 at May 31, 1999. Although there are increases and decreases in all components, the two major change that are not attributable to being a point in time variance are the increases in inventories and notes receivable for customer financing, as described below.

     During the period ended May 31, 1999, the Company initiated the first loans to customers under its customer financing program in the amount of $440,461. This revenue generating program is offered to customers as an alternative to seeking funding from a financial institution and to out of state customers who raise their own cattle and have operating loans at financial institutions who are not comfortable with having their collateral in a feedlot which is out of state. This program differs from the normal trade accounts receivable in that the cost of the cattle is also financed, payments are made for feeding costs to satisfy tax deduction requirements, and the Company has formal notes signed and security agreements filed with the state. The Company requires set initial equity and set maintenance equity levels to minimize any potential loss to the Company. The Company has a separate revolving line of credit for this program as described below.

     Inventories increased $62,460 primarily due to an increase in the inventory of cattle owned by the Company and fed for slaughter.. At May 31, 1999, this inventory totaled $1,336,736 compared to $1,100,874 at August 31, 1998, an increase of $235,862. Feed inventories decreased $173,401.

     Other investments increased $190,069 from $186,366 at August 31, 1998 to $376,535 at May 31, 1999. The most notable changes are for the period ended May 31, 1999, are:

     1. Increase of $68,616 in the Company's working investment in an unrelated company which owns several natural gas wells.

     2. Initial investment in an unrelated company that provides water and dispensing equipment for offices in the Denver metro area of $145,000.

     The Company has several revolving lines of credit from a local branch of a credit services company. All of the lines of credit mature December 1, 1999 and bear interest at approximately 1.0% over the prime rate (actual rate of 8.25% at May 31, 1999). The Company's operating line of in the amount of $300,000 had an outstanding balance of $290,000 at May 31, 1999 which meant that the Company could generate an additional $10,000 cash if needed under this line of credit. This line of credit is secured by feed accounts receivable, feed inventories, and equipment. The Company's revolving line of credit for the purpose of owning and feeding cattle to slaughter.line of in the amount of $850,000 had an outstanding balance at May 31, 1999 of $850,000 which meant that the Company could not generate any additional cash if needed and qualified for cattle being fed to slaughter under this line of credit. The note is secured by specific cattle and cross collateralized with the revolving line of credit note above.

The Company's line of credit for the purpose of financing qualified customers' cattle feeding programs line of in the amount of $2,000,000, with a current qualification that the total outstanding cannot exceed $1,000,000, had an outstanding balance of $440,477 at May 31, 1999. This meant that the Company could generate an additional $559,523 cash if needed and qualified for cattle being financed for customers under this line of credit. The note is secured by specific customers' cattle and cross collateralized with the revolving lines of credit noted above. Miller Feeders, Inc. (MFI) has a $300,000 revolving line of credit at the same local branch of a credit services company for the procurement of feeder cattle for resale to customers. The line of credit matures on December 1, 1999 and bears interest at approximately 1.0% over the prime rate (actual rate of 8.25% at May 31, 1999). There was an outstanding balance at May 31, 1999 of $145,000 which meant that MFI could borrow up to $155,000 to purchase feeder cattle for resale to customers. The line is secured by feeder cattle inventories and feeder cattle accounts receivable and is cross collateralized with the Company's lines of credit noted above.

     The Company had no material commitments for capital expenditures at May 31, 1999. The Company is a co-signer with Miller Feed Lots, Inc. (MFL) (a related party) for a loan held by a third party insurance company. The loan in collateralized by the feedlot facilities that the Company leases from MFL and has an option to buy.. The loan had a principal balance at May 31, 1999 of $284,763. The Company does not believe it would suffer any adverse effects to its financial position or liquidity in the event MFL defaulted on the loan. Any liability for the loan would reduce the liability to MFL for the lease and any payments the Company would make on the loan would reduce the amount of the lease payments paid to MFL for the facilities.

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


                                             MILLER DIVERSIFIED CORPORATION
                                             ------------------------------
                                                       (Registrant)




     Date:  July 19, 1999                    /s/ JAMES E MILLER
                                             -----------------------------------
                                             James E. Miller
                                             President, Chief Executive Officer,
                                             Chief Financial Officer



     Date:  July  19, 1999                   /s/ STEPHEN R. STORY
                                             -----------------------------------
                                             Stephen R. Story
                                             Secretary-Treasurer