Form 10QSB/A
period 1999-05-31
MILLER DIVERSIFIED CORP
filed 1999-12-14
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB/A

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

                                     FORM 8

                       AMENDMENT TO APPLICATION OR REPORT
                  Filed pursuant to Section 12, 13 or 15(d) of
                      The SECURITIES EXCHANGE ACT OF 1934

                         MILLER DIVERSIFIED CORPORATION
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                                AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-QSB for the quarter ended May 31, 1999, as set forth in the pages attached hereto.

Entire Revised Form 10-QSB attached with changes to the following:

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Statements of Cash Flows - Unaudited
         Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereto duly authorized.


                                                  MILLER DIVERSIFIED CORPORATION
                                                           (Registrant)


Date:  December 13, 1999                          By:  /s/  Stephen R. Story
                                                       -------------------------
                                                       Stephen R. Story
                                                       Secretary/Treasurer

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
                                                       ==========     ==========


See Accompanying Notes to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS


Nine Months Ended May 31,                                1999           1998
-------------------------                                ----           ----

Cash Flows from Operating Activities:
  Cash received from customers                       $ 7,689,070    $ 8,327,748
  Cash paid to suppliers and employees                (7,734,351)    (9,179,161)
  Interest received                                       52,402         41,525
  Interest paid                                         (104,387)       (96,672)
  Taxes received                                            --           94,761
                                                     -----------    -----------
    Net Cash Provided (Utilized) by
      Operating Activities                               (97,266)      (811,799)
                                                     -----------    -----------
Cash Flows from Investing Activities:
  Acquisition of property and equipment                  (22,882)        (1,933)
  Acquisition of other investments                      (190,069)      (118,418)
  Collections on loans to related parties                   --          250,000
  Loans to unrelated customers -financing               (440,461)          --
  Loans to unrelated customer                               --          (65,000)
                                                     -----------    -----------
   Net Cash Provided (Utilized) by
         Investing Activities                           (653,413)        64,649
                                                     -----------    -----------
Cash Flows from Financing Activities:
  Proceeds from notes payable                          4,292,206      2,130,458
  Principal payments on::
       Short-term notes payable                       (3,568,057)    (1,656,434)
       Capital lease obligations - related party         (20,040)       (20,899)
  Increase in cash overdraft                              40,089          2,757
                                                     -----------    -----------
   Net Cash Provided by
         Financing Activities                            744,198        455,882
                                                     -----------    -----------
Net Decrease in Cash                                      (6,481)      (291,268)
Cash, Beginning of Year                                   63,656        359,278
                                                     -----------    -----------
Cash, End of Year                                    $    57,175    $    68,010
                                                     ===========    ===========


Continued on next page.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

Nine Months Ended May 31,                                   1999         1998
-------------------------                                   ----         ----

Reconciliation of Net Income (Loss) to Net
  Cash Provided by Operating Activities:
  Net income                                             $ 132,581    $  23,926
  Adjustments:
    Depreciation and amortization                           64,174       61,567
    Changes in assets and liabilities net of
       short-term feeder cattle financing:
      (Increase) decrease in:
        Trade accounts receivable                         (257,403)    (379,241)
        Trade accounts receivable - related party             --         31,874
        Accounts receivable - related party               (167,006)     (71,573)
        Income taxes receivable                               --         94,761
        Inventories                                        (62,460)    (764,280)
        Prepaid expenses                                    (4,229)       5,013
        Deposits and other                                  14,385      (14,385)
      Increase (decrease) in:
        Trade accounts payable and accrued
          expenses                                         (26,239)     197,237
        Accrued income taxes payable                        75,356        6,195
        Customer advance feed contracts                    133,575       (2,893)
                                                         ---------    ---------
        Net Cash Utilized by
          Operating Activities                           $ (97,266)   $(811,799)
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

Liquidity and Capital Resources
-------------------------------

     For the nine months ended May 31, 1999 operating activities utilized $97,266 compared to $811,799 for the same period the previous year, a decrease of $714,533. Cash received from customers for the period decreased $638,678 and cash paid to suppliers and employees decreased $1,444,810. Interest received for the period increased $10,877, while interest paid increased $7,715 for a total cash increase of $3,162. For the period ended May 31, 1998, the Company received tax refunds of $94,761; there were no comparable refunds in the current year.

     For the nine months ended May 31, 1999 the net cash that was utilized by investing operations was $653,413 compared to the cash provided the previous year of $64,649, resulting in a net increase in expenditures of $718,062. For the nine month period ended May 31, 1999, the Company acquired other investments for $190,069 compared to $118,418, an increase in funds used of $71,651 Equipment for $22,883 was purchased during the period ended May 31, 1999, compared to $1,933 during the same period the previous year the , an increase in expenditures of $20,950. During the period ended May 31, 1999, the Company initiated its customer financing program with loans to customers for their cattle on feed in the Company's feedlot in the amount of $440,461. Total cattle related loans (not part of the new customer financing program) outstanding for the period ended May 31, 1998 was $65,000, an increase in funds used of $375,460. For the period ended May 31, 1998, the Company collected $250,000 in loans to related parties. No similar payments were received during the period ended May 31, 1999, nor were any additional loans made to related parties.

     The cash flows provided by financing activities was $744,198 for the nine months ended May 31, 1999, an increase in funds provided of $288,316 compared to the cash provided of $455,882 for the same period the prior year. The change in net short-term payments over short-term borrowings resulted in a $250,123 increase in funds provided for the nine months ended May 31, 1999 compared to the same period the previous year.

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

     Other investments increased $190,069 from $186,366 at August 31, 1998 to $376,435 at May 31, 1999. The most notable changes are for the period ended May 31, 1999, are:

     1. Increase of $68,616 in the Company's working investment in an unrelated company which owns several natural gas wells.

     2. Initial investment in an unrelated company that provides water filtering and dispensing equipment for offices in the Denver metro area of $145,000.

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

     Statement of Financial Accounting Standard (SFAS) No. 130 on Comprehensive Income was implemented for the 1998-1999 fiscal year. The impact was not significant as the Company had only one additional component of comprehensive income that had not previously been included in net income. Management is evaluating the impact of other recently issued accounting standards. Implementing SFAS No. 131 on Disclosures about Segments of an Enterprise for the August 31, 1999 financial statements will provide additional disclosures about the Company's business segments. No accounting changes are required SFAS No.
131. The effective date of SFAS No. 133 on Accounting for Derivative Instruments and Hedging Activities has been deferred by SFAS No. 137, and will now be implemented for the first quarter of fiscal year 2001. Management is still evaluating the impact SFAS No. 133 will have on the Company's financial statements and related disclosures.

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


                                             MILLER DIVERSIFIED CORPORATION
                                             ------------------------------
                                                       (Registrant)




     Date:  December 13, 1999                /s/ JAMES E MILLER
                                             -----------------------------------
                                             James E. Miller
                                             President, Chief Executive Officer,
                                             Chief Financial Officer



     Date:  December 13, 1999                /s/ STEPHEN R. STORY
                                             -----------------------------------
                                             Stephen R. Story
                                             Secretary-Treasurer