Form 10KSB/A
period 1998-08-31
MILLER DIVERSIFIED CORP
filed 1999-12-17
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           ---------------------------

                                  Form 10-KSB/A

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

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                     FORM 8

                            AMENDMENT TO APPLICATION OR REPORT
                 Filed pursuant to Section 12, 13, or 15(d) of
                      The SECURITIES EXCHANGE ACT OF 1934

                         MILLER DIVERSIFIED CORPORATION
                         ------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                                AMENDMENT NO. 1

     The undersigned registrant hereby amends sthe following items, financial statements, exhibits or other portions o its Quarterly Report on Form 10-KSB for the year ended August 31, 1998, as set forth in the pages attached hereto.

       Entire Revised Form 10-KSB attached with changes to the following:

PART I FINANCIAL INFORMATION

   Item 1.  Financial Statements
            Consolidated Statements of Cash Flows
            Notes to Consolidated Financial Statements

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


                                          MILLER DIVERSIFIED CORPORATION
                                                  (Registrant)


Date:  December 13, 1999                  By:  /s/  Stephen R. Story
                                               ---------------------------------

                                     PART I

ITEM 1  DESCRIPTION OF BUSINESS
--------------------------------

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

Products and Services
----------------------

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

     Feeder cattle, finished cattle, and feed are moved by truck, and excellent trucking services are available because Weld County is a major feed corp and cattle feeding area. The Company's cattle feeding business is somewhat seasonal because most calves from the Rocky Mountains and northern plains areas are weaned and ready to go to a feedlot in the fall. The cows are bred to calve in the spring and wean their calves in the fall. However, the Company can and does purchase feeder cattle from southern and west coast ranches at nearly any time of the year.

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

Raw Materials
--------------

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

Major Customers
----------------

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

Government Regulations
-----------------------

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

Liquidity and Capital Resources
-------------------------------

     For the year ended August 31, 1998, cash utilized by operating activities was $1,292,724 as compared to funds generated of $187,222 the prior year, a decrease of $1,479,946. This decrease is due to a decrease in the cash received from customers of $685,577 and an increase in the cash paid to suppliers and employees of $994,204, a decrease of $2,136 in interest paid, an increase of $9,938 in interest received, an increase in income taxes refunded of $94,761 and a decrease in income taxes paid of $93,000.

     For the year ended August 31, 1998, there was cash provided by investing activities of $22,994 compared to cash provided the prior fiscal year of $310,095, a decrease of $287,100. During the year ended August 31, 1998, the Company made collections of $250,000 on loans to a related party in comparison to making a loan to a related party of $300,000 the prior year. During the year ended August 31, 1998, the Company utilized funds totaling $186,366 to acquired investments; during the previous year. During the year ended August 31, 1997, the Company invested $30,000 in marketable securities and received proceeds of $13,675 for the partial sale of the same securities. The Company generated $645,893 by selling the Thornton property and water rights during the year ended August 31, 1997. During the year ended August 31, 1998, the Company acquired $21,167 more in equipment than it had in the previous year.

     For the fiscal year ended August 31, 1998, cash provided by financing activities was $974,108 as compared to cash utilized the prior year of $224,590 an increase of $1,198,698. There was an increase borrowings net of repayments of $1,161,327 for the year ended August 31, 1998 as compared to the prior year. The Company reduced its principal payments on the capital lease obligations to a related party during the year ended August 31, 1998. Cash was generated by the increase in the cash overdraft of $16,710 for the year ended August 31, 1997 compared to cash neither utilized nor generated through cash overdrafts for the year ended August 31, 1998.

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

     Management in evaluating the impact of various recently issued accounting standards. Statement of Financial Accounting Standard (SFAS) No. 130 on Comprehensive Income will be implemented for the 1998-1999 fiscal year. The impact is not expected to be significant as the Company presently has only one additional component of comprehensive income that is not included in net income. Implementing SFAS No. 131 on Disclosures about Segments of an Enterprise for the August 31, 1999 financial statements may provide additional disclosures about the Company's business segments; the required disclosure is currently under review. No accounting changes are required to implement SFAS No. 131. The effective date of SFAS No. 133 on Accounting for Derivative Instruments and Hedging Activities has been deferred by SFAS No. 137, and will now be implemented for the first quarter of fiscal year 2001. Management is still evaluating the impact SFAS No. 133 will have on the Companay's financial statements and related disclosures.

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



                                   Anderson & Whitney, P.C.


November 6, 1998

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------
August 31                                         1998                1997
------------------------------------------------------------------------------

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
===========================================================================================================================




See Accompanying Notes to Consolidated Financial Statements.


                                       F-5




MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------
Years Ended August 31                             1998               1997
----------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Cash received from customers                $10,814,227        $11,510,969
  Cash paid to suppliers and employees        (12,124,257)       (11,141,218)
  Interest received                                51,319             41,381
  Interest paid                                  (128,774)          (130,910)
  Income taxes refunded                            94,761                 --
  Income taxes paid                                    --            (93,000)
----------------------------------------------------------------------------
    Net Cash Provided (Utilized) by
      Operating Activities                     (1,292,724)           187,222
----------------------------------------------------------------------------
Cash Flows from Investing Activities:
  Acquisition of property and equipment           (40,640)           (19,473)
  Loan to related party                                --           (300,000)
  Collections on loans to related party           250,000                 --
  Purchase of security                                 --            (30,000)
  Acquisition of other investments               (186,366)                --
  Proceeds from:
     Sale of land and water rights                     --            645,893
     Sale security                                     --             13,675
----------------------------------------------------------------------------
   Net Cash Provided by Investing Activities       22,994            310,095
----------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Proceeds from notes payable                   3,050,699          1,213,000
  Principal payments on notes payable          (2,049,372)        (1,373,000)
  Principal payments on capital lease obligations
    - related party                               (27,219)           (47,880)
  Decrease in cash overdraft                           --            (16,710)
----------------------------------------------------------------------------
   Net Cash Provided (Utilized) by
     Financing Activities                         974,108           (224,590)
-----------------------------------------------------------------------------
Net Increase in Cash                             (295,622)           272,727
Cash, Beginning of Year                           359,278             86,551
----------------------------------------------------------------------------
Cash, End of Year                             $    63,656        $   359,278
============================================================================

Continued on next page.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

-----------------------------------------------------------------------------
Years Ended August 31                              1998              1997
-----------------------------------------------------------------------------

Reconciliation of Net Income (Loss) to Net
  Cash Provided by Operating Activities:
  Net income (loss)                           $    (54,357)      $   179,241
  Adjustments:
    Loss on sale of land and water rights               --           178,452
    Gain on sale of security                            --            (3,775)
    Depreciation and amortization                   83,648           104,170
    Increase in deferred income taxes              (56,180)          (52,944)
    Reduction of inventory to market value         140,416                --
    Changes in assets and liabilities:
      (Increase) decrease in:
        Trade accounts receivable                 (339,688)          251,921
        Trade accounts receivable - related party   55,685            61,007
        Accounts receivable - related party       (194,240)           72,205
        Income taxes receivable                     94,761           (94,761)
        Inventories                               (995,434)         (183,170)
        Prepaid expenses                             5,795             2,388
        Deposits and other                         (29,385)           14,520
      Increase (decrease) in:
        Trade accounts payable and accrued
          expenses                                  37,147          (121,082)
        Accrued income taxes payable                    --           (86,579)
        Customer advance feed contracts                 --            40,892
        Customer advance feed contracts
          - related parties                        (40,892)         (175,263)
----------------------------------------------------------------------------
        Net Cash Provided (Utilized) by
          Operating Activities                $ (1,292,724)      $   187,222
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

         -----------------------------------------------------------------------
         Other Investments:
               The Company's other investments consist of a working interest in two oil and gas wells in Northern Colorado, which is accounted for on a cost basis.

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

               -----------------------------------------------------------------
               Years Ended August 31                      1998        1997
               -----------------------------------------------------------------
               Charles Micale,                        $ 2,173,131  $  1,297,249
                dba My Way Land & Cattle
               Ulrich Farms, Inc.                       5,290,155     6,649,132
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


                                             MILLER DIVERSIFIED CORPORATION

Dated:   December 13, 1999                   By  /s/ JAMES E. MILLER
                                                 --------------------------
                                                 James  E. Miller, President


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                         Title                       Date
      ---------                         -----                       ----

\s\ JAMES E. MILLER               President, Principal        December 13, 1999
-----------------------           Executive Officer,
    James E. Miller               Principal Financial
                                  Officer, and Director



\s\ STEPHEN R. STORY              Secretary-Treasurer,        December 13, 1999
------------------------          Principal Accounting
    Stephen R. Story              Officer



\s\ NORMAN M. DEAN                Chairman of the             December 13, 1999
------------------------          Board and Director
    Norman M. Dean

                                  Director
------------------------
 Alan D. Gorden