Form 10KSB40
period 1999-08-31
MILLER DIVERSIFIED CORP
filed 2000-01-06
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           ---------------------------

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         ------------------------------

                    For the fiscal year ended August 31, 1999
                          Commission File No. 01-19001


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

                                 YES X   NO ___


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B if not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. X

Registrant's revenues for its most recent fiscal year were $10,917,364.

The aggregate market value of voting stock held by nonaffiliates of the Registrant was $424,834 based on the closing bid and ask prices as reported on the NASD Over-the-Counter Bulletin Board on December 23, 1999.

There were 6,364,640 shares of common stock $.0001 par value outstanding as of August 31, 1999.

Documents incorporated by reference: None.

                                     PART I

ITEM 1 DESCRIPTION OF BUSINESS
------------------------------


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

     In June 1998 the Company signed an Agreement and Plan of Exchange with Miller Feed Lots, Inc. ("MFL"). The Amended Agreement calls for the Company to issue up to 7,000,000 shares of its common stock to the shareholders of MFL and MFL would become a wholly owned subsidiary of the Company. Upon consummation of the Exchange, 7,000,000 shares of the Company's common stock would be issued in exchange for each share of the MFL common stock currently outstanding. In the aggregate, 7,000,000 shares of the Company's common stock would be issued in exchange for 1,016 shares of MFL common stock issued and outstanding. The exchange ratio of the common stock was based upon several factors, including the net asset value of MFL, its value as a going concern, the fair market value of

MFL assets as determined by appraisal and the market price of the Company's common stock. The Board of Directors of the Company and MFL mutually determined the exchange ratio, although both boards, for the most part, are made up of the same individuals. The transaction is subject to stockholder approval.

     The Company is headquartered near La Salle, Colorado at the site of its cattle feeding operations. La Salle is about 40 miles northeast of Denver, Colorado in the South Platte River Valley of Weld County.

Products and Services
---------------------

     The Company's principal business is custom cattle feeding, which is the selling of feed and services to customers who place their cattle in the Company's feedlot. The Company also feeds cattle for its own account. Typically, customers are ranchers and experienced cattle feeders. Cattle feeding customers are charged for feed consumed by their cattle and a flat amount per head per day, referred to as "yardage", for the use of the feedlot facilities. Feed sales usually account for 80% to 90% of the Company's revenues. The Company and its subsidiary provide complete feedlot services which include assisting customers with outside financing, purchasing feeder cattle, making trucking arrangements, selling finished cattle, and assisting with hedging transactions. The Company, through its subsidiary, derives commissions and fees from buying and selling customers' cattle and, prior to the sale of LCCS and MTC, derived commissions and fees from executing hedging transactions.

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

     Feeder cattle, finished cattle, and feed are moved by truck, and excellent trucking services are available because Weld County is a major feed crop and cattle feeding area. The Company's cattle feeding business is somewhat seasonal because most calves from the Rocky Mountains and northern plains areas are weaned and ready to go to a feedlot in the fall. The cows are bred to calve in the spring and wean their calves in the fall. However, the Company can and does purchase feeder cattle from southern and west coast ranches at nearly any time of the year and, in conjunction with its increased feeding cattle for its own account, is taking measures, including buying heavier yearling cattle, to lessen the seasonal impact.

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

Raw Materials
-------------

     The Company's main raw materials are cattle feed consisting primarily of silage, hay, corn. wheat, protein supplement, and a variety of by-products that are seasonally available in the area.. The Company purchases most of its feed from local farmers or brokers. Northern Colorado, which includes Weld County, is a major crop production area with a reputation for quality crops and consistent yields. Because most of the land is irrigated, local farmers do not have to depend exclusively on rainfall, and drought is not often a factor. Shortages of feed crops are rare in the United States, and especially in Weld County.

     While there have been significant price fluctuations for certain feed ingredients, especially corn, shortages have not developed. Although most feed comes from local sources, excellent truck and rail systems give the Company access to feed produced in Nebraska and Iowa.

Major Customers
---------------

     During the fiscal year ended August 31, 1999, the Company had two customers whose individual purchases accounted for more than 10% of the Company's consolidated revenues. Sales to those customers totaled $5,416,224 or 49% of total revenues.

     During the fiscal year ended August 31, 1998, the Company had two customers that accounted for more than 10% of the Company's consolidated revenues. Sales to these customers totaled $7,463,286 or 67% of total revenues.

Competition
-----------

     Custom cattle feeding is a highly competitive business in which stability and quality services and facilities are more important than size. The Company's feedlot is well laid out and in good repair, and, therefore, "shows well" to customers. The Company's management has been engaged in cattle feeding at the site of the Company's feedlot for over 30 years and is known for stable, quality operations. The Company offers a full range of feedlot services, as described above, and seeks to be attentive to the inquiries and wishes of its customers. The Company has an active marketing program of calls, visits, mailings, and seminars directed at attracting and developing new customers. Some customers have been with the Company for many years because they have received good service. However, other custom feeders, some with greater resources, are also engaged in marketing programs which often are directed at the same customers the Company is seeking. The Company's strategy is to provide complete quality service, conduct feeding operations to optimize the customers' cattle weight gains at the lowest cost possible, and continuously seek new customers to maintain and increase its competitive position.

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

Employees
---------

     The Company employs between 20 and 30 persons at any given time. As of November 15, 1999 the Company had 28 full and part-time employees.



ITEM 2 PROPERTIES
-----------------

     On February 1, 1991, the Company executed a 25-year lease with a related company, Miller Feed Lots, Inc. (MFL) to lease its feedlot facilities (the Facilities). All of the common stock of MFL is owned by Norman M. Dean and James
E. Miller, who are officers and directors of the Company. Initially, the Facilities consisted of two feedlots with a total capacity of 35,000 head. However, effective August 1, 1992, the Company amended its lease with MFL to lease only one of the two feedlots that has a capacity of approximately 20,000 head of cattle. As a result of the amendment, the Company reduced its capital lease asset, net of accumulated amortization, and reduced its long-term capital lease obligation, to reflect the elimination of one of the feedlots. The Company will continue to lease one feedlot for the remainder of the 25-year term at the same monthly rent of 2 1/3 cents per head per day, with a minimum of $10,750 and maximum of $13,300 per month. The Company has an option to purchase the feedlot it leases for $1,300,000. The lease requires that the Company pay for all property taxes, insurance, and maintenance on the Facilities being leased. In the opinion of management, the leased facilities are adequately covered by insurance.

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

     The property taxes on the leased feedlot Facilities amounted to $3,325 for the year ended August 31, 1999, based on the mill levy of .079228.

     The Company does not have any specific restrictions on the types of real estate it may own or the percentages of assets that may be invested in any one investment, nor on the incurrence of debt or lease obligations to acquire properties. However, management does not intend to invest in any commercial, residential, or other properties that would be rented to tenants to derive income from the property investment. Further, management does not intend to invest in any real estate mortgages or securities of entities primarily engaged in real estate activities. The Company has no plans for the major renovation, improvement, or development of its leased feedlot Facilities

ITEM 3 LEGAL PROCEEDINGS
------------------------

     The Company is currently involved in a lawsuit in which the Company is attempting to stop or minimize residential development on property adjacent to the Company's feedlot operations. The Company is fortifying its right to continue to operate the feedlot facilities in the same location it has been for over 30 years, without undue complaints about dust and odor which are inherent to the operation of any feedlot. The probability of any ruling is unknown, but any ruling should not have an adverse affect on earnings in the foreseeable future.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
----------------------------------------------------------

     No matters were submitted to a vote of the stockholders in the fourth quarter of the fiscal year covered by this Annual Report.

                                     PART II

ITEM 5 MARKET FOR THE COMMON STOCK AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------


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

                  Quarter Ended                High Bid   Low Bid
                  -------------                --------   -------

                  1999
                  ----
                  November 30, 1998              $ .12     $ .07
                  February 29, 1999              $ .09     $ .07
                  May 31, 1999                   $ .09     $ .07
                  August 31, 1999                $ .09     $ .09

                  1998
                  ----
                  November 30, 1997              $ .12     $ .09
                  February 29, 1998              $ .10     $ .10
                  May 31, 1998                   $ .11     $ .10
                  August 31, 1998                $ .15     $ .11


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

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       ---------------------------------------------

Results of Operations for the Fiscal Year Ended August 31, 1999 as Compared to the Fiscal Year Ended August 31, 1998
-------------------------------------

     The Company had a net income of $171,639 for the fiscal year ended August 31, 1999 as compared to a net loss of $54,357 for the prior fiscal year.

     Key factors that affect revenues and profits from cattle feeding operations are average numbers of head per day in the feedlot (average head days) and gross profit percentages on feed and feedlot service sales. Average head days are important because the "cattle days" are the basis for feed sales and yardage charges. The average head days for the year ended August 31, 1999 were 15,395 as compared to 15,720 for the previous fiscal year, a decrease of 325, or 2.1%.

     The following is a comparison of the gross profit and percentages on feed and other sales between the year ended August 31, 1999 and the previous year:

                                      Years Ended August 31
                                       1999          1998        Increase
                                                                (Decrease)
                                   -----------   -----------   -----------
    Feed and other sales           $ 6,772,709   $ 8,211,839   $(1,439,130)
    Cost of feed and other sales     5,837,425     7,372,392    (1,534,967)
                                   -----------   -----------   -----------
    Gross profit                   $   835,284   $   839,447   $    95,837

    Gross profit percentage               12.3%         10.2%          2.1%

     Feed sales volume decreased and the gross profit percentage increased for the year ended August 31, 1999. The 17.5% sales volume decrease is the result of several factors.

     1. The prices of the ingredients dropped during the year ended August 31, 1999 compared to price levels the prior year. This reduction is the result in several market factor, including low cattle prices and higher yields during harvest.

     2. The types of the rations fed during the current year contained less of the higher priced ingredients due to the Company's increasing use of lower priced by-products in its rations to maintain and enhance its competitiveness.

     3. The Company has increased its program of feeding cattle to slaughter for its own account during the year ended August 31, 1999. The following table illustrates the volume of feed sales and feed cost of sales that are not reported as such for the Company owned cattle, but are included with "Fed cattle" sales and cost of sales when the are sold, in comparison to being reported as sales when the feed and services are rendered and costs incurred, which is the case in non Company owned cattle (custom fed cattle)

     4. The gross margin increased primarily due a procedural change during the year ended August 31, 1999, that resulted in approximately $91,000 in revenue being recorded as feed and related sales that had previously been reported as feedlot services.

        Actual "Sales" and "Costs"     Years Ended August 31
        for feed and services rendered   1999        1998      Increase
        to Company owned cattle                               (Decrease)
        -----------------------        --------    --------    --------
        Feed and other sales           $869,121    $623,510    $245,611
        Cost of feed and other sales    796,863     577,583     219,280
                                       --------    --------    --------
        Gross profit                   $ 72,258    $ 45,927    $ 29,331

        Gross profit percentage             8.3%        7.4%         .9%


The total of all feed and related sales, without regard to ownership and the different accounting standards applied, would be as follows:

   Total Sales and Costs of sales    Years Ended August 31
   for feed and services rendered     1999           1998         Increase
   without regard to ownership                                   (Decrease)
   ---------------------------    -----------    -----------     ----------
   Feed and other sales           $ 7,641,830    $ 8,835,349    $(1,193,519)
   Cost of feed and other sales     6,634,288      7,949,975     (1,315,687)
                                  -----------    -----------    -----------
   Gross profit                   $ 1,007,542    $   885,374    $   122,168

   Gross profit percentage               13.2%          10.0%           3.2%


     The above table is presented only for the purpose of allowing the reader to better compare previous years operations to the current operations which have under gone required changes and reclassifications.

     The differences in the gross margin percentage in the above three tables is the result of differences in the feed and services related to the different categories (Company owned and no Company). The same prices are charged to both categories. The "Gross profit" associated with the Company fed cattle is not reflected in the results of operations. The cost of feed and related sales becomes part of the cost of the Company fed cattle cost of sales when the cattle are sold and affects the gross profit of the fed cattle segment of the Company's operations.

     The following is a comparison of the gross profit and percentages on fed cattle sales between the year ended August 31, 1999 and the previous year:

                                   Years Ended August 31
                                    1999           1998         Increase
                                -----------    -----------    -----------
     Fed cattle sales           $ 2,630,158    $ 1,373,688    $ 1,256,470
     Cost of fed cattle sales     2,478,860      1,477,479      1,001,381
                                -----------    -----------    -----------
     Gross profit (loss)        $   151,298    $  (103,791)   $   255,089

     Gross profit percentage            5.8%         -7.6%           13.4%


Additionally, the Company recorded a market price adjustment on the value of its cattle inventory, reducing the value by $140,416 from $1,241,290 to $1,100,874 as of the year ended August 31, 1998.

The market value of the Company owned cattle exceed the cost of the cattle for the year ended August 31, 1999, so no adjustment was made.

     A comparison of the gross profit and percentages on sales of feedlot services between the two fiscal years is as follows:

                                   Years Ended August 31
                                    1999          1998         Decrease
                                 ----------    ----------    ----------
      Feedlot services sales     $1,413,624    $1,524,310    $ (110,686)
      Cost of feedlot services    1,353,004     1,386,796       (33,792)
                                 ----------    ----------    ----------
      Gross profit               $   60,620    $  137,514    $  (76,894)

      Gross profit percentage           4.3%          9.0%         (4.7%)

     Feedlot services revenues and costs both decreased for the year ended August 31, 1999 as compared to the prior year, as did the gross margin. The primary causes of the decreases is the decline in average headdays as noted above and the reclass of approximately $91,000 in revenues that, during previous years had been reported as feedlot services, to feed and related sales.

     Other revenues increased $6,260 for the year ended August 31, 1999 as compared to the prior fiscal year. Commissions earned by the Company's subsidiary, Miller Feeders, Inc. increased approximately $11,300 from $15,587 for the year ended August 31, 1998 to $26.230 during the current year. The major cause this increase is the increase of cattle buying activities for customers in the feedlot. Interest income increased $26,489 for the year ended August 31, 1999, as compared to the prior fiscal year a result of a increase in customer accounts receivable financing, in which the Company "carries" certain customers' feedlot charges until the cattle are marketed and a new program that the Company initiated during the current year. The new program involves the financing of customers cattle and feeding costs. Under this program the Company has received promissory notes, financing agreements and equity funds from the customer. A separate line of credit has been established for this program as noted below. Interest expense increased $22,553 for the year ended August 31, 1999, as compared to the prior fiscal year as a result of the additional funds borrowed for the customer financing program as note above. Interest revenue from a related party decreased $6,200 as a result the a $250,000 payment made on a note receivable from the related part during the year ended August 31, 1998. Interest expense for capital leases related party decreased $3,068 for the year ended August 31, 19998 as compared to the prior fiscal year as the result of decreasing balances on the equipment and facilities capital leases from the related party.

     Sales, general, and administrative expenses increased $2,420 for the fiscal year ended August 31, 1999 as compared to the prior fiscal year. A summary of major changes follows (increase or decrease compared to the previous year)

                                                               Increase
                Description                                   (Decrease)
                -----------                                   ----------
       1.  Customer death loss adjustments                     $ (7,500)
       2.  Payroll taxes and other employee benefits            (25,000)
       3.  Customer feeding incentives                            5,000
       4.  Participation losses                                 (56,800)

     For the year ended August 31, 1999, the Company recorded an expense of $68,825 for the reduction in the equity of a limited partnership in which the Company has invested; this was the first year in which the Company was required to recognize any effects of the water filtering and dispensing company in which the Company now owns a 50% share. The losses by the limited partnership were anticipated and are expected to last, at a reduced level, for approximately two years. The current level of sales and revenues are exceeding projections.

     Management does not believe there are any potential lawsuits that will have a negative effect upon earnings. The Company is currently involved in a lawsuit in which the Company is attempting to stop or minimize residential development on property adjacent to the Company's feedlot operations. The Company is fortifying its right to continue to operate the feedlot facilities in the same location it has been for over 30 years, without undue complaints about dust and odor which are inherent to the operation of any feedlot. The probability of any ruling is unknown, but any ruling should not have an adverse affect on earnings in the foreseeable future.

     Management expects the level of average head day numbers to remain fairly stable in the foreseeable future, with additional placements by related parties and existing, new customers and Company owned cattle. The Company is continuing its efforts to solicit new customers to reduce the effect of major customer and Company-owned cattle

Liquidity and Capital Resources
-------------------------------

     For the year ended August 31, 1999, cash provided by operating activities was $89,962 as compared to funds utilized of $1,292,724 the prior year, an increase in funds provided or a decrease in funds utilized of $1,382,686. This change is due to a decrease in the cash received from customers of $38,437 and a decrease in the cash paid to suppliers and employees of $1,516,769, an increase of $21,174 in interest paid, an increase of $20,289 in interest received, and a decrease in income taxes refunded of $94,761.

     For the year ended August 31, 1999, cash utilized by investing activities totaled $465,488 compared to cash provided the prior fiscal year of $22,994, a decrease in funds provided or an increase in funds used of $488,482. For the year ended August 31, 1999, the Company purchased property and equipment for $30,137 compared to $40,640, a decrease of $10,503. During the year ended August 31, 1998, the Company made collections of $250,000 on loans to a related party; no collections were received nor additional loans made to a related party during the current year. During the year ended August 31, 1999, under its new customer financing program, the Company utilized $240,839. During the year ended August 31, 1999, the Company utilized funds totaling $248,616 to acquired investments; compared to $186,366 during the previous year, an increase of $62,250. The Company generated a total of $54,104 in proceeds from other investments and securities held for sale; no comparable amounts were received the prior year.

     For the fiscal year ended August 31, 1999, cash provided by financing activities was $400,840 compared to $974,108 the prior year, a decrease of $573,268. There was a decrease in borrowings net of repayments of $607,894 for the year ended August 31, 1999 compared to the prior year. The Company reduced its principal payments on the capital lease obligations to a related party during the year ended August 31, 199. Cash was generated by the increase in the cash overdraft of $34,501 for the year ended August 31, 1999 compared to cash neither utilized nor generated through cash overdrafts for the year ended August 31, 1997.

     Working capital (current assets minus current liabilities) was $1,087,341 at August 31, 1999 compared to $909,156 a year earlier, an increase of $178,185. This change is due to the offsets of a number of increases and decreases in current assets and liabilities.

     The $51,684 increase in trade accounts receivable from August 31, 1998 to August 31, 1999 is primarily the result of decreases in feed accounts receivable and other miscellaneous accounts receivable. Feed accounts receivable were $49,186 greater at August 31, 1999 than a year earlier as a result of increases in accounts the Company "carried" or financed. Accrued interest receivable increased $5,200 for the year ended August 31, 1999 as a result of the increases in the accounts the Company "carries" or finances and the newly instated customer financing program. Accounts receivable-related parties (from MFL and its wholly owned subsidiaries) was $106,675 greater at August 31, 1999 than at August 31, 1998. This increase is mainly due to there being more funds advanced to MFL than its charges to MDC for rents and freight, net of interest charges and loan payments by MDC. Due to the periodic charges and settlements between the companies, this balance varies from time to time.

     Inventories were $335,578 greater August 31, 1999 than at August 31, 1998. The inventory of feeder cattle temporarily held for resale at August 31, 1999 was $315,903 compared to no feeder cattle inventory at August 31, 1998. The Company owned cattle on feed was valued at $1,202,159 for the year ended August 31, 1998, compared to $1,100,874 as of August 31, 1998, an increase of $101,285.
Feed ingredients decreased $80,460 from August 31, 1998 to August 31, 1999. Specific ingredient levels will vary on a daily basis depending on availability, season and deliveries.

     Notes payable increased $393,433 from a $1,001,327 at August 31, 1998 to $1,394,760 at August 31, 1999. This was the result of the increase in the owned cattle on feed inventory and the increase in accounts receivable, as detailed above. Trade accounts payable increased $81,620 from $440,848 at August 31, 1998 to $522,468 at August 31, 1999. This increase is the result of timing differences in delivery and payments for various expense items.

     The Company has a revolving line of credit of $300,000 from a local branch of a credit services company that matured December 1, 1999 and bore interest at approximately 1.0% over the prime rate (actual rate of 8.50% at August 31, 1999). There was an outstanding balance at August 31, 1999 of $200,000, which meant that the Company could generate an additional $100,000 cash if needed under this line of credit. The note is secured by feed accounts receivable, feed inventories, and equipment. The Company also has a revolving line of credit of $850,000 from the same local branch of a credit services company for the purpose of owning and feeding cattle to slaughter This line of credit also matured December 1, 1999 and bore interest at approximately 1.0% over the prime rate (actual rate of 8.50% at August 31, 1999). There was an outstanding balance at

August 31, 1999 of $655,719 which meant that the Company could generate an additional $194,281 cash if needed under this line of credit. The note is secured by specific cattle and cross collateralized with the revolving line of credit note above. In October 1999, this line of credit was increased to $4,000,000. The Company has another revolving line of credit of $2,000,000 from the same local branch of a credit services company for the purpose of financing qualified customers' cattle programs. This line of credit also matured December 1, 1999 and bore interest at approximately 1.0% over the prime rate (actual rate of 8.50% at August 31, 1999) and is restricted to a maximum outstanding balance of $1,000.00. The outstanding balance at August 31, 1999 was $239,041 which meant that the Company could generate an additional $760,959 in additional funds to cover financed customers requirements and generate additional loans. The note is secured by specific customers' cattle and cross collateralized with the revolving lines of credit noted above. Miller Feeders, Inc. (MFI) has a $300,000 revolving line of credit at the same local branch of a credit services company for the procurement of feeder cattle for resale to customers. The line of credit matured on December 1, 1999 and bore interest at approximately 1.0% over the prime rate (actual rate of 8.50% at August 31, 1999). There was an outstanding balance at August 31, 1999 of $300,000 which meant that MFI could not borrow any additional funds to purchase feeder cattle for resale to customers. The line is secured by feeder cattle inventories and feeder cattle accounts receivable and is cross collateralized with the Company's lines of credit noted above. The Company is confident that the above notes will be renewed under similiar terms.

     The Company had no material commitments for capital expenditures at August 31, 1999.

     Management believes it has adequate financial resources to conduct operations at present and reasonably anticipated future levels.

     Management in evaluating the impact of various recently issued accounting standards. Statement of Financial Accounting Standard (SFAS) No. 130 on Comprehensive Income, although implemented during the year ended August 31, 1999, did not result in any change in the Company's reporting or accounting procedures since there were no unreported comprehensive income or losses applicable. The impact is not expected to be significant as the Company presently has only one additional component. Implementing SFAS No. 131 on Disclosures about Segments of an Enterprise for the August 31, 1999 financial statements did not provide additional disclosures about the Company's business segments since, after an analysis of the SFAS and the Company's operations identified only on reportable segment, which is cattle feeding. No accounting changes were required to comply with SFAS No. 131. The effective date of SFAS No. 133 on Accounting for Derivative Instruments and Hedging Activities has been deferred by SFAS No. 137, and will now be implemented for the first quarter of fiscal year 2001. Management is still evaluating the impact SFAS No. 133 will have on the Company's financial statements and related disclosures.

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

     It is possible, however, that "Year 2000" problems incurred by the customers or suppliers of the Company could have a negative impact on future operations and financial performance of the Company, although the Company has not been able to specifically identify any such problems among its suppliers. The Company believes that it will not be dependent upon any single supplier for its equipment, or cattle and feed inventories in the Year 2000, and therefore has made the determination not to contact its primary suppliers to determine if they are developing plans to address processing transactions which may impact the Company in the year 2000. However, there can be no assurance that Year 2000 problems will not occur with respect to the Company's computer systems. Furthermore, the Year 2000 problem may impact other entities with which the Company transacts business and the Company cannot predict the effect on the Company. The Company is developing a contingency plan to operate in the event that any non- compliant customer or supplier systems that materially impact the Company are not remedied by January 1, 2000. Due to the specialized nature of some of the Company's computer programs and equipment, all potential problems and their contingencies, may not be identified in a manner timely enough to take preventative and/or corrective actions. Therefore, the Company concedes that the Year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operation. As of the date signature date of the this Form 10KQS, no "Year 2000" have been encountered.


ITEM 7 FINANCIAL STATEMENTS
---------------------------

     The Audited Consolidated Financial Statements follow on pages F-1 through F-17. Item 8 follows the Audited Consolidated Financial Statements on Page 16.

ANDERSON & WHITNEY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS ADVISORS

1001 Ninth Avenue
Greeley, Colorado   80631-4046

(970) 352-7990   -   FAX (970) 352-1855


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


Board of Directors
Miller Diversified Corporation
La Salle, Colorado

     We have audited the accompanying consolidated balance sheets of Miller Diversified Corporation and subsidiary as of August 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miller Diversified Corporation and subsidiary as of August 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                   Anderson & Whitney, P.C.


November 17, 1999

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
August 31                                                  1999          1998
--------------------------------------------------------------------------------

ASSETS
------
Current Assets:
  Cash                                                  $   88,970    $   63,656
  Receivables:
   Trade accounts receivable                               823,576       823,576
   Accounts - related parties                              309,812       203,137
   Notes - cattle financing                                150,756          --
   Notes - cattle financing - related party                 90,083          --
  Inventories                                            1,657,045     1,321,467
  Prepaid expenses and other                                21,320        13,542
--------------------------------------------------------------------------------
    Total Current Assets                                 3,193,246     2,425,378
--------------------------------------------------------------------------------
Property and Equipment:
  Feedlot facility under capital lease -
    related party                                        1,497,840     1,497,840
  Equipment                                                100,336        77,453
  Equipment under capital leases - related party            30,649        30,649
  Leasehold improvements                                   138,297       131,043
                                                        ----------    ----------
                                                         1,767,122     1,736,985
  Less:  Accumulated depreciation
         and amortization                                  668,751       581,331
--------------------------------------------------------------------------------
    Total Property and Equipment                         1,098,371     1,155,654
--------------------------------------------------------------------------------
Other Assets:
  Securities available for sale                               --          10,347
  Other investments                                        322,286       186,366
  Notes receivable - related party                         300,000       300,000
  Deferred income taxes                                    165,051       233,142
  Deposits and other                                         5,397        30,885
--------------------------------------------------------------------------------
    Total Other Assets                                     792,734       760,740
--------------------------------------------------------------------------------
TOTAL ASSETS                                            $5,084,351    $4,341,772
================================================================================

Continued on next page

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------
August 31                                                 1999          1998
--------------------------------------------------------------------------------

LIABILITIES
-----------
Current Liabilities:
  Cash overdraft                                      $    34,501   $      --
  Notes payable                                         1,394,760     1,001,327
  Trade accounts payable                                  522,468       440,848
  Accrued expenses                                         32,247        32,046
  Customer advance feed contracts                          93,433        14,907
  Current portion of capital lease obligations -
      related party                                        28,496        27,094
--------------------------------------------------------------------------------
    Total Current Liabilities                           2,105,905     1,516,222

Capital Lease Obligations - related party                 955,936       984,432
--------------------------------------------------------------------------------

  Total Liabilities                                     3,061,841     2,500,654

Commitments
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
--------------------
Preferred Stock                                              --            --
Common Stock, par value $.0001 per share;
 25,000,000 shares authorized; 6,364,640
 shares issued and outstanding                                636           636
Additional Paid-in Capital                              1,351,693     1,351,693
Accumulated Other Comprehensive Income (Loss)                --          (9,753)
Retained Earnings                                         670,181       498,542
--------------------------------------------------------------------------------
    Total Stockholders' Equity                          2,022,510     1,841,118
--------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 5,084,351   $ 4,341,772
================================================================================


See Accompanying Notes to Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
Years Ended August 31                                   1999           1998
--------------------------------------------------------------------------------

Revenue:
  Feed and related sales                            $  6,772,709   $  8,211,839
  Fed cattle sales                                     2,630,158      1,373,688
  Feedlot services                                     1,413,624      1,524,310
  Other                                                   29,265         23,005
  Interest income                                         53,808         27,319
  Interest income - related party                         17,800         24,000
--------------------------------------------------------------------------------
    Total Revenue                                     10,917,364     11,184,161
--------------------------------------------------------------------------------

Costs and Expenses:
  Cost of:
   Feed and related sales                              5,837,425      7,372,392
   Fed cattle sales                                    2,478,860      1,477,479
   Cost of feedlot services                            1,353,004      1,386,796
  Selling, general, and administrative                   775,475        773,055
  Equity in loss of investee                              68,825           --
  Write-down of cattle inventory                            --          140,416
  Interest                                                54,116         31,563
  Interest on capital leases - related party             109,929        112,997
--------------------------------------------------------------------------------
    Total Costs and Expenses                          10,677,634     11,294,698
--------------------------------------------------------------------------------

Income (Loss) Before Income Taxes                        239,730       (110,537)

Income Tax Expense (Benefit)                              68,091        (56,180)
--------------------------------------------------------------------------------

NET INCOME (LOSS)                                   $    171,639   $    (54,357)
================================================================================

INCOME (LOSS) PER COMMON SHARE                      $        .03   $       (.01)
--------------------------------------------------------------------------------

Weighted Average Number of Common
   Shares Outstanding                                  6,364,640      6,364,640


See Accompanying Notes to Consolidated Financial Statements.



MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------
                                                                                Accumulated
                                                                                   Other
  Years Ended August 31              Common        Paid-In        Retained     Comprehensive
    1998 and 1999                    Stock         Capital        Earning      Income (Loss)      Total
-----------------------------------------------------------------------------------------------------------
Balance, September 1, 1997        $       636    $ 1,351,693    $   552,899     $     9,213     $ 1,914,441
                                                                                                -----------

Comprehensive Income:
 Net loss for the year ended
  August 31, 1998                        --             --          (54,357)           --           (54,357)

 Net change in unrealized
  appreciation on securities
  available-for-sale                     --             --             --           (18,966)        (18,966)
                                                                                                -----------

  Comprehensive income                   --             --             --              --           (73,323)
-------------------------------------------------------------------------------------------     -----------

Balance, August 31, 1998          $       636    $ 1,351,693    $   498,542     $    (9,753)    $ 1,841,118
                                                                                                -----------

Comprehensive Income:
 Net income for the year ended
  August 31, 1999                        --             --          171,639            --           171,639

 Net change in unrealized
  appreciation on securities
  available-for-sale                     --             --             --             9,753           9,753
                                                                                                -----------

  Comprehensive income                   --             --             --              --           181,392
-------------------------------------------------------------------------------------------     -----------


Balance, August 31, 1999          $       636    $ 1,351,693    $   670,181     $      --       $ 2,022,510
===========================================================================================================



See Accompanying Notes to Consolidated Financial Statements.

                                       F-5


MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------
Years Ended August 31                                          1999            1998
---------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
  Cash received from customers                             $ 10,775,790    $ 10,814,227
  Cash paid to suppliers and employees                      (10,607,488)    (12,124,257)
  Interest received                                              71,608          51,319
  Interest paid                                                (149,948)       (128,774)
  Income taxes refunded                                            --            94,761
---------------------------------------------------------------------------------------
    Net Cash Provided (Utilized) by Operating Activities         89,962      (1,292,724)
---------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
  Acquisition of property and equipment                         (30,137)        (40,640)
  Collections on loans to related party                            --           250,000
  Loans for cattle financing                                   (240,839)           --
  Acquisition of other investments                             (248,616)       (186,366)
  Proceeds from:
     Other investments                                           43,871            --
     Securities available-for-sale                               10,233            --
---------------------------------------------------------------------------------------
   Net Cash Provided (Used) by Investing Activities            (465,488)         22,994
---------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Proceeds from notes payable                                 6,128,732       3,050,699
  Principal payments on notes payable                        (5,735,299)     (2,049,372)
  Principal payments on capital lease obligations
    - related party                                             (27,094)        (27,219)
  Increase in cash overdraft                                     34,501            --
---------------------------------------------------------------------------------------
   Net Cash Provided (Utilized) by
     Financing Activities                                       400,840         974,108
---------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                                  25,314        (295,622)
Cash, Beginning of Year                                          63,656         359,278
---------------------------------------------------------------------------------------
Cash, End of Year                                          $     88,970    $     63,656
---------------------------------------------------------------------------------------


Continued on next page.




MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS -Continued
-----------------------------------------------------------------------------------------
Years Ended August 31                                              1999           1998
-----------------------------------------------------------------------------------------

Reconciliation of Net Income (Loss) to Net
  Cash Provided by Operating Activities:
  Net income (loss)                                            $   171,639    $   (54,357)

  Adjustments:
    Loss on sale of securities available-for-sale                    9,867           --
    Depreciation and amortization                                   87,420         83,648
    Equity in loss of investee                                      68,825           --
    (Increase) Decrease  in deferred income taxes                   68,091        (56,180)
    Reduction of inventory to market value                            --          140,416
    Changes in assets and liabilities:
      (Increase) decrease in:
        Trade accounts receivable                                  (51,684)      (339,688)
        Trade accounts receivable - related party                     --           55,685
        Accounts receivable - related party                       (106,675)      (194,240)
        Income taxes receivable                                       --           94,761
        Inventories                                               (335,578)      (995,434)
        Prepaid expenses                                            (7,778)         5,795
        Deposits and other                                          25,488        (29,385)
      Increase (decrease) in:
        Trade accounts payable and accrued expenses                 81,821         37,147
        Customer advance feed contracts                             78,526           --
        Customer advance feed contracts
          - related parties                                           --          (40,892)
-----------------------------------------------------------------------------------------
        Net Cash Provided (Utilized) by Operating Activities   $    89,962    $(1,292,724)
=========================================================================================


See Accompanying Notes to Consolidated Financial Statements.

                                       F-7

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

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

     ---------------------------------------------------------------------------
     Description of Business:
          The Company's primary business is operating a feedlot facility near La Salle, Colorado in which cattle owned by customers are fed and cared for by the Company. Most customers to which the Company has granted credit either operate in the cattle industry or feed cattle as an investment.

     ---------------------------------------------------------------------------
     Principles of Consolidation:
          The consolidated financial statements include Miller Diversified Corporation and its wholly-owned subsidiary, Miller Feeders, Inc. (commission agent buying feeder cattle and selling fed cattle for the Company's feeding customers and others.

          All material intercompany profits, transactions, and balances have been eliminated.

     ---------------------------------------------------------------------------
     Trade Accounts Receivable:
          No allowance for doubtful accounts receivable has been recorded based on the history of the Company and its ability to place an Agister's Lien on customers' cattle in the feedlot. An Agister's Lien is a lien that a party can place on cattle in its possession that enables it to collect for feed and care provided to the cattle, ahead of other claimants, from the proceeds of selling the cattle. The lien also enables the party in possession to sell the cattle to the highest bidder in order to be paid for its feed and services.

     ---------------------------------------------------------------------------
     Concentration of Credit Risk:
          At August 31, 1999 and 1998, the Company had trade accounts receivable from three unrelated customers and two unrelated customers, totaling $601,764 and $670,866, respectively. Each of these customer's balances at year end exceeded 10% of the Company's total trade accounts receivable.

     ---------------------------------------------------------------------------
     Inventories:
          Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method for feed and grain inventories while the first in, first out (FIFO) and specific identification methods are used for all other inventories.

     ---------------------------------------------------------------------------

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Note 1 - Summary of Significant Accounting Policies: - Continued

     Property and Equipment:
          Property and equipment are recorded at acquisition Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

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

     ---------------------------------------------------------------------------
     Securities Available for Sale:
          Available-for-sale securities consist of equity securities not classified as trading securities nor as held for maturity securities. Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of stockholders' equity until realized. Gains and losses on the sale of securities available for sale are determined using the specific-identification method.

     ---------------------------------------------------------------------------
     Other Investments
          The Company's other investments consist of a working interest in two oil and gas wells in Northern Colorado, which is accounted for on a cost basis. A 50% interest in a limited liability corporation that operates a water cooler business located in Colorado is accounted for using the equity method.

     ---------------------------------------------------------------------------
     Feed Sales:
          Revenue is recognized on feed sales when the feed is delivered to pens of customers' cattle for consumption.

     ---------------------------------------------------------------------------
     Cattle Brokerage:
          Miller Feeders, Inc. accumulates cattle which meet the specifications of the Company's cattle feeding customers until a complete lot is formed and ready for a feeding program. Feeder cattle temporarily retained for brokerage are stated at specifically identified cost.

          The Company recognizes commissions earned at the time a lot of feeder cattle is transferred to a customer. In addition, commissions are earned as customers' fed cattle are marketed.

     ---------------------------------------------------------------------------

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Note 1 - Summary of Significant Accounting Policies: - Continued

     Income Taxes:
          Deferred tax liabilities or assets, net of any applicable valuation allowance for deferred tax assets, are recognized for the estimated future tax effects attributable to temporary differences and carryforwards. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the asset and liability to which they related Deferred tax liabilities and assets not related to an asset or liability for financial reporting, including deferred tax assets related to carryforwards, are classified as current or noncurrent according to the expected reversal date of the temporary difference. The Company and its subsidiary file consolidated corporate income tax returns.

     ---------------------------------------------------------------------------
     Income per Common Share:
          Income per common share is computed by using the weighted average number of common shares outstanding during the period presented. Fully diluted earnings per share amounts are not presented for 1999 or 1998 as no stock options, warrants, or preferred stock were outstanding.

     ---------------------------------------------------------------------------
     Cash Equivalents:
          The Company considers all highly-liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     ---------------------------------------------------------------------------
     Use of Estimates:
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimate and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     ---------------------------------------------------------------------------
     Reclassifications
          Certain reclassifications of 1998 financial statement information have been made to conform with 1999 presentation.

     ---------------------------------------------------------------------------

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Note 2 - Securities Available for Sale:

          ---------------------------------------------------------------
                                                       Unrealized Holding
                              Amortized   Estimated    ------------------
          August 31, 1999       Cost     Market Value   Gains     Losses
          ---------------------------------------------------------------
          Equity  Securities   $20,100     $10,347     $  --     $ 9,753
          ---------------------------------------------------------------

          The equity securities were sold in August 1999 at a loss of $ 9,867.

--------------------------------------------------------------------------------

Note 3 - Inventories:

          ----------------------------------------------------------------
          Years Ending August 31                      1999         1998
          ----------------------------------------------------------------
          Feed  and  grain                         $  124,428   $  204,889
          Feeder cattle for resale (Procurement)      315,903         --
          Veterinary supplies and other                14,655       15,704
          Cattle on feed to finish (Fed Cattle)     1,202,059    1,100,874
                                                   ----------   ----------
                                                   $1,657,045   $1,321,467

--------------------------------------------------------------------------------

Note 4 - Capital Leases:

          The Company leases its feedlot facilities and certain equipment from a related party under capital leases expiring in various years through 2016. Monthly lease payments on the feedlot facilities are two and one-third cents (2 1/3 cents) per head per day for cattle actually in the feedlot, subject to a minimum of $10,750 and maximum of $13,300. The Company is responsible for all maintenance, insurance, utilities, and taxes on the property, and has an option to purchase the feedlot facility for $1,300,000. The following is an analysis of the leased property:

          Years Ending August 31                          1999         1998
          --------------------------------------------------------------------
          Feedlot facilities under capital lease       $1,497,840   $1,497,840
          Less: Accumulated amortization                  514,260      454,345
          --------------------------------------------------------------------
          Net feedlot facilities under capital lease   $  983,580   $1,043,495

          Equipment under capital leases                   30,649       30,649
          Less: Accumulated amortization                   26,052       19,922
          --------------------------------------------------------------------
          Net equipment under capital leases                4,597       10,727
          --------------------------------------------------------------------
                                                       $  988,177   $1,054,222

          --------------------------------------------------------------------
          Future minimum lease payments under the capital leases at August 31, 1999 for each of the next five years and in the aggregate are as follows:

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Note 4 - Capital Leases - Continued:

          ---------------------------------------------------------
          Year Ending August 31                            Total
          ---------------------------------------------------------
               2000                                    $   135,305
               2001                                        129,000
               2002                                        129,000
               2003                                        129,000
               Later years                              1,472,1750
          --------------------------------------------------------
          Total minimum lease payments                   2,124,055
               Less:  Amount representing interest       1,139,623
               ---------------------------------------------------
          Present value of net minimum lease payments      984,432
               Less: Current portion                        28,496
               ---------------------------------------------------
                                                       $   955,936
          --------------------------------------------------------

--------------------------------------------------------------------------------
Note 5 - Other Investments:

          --------------------------------------------------------------------
          Years Ending August 31                             1999       1998
          --------------------------------------------------------------------
          Working interst in two oil and gas wells
              in Northern Colorado                        $ 211,111  $ 186,366
          50% interest in Colorado limited liability
             (LLC) operating a water cooler business        111,175        --
             -----------------------------------------------------------------
                                                          $ 322,286  $ 186,366

     ---------------------------------------------------------------------------
          In October 1999, the Company agreed to advance the LLC up to $200,000 on a 10% promissory note due August 2004. Funding for the advances on this note is provided by a financing agreement with a related party financing company and is collateralized by the Company's interest in the LLC.

--------------------------------------------------------------------------------
Note 6 - Notes Receivable - Related Party:

          ----------------------------------------------------------------------
          Years Ending August 31                            1999       1998
          ----------------------------------------------------------------------
          Note receivable from Miller Feed Lots, Inc.,
          interest payable monthly at 6%, due May 2002,
          without collateral, and subordinated to MFL
          mortgagor                                       $300,000   $300,000
--------------------------------------------------------------------------------

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Note 7 - Notes Payable:

          ----------------------------------------------------------------------
          Years Ending August 31                                1999      1998
          ----------------------------------------------------------------------

          Revolving lines of credit (summarized below) with Farm Credit Services matured in December 1999, interest payable quarterly at a variable interest rate (8.5% and 9% at August 31, 1999 and 1998, respectively), collateralized by inventories, and accounts receivable, guaranteed by two officers/directors and Miller Feed Lots, Inc., a related party.

          ----------------------------------------------------------------------
          Years Ending August 31                              1999      1998
          ----------------------------------------------------------------------
          $  300,000 Operating                         $   200,000   $   295,045
          $  850,000 Cattle feeding                        655,719       706,258
          $2,000,000 Customer financing ($1,000,000
            maximum outstanding)                           239,041          --
          $  300,000 Cattle procurement                    300,000            24
          ----------------------------------------------------------------------
                                                       $ 1,394,760   $ 1,001,327

          On November 13, 1999, the cattle feeding line of credit was increased to $4,000,000

--------------------------------------------------------------------------------
Note 8 - Operating Leases:

          The Company leases office space, certain equipment, and other items under various month-to-month operating lease agreements.

          Total rental expense was $161,102 and $147,709 for the years ended August 31, 1999 and 1998, respectively, of which $134,823 and $123,619, respectively, was paid to related parties.

--------------------------------------------------------------------------------
Note 9 - Income Taxes:

          -----------------------------------------------------------
          Years Ending August 31                  1999         1998
          -----------------------------------------------------------
          Current income taxes                  $   --       $   --
          Deferred income taxes                   68,091      (56,180)
          -----------------------------------------------------------
          Income Tax Expense (Benefit)          $ 68,091     $(56,180)

          Significant components and the related tax effect of temporary differences and carryforwards are as follows:

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Note 9 - Income Taxes - Continued:


          ------------------------------------------------------------------------------
          August 31                               1999                      1998
                                          ---------------------    ---------------------
                                          Current     Long-Term     Current    Long-Term
          ------------------------------------------------------------------------------
          Deferred Tax Liabilities:
          Depreciation                    $    --     $   9,232    $    --     $   7,561

          ------------------------------------------------------------------------------
          Deferred Tax Assets:
          Capital leases                       --        92,299         --        84,510
          Contributions  carryforward          --          --           --         3,497
          Built-in loss on land                --       179,406         --       179,406
          NOL carryover                        --        81,984         --       152,696
          ------------------------------------------------------------------------------
                                               --       353,689         --       420,109

          ------------------------------------------------------------------------------
          Deferred Tax Assets Valuation
            Allowance                          --      (179,406)        --      (179,406)
          ------------------------------------------------------------------------------

          Net Deferred
            Tax  Asset                    $    --     $ 165,051    $    --     $ 233,142
          ------------------------------------------------------------------------------


          The differences between income tax expense (benefit) and the amount computed by applying the federal statutory rates are as follows:

          --------------------------------------------------------------------
          Years Ending August 31                             1999       1998
          --------------------------------------------------------------------
          Computed at expected federal statutory rate     $ 76,745    $(25,833)
          Other                                             (8,654)    (30,347)
          --------------------------------------------------------------------
          Income Tax Expense (Benefit)                    $ 68,091    $(56,180)

     As of August 31, 1998, the Company had unused consolidated operating carryforwards of $241,132 and tax credit carryforwards of $67,000 available to reduce future taxable income and income tax liabilities. The Internal Revenue Code restricts the utilization of an additional $2,020,000 in operating loss carryfowards to a maximum of $53,710 per year. These net operating loss carryforwards expire as follows:

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Note 9 - Income Taxes - Continued:

          ---------------------------------------------------------------------
          Years Ending August 31                 Restricted        Consolidated
          ---------------------------------------------------------------------
                  2002                            887,000              79,396
                  2003                            321,000                --
                  2004                            159,000                --
                  2005                             57,000                --
                  2007                             69,000                --
                  2012                            527,000              74,873
                  2016                               --                86,863
                 --------------------------------------------------------------
                                               $2,020,000         $   241,132
--------------------------------------------------------------------------------
Note 10 - Related Party Transactions:

          The Company is related to Miller Feed Lots, Inc. (MFL) through partial common ownership and management.

          The following schedule summarizes transactions between the Company and MFL.

          ------------------------------------------------------------------
          Years Ending August 31                           1999       1998
          ------------------------------------------------------------------
          Payments to MFL for:
            Freight                                      $174,505   $177,931
            Capital lease of feedlot facility (Note 5)    129,000    129,000
            Capital lease of equipment (Note 5)             8,023     17,020
            Operating lease of equipment (Note 8)         125,823    114,618
            Company housing rent (Note 8)                   9,000      9,000
          Interest income from MFL (Note 6)                17,800     24,000

          ------------------------------------------------------------------

          In August 1992, the Company sold substantially all of its operating equipment to MFL and then leased back only a portion of the equipment necessary to operate the feedlot facility. The Company realized a gain on this transaction of $74,467 which was deferred and was recognized over the term of the lease, which terminated during the year ended August 31, 1997.

          Employees and officers of the Company feed cattle personally and in conjunction with companies they control. Sales to those related parties were approximately $829,594 and $838,600 for the years ended August 31, 1999 and 1998, respectively.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Note 11 - Major Customers:

          The Company had sales to major customers which exceeded 10% of total revenue for certain years as shown below. Because of the nature of the Company's business, the major customers may vary between periods.

          ------------------------------------------------------------------
          Years Ending August 31                        1999         1998
          ------------------------------------------------------------------
          Charles Micale, dba My Way Land & Cattle   $2,176,301   $2,173,131
          Ulrich Farms, Inc                             239,923    5,290,155
          ------------------------------------------------------------------
--------------------------------------------------------------------------------
Note 12 - Commitments:

          The Company is committed to purchase various crop commodities with anticipated delivery dates in the subsequent fiscal year. At August 31, 1999 and 1998, these purchase commitments aggregated approximately $1,617,610 and $612,505, respectively.

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

          On June 22, 1998, the Company signed an Agreement and Plan of Exchange with MFL, which would make MFL a wholly-owned subsidiary of the Company. The agreement calls for the Company to issue 7,000,000 shares of its common stock to MFL shareholders in exchange for all of MFL's issued and outstanding common shares. The transaction is subject to the approval of the Company's stockholders.

          At August 31, 1999 and 1998, the Company had an outstanding letter of credit amounting to $125,000 for a bond with and insurance company.

--------------------------------------------------------------------------------
Note 13 - Preferred Stock:

          In January 1991, the stockholders authorized 1,000,000 shares of 8% noncumulative preferred stock with a par value of $2 per share. The preferred stock has a liquidation preference to the extent of par value only. No shares were issued or outstanding at August 31, 1999 and 1998.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Note 14 - Fair Value of Financial Instruments:

          The Company's financial instruments include cash, accounts receivable, notes receivable, accounts payable, customer advance feed contracts, and notes payable. The Company estimates that the fair value of all financial instruments at August 31, 1999 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.

          The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. The carrying amount of cash, accounts receivable, accounts payable, and customer advance feed contracts approximates fair value because of the short maturity of these instruments. The carrying amount of notes receivable and notes payable approximates fair value as interest rates approximate current rates for loans with similar terms and remaining maturaties. The equity securities available-for-sale are reported at estimated market value determined by quote prices on the balance sheet date. The carrying value of other investments approximates the fair value as determined by the present value of estimated future cash flows or the equity in underlying assets.

--------------------------------------------------------------------------------

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE
----------------------------------------------------------------------------
     None.

                                    PART III


ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
------------------------------------------------------

Directors
---------

     The following table sets forth the names of all Directors of the Company as of Decebmer 31, 1999, indicating all positions and offices with the Company held by each such person.

                                                    All Positions and Offices
                                    Age             Held With the Company
     -------------------------------------------------------------------------
     James E. Miller                61              President, Chief Executive
                                                    Officer, Chief Financial
                                                    Officer, and Director

     Norman M. Dean                 79              Chairman of the Board of
                                                    Directors and Director

     Alan D. Gorden                 55              Director

     The Company's Directors hold office until the next annual meeting of the Company's shareholders. There is no arrangement or understanding between any Director of the Company and any other person or persons pursuant to which such Director was or is to be selected as a Director or a nominee for director.

Executive Officers
------------------

     The following table sets forth the name and ages of all Executive Officers of the Company as of December 31, 1999, indicating all positions and offices with the Company held by each such person.


                                                   All Positions and Offices
                                   Age             Held With the Company
     ------------------------------------------------------------------------
     James E. Miller               61              President, Chief Executive
                                                   Officer, Chief Financial
                                                   Officer, and Director

     Norman M. Dean                79              Chairman of the Board of
                                                   Directors and Director

     Stephen R. Story              48              Secretary-Treasurer

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

ITEM 10 EXECUTIVE COMPENSATION
------------------------------

Summary Compensation Table
--------------------------

     The following table sets forth information concerning the compensation of the Chief Executive Officer of the Company. There were no other executive officers of the Company whose salary and bonuses for the year ended August 31, 1999 exceeded $100,000.


                                        SUMMARY COMPENSATION TABLE
 -----------------------------------------------------------------------------------------------------------
                                    Annual Compensation              Long-Term Compensation
                                 -------------------------   --------------------------------------
                                                                         Awards         Payouts
                                                                    ----------------    -------
          (a)             (b)         (c)       (d)        (e)        (f)       (g)       (h)        (i)
                                                          Other                                      All
                                               Annual   Restricted                                  Other
 Name and              Year Ended                         Compen-    Stock    Options/   LTIP       Compen-
 Principal Position     August 31  Salary($)   Bonus($)  sation($)  Award($)  SARs (#)   Payout($)  sation($)
 ------------------     ---------  ---------   --------  ---------  --------  --------   ---------  ---------
 James E. Miller,         1999      $72,000    $     -   $      -   $     -          -   $    -     $    -
 Chief Executive Officer  1998       72,000          -          -         -          -        -          -
                          1997       72,000          -          -         -   (300,000)       -          -
                          1996       72,000     10,000          -         -    300,000        -          -


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

--------------------------------------------------------------------------------
                OPTIONS/SAR GRANTS IN YEAR ENDED AUGUST 31, 1999
--------------------------------------------------------------------------------
          (a)                 (b)            (c)          (d)            (e)
                                          % of Total
                                         Options/SARs
     Name and                             Granted to   Exercise or
     Principal            Options/SARs   Employees in   Base Price    Expiration
     Position              Granted (#)    Fiscal Year   ($/Share)        Date
     ---------------------------------------------------------------------------
     James E. Miller           0              .0%         .0000
     President

     Norman M. Dean            0              .0%         .0000
     Chairman of the Board

     Alan D. Gorden            0              .0%         .0000

--------------------------------------------------------------------------------
       AGGREGATED OPTION/SAR EXERCISES IN YEAR ENDED AUGUST 31, 1999
                AND OPTION/SAR VALUE AS OF AUGUST 31, 1997
--------------------------------------------------------------------------------
     (a)             (b)           (c)            (d)             (e)
                                                               Value of
                                              Number of        Unexercised
                                              Unexercised      In-the-Money
                                              Options/SARs     Options/SARs
                                              at FY-End (#)    at FY-End ($)
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

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
----------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

     The following table sets forth the number and percentage of shares of the Company's $.0001 par value Common Stock (its only class of voting securities) owned beneficially by any person who, as of August 31, 1999, is known to the Company to be the beneficial owner of 5% or more of such Common Stock (except Directors and Officers whose ownership is set forth in the next paragraph).

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

                                      Amount and Nature
     Name of                           of Beneficial              Percent
     Beneficial Owner                    Ownership                of Class
     ---------------------------------------------------------------------

     James E. Miller                     994,706 (1)               15.6%
     23402 Weld County Road 35
     La Salle, CO  80645

     Norman M. Dean                    1,069,786 (2)               16.8%
     5754 W 11th Street #201
     Greeley, CO  80634

     Alan D.  Gorden                      50,000 (3)                 .8%
     4570 Old Ranch Road
     Colorado Springs, CO  80908

     Stephen R. Story                      1,810                      -%
     2322 45th Avenue
     Greeley, CO  80634

                                    Amount and Nature
     Name of                          of Beneficial                Percent
     Beneficial Owner                   Ownership                  of Class
     ----------------------------------------------------------------------
     All Directors and                  2,116,302                  33.3%
     Executive Officers
      as a Group (4 Persons)

     ---------------------

     (1)  Includes 45,906 shares owned by Mr. Miller's wife.
     (2)  Includes 45,905 shares owned by Mr. Dean's wife.
     (3) Includes 100,000 shares owned by Gorden Properties LLC . Mr. Gorden is the general partner and owns 50% of the shares of Gorden Properties LLC. Mr. Gorden may be deemed to have indirect voting and investment power of 50% of the shares

Changes in Control
------------------

     There are no arrangements, known to the Company, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
------------------------------------------------------

Transactions With Miller Feed Lots, Inc.
----------------------------------------

     The Company is related through partial common ownership with Miller Feed Lots, Inc. ("MFL"). James E. Miller, a Director and President of the Company, and Norman M. Dean, a Director and Chairman of the Board of Directors of the Company, together beneficially own 33% of the Company's stock. Together, Mr. Dean and Mr. Miller own all of the outstanding stock of MFL. The Company leases its feedlot facilities and most of its equipment, rents some equipment on a month to month basis and purchases some of its transportation services from MFL. Mr. Miller manages the operations of MFL as well as the feedlot operations of the Company. See Note 10 of Notes to Consolidated Financial Statements attached for a summary of the transactions with MFL for the years ended August 31, 1999 and 1998.

     On February 1, 1991, the Company executed a 25-year capital lease of its facilities (see Part I, Item 2, Properties) from MFL. As they negotiated for a long-term lease, the Company's Board of Directors undertook considerable analyses and comparisons to insure the lease was consistent with the Company's objectives and that the terms were fair and reasonable. The lease was unanimously approved by the Board of Directors, including all disinterested directors. From February 1, 1987 through January 31, 1991, the Company leased the Facilities from MFL under a short-term operating lease, and amendments and extensions thereof. The monthly rent under the short-term operating leases was the same as it was under the long-term lease, and the Company was responsible for the same property expenses as under the new long-term lease. Effective August 1, 1992, the Company amended its lease with MFL to lease only one of the two feedlots initially leased. The feedlot being leased after the amendment has a capacity of approximately 20,000 head of cattle. The Company has continued to lease one feedlot under the 25-year lease at the same rent of 2 1/3 cents per head per day, with a minimum of $10,750 and maximum of $13,300 per month. The Company has an option to purchase the feedlot it leases for $1,300,000.

     The above-described transactions were entered into on terms the Company believes were at least as favorable as would have been available from unaffiliated third parties.

     On May 31, 1997 the Company loaned $300,000 to MFL pursuant to a note that matures May 31, 2002. The note is unsecured and bears interest at 6% per annum, payable monthly. MFL used the proceeds from the loan to acquire additional feeder cattle to place in the Company's feedlot. The note is subordinated to MFL's mortgagor.

     In June 1998 the Company signed an Agreement and Plan of Exchange with Miller Feed Lots, Inc. ("MFL"). The Agreement calls for the Company to issue up to 7,000,000 shares of its common stock to the shareholders of MFL and MFL would become a wholly owned subsidiary of the Company. Upon consummation of the Exchange, 14,763.78 shares of the Company's common stock would be issued in exchange for each share of the MFL common stock currently outstanding. In the aggregate, 15,000,000 shares of the Company's common stock would be issued in exchange for 1,016 shares of MFL common stock issued and outstanding. The exchange ratio of the common stock was based upon several factors, including the net asset value of MFL, its value as a going concern, the fair market value of MFL assets as determined by appraisal and the market price of the Company's common stock. The Board of Directors of the Company and MFL mutually determined the exchange ratio, although both boards, for the most part, are made up of the same individuals. The transaction is subject to approval of the Company's stockholders.

                                     PART IV

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

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


                                             MILLER DIVERSIFIED CORPORATION

Dated: January 4, 2000                       By /s/ JAMES E. MILLER
                                             --------------------------
                                             James E. Miller, President


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                          Title                         Date
     ---------                          -----                         ----

\s\ JAMES E. MILLER             President,  Principal            January 4, 2000
-------------------             Executive Officer,
James E. Miller                 Principal Financial
                                Officer, and Director



\s\ STEPHEN R. STORY            Secretary-Treasurer,             January 4, 2000
--------------------            Principal Accounting
Stephen R. Story                Officer



\s\ NORMAN M. DEAN              Chairman of the                  January 4, 2000
------------------              Board and Director
Norman M. Dean


                                Director
-------------------
 Alan D. Gorden