Form 10QSB
period 1999-11-30
MILLER DIVERSIFIED CORP
filed 2000-02-04
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934


                     For the Quarter Ended November 30, 1999

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

                               YES  X    NO ___

Number of shares of Common Stock, par value $.0001, outstanding on January 30, 2000, 6,364,640.

Transitional Small Business Disclosure Format: YES ___  NO   X

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                                      November 30,    August 31,
                                                          1999          1999
--------------------------------------------------------------------------------

ASSETS
------
Current Assets:
  Cash                                                 $  264,709     $   88,970
  Receivables:
    Trade accounts                                        650,388        875,260
    Accounts - related parties                               --          309,812
    Notes - cattle financing                              201,671        150,756
    Notes - cattle financing -related party               102,201         90,083
    Tax refunds                                            21,164           --
  Inventories                                           3,100,430      1,657,045
  Prepaid expenses                                         16,613         21,320
--------------------------------------------------------------------------------
    Total Current Assets                                4,357,176      3,193,246
--------------------------------------------------------------------------------
Property and Equipment:
  Feedlot facility under capital lease -
    related party                                       1,497,840      1,497,840
  Equipment                                               115,074        100,336
  Equipment under capital leases -
    related party                                          30,649         30,649
  Leasehold improvements                                  152,124        138,297
                                                       -------------------------

                                                        1,795,687      1,767,122
  Less:  Accumulated depreciation
         and amortization                                 689,967        668,751
--------------------------------------------------------------------------------
    Total Property and Equipment                        1,105,720      1,098,371
--------------------------------------------------------------------------------
Other Assets:
  Other investments                                       323,621        322,286
  Notes receivable - related parties                      376,000        300,000
  Deferred income taxes                                   165,051        165,051
  Deposits and other                                        5,397          5,397
--------------------------------------------------------------------------------
    Total Other Assets                                    870,069        792,734
--------------------------------------------------------------------------------
TOTAL ASSETS                                           $6,332,965     $5,084,351
================================================================================

Continued on next page

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------
                                                       November 30,   August 31,
                                                           1999          1999
--------------------------------------------------------------------------------

LIABILITIES
-----------
Current Liabilities:
  Bank overdraft                                        $   84,007    $   34,501
  Notes payable                                          2,419,213     1,394,760
  Trade accounts payable                                   461,145       522,468
  Accounts payable - related party                          71,920          --
  Accrued expenses                                          37,260        32,247
  Customer advance feed contracts                           34,907        93,433
  Current portion of note payable-related party             44,436          --
  Current portion of capital lease obligations -
      related party                                         26,638        28,496
--------------------------------------------------------------------------------
    Total Current Liabilities                            3,179,526     2,105,905

Note payable - related party                               243,877          --
Capital Lease Obligations - related party                  950,544       955,936
--------------------------------------------------------------------------------

  Total Liabilities                                      4,373,947     3,061,841

Commitments

--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
--------------------
Preferred Stock                                               --            --
Common Stock, par value $.0001 per share;
 25,000,000 shares authorized; 6,364,640
 shares issued and outstanding                                 636           636
Additional Paid-in Capital                               1,351,693     1,351,693
Retained Earnings                                          606,689       670,181
--------------------------------------------------------------------------------
    Total Stockholders' Equity                           1,959,018     2,022,510
--------------------------------------------------------------------------------

TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                        $6,332,965    $5,084,351
================================================================================


See Accompanying Notes to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
Three Months Ended November 30                           1999           1998
--------------------------------------------------------------------------------
Revenue:
  Feed and related sales                              $ 1,008,027    $ 1,702,717
  Fed cattle sales                                      1,012,490      1,151,238
  Feedlot services                                        310,943        257,055
  Other                                                    10,620         18,051
  Interest income                                          13,381          8,491
  Interest income - related party                           4,700          4,500
--------------------------------------------------------------------------------
    Total Revenue                                       2,360,161      3,142,052
--------------------------------------------------------------------------------

Costs and Expenses:
  Cost of:
     Feed and related sales                               889,117      1,467,614
     Fed cattle sales                                     962,111      1,090,341
     Feedlot services                                     336,437        272,704
  Selling, general, and administrative                    194,992        171,265
  Equity in loss of investee                               14,070           --
  Interest                                                 13,649         13,672
  Interest on note payable - related party                  7,435           --
  Interest on capital leases - related party               27,006         27,758
--------------------------------------------------------------------------------
    Total Costs and Expenses                            2,444,817      3,043,354
--------------------------------------------------------------------------------

Income (Loss) Before Income Taxes                         (84,656)        98,698

Income Tax Expense (Benefit)                              (21,164)        36,814
--------------------------------------------------------------------------------

NET INCOME  (LOSS)                                    $   (63,492)   $    61,884
================================================================================

INCOME (LOSS) PER COMMON SHARE                        $      (.01)   $       .01
--------------------------------------------------------------------------------

Weighted Average Number of Common
   Shares Outstanding                                   6,364,640      6,364,640
================================================================================


See Accompanying Notes to Unaudited Consolidated Financial Statements

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                                                                      Restated
Three Months Ended November 30,                         1999            1998
--------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Cash received from customers                       $ 2,508,426    $ 3,108,590
  Cash paid to suppliers and employees                (3,479,764)    (2,280,730)
  Interest received                                       18,081          8,491
  Interest paid                                          (43,023)       (45,981)
--------------------------------------------------------------------------------
    Net Cash Provided (Utilized) by
      Operating Activities                              (996,280)       790,370
--------------------------------------------------------------------------------
Cash Flows from Investing Activities:
  Acquisition of property and equipment                  (28,565)          --
  Acquisition of other investments                       (15,405)       (87,023)
  Loans to related party                                 (76,000)          --
  Loans for cattle financing                            (251,250)      (176,174)
  Collections from cattle financing                      188,216           --
--------------------------------------------------------------------------------
   Net Cash Utilized  by  Investing Activities          (183,004)      (263,197)
--------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Proceeds from :
       Short-term notes payable                        4,136,075      1,405,633
       Long-term note payable - related party            300,000           --
  Principal payments on::
       Short-term notes payable                       (3,111,622)    (1,946,542)
       Long-term note payable - related party            (11,687)          --
       Capital lease obligations - related party          (7,249)        (6,498)
  Increase in cash overdraft                              49,506         22,877
--------------------------------------------------------------------------------
   Net Cash Provided  (Utilized)
       by Financing Activities                         1,355,023       (524,530)
--------------------------------------------------------------------------------
Net Increase in Cash                                     175,739          2,643
Cash, Beginning of Year                                   88,970         63,656
--------------------------------------------------------------------------------
Cash, End of Period                                  $   264,709    $    66,299
================================================================================

Continued on next page

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------
                                                                      Restated
Three Months Ended November 30                          1999            1998
--------------------------------------------------------------------------------

Reconciliation of Net Income (Loss) to Net
  Cash Provided by Operating Activities:
  Net income (Loss)                                 $   (63,492)    $    61,884
  Adjustments:
    Depreciation and amortization                        21,216          21,135
    Equity in loss of investee                           14,070            --
    Changes in assets and liabilities:
      (Increase) decrease in:
        Trade accounts receivable                       224,872         (24,971)
        Accounts receivable - related party             309,812         (88,728)
        Income taxes receivable                         (21,164)           --
        Inventories                                  (1,443,385)        606,935
        Prepaid expenses                                  4,707          (4,463)
        Deposits and other                                 --            14,385
      Increase (decrease) in:
        Trade accounts payable and accrued
          expenses                                      (56,310)        167,379
        Accrued income taxes payable                       --            36,814
        Accounts payable - related party                 71,920            --
        Customer advance feed contracts                 (58,526)           --
--------------------------------------------------------------------------------
        Net Cash Provided (Utilized) by
          Operating Activities                      $  (996,280)    $   790,370
================================================================================


See Accompanying Notes to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

---------------------

The consolidated balance sheets as of November 30, 1999 and August 31, 1999, the consolidated statements of earnings for the three months ended November 30, 1999 and 1998 and the consolidated statements of cash flows for the three months ended November 30, 1999 and 1998 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have bee condensed or omitted as allowed by the rules and regulations of the Securities and Exchange Commission.

The consolidated statements of cash flows the three months ended November 30, 1998 have been restated to provide continuity in the reporting of a change in the inventory of procurement cattle (held for resale to customers), which was considered "Short-term cattle financing" for the period ended November 30, 1998. This qualification is no longer reported.

In preparation of the above-described financial statements, all adjustments of a normal and recurring nature have been made. The Company believes that the accompanying Unaudited financial statements contain all adjustments necessary to present fairly the results of operations and cash flows for the periods presented. Further, management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the annual financial statements and the notes thereto. The operations for the three month period ended November 30, 1999 are not necessarily indicative of the results to be expected for the year.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------

Results of Operations
---------------------

     A summary of the net earnings (loss) for the three months of the quarter ended November 30, 1999, compared to the same period the year before is as follows:

     Three Months Ended November 30,         1999          1998       Decrease
     ---------------------------------------------------------------------------
     First Quarter                       $  (63,492)   $   61,884   $  (125,376)

          The most significant factor that affects operating results is the average head numbers of cattle per day ("average head days") in the Company's feedlot because feed is sold and feedlot services are rendered to the cattle owners. Sales of feed and feedlot services account for 56% and 63% of the Company's total revenues for the three month periods ended November 30, 1999 and 1998, respectively.

          As noted below, fed cattle sales, which accounted for 43% and 37% of the total revenues for the periods ended November 30, 1999 and 1998, respectively are continuing to have a greater influence on the Company's total revenues. The increase is the result of management's policy change to feeding more cattle to slaughter for the Company's account.

     Average Head Days Summary (Includes customer and Company cattle)
     Three Months Ended November 30,     1999           1998         Decrease
     ------------------------------------------------------------------------
     First Quarter                      12,016         14,114         (2,098)

     The 2,098 or 14.9% decrease in average head days for the three months ended November 30, 1999 compared to the previous year, impacted several areas as described below.

     Total Head of Slaughter Sold for Company's Account
     November 30,                        1999           1998          Decrease
     -------------------------------------------------------------------------
     First Quarter                       1,136          1,530           (394)

     Total Head in Inventory -  Cattle Fed to Slaughter for Company's Account
     November 30,                        1999           1998          Increase
     -------------------------------------------------------------------------
     First Quarter                       4,036            553          3,483

The 3,483 or 629.9% increase in total head being fed to slaughter for the Company's account for the three months ended November 30, 1999 compared to the previous year, also impacted several areas as described below.

     Another factor that affected earnings for the three months ended November 30, 1999 and 1998, is the Company's "fall calf program". As a service to customers, the Company purchases for them calves weaned in the fall and places them with local farmer-feeders who feed and care for the calves until the following February through April when the cattle are transferred to the Company's feedlot. These fall calf programs are undertaken on essentially a break-even basis; that is, the amounts paid to the farmer-feeders are about the same as the amounts charged to the customers. Although originally undertaken as a method to improve placements in February through April when cattle placements were usually low, changes in the industry coupled with the Company's commitment to retain ownership on more cattle and feed them to slaughter has lessened the impact of the program . The Company will continue to take advantage of any benefits that the program can produce. The revenues are recorded as sales of feedlot services and the costs as the cost of feedlot services. Therefore, a high volume in the fall calf program can reduce the gross profit percentage on sales of feedlot services. On November 30, 1999, the Company had 2,454 head in its fall calf program as compared to 2,085 head the previous year. Although this is an increase of only 369 head, or 18%, there was an increase in the sales and costs of the fall calf program for the three months ended November 30, 1999 over the same period the previous year of approximately $35,900 as a result of the timing of the actual placement of the calves, which was approximately 30 days earlier for the quarter ended November 30, 1999. This had a impact on the decrease in the gross profit percentage from sales of feedlot services as noted below. The actual increase in the fall calf program should not have any effect on the Company's overall placements, financial position, results of operations or liquidity. With the change in the Company's policy to increasing the number of cattle the Company maintains ownership of and feeds to slaughter, along with changing patterns in the industry, the Company is expecting placement levels for the balance of the current year to be at or above the placement levels of prior years. Even with continued placements of cattle not in the fall calf program, the Company anticipates taking advantage of any benefits that may arise from feeding cattle with outside farmers/feeders.

     Other key factors that affect earnings are the gross profit percentages on feed and related sales, and on feedlot services. The following is a brief summary of gross profit and gross profit percentages on feed and related sales:

                                                                  Increase
     Three Months Ended November 30,   1999          1998        (Decrease)
     ----------------------------------------------------------------------
     Feed and related sales         $1,008,027    $1,702,717    $ (694,690)
     Cost of feed and
         related sales              $  889,117    $1,467,614    $ (578,497)
     ----------------------------------------------------------------------
          Gross profit              $  118,910    $  235,103    $ (116,193)

          Gross profit percentage         11.8%         13.8%         (2.0%)

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

     The $116,193 decrease in gross profit from feed and related sales for the period ended November 30, 1999 from the same period the previous year is a result of changes in the four variables described above. Not included in the feed and related sales and costs of sales for feed and related sales to cattle owned by the Company which are feeding to slaughter. The following tables detail the effects of the feed consumed by the Company owned cattle being fed to slaughter. The chart is based on the assumption that the feed consumed by the Company owned cattle is the same as comparable sales to custom feeding customers.

     Proforma "Sales" and "Costs"             November 30
     for feed and services rendered         1999        1998
     to Company owned cattle                                      Increase
     ----------------------------------------------------------------------
     Feed and other sales                 $345,908    $113,745    $232,163
     Cost of feed and other sales          301,632     104,715     196,917
     ----------------------------------------------------------------------
     Gross profit                         $ 44,276    $  9,030    $ 35,246

     Gross profit percentage                  12.8%        7.9%        4.9%

The total of all feed and related sales, without regard to ownership and the different accounting standards applied, would be as follows (Combined Feed and Other Sales and above proforma figures):

     Total Sales and Costs of sales  November 30
     for feed and services rendered    1999          1998         Increase
     without regard to ownership                                 (Decrease)
     ----------------------------------------------------------------------
     Feed and other sales           $1,353,935    $1,816,492    $ (462,557)
     Cost of feed and other sales    1,190,749     1,572,329      (381,580)
     Gross profit                   $  163,186    $  244,163    $  (80,977)

     Gross profit percentage              12.1%         13.4%         (1.3)%

     The above table is presented only for the purpose of allowing the reader to better compare previous years operations to the current operations which have under gone required changes and reclassifications.

     Sales for cattle fed to slaughter are recorded when the cattle are sold and are recorded as fed cattle sales as described below.

     Following is a brief summary of Fed cattle sales and cost of sales.
     Three Months Ended November 30,    1999          1998        Decrease
     -----------------------------------------------------------------------
      Fed cattle sales               $1,012,490    $1,151,238    $ (138,748)
      Cost of feed and
          related sales              $  962,111    $1,090,341    $ (128,230)
     -----------------------------------------------------------------------
           Gross profit (loss)       $   50,379    $   60,897    $  (10,518)

           Gross profit percentage          5.0%          5.2%          (.2%)

     The Company, in an effort to maintain high numbers in the feedlot, to lessen the effect of major customers and to benefit from what is currently perceived as a good future for the cattle market, has implemented a policy of retaining ownership in and feeding to slaughter, cattle in the Company's feedlot. This is a major change from previous years when cattle were fed to slaughter on an inconsistent basis. The Company recognizes the fact that unforeseen events ranging from severe weather to government policies can have an adverse effect on the value of its inventory in cattle fed to slaughter, which would have a corresponding adverse effect on the Company's results of operations, financial position and liquidity. It is anticipated that most, if not all, of the Company's inventory in cattle fed to slaughter will be price protected or hedged at break-even or better to protect the Company on the down side of any market fluctuations, but there can be no assurances that this hedging can always be accomplished. The Company regularly calculates the market value of its cattle fed to slaughter and adjusts its value downward if the market price is lower than the accumulated cost of the cattle. No adjustment in the value of the Company owned cattle was warranted for the three month period ended November 30, 1999 nor for the same period the previous year.

     The following is a brief summary of the gross profit and gross profit percentages on sales of feedlot services:

                                                                Increase
     Three Months Ended November 30,   1999          1998      (Decrease)
     ---------------------------------------------------------------------
     Sales of feedlot services      $ 310,943     $ 257,055     $  53,888
     Cost  of feedlot services      $ 336,437     $ 272,704     $  63,733
     ---------------------------------------------------------------------
          Gross profit  (Loss)      $ (25,494)    $ (15,649)    $  (9,845)
          Gross profit percentage        (8.2%)        (6.1%)        (2.1%)

     Sales of feedlot services consist primarily of yardage (pen rent) charged to the owners of the cattle on feed and grain processing charged for the processing of certain feed ingredients before they can be fed to the cattle. Yardage charges for the three month period ended November 30, 1999 decreased $19,263 or 15% from the same period the prior year partially due to the a decline in average head numbers Grain processing charges increased $37,290 or 43.3% for the period ended November 30, 1999 due to the mix of ingredients as described above.

     As previously noted, the sales and cost of sales for the fall calf program are also included in the sales and cost of sales of feedlot services. If the fall calf program sales and costs are excluded, the gross profit percentage for the period ended November 30, 1999 is (10.9% ) compared to (7.3%) for the same period the previous year.

     The cost of feedlot services consists largely of feedlot operating expenses. The total cost of feedlot services increased $63,733 for the period ended November 30, 1999 compared to the same period the prior year. If the fall calf program costs are excluded, the feedlot operating expenses increased $27,872 for the period ended November 30, 1999 compared to the same period the prior year. This increase is due to the increases in variable costs, such as labor and equipment related costs, that were incurred due to management's decision to take advantage of unseasonably fair weather and more empty pens to perform a variety of preventive maintenance programs.

     Other revenues decreased $7,431 for the period ended November 30, 1999 as compared to the same period the prior year. This decrease is the result of decreases in commissions received by Miller Feeders, Inc., the Company's subsidiary that buys and sells cattle for a commission. This decrease will continue as the Company feeds more cattle for its own account, but will not have a major impact on the Company's overall financial position.

     Interest income increased $4,890 or 57.6% for the period ended November 30, 1999 over the same period the prior year due to the Company's "carrying" or financing greater amounts of customer feeding charges and from the Company's expansion into the area of financing customer's cattle and feed.

     Selling, general, and administrative expenses increased $23,726 for the three month period ended November 30, 1999 over the same period the prior year. The most significant increase was for managerial salaries, which increased approximately $15,000 for the period ended November 30, 1999 for additional managerial staff to co-ordinate and monitor the program of feeding cattle to slaughter for the Company's account.

     Interest expense on a note payable to finance company controlled by a related party was incurred for the first time in the quarter ended November 30, 1999 in the amount of $7,435. The loan was made for the purpose of increasing the amount of cattle the Company could feed to slaughter for its account.

     For the quarter ended November 30, 1999, the Company recorded an expense for the reduction of equity in an investment in a water dispensing company of $14,070. The Company expects the investment to continue to operate at a loss for 2 more years then improve its position. This reduction represents 50% of the loss the water company; the investment is accounted for using the equity method.

     Income taxes are directly related to the net earnings before income taxes and certain assumptions that are made with the estimations. For the three month period ended November 30, 1999, income taxes decreased $57,978 from the same period the prior year while pretax income decreased $183,354.

Liquidity and Capital Resources
-------------------------------

     For the three months ended November 30, 1999 operating activities utilized $996,280 compared to providing $790,370 for the same period the previous year, a decrease in funds provided of $1,786,650. Cash received from customers for the period decreased $600,164 as a result of lower head numbers and sales to customers. Cash paid to suppliers and employees increased $1,199,034 primarily due to the increase in the Company owned cattle inventory, which includes cattle costs and feed and related costs. Interest received for the period increased $9,590, while interest paid decreased $2,958 for a total cash increase of $12,548. The interest expense directly related to the Company owned cattle fed to slaughter is capitalized (added to the cost of the cattle fed to slaughter inventory value).

     For the three months ended November 30, 1999 the net cash that was utilized by investing operations was $183,004 compared to the previous year of $263,197, resulting in a decrease in expenditures of $80,193. For the three month period ended November 30, 1999, the Company acquired other investments for $15,405 compared to $87,023, a decrease in funds used of $71,618. Equipment with a cost of $28,565 was purchased during the period ended November 30, 1999, compared to no purchases during the same period the previous year. The Company made loans to customers for their cattle on feed in the Company's feedlot in the amount of $251,250 and made collections on loans in the amount of $188,216, a net utilization of $63,034, compared to loans made the prior year of $176,174, a decrease in the utilization of funds of $113,140. For the period ended November 30, 1999, the Company made a loan to a related party for operations in the amount of $76,000. No similar loans were made during the period ended November 30, 1998, nor were any collections made.

     The cash flows provided by financing activities was $1,355,023 for the three months ended November 30, 1999, an increase in funds provided of $2,060,383 compared to the cash utilized of $705,360 for the same period the prior year. The change in net short-term payments over short-term borrowings resulted in a $1,565,362 increase in funds provided for the three months ended November 30, 1999 compared to the same period the previous year.

     The Company's working capital (current assets minus current liabilities) increased by $90,309 for the three months ended November 30, 1999 from $1,087,341 at August 31, 1999 to $1,177,650 at November 30, 1999.

     Total current assets increased $1,163,930 from $3,193,246 at August 31, 1999 to $4,357,176 at November 30, 1999. Total current liabilities increased $1,073,621 from $2,105,905 at August 31, 1998 to $3,179,526 at November 30,
1999. Although there are increases and decreases in all components, the two major change that are not attributable to being a point in time variance are the increases in inventories and notes payable, as described below.

     Inventories increased $1,443,385 primarily due to an increase in the inventory of cattle owned by the Company and fed for slaughter. At November 30, 1999, this inventory totaled $2,855,861 compared to $1,202,059 at August 31, 1999, an increase of $1,653,802. Procurement cattle inventory (held for resale to customers) decreased $172,076 from $315,903 at August 31, 1999 to $143,826 as of November 30, 1999.

     Other investments increased $1,335 from $322,286 at August 31, 1999 to $323,621 at November 30, 1999. The changes for the period ended November 30, 1999, are:

     1. Increase of $15,405 in the Company's working interest investment in an unrelated company which owns several natural gas wells. This investment is accounted for on the cost basis.
     2. Decrease of $14,070 in the Company's investment in a related company that provides water filtering and dispensing equipment for offices in the Denver metro area as a result of recording, under the equity method, of 50% of the net loss of the water dispensing company.

     The Company has several revolving lines of credit from a local branch of a credit services company. All of the lines of credit matured December 1, 1999 and bore interest at approximately 1.0% over the prime rate (actual rate of 8.75% at November 30, 1999). The Company's operating line in the amount of $300,000 had an outstanding balance of $105,000 at November 30, 1999 which meant that the Company could generate an additional $195,000 cash if needed under this line of credit. This line of credit is secured by feed accounts receivable, feed inventories, and equipment. The Company's revolving line of credit for the purpose of owning and feeding cattle to slaughter line of in the amount of $4,000,000 had an outstanding balance at November 30, 1999 of $1,866,295 which meant that the Company could generate an additional $2,133,705 cash if needed and qualified for cattle being fed to slaughter under this line of credit. The note is secured by specific cattle and cross collateralized with the revolving line of credit note above. The Company's line of credit for the purpose of financing qualified customers' cattle feeding programs line of in the amount of $2,000,000, with a current qualification that the total outstanding cannot exceed $1,000,000, had an outstanding balance of $307,817 at November 30, 1999. This meant that the Company could generate an additional $692,183 cash if needed and qualified for cattle being financed for customers under this line of credit. The note is secured by specific customers' cattle and cross collateralized with the revolving lines of credit noted above. Miller Feeders, Inc. (MFI) has a $300,000 revolving line of credit at the same local branch of a credit services company for the procurement of feeder cattle for resale to customers. The line of credit matured on December 1, 1999 and bore interest at approximately 1.0% over the prime rate (actual rate of 8.75% at November 30, 1999). There was an outstanding balance at November 30, 1999 of $140,100 which meant that MFI could borrow up to $159,900 to purchase feeder cattle for resale to customers. The line is secured by feeder cattle inventories and feeder cattle accounts receivable and is cross collateralized with the Company's lines of credit noted above. The Company renewed all of the above lines of credit with identical terms and conditions in January 2000.

     The Company had no material commitments for capital expenditures at November 30, 1999. The Company is a co-signer with Miller Feed Lots, Inc. (MFL) (a related party) for a loan held by a third party insurance company. The loan in collateralized by the feedlot facilities that the Company leases from MFL and has an option to buy.. The loan had a principal balance at November 30, 1999 of $265,605. The Company does not believe it would suffer any adverse effects to its financial position or liquidity in the event MFL defaulted on the loan. Any liability for the loan would reduce the liability to MFL for the lease and any payments the Company would make on the loan would reduce the amount of the lease payments paid to MFL for the facilities.

     Management believes it has adequate financial resources to conduct operations at present and reasonably anticipated levels.

     Statement of Financial Accounting Standard (SFAS) No. 130 on Comprehensive Income was implemented for the 1998-1999 fiscal year. The impact was not significant as the Company had only one additional component of comprehensive income that had not previously been included in net income. After evaluating the impact SFAS No. 131 on Disclosures about Segments of an Enterprise for the August 31, 1999 financial statements no changes were made nor were further disclosures made since it was determined that, under the guidelines of the Standard, the Company had only one reportable segment, cattle feeding. No accounting changes were required SFAS No. 131. The effective date of SFAS No. 133 on Accounting for Derivative Instruments and Hedging Activities has been deferred by SFAS No. 137, and will now be implemented for the first quarter of fiscal year 2001. Management is still evaluating the impact SFAS No. 133 will have on the Company's financial statements and related disclosures.

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

     The Company did not experience any notable problems with supplies, customers nor computer software related to the "Year 2000" issue.

                            PART II OTHER INFORMATION

Items 1 through 5 None.

Item 6  (b)- Exhibits and Reports on Form 8-K

On February 3, 1999, the Company filed an amended Form 8-K which discloses that the Company has entered into an amended exchange agreement with Miller Feed Lots, Inc. (MFL) pursuant to which the Company will issue 7,000,000 shares of its common stock to acquire all of the issued and outstanding common shares of MFL. The proposed transaction with MFL is subject to shareholder approval. .

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


                                            MILLER DIVERSIFIED CORPORATION
                                            ------------------------------
                                                     (Registrant)



      Date:  January 31, 2000               /s/ JAMES E MILLER
                                            ------------------
                                            James E. Miller
                                            President, Chief Executive Officer,
                                             Chief Financial Officer



      Date:  January 31, 2000               /s/ STEPHEN R. STORY
                                            --------------------
                                            Stephen R. Story
                                            Secretary-Treasurer