Form 10QSB
period 2000-02-29
MILLER DIVERSIFIED CORP
filed 2000-04-24
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934


                     For the Quarter Ended February 29, 2000

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

CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
                                                      February 29,    August 31,
                                                          2000           1999
--------------------------------------------------------------------------------

ASSETS
------
Current Assets:
  Cash                                                 $  135,418     $   88,970
  Receivables:
    Trade accounts                                        819,841        875,260
    Accounts - related parties                               --          309,812
    Notes - cattle financing                              104,657        150,756
    Notes - cattle financing -related party               142,571         90,083
    Tax refunds                                            44,387           --
  Inventories                                           4,302,704      1,657,045
  Prepaid expenses                                         31,926         21,320
--------------------------------------------------------------------------------
    Total Current Assets                                5,581,504      3,193,246
--------------------------------------------------------------------------------
Property and Equipment:
  Feedlot facility under capital lease -
    related party                                       1,497,840      1,497,840
  Equipment                                               135,775        100,336
  Equipment under capital leases -
    related party                                          30,649         30,649
  Leasehold improvements                                  152,124        138,297
                                                       -------------------------
                                                        1,816,388      1,767,122
  Less:  Accumulated depreciation
         and amortization                                 711,102        668,751
--------------------------------------------------------------------------------
    Total Property and Equipment                        1,105,286      1,098,371
--------------------------------------------------------------------------------
Other Assets:
  Other investments                                       284,970        322,286
  Notes receivable - related parties                      452,000        300,000
  Deferred income taxes                                   165,051        165,051
  Deposits and other                                        5,397          5,397
--------------------------------------------------------------------------------
    Total Other Assets                                    907,418        792,734
--------------------------------------------------------------------------------
TOTAL ASSETS                                           $7,594,208     $5,084,351
================================================================================


Continued on next page

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------
                                                       February 29,   August 31,
                                                           2000          1999
--------------------------------------------------------------------------------

LIABILITIES
-----------
Current Liabilities:
  Bank overdraft                                        $   36,186    $   34,501
  Notes payable                                          3,746,402     1,394,760
  Trade accounts payable                                   343,444       522,468
  Accounts payable - related party                         206,498          --
  Accrued expenses                                          63,013        32,247
  Customer advance feed contracts                           49,564        93,433
  Current portion of note payable-related party             44,436          --
  Current portion of capital lease obligations -
      related party                                         24,729        28,496
--------------------------------------------------------------------------------
    Total Current Liabilities                            4,514,272     2,105,905

Note payable - related party                               231,830          --
Capital Lease Obligations - related party                  945,002       955,936
--------------------------------------------------------------------------------

  Total Liabilities                                      5,691,104     3,061,841

Commitments

--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
--------------------
Preferred Stock                                               --            --
Common Stock, par value $.0001 per share;
 25,000,000 shares authorized; 6,364,640
 shares issued and outstanding                                 636           636
Additional Paid-in Capital                               1,351,693     1,351,693
Retained Earnings                                          550,775       670,181
--------------------------------------------------------------------------------
    Total Stockholders' Equity                           1,903,104     2,022,510
--------------------------------------------------------------------------------

TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                        $7,594,208    $5,084,351
================================================================================


See Accompanying Notes to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------
                                                    February 29      February 28
Six Months Ended                                        2000            1999
--------------------------------------------------------------------------------
Revenue:
  Feed and related sales                            $ 2,036,958      $ 3,409,305
  Fed cattle sales                                    2,063,256        1,300,572
  Feedlot services                                      784,244          634,872
  Other                                                  17,627           38,770
  Interest income                                        32,431           20,888
  Interest income - related party                         9,200            9,000
--------------------------------------------------------------------------------
    Total Revenue                                     4,943,716        5,413,407
--------------------------------------------------------------------------------

Costs and Expenses:
  Cost of:
     Feed and related sales                           1,744,957        2,959,359
     Fed cattle sales                                 2,033,741        1,241,454
     Feedlot services                                   786,408          671,462
  Selling, general, and administrative                  409,021          365,755
  Equity in loss of investee                             37,541             --
  Interest                                               29,756           33,086
  Interest  - related parties                            66,084           55,335
--------------------------------------------------------------------------------
    Total Costs and Expenses                          5,107,508        5,326,451
--------------------------------------------------------------------------------

Income (Loss) Before Income Taxes                      (163,792)          86,956

Income Tax Expense (Benefit)                            (44,387)          28,671
--------------------------------------------------------------------------------

NET INCOME  (LOSS)                                  $  (119,405)     $    58,285
================================================================================

INCOME (LOSS) PER COMMON SHARE                      $      (.02)     $       .01

--------------------------------------------------------------------------------

Weighted Average Number of Common
   Shares Outstanding                                 6,364,640        6,364,640
================================================================================


See Accompanying Notes to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------
                                                   February 29,      February 28
Three Months Ended                                     2000             1999
--------------------------------------------------------------------------------
Revenue:
  Feed and related sales                           $ 1,028,931      $ 1,706,588
  Fed cattle sales                                   1,050,766          149,334
  Feedlot services                                     473,301          377,818
  Other                                                  7,007           20,721
  Interest income                                       19,050           12,394
  Interest income - related party                        4,500            4,500
--------------------------------------------------------------------------------
    Total Revenue                                    2,583,555        2,271,355
--------------------------------------------------------------------------------

Costs and Expenses:
  Cost of:
     Feed and related sales                            855,840        1,491,746
     Fed cattle sales                                1,071,630          151,113
     Feedlot services                                  449,971          398,758
  Selling, general, and administrative                 214,029          194,488
  Equity in loss of investee                            23,471             --
  Interest                                               8,672           19,415
  Interest - related parties                            39,078           27,577
--------------------------------------------------------------------------------
    Total Costs and Expenses                         2,662,691        2,283,097
--------------------------------------------------------------------------------

Loss Before Income Taxes                               (79,136)         (11,742)

Income Tax Benefit                                     (23,223)          (8,143)
--------------------------------------------------------------------------------

NET  LOSS                                          $   (55,913)     $    (3,599)
================================================================================

LOSS PER COMMON SHARE                              $      (.01)     $      Nil
--------------------------------------------------------------------------------

Weighted Average Number of Common
   Shares Outstanding                                6,364,640        6,364,640
================================================================================


See Accompanying Notes to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------
                                                                      Restated
                                                     February 29     February 28
Six Months Ended                                         2000           1999
--------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Cash received from customers                       $ 4,913,630    $ 5,399,173
  Cash paid to suppliers and employees                (7,246,818)    (5,655,347)
  Interest received                                       41,631         29,889
  Interest paid                                          (69,011)       (85,035)
--------------------------------------------------------------------------------
    Net Cash Utilized by Operating Activities         (2,360,568)      (311,320)
--------------------------------------------------------------------------------
Cash Flows from Investing Activities:
  Acquisition of property and equipment                  (49,266)       (11,581)
  Acquisition of other investments                          (225)      (156,106)
  Loans to related party                                (152,000)          --
  Loans for cattle financing                          (1,122,090)      (284,557)
  Collections from cattle financing                    1,115,701           --
--------------------------------------------------------------------------------
   Net Cash Utilized  by  Investing Activities          (207,880)      (452,244)
--------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Proceeds from :
       Short-term notes payable                        7,418,939      3,047,918
       Long-term note payable - related party            300,000           --
  Principal payments on::
       Short-term notes payable                       (5,067,297)    (2,496,181)
       Long-term note payable - related party            (23,734)          --
       Capital lease obligations - related party         (14,701)       (13,177)
  Increase in cash overdraft                               1,685        182,387
--------------------------------------------------------------------------------
   Net Cash Provided by Financing Activities           2,614,892        720,947
--------------------------------------------------------------------------------
Net Increase in Cash                                      46,448
Cash, Beginning of Year                                   88,970         63,656
--------------------------------------------------------------------------------
Cash, End of Period                                  $   135,418    $    21,039
================================================================================


Continued on next page.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------
                                                                      Restated
                                                     February 29     February 28
Six Months Ended                                        2000            1999
--------------------------------------------------------------------------------

Reconciliation of Net Income (Loss) to Net
  Cash Provided by Operating Activities:
  Net income (Loss)                                 $  (119,405)    $    58,285
  Adjustments:
    Depreciation and amortization                        42,351          42,432
    Equity in loss of investee                           37,541            --
    Changes in assets and liabilities:
      (Increase) decrease in:
        Trade accounts receivable                        55,419        (199,719)
        Accounts receivable - related party             309,812        (275,727)
        Income taxes receivable                         (44,387)           --
        Inventories                                  (2,645,659)       (104,720)
        Prepaid expenses                                (10,606)         (6,392)
        Deposits and other                                 --            14,385
      Increase (decrease) in:
        Trade accounts payable and accrued
          expenses                                     (148,253)        (83,910)
        Accounts payable - related party                206,498            --
        Accrued income taxes payable                       --            28,671
        Customer advance feed contracts                 (43,869)        215,375
--------------------------------------------------------------------------------
        Net Cash Provided (Utilized) by
          Operating Activities                      $(2,360,568)    $  (311,320)
================================================================================


See Accompanying Notes to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

---------------------

The consolidated balance sheets as of February 29, 2000 and August 31, 1999, the consolidated statements of earnings for the three months and six months ended February 29, 2000 and 1999 and the consolidated statements of cash flows for the six months ended February 29, 2000 and 1999 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have bee condensed or omitted as allowed by the rules and regulations of the Securities and Exchange Commission.

The consolidated statements of cash flows the six months ended February 28, 1999 have been restated to provide continuity in the reporting of a changes in accounts receivable - feeder cattle and the inventory of procurement cattle (held for resale to customers), which was considered "Short-term cattle financing" for the period ended February 28, 1999. This qualification is no longer reported.

In preparation of the above-described financial statements, all adjustments of a normal and recurring nature have been made. The Company believes that the accompanying Unaudited financial statements contain all adjustments necessary to present fairly the results of operations and cash flows for the periods presented. Further, management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the annual financial statements and the notes thereto. The operations for the six month period ended February 29, 2000 are not necessarily indicative of the results to be expected for the year.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------

Results of Operations
---------------------

     A summary of the net earnings (loss) for the six months of the quarters ended February 29, 2000, compared to the same period the year before is as follows:

                                   February 29    February 28
     Six Months Ended                 2000           1999        Decrease
     ---------------------------------------------------------------------
     First Quarter                 $ (63,492)     $  61,884      $(125,376)
     Second Quarter                $ (55,913)     $  (3,599)     $ (52,314)
     ---------------------------------------------------------------------
     Total Six Months              $(119,405)     $  58,285      $(177,690)

          The most significant factor that affects operating results is the average head numbers of cattle per day ("average head days") in the Company's feedlot because feed is sold and feedlot services are rendered to the cattle owners and Company owned cattle.. Sales of feed and feedlot services account for 57% and 75% of the Company's total revenues for the six month periods ended February 29, 2000 and February 28, 1999, respectively.

          As noted below, fed cattle sales, which accounted for 42% and 24% of the total revenues for the periods ended February 29, 2000 and February 28, 1999, respectively are continuing to have a greater influence on the Company's total revenues. The increase is the result of management's policy change to feeding more cattle to slaughter for the Company's account.

     Average Head Days Summary (Includes customer and Company cattle)

                                        February 29   February 28
     Six Months Ended                      2000         1999       Decrease
     ----------------------------------------------------------------------
     First Quarter                        12,016       14,114       (2,098)
     Second Quarter                       14,183       14,746         (563)
     Average Six Months                   12,955       14,742       (1,787)

     The 1,787 or 12.1% decrease in average head days for the six months ended February 29, 2000 compared to the previous year, impacted several areas as described below.

     Total Head of Slaughter Sold for Company's Account

                                        February 29,  February 28,  Increase
                                           2000         1999       (Decrease)
     -----------------------------------------------------------------------
     First Quarter                         1,136        1,530         (394)
     Second Quarter                        1,240          184        1,056
     -----------------------------------------------------------------------
     Total Six Months                      2,376        1,714          662

     Total Head in Inventory - Cattle Fed to Slaughter for Company's Account

     For the Year Ending August 31,       2000          1999        Increase
     -----------------------------------------------------------------------
     First Quarter                        4,036           553         3,483
     Second Quarter                       5,183         1,938         3,245

The 3,245 or 167.4% increase in total head being fed to slaughter for the Company's account for the period ended February 29, 2000 compared to the previous year, also impacted several areas as described below.

     Another factor that affected earnings for the six months ended February 29, 2000 and February 28, 1999, is the Company's "fall calf program". As a service to customers, the Company purchases for them calves weaned in the fall and places them with local farmer-feeders who feed and care for the calves until the following February through April when the cattle are transferred to the Company's feedlot. These fall calf programs are undertaken on essentially a break-even basis; that is, the amounts paid to the farmer-feeders are about the same as the amounts charged to the customers. Although originally undertaken as a method to improve placements in February through April when cattle placements were usually low, changes in the industry coupled with the Company's commitment to retain ownership on more cattle and feed them to slaughter has lessened the impact of the program . The revenues are recorded as sales of feedlot services and the costs as the cost of feedlot services. Therefore, a high volume in the fall calf program can reduce the gross profit percentage on sales of feedlot services. For the period ended February 29, 2000 1999, the Company had an average 1,862 head in its fall calf program as compared to 2,576 head the previous year. Although this is a decrease of only 714 head, or 27%, there was an increase in the sales and costs of the fall calf program for the six months ended February 29, 2000 over the same period the previous year of approximately $73,200 as a result of the timing of the actual placement of the calves, which was approximately 30 days earlier for the quarter ended February 29, 2000. This had a impact on the decrease in the gross profit percentage from sales of feedlot services as noted below. The actual increase in the fall calf program should not have any effect on the Company's overall placements, financial position, results of operations or liquidity. With the change in the Company's policy to increasing the number of cattle the Company maintains ownership of and feeds to slaughter, along with changing patterns in the industry, the Company is expecting placement levels for the balance of the current year to be at or above the placement levels of prior years. Even with continued placements of cattle not in the fall calf program, the Company anticipates taking advantage of any benefits that may arise from feeding cattle with outside farmers/feeders.

     Other key factors that affect earnings are the gross profit percentages on feed and related sales, and on feedlot services. The following is a brief summary of gross profit and gross profit percentages on feed and related sales:

                                    February 29    February 28      Increase
     Six Months Ended                  2000           1999         (Decrease)
     ------------------------------------------------------------------------
     Feed and related sales         $ 2,036,958    $ 3,409,305    $(1,372,347)
     Cost of feed and
         related sales              $ 1,744,957    $ 2,959,359    $(1,214,402)
     ------------------------------------------------------------------------
          Gross profit              $   292,001    $   449,946    $  (157,945)

          Gross profit percentage          14.3%          13.2%            1.1%

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

     The $157,945 decrease in gross profit from feed and related sales for the period ended February 29, 2000 from the same period the previous year is a result of changes in the four variables described above. Not included in the feed and related sales and costs of sales for feed and related sales to cattle owned by the Company which are feeding to slaughter. The following tables detail the effects of the feed consumed by the Company owned cattle being fed to slaughter. The table is based on the assumption that the feed consumed by the Company owned cattle is the same as comparable sales to custom feeding customers.

  Proforma "Sales" and "Costs"                February
     for feed and services rendered    29, 2000     28, 1999     Increase
     to Company owned cattle                                    (Decrease)
     --------------------------------------------------------------------
     Feed and other sales             $ 945,208    $ 249,479    $ 695,729
     Cost of feed and other sales     $ 891,576      234,441      657,135
     --------------------------------------------------------------------
     Gross profit                     $  53,632    $  15,038    $  38,594

     Gross profit percentage                5.7%         6.0%        (0.3%)

The total of all feed and related sales, without regard to ownership and the different accounting standards applied, would be as follows (Combined Feed and Other Sales and above proforma figures):

     Total Sales and Costs of sales         February
     for feed and services rendered  29, 2000     28, 1999       Increase
     without regard to ownership                                (Decrease)
     ---------------------------------------------------------------------
     Feed and other sales           $2,982,166    $3,658,784    $ (676,618)
     Cost of feed and other sales    2,636,533     3,193,800      (557,267)
     ---------------------------------------------------------------------
     Gross profit                   $  345,633    $  464,984    $ (119,351)

     Gross profit percentage              11.6%         12.7%        (1.1%)

     The above table is presented only for the purpose of allowing the reader to better compare previous years operations to the current operations which have under gone required changes and reclassifications.

     Sales for cattle fed to slaughter are recorded when the cattle are sold and are recorded as fed cattle sales as described below.

     Following is a brief summary of Fed cattle sales and cost of sales.

                                    February 29   February 28    Increase
     Six Months Ended                  2000          1999       (Decrease)
     ---------------------------------------------------------------------
     Fed cattle sales               $2,063,256    $1,300,572    $ (762,684)
     Cost of feed and
         related sales              $2,033,741    $1,241,454    $ (792,287)
     ---------------------------------------------------------------------
          Gross profit (loss)       $   29,515    $   59,118    $  (29,603)

          Gross profit percentage          1.4%          4.5%         (3.1%)

     The Company, in an effort to maintain high numbers in the feedlot, to lessen the effect of major customers and to benefit from what is currently perceived as a good future for the cattle market, has implemented a policy of retaining ownership in and feeding to slaughter, cattle in the Company's feedlot. This is a major change from previous years when cattle were fed to slaughter on an inconsistent basis. The Company recognizes the fact that unforeseen events ranging from severe weather to government policies can have an adverse effect on the value of its inventory in cattle fed to slaughter, which would have a corresponding adverse effect on the Company's results of operations, financial position and liquidity. It is anticipated that most, if not all, of the Company's inventory in cattle fed to slaughter will be price protected or hedged at break-even or better to protect the Company on the down side of any market fluctuations, but there can be no assurances that this hedging can always be accomplished. The Company regularly calculates the market value of its cattle fed to slaughter and adjusts its value downward if the market price is lower than the accumulated cost of the cattle. No adjustment in the value of the Company owned cattle was warranted for the six month period ended February 29, 2000 nor for the same period the previous year.

     The following is a brief summary of the gross profit and gross profit percentages on sales of feedlot services:

                                     February 29   February 28
     Six Months Ended                   2000          1999        Increase
     ---------------------------------------------------------------------
     Sales of feedlot services       $ 784,244     $ 634,872     $ 149,372
     Cost  of feedlot services       $ 786,408     $ 671,462     $ 114,946
     ---------------------------------------------------------------------
          Gross profit  (Loss)       $  (2,164)    $ (36,590)    $  34,426
          Gross profit percentage         (0.3%)        (5.8%)         5.5%

     Sales of feedlot services consist primarily of yardage (pen rent) charged to the owners of the cattle on feed and grain processing charged for the processing of certain feed ingredients before they can be fed to the cattle. Yardage charges for the six month period ended February 29, 2000 decreased $24,353 or 9.2% from the same period the prior year due to the a decline in average head numbers Grain processing charges increased $100,508 or 62.0% for the period ended February 29, 2000 due to the mix of ingredients as described above.

     As previously noted, the sales and cost of sales for the fall calf program are also included in the sales and cost of sales of feedlot services. If the fall calf program sales and costs are excluded, the gross profit percentage for the period ended February 29, 2000 is -0.4% compared to -8.6% for the same period the previous year.

     The cost of feedlot services consists largely of feedlot operating expenses. The total cost of feedlot services increased $114,946 for the period ended February 29, 2000 compared to the same period the prior year. If the fall calf program costs are excluded, the feedlot operating expenses increased $41,730 for the period ended February 29, 2000 compared to the same period the prior year. This increase is due to the increases in variable costs, such as labor and equipment related costs, that were incurred due to management's decision to take advantage of unseasonably fair weather and more empty pens to perform a variety of preventive maintenance programs.

     Other revenues decreased $21,143 for the period ended February 29, 2000 as compared to the same period the prior year. Approximately $16,000 of the decrease is the result of a change in the accounting for funds received from the Company's working interest investment in some oil and gas wells for the period ended February 28, 1999. The $16,000 received was reported as other income with an offsetting amortization expense for the same amount recorded under general and administrative expenses, thus it had no effect on net income The change was made effective with the year ended August 31, 1999. The investment is carried under the cost basis method, in which all funds received are recorded as a reduction of the investment asset until funds received exceed the investment, at which time it will be recorded as other income. The balance of the decrease is the result of decreased commissions earned from the purchase of feeder cattle and sale of slaughter cattle by the Company's subsidiary, Miller Feeders, Inc. This decline in commission revenues will continue as the Company feeds more cattle for its own account, but will not have a major impact on the Company's overall financial position.

     Interest income increased $11,453 or 55.3% for the period ended February 29, 2000 over the same period the prior year due to the Company's "carrying" or financing greater amounts of customer feeding charges and from the Company's expansion into the area of financing customer's cattle and feed.

     Selling, general, and administrative expenses increased $43,266 for the six month period ended February 29, 2000 over the same period the prior year. The most significant increase was for managerial salaries, which increased approximately $36,000 for the period ended February 29, 2000 for additional managerial staff to co-ordinate and monitor the program of feeding cattle to slaughter for the Company's account.

     Interest expense on a note payable to finance company controlled by a related party was incurred for the first time in the period ended February 29, 2000 in the amount of $12,273. The loan was made for the purpose of increasing the amount of cattle the Company could feed to slaughter for its account.

     For the period ended February 29, 2000, the Company recorded an expense for the reduction of equity in an investment in a water dispensing company of $37,541. The Company expects the investment to continue to operate at a loss for 2 more years then improve its position. This reduction represents 50% of the loss the water company; the investment is accounted for using the equity method.

     Income taxes are directly related to the net earnings before income taxes and certain assumptions that are made with the estimations. For the six month period ended February 29, 2000, income taxes decreased $73,058 from the same period the prior year while pretax income decreased $250,748.

Liquidity and Capital Resources
-------------------------------

     For the six months ended February 29, 2000 operating activities utilized $2,360,568 compared to $311,320 for the same period the previous year, an increase in funds utilized of $2,049,248. Cash received from customers for the period decreased $485,543 as a result of lower head numbers and sales to customers. Cash paid to suppliers and employees increased $1,591,471 primarily due to the increase in the Company owned cattle inventory, which includes cattle costs and feed and related costs. Interest received for the period increased $11,742, while interest paid decreased $16,024. The interest expense of $72,946 for the six months ended February 29, 2000, that is directly related to the Company owned cattle fed to slaughter has been capitalized (added to the cost of the cattle fed to slaughter inventory value).

     For the six months ended February 29, 2000 the net cash that was utilized by investing operations was $207,880 compared to the previous year of $452,244, resulting in a decrease in expenditures of $244,364. For the six month period ended February 29, 2000, the Company acquired other investments for $255 compared to $156,106, a decrease in funds used of $155,881. Equipment with a cost of $49,266 was purchased during the period ended February 29, 2000, compared to $11,581 during the same period the previous year an increase of $37,685. The Company made loans to customers for their cattle on feed in the Company's feedlot in the amount of $1,122,090 and made collections on loans in the amount of $1,115,701, a net utilization of $6,389, compared to loans made the prior year of $284,557, a decrease in the utilization of funds of $278,168. For the period ended February 29, 2000, the Company made a loan to a related party for operations in the amount of $152,000. No similar loans were made during the period ended February 28, 1999, nor were any collections made.

     The cash flows provided by financing activities was $2,614,892 for the six months ended February 29, 2000, an increase in funds provided of $1,893,945 compared to the cash utilized of $720,947 for the same period the prior year. The change in net short-term borrowings over short-term payments resulted in a $1,799,905 increase in funds provided for the six months ended February 29, 2000 compared to the same period the previous year.

     The Company's working capital (current assets minus current liabilities) decreased by $20,109 for the six months ended February 29, 2000 from $1,087,341 at August 31, 1999 to $1,067,232 at February 29, 2000.

     Total current assets increased $2,388,258 from $3,193,246 at August 31, 1999 to $5,581,504 at February 29, 2000. Total current liabilities increased $2,408,367 from $2,105,905 at August 31, 1999 to $4,514,272 at February 29,
2000. Although there are increases and decreases in all components, the two major change that are not attributable to being a point in time variance are the increases in inventories and notes payable, as described below.

     Inventories increased $2,645,659 primarily due to an increase in the inventory of cattle owned by the Company and fed for slaughter. At February 29, 2000, this inventory totaled $3,863,700 compared to $1,202,059 at August 31, 1999, an increase of $2,661,641.

     Other investments decreased $37,316 from $322,286 at August 31, 1999 to $284,970 at February 29, 2000. The changes for the period ended February 29, 2000, are:

     1. Increase in the investment of the Company's working interest in an unrelated company which owns several natural gas wells of $19,422 and a reduction of $19,197 for funds generated by this investment, which is accounted for on the cost basis.
     2. Decrease of $37,540 in the Company's investment in a related company that provides water filtering and dispensing equipment for offices in the Denver metro area as a result of recording, under the equity method, of 50% of the net loss of the water dispensing company.

     The Company has several revolving lines of credit from a local branch of a credit services company. All of the lines of credit mature January 1, 2001 and bear interest at approximately 1.0% over the prime rate (actual rate of 9.25% at February 29, 2000). The Company's operating line in the amount of $300,000 had an outstanding balance of $300,000 at February 29, 2000 which meant that the Company could not generate any additional cash under this line of credit. This line of credit is secured by feed accounts receivable, feed inventories, and equipment. The Company's revolving line of credit for the purpose of owning and feeding cattle to slaughter in the amount of $4,000,000 had an outstanding balance at February 29, 2000 of $2,901,542 which meant that the Company could generate an additional $1,098,458 cash if needed and qualified for cattle being fed to slaughter under this line of credit. The note is secured by specific cattle and cross collateralized with the revolving line of credit note above. The Company's line of credit for the purpose of financing qualified customers' cattle feeding programs line of in the amount of $2,000,000, with a current qualification that the total outstanding cannot exceed $1,000,000, had an outstanding balance of $244,860 at February 29, 2000. This meant that the Company could generate an additional $755,140 cash if needed and qualified for cattle being financed for customers under this line of credit. The note is secured by specific customers' cattle and cross collateralized with the revolving lines of credit noted above. Miller Feeders, Inc. (MFI) has a $300,000 revolving line of credit at the same local branch of a credit services company for the procurement of feeder cattle for resale to customers. The line of credit also matures on January 1, 2001 and bears interest at approximately 1.0% over the prime rate (actual rate of 9.25% at February 29, 2000). There was an outstanding balance at February 29, 2000 of $300,000 which meant that MFI could not generate any additional funds to purchase feeder cattle for resale to customers. The line is secured by feeder cattle inventories and feeder cattle accounts receivable and is cross collateralized with the Company's lines of credit noted above.

     The Company had no material commitments for capital expenditures at February 29, 2000. The Company is a co-signer with Miller Feed Lots, Inc. (MFL) (a related party) for a loan held by a third party insurance company. The loan in collateralized by the feedlot facilities that the Company leases from MFL and has an option to buy.. The loan had a principal balance at February 29, 2000 of $256,041. The Company does not believe it would suffer any adverse effects to its financial position or liquidity in the event MFL defaulted on the loan. Any liability for the loan would reduce the liability to MFL for the lease and any payments the Company would make on the loan would reduce the amount of the lease payments paid to MFL for the facilities.

     Management believes it has adequate financial resources to conduct operations at present and reasonably anticipated levels.

     Statement of Financial Accounting Standard (SFAS) No. 130 on Comprehensive Income was implemented for the 1998-1999 fiscal year. The impact was not significant as the Company had only one additional component of comprehensive income that had not previously been included in net income. After evaluating the impact SFAS No. 131 on Disclosures about Segments of an Enterprise for the August 31, 1999 financial statements no changes were made nor were further disclosures made since it was determined that, under the guidelines of the Standard, the Company had only one reportable segment, cattle feeding. No accounting changes were required by SFAS No. 131. The effective date of SFAS No. 133 on Accounting for Derivative Instruments and Hedging Activities has been deferred by SFAS No. 137, and will now be implemented for the first quarter of fiscal year 2001. Management is still evaluating the impact SFAS No. 133 will have on the Company's financial statements and related disclosures.

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


                                             MILLER DIVERSIFIED CORPORATION
                                             ------------------------------
                                                      (Registrant)



      Date: February 19, 2000                /s/ JAMES E MILLER
      -----------------------                ------------------
                                             James E. Miller
                                             President, Chief Executive Officer,
                                             Chief Financial Officer



      Date: February 19, 2000                /s/ STEPHEN R. STORY
      -----------------------                --------------------
                                             Stephen R. Story
                                             Secretary-Treasurer