Form 10QSB
period 2000-05-31
MILLER DIVERSIFIED CORP
filed 2000-09-01
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934


                       For the Quarter Ended May 31, 2000

                         Commission File Number 01-19001

                         MILLER DIVERSIFIED CORPORATION
                         ------------------------------
             (Exact Name of Registrant as Specified in its Charter)
               Nevada           .                   84-1070932         .
        -----------------------              --------------------------
      (State or other jurisdiction       (I.R.S. Employer Identification
      of incorporation or organization                Number)


                                Mailing Address:
                                 ---------------
                                  P. O. Box 237
                            La Salle, Colorado 80645

                            23360 Weld County Road 35
                           La Salle, Colorado 80645 .
                           ---------------------------
                     (Address of Principal Executive Office)

                                (970) 284-5556 .
             -------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X   NO
                                       ---    ---

Number of shares of Common Stock, par value $.0001, outstanding on August 21, 2000, 6,364,640.

Transitional Small Business Disclosure Format: YES      NO   X
                                                  ------  ------

                         PART I - FINANCIAL INFORMATION
 Item 1 - Financial Statements


                   Report on Review by Independent Accountants
                   -------------------------------------------

To the Stockholders and Directors
Miller Diversified Corporation


    We have reviewed the accompanying consolidated balance sheet of Miller Diversified Corporation and its subsidiary as of May 31, 2000, and the related consolidated statements of operations for each of the three-month and nine-month periods ended May 31, 2000 and 1999, and the consolidated statement of cash flows for the nine-month period ended May 31, 2000. These financial statements are the responsibility of the Company's management.

    We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

    Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with generally accepted accounting principles.

    We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of August 31, 1999, and the related consolidated statements of operations, of shareowners' equity, and of cash flows for the year then ended (not presented herein), and in our report dated November 17, 1999 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of August 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                               ANDERSON & WHITNEY, P.C.


Greeley, Colorado
August 24, 2000

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
 -------------------------------------------------------------------------------
                                                         May 31,      August 31,
                                                          2000           1999
--------------------------------------------------------------------------------

ASSETS
------
Current Assets:
  Cash                                                 $  163,442     $   88,970
  Receivables:
    Trade accounts                                        750,730        875,260
    Accounts - related parties                               --          309,812
    Notes - cattle financing                              181,293        150,756
    Notes - cattle financing -related party                81,865         90,083
   Inventories                                          4,345,263      1,657,045
  Prepaid expenses                                         17,701         21,320
--------------------------------------------------------------------------------
    Total Current Assets                                5,539,994      3,193,246
--------------------------------------------------------------------------------
Property and Equipment:
  Feedlot facility under capital lease -
    related party                                       1,497,840      1,497,840
  Equipment                                               142,532        100,336
  Equipment under capital leases -
    related party                                          30,649         30,649
  Leasehold improvements                                  169,214        138,297
                                                        ------------------------
                                                        1,840,235      1,767,122
  Less:  Accumulated depreciation
         and amortization                                 732,237        668,751
--------------------------------------------------------------------------------
    Total Property and Equipment                        1,107,998      1,098,371
--------------------------------------------------------------------------------
Other Assets:
  Other investments                                       240,344        322,286
  Notes receivable - related parties                      535,000        300,000
  Deferred income taxes                                   233,741        165,051
  Deposits and other                                        5,397          5,397
--------------------------------------------------------------------------------
    Total Other Assets                                  1,014,482        792,734
--------------------------------------------------------------------------------
TOTAL ASSETS                                           $7,662,474     $5,084,351
================================================================================

Continued on next page

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------
                                                       May 31,      August 31,
                                                        2000          1999
--------------------------------------------------------------------------------

LIABILITIES
-----------
Current Liabilities:
  Bank overdraft                                     $  207,070   $   34,501
  Notes payable                                       3,579,297    1,394,760
  Trade accounts payable                                412,358      522,468
  Accounts payable - related party                      267,559         --
  Accrued expenses                                       86,618       32,247
  Customer advance feed contracts                        17,270       93,433
  Current portion of note payable-related party          44,436         --
  Current portion of capital lease obligations -
      related party                                      22,770       28,496
--------------------------------------------------------------------------------
    Total Current Liabilities                         4,637,378    2,105,905

Note payable - related party                            223,686         --
Capital Lease Obligations - related party               939,691      955,936
--------------------------------------------------------------------------------

  Total Liabilities                                   5,800,755    3,061,841
--------------------------------------------------------------------------------

Commitments
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
--------------------
Preferred Stock                                            --           --
Common Stock, par value $.0001 per share;
 25,000,000 shares authorized; 6,364,640
 shares issued and outstanding                              636          636
Additional Paid-in Capital                            1,351,693    1,351,693
Retained Earnings                                       509,390      670,181
--------------------------------------------------------------------------------

Total Stockholders' Equity                            1,861,719    2,022,510
--------------------------------------------------------------------------------

TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                     $7,662,474   $5,084,351
================================================================================

     See Accompanying Notes to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
Nine Months Ended   May 31                              2000            1999
--------------------------------------------------------------------------------
Revenue:
  Feed and related sales                            $ 3,047,729      $ 5,070,556
  Fed cattle sales                                    4,401,929        1,577,505
  Feedlot services                                    1,218,334        1,111,521
  Other                                                  20,942           53,316
  Interest income                                        40,711           38,902
  Interest income - related party                        21,275           13,500
--------------------------------------------------------------------------------
    Total Revenue                                     8,750,920        7,865,300
--------------------------------------------------------------------------------

Costs and Expenses:
  Cost of:
     Feed and related sales                           2,615,305        4,366,623
     Fed cattle sales                                 4,364,663        1,498,874
     Feedlot services                                 1,144,229        1,097,403
  Selling, general, and administrative                  636,226          574,548
  Equity in loss of investee                             74,962             --
  Interest                                               43,481           37,188
  Interest  - related parties                            99,819           82,727
--------------------------------------------------------------------------------
    Total Costs and Expenses                          8,978,685        7,657,363
--------------------------------------------------------------------------------

Income (Loss) Before Income Taxes                      (227,765)         207,937

Income Tax Expense (Benefit)                            (66,974)          75,356
--------------------------------------------------------------------------------

NET INCOME  (LOSS)                                  $  (160,791)     $   132,581


INCOME (LOSS) PER COMMON SHARE                      $      (.03)     $       .02
================================================================================

Weighted Average Number of Common
   Shares Outstanding                                 6,364,640        6,364,640
================================================================================

     See Accompanying Notes to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
Three Months Ended  May 31                              2000            1999
--------------------------------------------------------------------------------
Revenue:
  Feed and related sales                            $ 1,010,772      $ 1,661,251
  Fed cattle sales                                    2,338,673          276,934
  Feedlot services                                      434,091          476,649
  Other                                                   3,315           14,544
  Interest income                                        11,699           18,015
  Interest income - related party                         8,655            4,500
--------------------------------------------------------------------------------
    Total Revenue                                     3,807,205        2,451,893
--------------------------------------------------------------------------------

Costs and Expenses:
  Cost of:
     Feed and related sales                             870,349        1,407,264
     Fed cattle sales                                 2,330,922          257,420
     Feedlot services                                   357,820          425,941
  Selling, general, and administrative                  227,205          208,793
  Equity in loss of investee                             37,422             --
  Interest                                               13,724            4,102
  Interest - related parties                             33,735           27,392
--------------------------------------------------------------------------------
    Total Costs and Expenses                          3,871,177        2,330,912
--------------------------------------------------------------------------------

Loss Before Income Taxes                                (63,972)         120,981

Income Tax Expense (Benefit)                            (22,587)          46,685
--------------------------------------------------------------------------------

NET  LOSS                                           $   (41,385)     $    74,296

================================================================================

LOSS PER COMMON SHARE                               $      (.01)     $       .01

================================================================================

Weighted Average Number of Common
   Shares Outstanding                                 6,364,640        6,364,640
================================================================================

     See Accompanying Notes to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
Nine Months Ended   May 31                             2000             1999
--------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Cash received from customers                     $  8,737,302    $  7,689,070
  Cash paid to suppliers and employees              (10,763,160)     (7,734,351)
  Interest received                                      61,986          52,402
  Interest paid                                        (239,745)       (104,387)
  Income taxes paid                                      (1,716)           --
-------------------------------------------------------------------------------
    Net Cash Utilized by Operating Activities        (2,205,333)        (97,266)
-------------------------------------------------------------------------------
Cash Flows from Investing Activities:
  Acquisition of property and equipment                 (73,113)        (22,882)
  Acquisition of other investments                         --          (190,069)
  Distribution received from other investment             6,980            --
  Loans to related party                               (235,000)           --
  Loans for cattle financing                           (610,606)       (440,461)
  Collections from cattle financing                     588,287            --
-------------------------------------------------------------------------------
   Net Cash Utilized  by  Investing Activities         (323,452)       (653,413)
-------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Proceeds from :
       Short-term notes payable                      11,433,574       4,292,206
       Long-term note payable - related party           300,000            --
  Principal payments on:
       Short-term notes payable                      (9,249,037)     (3,568,057)
       Long-term note payable - related party           (31,878)           --
       Capital lease obligations - related party        (21,971)        (20,040)
  Increase in cash overdraft                            172,569          40,089
-------------------------------------------------------------------------------
   Net Cash Provided by Financing Activities          2,603,257         744,198
-------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                          74,472          (6,481)
Cash, Beginning of Year                                  88,970          63,656
-------------------------------------------------------------------------------
Cash, End of Period                                $    163,442    $     57,175
===============================================================================

Continued on next page.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------
Nine Months Ended   May 31                               2000           1999
--------------------------------------------------------------------------------

Reconciliation of Net Income (Loss) to Net
  Cash Provided by Operating Activities:
  Net income (Loss)                                 $  (160,791)    $   132,581
  Adjustments:
    Depreciation and amortization                        63,486          64,174
    Equity in loss of investee                           74,962            --
    Deferred income taxes                               (68,690)           --
    Changes in assets and liabilities:
      (Increase) decrease in:
        Trade accounts receivable                       124,530        (257,403)
        Accounts receivable - related party             309,812        (167,005)
        Inventories                                  (2,688,218)        (64,461)
        Prepaid expenses                                  3,919          (4,231)
        Deposits and other                                 --            14,385
      Increase (decrease) in:
        Trade accounts payable and accrued
          expenses                                      (55,739)        (26,238)
        Accounts payable - related party                267,559            --
        Accrued income taxes payable                       --            75,356
        Customer advance feed contracts                 (76,163)        133,576
-------------------------------------------------------------------------------
        Net Cash Provided (Utilized) by
          Operating Activities                      $(2,205,333)    $   (97,267)
===============================================================================

     See Accompanying Notes to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The consolidated balance sheets as of May 31, 2000 and August 31, 1999, the consolidated statements of earnings for the three months and nine months ended May 31, 2000 and 1999 and the consolidated statements of cash flows for the nine months ended May 31, 2000 and 1999 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted as allowed by the rules and regulations of the Securities and Exchange Commission.

In preparation of the above-described financial statements, all adjustments of a normal and recurring nature have been made. The Company believes that the accompanying Unaudited financial statements contain all adjustments necessary to present fairly the results of operations and cash flows for the periods presented. Further, management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the annual financial statements and the notes thereto. The operations for the nine month period ended May 31, 2000 are not necessarily indicative of the results to be expected for the year.

--------------------------------------------------------------------------------

Item 2 - Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
         and Results of Operations
         -------------------------

Results of Operations
---------------------

During the fall of 1999, the Company implemented a policy of retaining ownership of a majority of the cattle in the Company's feedlot. This is a change from the primary focus being on custom feeding of customers' cattle and feeding company-owned cattle to slaughter on an as-needed basis. The change is an effort to (1) maintain high numbers in the feedlot, (2) lessen the effect of major customers, and (3) benefit from what is currently perceived as a good future for the cattle market. It is anticipated that most, if not all of the Company's inventory of cattle fed to slaughter will be price protected or hedged to protect the Company on the down side of market fluctuations.

Quarter Ended May 31, 2000:

Total revenue for the quarter ended May 31, 2000 increased $1,355,000 or 55% over the quarter ended May 31, 1999, which reflects the change to feeding company cattle. Fed cattle sales increased $2,062,000 and represented 61% of revenue for the quarter ended May 31, 2000 compared to 11% for the quarter ended May 31, 1999. The increase is partially offset by a $660,000 decrease in feed and related sales, which is also due to the shift from custom feeding to feeding company-owned cattle to slaughter.

Gross profit was $225,000 for the quarter ended May 31, 2000, a decrease of $100,000 from the corresponding quarter in 1999. The gross profit percentages were 6% and 13.5%, respectively, for the quarters ended May 31, 2000 and 1999. The decrease in gross profit percentages is due to the change in composition of gross sales and the relative gross profit percentages for the sources of revenue. The gross profit percentages for fed cattle sales were .3% and 7%, respectively, for the quarters ended May 31, 2000 and 1999, the decrease being a result of the higher cost of feeder cattle. Feed and related sales maintained a 14% gross profit percentage, but generated $113,000 less in gross profits due to the lower volume.

Selling, general, and administrative expenses increased $18,000 to $227,000 for the quarter ended May 31, 2000 compared to the corresponding quarter of 1999. The increase is attributed to $31,000 paid to a related party for losses incurred from feeding cattle in the Company's feedlot.

The Company's share of the loss from a water filtering and dispensing company was $37,000 for the quarter ended May 31, 2000. This 50% investee is a start up company and profitable operations are not anticipated for another eighteen months.

Interest expense increased $16,000 for the quarter ended May 31, 2000 over the corresponding quarter a year earlier as a result of increased borrowing.

The net loss of $41,000 for the quarter ended May 31, 2000 contrasts the net income of $74,000 for the quarter ended May 31, 1999 and is a result of the items mentioned above.

Nine Months Ended May 31, 2000:

Total revenue for the nine months ended May 31, 2000 increased $886,000 or 11% over the nine months ended May 31, 1999. Fed cattle sales increased $2,824,000 and represented 50% of total revenue for the nine months ended May 31, 2000 compared to 20% of total revenue for the nine months ended May 31, 1999. The increase is partially offset by a $2,023,000 decrease in feed and related sales. These changes reflect the shift from custom feeding to feeding company-owned cattle to slaughter.

Gross profit was $544,000 for the nine months ended May 31, 2000, a decrease of $254,000 from the corresponding quarter in 1999. The gross profit percentages were 6% and 10%, respectively, for the nine-month periods ended May 31, 2000 and 1999. The decrease in gross profit percentages is due to the change in composition of gross sales and the relative gross profit percentages for the sources of revenue. The gross profit percentages for fed cattle sales were .8% and 5%, respectively, for the nine months ended May 31, 2000 and 1999, the decrease being a result of the higher cost of feeder cattle. Feed and related sales maintained a 14% gross profit percentage, but generated $271,000 less in gross profits due to the lower volume.

Selling, general, and administrative expenses increased $61,000 to $636,000 for the nine months ended May 31, 2000 compared to the corresponding period of 1999. The increase is primarily attributed to a $47,000 increase for managerial staff to co-ordinate and monitor the program of feeding cattle to slaughter for the Company's account and $31,000 paid to a related party for losses incurred from feeding cattle in the Company's feedlot.

The Company's share of the loss from a water filtering and dispensing company was $75,000 for the nine months ended May 31, 2000. This 50% investee is a start up company and profitable operations are not anticipated for another eighteen months.

Interest expense increased $23,000 for the nine months ended May 31, 2000 over the corresponding period a year earlier as a result of increased borrowing. Interest of $145,000 incurred on borrowings to finance Company-owned cattle has bee included as a cost of cattle inventory during the nine months ended May 31, 2000.

The net loss of $161,000 for the nine months ended May 31, 2000 contrasts the net income of $133,000 for the quarter ended May 31, 1999 and is a result of the items mentioned above.

Liquidity and Capital Resources
-------------------------------

    For the nine months ended May 31, 2000 operating activities utilized $2,205,000. Much of this is from a $2,888,000 increase in Company-owned cattle inventory, financed primarily from short-term notes payable. Working capital at May 31, 2000 was $903,000.

Investing activities used $323,000, primarily for equipment and facility improvements totaling $73,000 and a $235,000 loan to the water filtering and dispensing company in which the Company has a 50% interest. The loan is scheduled for repayment in three years. Borrowing $300,000 from a related-party financing company provided the funds for this loan.

Cash flow provided by financing activities amounted to $2,603,000 for the nine months ended May 31, 2000. Of this amount, $2,185,000 was provided from short-term notes used to finance the inventory of Company-owned cattle on feed.

The Company believes that internally generated funds and the available borrowing under its existing credit facilities will provide sufficient liquidity and enable it to meet its current and foreseeable working capital requirements. The Company's $300,000 operating line of credit had an outstanding balance of $165,000 at May 31, 2000 and the $4 million revolving line of credit for purchase and feed cattle to slaughter had an outstanding balance at May 31, 2000 of $3,119,000. At May 31, 2000, there was also $788,000 available on the line of credit for financing qualified customers' cattle feeding programs.

The Company had no material commitments for capital expenditures at May 31, 2000.

New Accounting Pronouncements

The effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, has been deferred by SFAS No. 137, and will now be implemented for the first quarter of fiscal year 2001. Management is presently evaluating the impact SFAS No. 133 will have on the Company's financial statements and related disclosures.

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


                                         MILLER DIVERSIFIED CORPORATION
                                                 (Registrant)



        Date:  August 29, 2000           By:  /s/  JAMES E MILLER
                                            -----------------------------------
                                                   James E. Miller
                                                   President, Chief Executive
                                                   Officer, Chief Financial
                                                   Officer



        Date:  August 29, 2000           By:  /s/  STEPHEN R. STORY
                                            -----------------------------------
                                                   Stephen R. Story
                                                   Secretary-Treasurer