Form 10KSB
period 2000-08-31
MILLER DIVERSIFIED CORP
filed 2001-02-06
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           ---------------------------
                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                         ------------------------------
                    For the fiscal year ended August 31, 2000

                          Commission File No. 01-19001

                         MILLER DIVERSIFIED CORPORATION
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Nevada                                       84-1070932
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

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

Registrant's revenues for its most recent fiscal year were $12,008,666.

The aggregate market value of voting stock held by nonaffiliates of the Registrant was $424,834 based on the closing bid and ask prices as reported on the NASD Over-the-Counter Bulletin Board on December 13, 2000.

There were 6,364,640 shares of common stock $.0001 par value outstanding as of August 31, 2000.

Documents incorporated by reference:  None.

                                     PART I

ITEM 1   DESCRIPTION OF BUSINESS

General Development of Business.
--------------------------------

Miller Diversified Corporation (the Company) is a publicly-held Nevada corporation that was formed in 1987 as the result of several transactions and mergers of predecessor companies. In 1987, the Company acquired the commercial cattle feeding business and some farms of Miller Feed Lots, Inc. (MFL), a related entity as described later herein. The farms were subsequently sold, but the Company's principal business is still commercial cattle feeding that is operated on a feedlot facility and with equipment leased or rented from MFL. The Company has a wholly-owned subsidiary, Miller Feeders, Inc. (MFI) which was acquired in 1987. MFI is a cattle brokerage company that earns commissions from the purchasing of feeder cattle and selling finished cattle for the Company's cattle feeding customers, and for brokering certain "outside" cattle purchases and sales. MFI has the required bond to enable it to receive and distribute the sales proceeds from the sale of feeding customers' cattle. During fiscal 1996, the Company sold two of its subsidiaries, La Salle Commodity and Cattle Services Co., a commercial commodity brokerage firm which had been acquired in 1990 and Miller Trading Co., a retail commodity brokerage firm which had been formed by the Company in January 1995. Also during fiscal 1996, the Company merged its subsidiary Genetic Engineering, Inc. GEI), which was acquired in 1992, into the Company. The Company sold the assets of the prior GEI in July 1997.

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

Products and Services
---------------------

The Company's principal business is cattle feeding, which includes the selling of feed and services to customers who place their cattle in the Company's feedlot as well as also feeding cattle for its own account. Typically, customers are ranchers and experienced cattle feeders. Cattle feeding customers are charged for feed consumed by their cattle and a flat amount per head per day, referred to as "yardage", for the use of the feedlot facilities. Feed sales usually account for 40% to 60% of the Company's revenues. The Company and its subsidiary provide complete feedlot services which include assisting customers with outside financing, purchasing feeder cattle, making trucking arrangements, selling finished cattle, and assisting with hedging transactions. The Company, through its subsidiary, derives commissions and fees from buying and selling customers' cattle.

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

Raw Materials
-------------

The Company's main raw materials are cattle feed consisting primarily of silage, hay, corn, wheat, protein supplement, and a variety of by-products that are seasonally available in the area. The Company purchases most of its feed from local farmers or brokers. Northern Colorado, which includes Weld County, is a major crop production area with a reputation for quality crops and consistent yields. Because most of the land is irrigated, local farmers do not have to depend exclusively on rainfall, and drought is not often a factor. Shortages of feed crops are rare in the United States, and especially in Weld County.

While there have been significant price fluctuations for certain feed ingredients, especially corn, shortages have not developed. Although most feed comes from local sources, excellent truck and rail systems give the Company access to feed produced in Nebraska and Iowa.

Major Customers
---------------

During the fiscal year ended August 31, 2000, the Company had one customer to whom sales accounted for more than 10% of the Company's consolidated revenues. Sales to that customer totaled $1,597,275 or 13% of total revenue.

During the fiscal year ended August 31, 1999, the Company had two customers that accounted for more than 10% of the Company's consolidated revenues. Sales to these customers totaled $5,416,224 or 49% of total revenue.

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

Government Regulations
----------------------

The Company is subject, directly and indirectly, to various Federal and State governmental regulations. The US Food and Drug Administration (USDA) is responsible for regulating the use of animal growth promotents and veterinary drugs, medicines, and vaccines. The USDA is responsible for regulating certain other aspects of the agriculture business in which the Company may be engaged. Specifically, the activities of Miller Feeders, Inc. are subject to the Packers and Stockyards Act of 1921, as amended, and regulated by the Packers and Stockyards Administration. The Environmental Protection Agency is responsible for minimizing the environmental impact of animal pollutants. The Company does not believe it incurs any expenses in addition to its normal operating costs to specifically meet the requirements of environmental laws. Since some of the Company's customers participate in commodity futures transactions, certain activities may come under the jurisdiction of the Chicago Mercantile Exchange on livestock transactions, the Chicago Board of Trade on grain transactions, and the Commodity Futures Trading Commission and National Futures Association which oversees compliance on futures transactions. In addition, the Company is or may be subject to other regulations such as changes in freight rates, increases or decreases in exports or imports, and animal health inspection and brand inspection.

Employees
---------

The Company employs between 20 and 30 persons at any given time. As of December 1, 2000 the Company had 33 full and part-time employees.

ITEM 2  PROPERTIES
------------------

On February 1, 1991, the Company executed a 25-year lease with a related company, Miller Feed Lots, Inc. (MFL) to lease its feedlot facility. All of the common stock of MFL is owned by Norman M. Dean and James E. Miller, who are officers and directors of the Company. The feedlot has a capacity of approximately 20,000 head of cattle. The monthly rent is 2 1/3 cent per head per day, with a minimum of $10,750 and maximum of $13,300 per month. The Company has an option to purchase the feedlot it leases for $1,300,000. The lease requires that the Company pay for all property taxes, insurance, and maintenance on the feedlot being leased. In the opinion of management, the leased feedlot is adequately covered by insurance. The property taxes on the leased feedlot facility amounted to $10,129 for the year ended August 31, 2000, based on the mill levy of .079228.

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

The Company does not have any specific restrictions on the types of real estate it may own or the percentages of assets that may be invested in any one investment, nor on the incurrence of debt or lease obligations to acquire properties. However, management does not intend to invest in any commercial, residential, or other properties that would be rented to tenants to derive income from the property investment. Further, management does not intend to invest in any real estate mortgages or securities of entities primarily engaged in real estate activities. The Company has no plans for the major renovation, improvement, or development of its leased feedlot facility.

ITEM 3   LEGAL PROCEEDINGS
--------------------------

The Company was recently involved in a lawsuit in which the Company was attempting to stop or minimize residential development on property adjacent to the Company's feedlot operations. The Company fortified its right to continue to operate the feedlot facilities in the same location it has been for over 30 years, without undue complaints about dust and odor which are inherent to the operation of any feedlot. During 2000, a decision was reached in which the property was zoned for residential development, however management does not believe the ruling will have an adverse affect on earnings in the foreseeable future.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to a vote of the stockholders in the fourth quarter of the fiscal year covered by this Annual Report.

                                     PART II

ITEM 5   MARKET FOR THE COMMON STOCK AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------

The number of record holders of the Company's common stock as of August 31, 2000 was 1,446 according to information furnished by the Company's transfer agent.

The following table sets forth the high and low bid quotations for the Company's common stock, as reported by the National Quotation Bureau, Inc. Accordingly, the stock quotations listed below are not necessarily indicative of future trading activity or price trends.

         Quarter Ended                       High Bid      Low Bid
         -------------                       --------      -------
             2000
             ----

             November 30, 1999                $ .09         $ .09
             February 29, 2000                $ .11         $ .08
             May 31, 2000                     $ .15         $ .08
             August 31, 2000                  $ .12         $ .11

             1999
             ----
             November 30, 1998                $ .12         $ .07
             February 28, 1999                $ .09         $ .07
             May 31, 1999                     $ .09         $ .07
             August 31, 1999                  $ .09         $ .09

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

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------

The Company had a net loss of $116,881 for fiscal year ending August 31, 2000. This compares to a net income of $171,639 for the prior fiscal year. Key factors affecting the loss are driven by two major business decisions: (1) the Company's investment in a water bottling company, and (2) a move to feed more cattle to slaughter for the Company's account.

Due to the Company's 50% interest in Highland Water, LLC (accounted for on the equity method), the Company recorded an expense of $111,175 as it's equity in the operating losses of Highland. This reduced the Company's investment in Highland to zero. The Company expects Highland to become profitable by the third quarter of 2001. Monthly revenue for Highland have continued to meet projections set forth a year ago when management agreed to accelerate the rate of growth. To finance the growth, the Company loaned Highland $249,000 at 10% interest and payable in August 2004. The Company's investment in Highland is prompted by its belief that it needs to diversify into areas outside of a commodity-based industry.

In an effort to operate it's cattle feedlot closer to capacity and to lessen it's reliance on major customers, the Company implemented a strategy to feed more company-owned cattle to slaughter in fiscal 2000. This is a major change in operations from previous years where company-owned cattle were fed on an inconsistent basis. Fed cattle sales in fiscal year 2000 accounted for over 50% of total revenue compared to 24% the previous year. Sales for cattle fed to slaughter and the related cost of sales, including cost of feed consumed by those cattle and related interest costs, are recorded when the cattle are sold. Gross profit from fed cattle sales was $42,888 in fiscal year 2000 compared to $151,297 the prior fiscal year. The related gross profit percentage declined from 5.8% the prior year to .7%, due to increased interest costs and lower cattle prices. The Company recognizes that unforeseen events can have an adverse affect on the profitablity of the Company's feeding cattle. It is anticipated that most, if not all of the cattle will be price-protected to protect the Company from major market fluctuations.

It is anticipated that the feedlot will increase its capacity utilization in fiscal year 2001 with additional placements by existing customers, new customers and related parties. The Company is continuing to solicit new customers to reduce the affect of major customers and company-owned cattle.

Following is a brief summary of the gross profit and gross profit percentages on feed and related sales:

                                         2000          1999          Change
                                         ----          ----          ------

     Feed and Related Sales           $4,442,826    $6,772,709    $(2,329,883)
     Cost of feed and other sales      3,618,457     5,837,425     (2,218,968)
                                      ----------    ----------    -----------
                  Gross Profit        $  824,369    $  935,284    $  (110,915)
                  Gross Profit %              19%           14%           (5%)

Feed ingredients are marked up separately based on varying percentages of the ration. Four variables affect this markup:

     1.   The type and quantity of individual rations sold.
     2.   The formulation of individual rations.
     3. Feed ingredients sold under customer advance feed contracts, which are not subject to management's discretionary pricing decisions.
     4. Feed and the cost of feed, less any markup, fed to cattle owned by the Company are excluded from feed sales and cost of sales. The cost of feed, less any markup, is included with the inventory value of cattle owned by the Company and fed to slaughter.

Following is a brief summary of the gross profit and gross profit percentages on feedlot services:

                                         2000         1999           Change
                                         ----         ----           ------
     Feedlot services                 $1,237,975    $1,413,624    $ ( 175,649)
     Cost of feedlot services          1,232,302     1,353,004       (230,803)
                                      ----------    ----------    -----------
                  Gross Profit        $    5,673    $   60,620    $   (54,947)
                  Gross Profit %              .5%          4.3%         (3.8%)

Feedlot services consist primarily of yardage (daily per head charges) charged to the owners of the cattle and feed and grain processing charges. The costs of these services consist largely of feedlot operating expenses. The decreases in feedlot services revenue and cost of sales is due to a decrease in customer cattle on feed. The gross profit decreased due to fixed and overhead costs for feedlot services being spread over fewer head days of customer cattle.

Selling, general and administrative expenses increased $67,971 for the year. The most significant increases were for managerial salaries to coordinate the cattle feeding program and $31,000 paid to a related party for losses incurred from feeding cattle in the Company's feedlot at the Company's request to run the operation closer to capacity. The Company enters into agreements with related parties to feed cattle and agrees to protect the party against substantial losses. These agreements are beneficial to the Company because of the economies of operating the feedlot closer to capacity.

Other revenue decreased $17,178 from the prior fiscal year due to a drop in commissions earned by Miller Feeders caused by the drop in customer cattle.

Interest expense of $25,778 was incurred during fiscal 2000 on a note payable to a related-party finance company. The loan was made for the purpose of advancing funds to Highland and increasing the number of company-owned cattle fed to slaughter. Total interest expense paid in fiscal 2000 increased $30,509 from 1999, not including interest paid for cattle fed for slaughter which is included in the cost of fed cattle sales.

Liquidity and Capital resources

Working capital on August 31, 2000 was $961,966 compared to $1,087,341 at August 31, 1999, a decrease of $125,375. This decrease is related to the cash advances to Highland mentioned above.

Current assets of $5,824,078 at August 31, 2000 increased $2,630,832 over the prior year or 82%. This is primarily attributable to the $2,830,549 increase in company-owned cattle fed to slaughter. Trade and cattle-financing receivables decreased $364,386 due to the reduced reliance on major customers feeding cattle. Current liabilities increased by $2,756,207 (131%) to $4,862,112. This increase relates primarily to the short-term financing incurred for the company-owned fed cattle inventory.

The Company invested $20,500 to upgrade its computer/accounting systems in fiscal year 2000. This investment will enable the Company to provide more timely information to analyze data to make better-educated decisions. The Company also purchased $89,000 in feelot related equipment during fiscal year 2000 compared to $30,000 purchased in fiscal 1999. The Company had no material commitments for capital expenditures as of August 31, 2000. It also believes it has adequate financial resources to conduct operations at present and reasonably anticipated future levels.

On January 1, 2000, the Company renewed it's operating line of credit with Farm Credit Services for $300,000, it's procurement line of credit for $300,000, it's Cattle feeding line of credit for $4,000,000 and it's investor-feeding line for $2,000,000. The procurement line gives the Company the ability to buy feeder cattle for the feed yard prior to assigning them to a customer. The cattle feeding line is for the Company's cattle owned for slaughter, and the investor-feeding line is for customers needing financing to feed cattle within the feed yard. Each line of credit was renewed at 1/2 point over the prime interest rate.

Market Risk

The principal market risks affecting the Company are the changes in the commodities affecting cattle feeding. These commodities include feed ingredient prices, feeder cattle prices, interest rates and fat cattle prices. The fluctuations in these prices have an impact on the Company's profitability. The Company is intent on limiting this risk utilizing hedging strategies. These strategies tend to limit the gains that may benefit the Company, but protect it from major fluctuations in the market.

Many market factors cannot be controlled. Weather, basis and feed conversion have strong affects on profitability of feeding cattle, it is understood that these risks are present with efforts made to manage to the best of our ability. A one dollar change in basis would have $65,000 change in projected profitability based upon 5,000 head owned at any one time by the Company. (Basis is the difference between the futures market and the actual price paid for by the packer for the cattle.) A $0.01 change in the cost of gain on 5,000 head of cattle would have a $30,000.00 change in profitability. (Cost of gain is the cost of adding one pound of gain to an animal. Depending on the size of the cattle coming into the feedlot, the feedlot will add between 400 and 700 pounds to an animal prior to slaughter.) Cost of Gain can be affected by feed ingredients costs, severe swings in weather patterns and an animal's genetic ability to gain weight.

The Company manages price risk via commodity futures and options. Commodity futures and options markets are available for fat cattle, feeder cattle, corn, and wheat, which are markets that enable the Company to protect the risks described above. Major fluctuations in the market will have a dramatic affect on cash flow. The Company's policy is to be no more than 30% exposed to the market utilizing this different risk management tools.

Recent Accounting Pronouncements

Management is evaluating the impact of various recently issued accounting standards. The effective date of SFAS No. 133 on Accounting for Derivative Instruments and Hedging Activities has been deferred by SFAS No. 137, and will now be implemented for the first quarter of fiscal year 2001. Management does not believe implementation will significantly impact the Company's financial statements, but will expand the disclosures for hedging activities.

ITEM 7   FINANCIAL STATEMENTS
-----------------------------

The audited Consolidated Financial Statements follow on pages F-1 through F-18.
Item 8 follows the audited Consolidated Financial Statements on Page 11.

ANDERSON & WHITNEY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS ADVISORS
1001 Ninth Avenue
Greeley, Colorado   80631-4046
(970) 352-7990      FAX (970) 352-1855


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Board of Directors
Miller Diversified Corporation
La Salle, Colorado

     We have audited the accompanying consolidated balance sheets of Miller Diversified Corporation and subsidiary as of August 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miller Diversified Corporation and subsidiary as of August 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                                Anderson & Whitney, P.C.


December  5, 2000
Greeley, Colorado



MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------
August 31                                                     2000         1999
----------------------------------------------------------------------------------

ASSETS
------

Current Assets:
    Cash                                                   $  388,545   $   88,970
    Receivables:
      Trade accounts                                          661,630      875,260
      Accounts - related parties                              161,716      309,812
      Notes - cattle financing                                   --        150,756
      Notes - cattle financing - related party                105,596       90,083
    Inventories                                             4,487,594    1,657,045
    Prepaid expenses and other                                 18,997       21,320
----------------------------------------------------------------------------------
      Total Current Assets                                  5,824,078    3,193,246
----------------------------------------------------------------------------------
Property and Equipment:
    Feedlot facility under capital lease - related party    1,497,840    1,497,840
    Equipment                                                 206,974      100,336
    Equipment under capital leases - related party               --         30,649
    Leasehold improvements                                    172,114      138,297
                                                           ----------   ----------
                                                            1,876,928    1,767,122
    Less:  Accumulated depreciation and amortization          765,690      668,751
----------------------------------------------------------------------------------
      Total Property and Equipment                          1,111,238    1,098,371
----------------------------------------------------------------------------------
Other Assets:
    Other investments                                         192,545      322,286
    Note receivable - related party                           549,000      300,000
    Deferred income taxes                                     224,236      165,051
    Deposits and other                                          9,616        5,397
----------------------------------------------------------------------------------
      Total Other Assets                                      975,397      792,734
----------------------------------------------------------------------------------


TOTAL ASSETS                                               $7,910,713   $5,084,351
==================================================================================


Continued on next page.

                                       F-2

--------------------------------------------------------------------------------
August 31                                             2000         1999
--------------------------------------------------------------------------------

LIABILITIES
Current Liabilities:
    Cash overdraft                                 $     --     $   34,501
    Notes payable                                   3,813,797    1,394,760
    Trade accounts payable                            607,291      522,468
    Accounts payable - related party                  258,076         --
    Accrued expenses                                   83,231       32,247
    Customer advance feed contracts                    14,907       93,433
    Current portion of:
       Capital lease obligations - related party       25,085       28,496
       Long-term debt                                   6,392         --
       Long-term debt - related party                  53,333         --
--------------------------------------------------------------------------------
      Total Current Liabilities                     4,862,112    2,105,905
Capital Lease Obligations - Related Party             930,851      955,936
Long-Term Debt                                          9,890         --
Long-Term Debt - Related Party                        202,231         --
--------------------------------------------------------------------------------
    Total Liabilities                               6,005,084    3,061,841
--------------------------------------------------------------------------------
Commitments and Contingencies
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred Stock                                          --           --


Common Stock, par value $ .0001 per share;
    25,000,000 Shares authorized; 6,364,640
    shares issued and outstanding                         636          636
Additional Paid-In Capital                          1,351,693    1,351,693
Retained Earnings                                     553,300      670,181
Accumulated Other Comprehensive Income (Loss)            --           --
--------------------------------------------------------------------------------
    Total Stockholders' Equity                      1,905,629    2,022,510
--------------------------------------------------------------------------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $7,910,713   $5,084,351
================================================================================


See Accompanying Notes to Consolidated Financial Statements.



MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------
Years Ended August 31                                      2000             1999
-----------------------------------------------------------------------------------

Revenue:
    Feed and related sales                             $  4,442,826    $  6,772,709
    Fed cattle sales                                      6,179,503       2,630,157
    Feedlot services                                      1,237,975       1,413,624
    Interest income                                          55,305          53,808
    Interest income - related parties                        32,783          17,800
    Other                                                    60,274          77,452
-----------------------------------------------------------------------------------
      Total Revenue                                      12,008,666      10,965,550
-----------------------------------------------------------------------------------
Costs and Expenses:
    Cost of:
      Feed and related sales                              3,618,457       5,837,427
      Fed cattle sold                                     6,136,615       2,478,860
      Feedlot services                                    1,232,302       1,353,004
    Selling, general, and administrative                    891,629         823,658
    Equity in loss of investee                              111,175          68,825
    Interest                                                 87,548          54,117
    Interest on capital leases - related party              107,006         109,929
-----------------------------------------------------------------------------------
      Total Costs and Expenses                           12,184,732      10,725,820
-----------------------------------------------------------------------------------
Income (Loss) Before Income Taxes                          (176,066)        239,730
Income Tax Expense (Benefit)                                (59,185)         68,091
-----------------------------------------------------------------------------------

NET INCOME (LOSS)                                      $   (116,881)   $    171,639
===================================================================================

INCOME (LOSS) PER COMMON SHARE                         $      (0.02)   $       0.03
===================================================================================


Weighted Average Number of Common Shares Outstanding      6,364,640       6,364,640
===================================================================================


See Accompanying Notes to Consolidated Financial Statements.

                                       F-4



MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------  -----------------
                                                                                            Accumulated
                                                                                               Other
Years Ended August 31,                        Common        Paid-In       Retained         Comprehensive
1999 and 2000                                  Stock        Capital       Earnings         Income (Loss)          Total

--------------------------------------------------------------------------------------------------------  -----------------

Balance, September 1, 1998                     $ 636      $ 1,351,693    $ 498,542          $   (9,753)        $ 1,841,118
                                                                                                          -----------------
Comprehensive Income:
    Net income for the year ended
      August 31, 1999                            --              --        171,639                --               171,639

Net change in unrealized
    appreciation on securities
    available-for-sale                           --              --           --                 9,753               9,753
                                                                                                          ----------------
    Comprehensive income                                                                                           181,392
--------------------------------------------------------------------------------------------------------  ----------------
Balance, August 31, 1999                         636        1,351,693      670,181                --             2,022,510
Comprehensive Income:                                                                                     ----------------
    Net loss for the year ended
      August 31, 2000                            --              --       (116,881)               --              (116,881)
                                                                                                          -----------------
      Comprehensive income (loss)                                                                                 (116,881)
--------------------------------------------------------------------------------------------------------  -----------------

Balance, August 31, 2000                       $ 636      $ 1,351,693    $ 553,300             $  --           $ 1,905,629
========================================================================================================  =================


See Accompanying Notes to Consolidated Financial Statements.

                                                            F-5



MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------
Years Ended August 31                                          2000             1999
----------------------------------------------------------------------------------------

Cash Flows from Operating Activities:

    Cash received from customers                           $ 12,198,809    $ 10,775,790
    Cash paid to suppliers and employees                    (14,292,644)    (10,607,488)
    Interest received                                            93,057          71,608
    Interest paid                                              (122,536)       (149,948)
    Income taxes paid                                              --              --
---------------------------------------------------------------------------------------
      Net Cash Provided (Used) by Operating Activities       (2,123,314)         89,962
---------------------------------------------------------------------------------------
Cash Flows from Investing Activities:

    Acquisition of property and equipment                      (109,806)        (30,137)
    Loans to related party                                     (249,000)
    Collections for cattle financing                            135,243            --
    Loans for cattle financing                                     --          (240,839)
    Purchase of other investments                                  --          (248,616)
    Proceeds from:
      Other investments                                          18,566          43,871

      Securities available-for-sale                                --            10,233
---------------------------------------------------------------------------------------
      Net Cash Provided (Used) by Investing Activities         (204,997)       (465,488)
---------------------------------------------------------------------------------------
Cash Flows from Financing Activities:

    Proceeds from:
       Notes payable                                         13,122,140       6,128,732
       Long-term debt - related party                           300,000            --
       Long-term debt                                            20,536            --
    Principal payments on:
       Notes payable                                        (10,703,103)     (5,735,299)
       Capital lease obligations - related party                (28,496)        (27,094)
       Long-term debt - related party                           (44,436)           --
       Long-term debt                                            (4,254)           --
    Change in cash overdraft                                    (34,501)         34,501
---------------------------------------------------------------------------------------
      Net Cash Provided by Financing Activities               2,627,886         400,840
---------------------------------------------------------------------------------------
Net Increase in Cash                                            299,575          25,314

Cash, Beginning of Year                                          88,970          63,656
---------------------------------------------------------------------------------------

Cash, End of Year                                          $    388,545    $     88,970
=======================================================================================

                                          F-6

Continued on next page.




--------------------------------------------------------------------------------------
Years Ended August 31                                          2000           1999
--------------------------------------------------------------------------------------

Reconciliation of Net Income (Loss) to Net Cash Provided
    (Used) by Operating Activities:
    Net income (loss)                                      $  (116,881)   $   171,639
    Adjustments:
      Loss on sale of securities available for sale               --            9,867
      Depreciation and amortization                             96,939         87,420
      Equity in loss of investee                               111,175         68,825
      Deferred income taxes                                    (59,185)        68,091
      Changes in assets and liabilities:
        (Increase) decrease in:
          Trade accounts receivable                            213,630        (51,684)
          Trade accounts receivable - related party            148,096           --
          Accounts receivable - related party                     --         (106,675)
          Inventories                                       (2,830,549)      (335,578)
          Prepaid expenses                                       2,323         (7,778)
          Deposits and other                                    (4,219)        25,488
        Increase (decrease) in:
          Trade accounts payable and accrued expenses          135,807         81,821
          Trade accounts payable - related parties             258,076           --
          Customer advance feed contracts                      (78,526)        78,526
-------------------------------------------------------------------------------------

Net Cash Provided (Used) by Operating Activities           $(2,123,314)   $    89,962
=====================================================================================


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

     ---------------------------------------------------------------------------

     Description of Business:
          The Company operates a feedlot facility near La Salle, Colorado in which cattle owned by customers or the Company are fed and cared for by the Company. Most customers to which the Company has granted credit either operate in the cattle industry or feed cattle as an investment.

     ---------------------------------------------------------------------------

     Principles of Consolidation:
          The consolidated financial statements include Miller Diversified Corporation and its wholly-owned subsidiary, Miller Feeders, Inc. (commission agent buying feeder cattle and selling fed cattle for the Company's feeding customers and others).

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

     ---------------------------------------------------------------------------

     Property and Equipment - Continued:
          Property and equipment are recorded at acquisition cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

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

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Note 1 - Summary of Significant Accounting Policies - Continued:

     Property and Equipment - Continued:
          This amortization is included in depreciation and amortization expense. Interest expense relating to the lease liability is recorded to effect a constant rate of interest over the term of the lease.

--------------------------------------------------------------------------------

     Securities Available-for-Sale:
          Available-for-sale securities consist of equity securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on securities available-for-sale are reported as a net amount in a separate component of stockholders' equity until realized. Gains and losses on the sale of securities available-for-sale are determined using the specific identification method.

--------------------------------------------------------------------------------

     Other Investments:
          The Company's working interest in two oil and gas wells in Northern Colorado is accounted for using the cost method. A 50% interest in a limited liability corporation that operates a water cooler business located in Colorado is accounted for using the equity method.

--------------------------------------------------------------------------------

     Feed Sales
          Revenue is recognized on feed sales when the feed is delivered to the cattle pens for consumption.

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

     Income Taxes:
          Deferred tax liabilities or assets, net of any applicable valuation allowance for deferred tax assets, are recognized for the estimated future tax effects attributable to temporary differences and carryforwards. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the asset and liability to which they relate. Deferred tax liabilities and assets not related to an asset or liability for financial reporting, including deferred tax assets related to carryforwards, are classified as current or noncurrent according to the expected reversal date of the temporary difference. The Company and its subsidiary file consolidated corporate income tax returns.
--------------------------------------------------------------------------------

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Note 1 - Summary of Significant Accounting Policies - Continued:

     Income per Common Share:
          Income per common share is computed by using the weighted average number of common shares outstanding during the period presented. Fully diluted earnings per share amounts are not presented for 2000 and 1999 as no stock options, warrants, or preferred stock were outstanding.

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

--------------------------------------------------------------------------------

     Reclassifications:
          Certain reclassifications of 1999 financial statement information have been made to conform with 2000 presentation.

--------------------------------------------------------------------------------

     Derivative Instruments:
          The Company uses derivatives for the purpose of hedging commodity prices that exist as part of the cattle business.

--------------------------------------------------------------------------------

Note 2 - Concentration of Credit Risk

          At August 31, 2000 and 1999, the Company had trade accounts receivable from one and two unrelated customers, totaling $323,542 and $601,764, respectively. Each of these customer's balances at year end exceeded 10% of the Company's total trade accounts receivable.

          The Company maintains cash balances with commercial banks in Colorado and a commodity broker. The cash balances with a commercial bank at times exceed the $100,000 level of insurance provided by FDIC. Cash balances with the commodity broker are not insured.

--------------------------------------------------------------------------------

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Note 3 - Inventories:

     -----------------------------------------------------------------------
     August 31                                      2000             1999
     -----------------------------------------------------------------------

     Feed and grain                              $  129,043       $  124,428
     Veterinary supplies and other                   25,025           14,655
     Feeder cattle for resale (procurement)         255,416          315,903
     Cattle on feed to finish (fed cattle)        4,078,110        1,202,059
     -----------------------------------------------------------------------

                                                 $4,487,594       $1,657,045
     =======================================================================

--------------------------------------------------------------------------------

Note 4 - Other Investments:
     -----------------------------------------------------------------------
     August 31                                      2000             1999
     -----------------------------------------------------------------------
     Working interest in two oil and gas
     wells in Northern  Colorado (cost method)   $  192,545       $  211,111
     50% interest in Highland  Water, LLC, a
     Colorado limited liability company
     (Highland) operating a water cooler
     business (equity method)                          --            111,175
     -----------------------------------------------------------------------
                                                 $  192,545       $  322,286
     =======================================================================


     The Company's equity in Highland's net losses for the year ended August 31, 2000 and 1999 were $111,175 and $68,825, respectively.

--------------------------------------------------------------------------------

Note 5 - Notes Receivable - Related Parties:
     -----------------------------------------------------------------------
     August 31                                      2000             1999
     -----------------------------------------------------------------------
     Note receivable from Miller Feed  Lots,
     Inc., interest payable monthly at 6%,
     due May 2003, without collateral, and
     subordinated to MFL mortgagor               $  300,000       $  300,000
     Note receivable from Highland Water LLC
     (see  note 4) interest payable quarterly
     at 10%, due August 2004, without
     collateral                                     249,000             --
     -----------------------------------------------------------------------
                                                 $  549,000       $  300,000
     =======================================================================

--------------------------------------------------------------------------------

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Note 6 - Notes Payable:

     ---------------------------------------------------------------------------
     August 31                                              2000         1999
     ---------------------------------------------------------------------------
     Revolving lines of credit (summarized  below)
     with Farm  Credit Services maturing in
     January 2001, interest payable quarterly at a
     variable  interest rate (10% and 8.5% at
     August 31, 2000 and 1999, respectively),
     collateralized by inventories, accounts
     receivable, and cattle financing notes
     receivable, guaranteed by two officers/
     directors and Miller Feed Lots, Inc., an affiliate
     $300,000  Operating                                 $  289,192   $  200,000
     $4,000,000  Cattle feeding - 2000                    3,120,939         --
     $850,000  Cattle Feeding - 1999                           --        655,719
     $2,000,000  Customer financing ($1,000,000             103,666      239,041
     maximum outstanding)
     $300,000  Cattle procurement                           300,000      300,000
     ---------------------------------------------------------------------------
                                                         $3,813,797   $1,394,760
     ===========================================================================

--------------------------------------------------------------------------------

Note 7 - Capital Leases:

     The Company leases its feedlot facilities and certain equipment from a related party under capital leases expiring in 2016 and 2000, respectively. Monthly lease payments on the feedlot facilities are two and one-third cents (2 (cent)) per head per day for cattle actually in the feedlot, subject to a minimum of $10,750 and maximum of $13,300. The Company is responsible for all maintenance, insurance, utilities, and taxes on the property, and has an option to purchase the feedlot facility for $1,300,000. The following is an analysis of the leased property:

          ----------------------------------------------------------------------
          August 31                                         2000         1999
          ----------------------------------------------------------------------

          Feedlot facilities under capital lease         $1,497,840   $1,497,840
          Less:  Accumulated amortization                   574,174      514,260
          ----------------------------------------------------------------------
          Net feedlot facilities under capital lease        923,666      983,580
          ----------------------------------------------------------------------
          Equipment under capital leases                       --         30,649
          Less:  Accumulated amortization                      --         26,052
          ----------------------------------------------------------------------
          Net equipment under capital leases                   --          4,597
          ----------------------------------------------------------------------
                                                         $  923,666   $  988,177
          ======================================================================

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Note 7 - Capital Leases - Continued:

     Future minimum lease payments under the capital leases at August 31, 2000 for each of the next five years and in the aggregate are as follows:

          Year Ending August 31                                      Total
          -------------------------------------------------------------------
                 2001                                             $   129,000
                 2002                                                 129,000
                 2003                                                 129,000
                 2004                                                 129,000
                 2005                                                 129,000
                 Later years                                        1,343,750
          -------------------------------------------------------------------
          Total minimum lease payments                              1,988,750
          Less:  Amount representing interest                       1,032,814
          -------------------------------------------------------------------
          Present value of net minimum lease payments                 955,936
          Less:  Current portion                                       25,085
          -------------------------------------------------------------------
                                                                  $   930,851
          ===================================================================

--------------------------------------------------------------------------------

Note 8 - Long-Term Debt:

          -------------------------------------------------------------------
          August 31, 2000
          -------------------------------------------------------------------
          Unrelated:
          Note payable in monthly installments of $666
          including interest at 11.5% with final payment
          due January 2003, collateralized by software            $    16,282
                       Less current portion                             6,392
          -------------------------------------------------------------------
                                                                  $     9,890
          ===================================================================

          Related Party:

          Note payable to a related-party financing company
          maturing in September 2004, with monthly payments
          of principal and interest at 10%, secured with
          membership interest in an LLC (see Note 4)              $   255,564
                       Less current portion                            53,333
          -------------------------------------------------------------------
                                                                  $   202,231
          ===================================================================

          Interest expense on the related party note payable was $25,778.

--------------------------------------------------------------------------------
MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
--------------------------------------------------------------------------------

Note 8 - Long-Term Debt - Continued:

     The current maturities of long-term debt for each of the next five years are as follows:
          -----------------------------------------------------------------
          Year Ending August 31                                  Amount
          -----------------------------------------------------------------
                 2001                                          $   59,725
                 2002                                              66,219
                 2003                                              67,677
                 2004                                              71,903
                 2005                                               6,322
          -----------------------------------------------------------------

--------------------------------------------------------------------------------

Note 9 - Operating Leases:

     The Company leases office space, certain equipment, and other items under various month-to-month operating lease agreements, some of which are with related parties.

     Total rental expense was $160,738 and $161,102 for the years ended August 31, 2000 and 1999, respectively, of which $133,768 and $134,823, respectively, was paid to related parties.

--------------------------------------------------------------------------------

Note 10 - Income Taxes:
     ------------------------------------------------------------------------
     Years Ended August 31                              2000           1999
     ----------------- ------------------------------------------------------
     Current income taxes                            $    --        $    --
     Deferred income taxes (benefit)                   (59,185)        68,091
     ------------------------------------------------------------------------
     Income Tax Expense (Benefit)                    $ (59,185)     $  68,091
     ========================================================================

     Significant components and the related tax effect of temporary differences and carryforwards are as follows:
       ------------------------------------------------------------------------
       August 31                         2000                     1999
       ------------------------------------------------  ----------------------
                                  Current    Long-Term     Current    Long-Term
       ------------------------------------------------------------------------
       Deferred Tax Liabilities:
        Depreciation              $   --     $  11,064     $   --     $   9,232
       ------------------------------------------------------------------------
       Deferred Tax Assets:
       Capital leases                 --        99,260         --        92,299
       Contributions carryforward     --         3,546         --          --
       Built-in loss on land          --       179,406         --       179,406
       NOL carryover                  --       132,494         --        81,984
       ------------------------------------------------------------------------
                                      --       414,706         --       353,689
       ------------------------------------------------------------------------
       Deferred Tax Assets Valuation
        Allowance                     --      (179,406)        --      (179,406)
       ------------------------------------------------------------------------

       Net Deferred Tax Asset     $   --     $ 224,236     $   --     $ 165,051
       ========================================================================

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Note 10 - Income Taxes - Continued:

     The differences between income tax expense (benefit) and the amount computed by applying the federal statutory rates are as follows:
          -------------------------------------------------------------------
          Years Ended August 31                             2000       1999
          -------------------------------------------------------------------

          Computed at expected federal statutory rate    $ (59,862)  $ 76,745
          Other                                                677     (8,654)
          -------------------------------------------------------------------

          Income Tax Expense (Benefit)                   $ (59,185)  $ 68,091
          ===================================================================

     As of August 31, 2000, the Company has unused consolidated operating loss carryforwards of approximately $325,525 available to reduce future taxable income. The Internal Revenue Code restricts the utilization of an additional $1,966,700 in operating loss carryforwards to a maximum of $53,710 per year. The net operating loss carryforwards expire as follows:

          --------------------------------------------------------------------
          Years Ending August 31                 Restricted       Consolidated
          --------------------------------------------------------------------
                  2002                           $   833,300      $   53,710
                  2003                               320,700            --
                  2004                               158,800            --
                  2005                                57,200            --
                  2007                                69,000            --
                  2012                               527,700          72,478
                  2018                                  --            86,866
                  2020                                  --           112,471
          --------------------------------------------------------------------
                                                 $ 1,966,700      $  325,525
          ====================================================================

--------------------------------------------------------------------------------

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Note 11 - Related Party Transactions:

     The Company is related to Miller Feed Lots, Inc. (MFL) through partial common ownership and management.

     The following schedule summarizes transactions between the Company and MFL.
          ---------------------------------------------------------------------
          Years Ended August 31                            2000          1999
          ---------------------------------------------------------------------

          Payments to MFL for:
           Freight                                      $  199,775   $  174,505
           Capital lease of feedlot facility (Note 7)      129,000       29,000
           Capital lease of equipment (Note 7)               6,012        8,023
           Operating lease of equipment (Note 9)           124,768      125,823
           Company housing rent (Note 9)                     9,000        9,000
          Interest income from MFL (Note 5)                 18,000       17,800
          ---------------------------------------------------------------------

     Interest earned on the note receivable from Highland (Notes 4 and 5) was $14,783 for the year ended August 31, 2000.

     Employees and officers of the Company feed cattle personally and in conjunction with companies they control. Sales to those related parties were approximately $664,462 and $829,594, for the years ended August 31, 2000 and 1999, respectively.

--------------------------------------------------------------------------------

Note 12 - Major Customers:

     The Company had sales to major customers which exceeded 10% of total revenue for certain years as shown below. Because of the nature of the Company's business, the major customers may vary between periods.
          ---------------------------------------------------------------------
          Years Ended August 31                          2000           1999
          ---------------------------------------------------------------------

          Charles Micale dba My Way Land & Cattle    $  1,597,275   $ 2,176,301
          Ulrich Farms, Inc.                                 --       3,239,923
          =====================================================================

--------------------------------------------------------------------------------

Note 13 - Commitments:

     The Company is committed to purchase various crop commodities with anticipated delivery dates in the subsequent fiscal year. At August 31, 2000 and 1999, these purchase commitments aggregated approximately $862,450 and $1,617,610, respectively.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Note 13 - Commitments - Continued:

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

     On June 22, 1998, the Company signed an Agreement and Plan of Exchange with MFL, which would make MFL a wholly-owned subsidiary of the Company. The agreement calls for the Company to issue 7,000,000 shares of its common stock to MFL shareholders in exchange for all of MFL's issued and outstanding common shares. The transaction is subject to the approval of the Company's shareholders.

     At August 31, 2000 and 1999, the Company had an outstanding letter of credit amounting to $125,000 for a bond with an insurance company.

--------------------------------------------------------------------------------

Note 14 - Preferred Stock:

     In January 1991, the stockholders authorized 1,000,000 shares of 8% noncumulative preferred stock with a par value of $2 per share. The preferred stock has a liquidation preference to the extent of par value only. No shares were issued or outstanding at August 31, 2000 and 1999.

--------------------------------------------------------------------------------

Note 15 - Fair Value of Financial Instruments:

     The Company's financial instruments include cash, accounts receivable, notes receivable, equity securities, other investments, accounts payable, customer advance feed contracts, and notes payable. The Company estimates that the fair value of all financial instruments at August 31, 2000 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.

     The estimated fair value amounts have been determined using available market information and appropriate valuation methologies. The carrying amount of cash, accounts receivable, accounts payable, and customer advance feed contracts approximates fair value because of the short maturity of these instruments. The carrying amount of notes receivable and notes payable approximates fair value as interest rates approximate current rates for loans with similar terms and remaining maturities. The equity securities available-for-sale are reported at estimated market value determined by quoted market prices on the balance sheet date. The carrying value of other investments approximates the fair value as determined by the present value of estimated future cash flows or the equity in underlying assets.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Note 16 - Commodity Contracts:

     The Company uses commodity future and options contracts to reduce the risk of price fluctuations in various commodities used in its business. The commodities contracts are marked-to-market and the Company reflects hedging gains and losses as adjustments to the basis of the underlying commodities purchase. Gains and losses are recognized in the statement of operations as a component of cost of goods sold upon sale of the commodity. The Company recognized hedging losses of $82,000 during the current year. The Company measures the effectiveness of derivative use by assessing the reduction of risk of exposure in the market. If a hedge is determined to be ineffective, it is immediately recognized in the statement of operations.

     At August 31 the Company has open futures commodities contracts closing in the following October and December. The Company also has deferred gains at year end that relate to current inventory. In netting these future transactions, an immaterial loss relating to these commodities is expected to be reclassified to earnings within the next twelve months. The Company will continue to protect its inventory against market fluctuations in the foreseeable future.


--------------------------------------------------------------------------------

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL
----------------------------------------------------------------------------
       DISCLOSURE
       ----------
       None.

                                    PART III

ITEM 9   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors

The following table sets forth the names of all Directors of the Company as of August 31, 2000, indicating all positions and offices with the Company held by each such person.

                                                   All Positions and Offices
                                Age                Held With the Company
     -------------------------------------------------------------------------
     James E. Miller             62                President, Chief Executive
                                                   Officer, Chief Financial
                                                   Officer, and Director

     Norman M. Dean              80                Chairman of the Board of
                                                   Directors and Director

     Alan D. Gorden              56                Director

The Company's Directors hold office until the next annual meeting of the Company's shareholders. There is no arrangement or understanding between any Director of the Company and any other person or persons pursuant to which such Director was or is to be selected as a Director or a nominee for director.

Executive Officers
------------------

The following table sets forth the name and ages of all Executive Officers of the Company as of August 31, 2000, indicating all positions and offices with the Company held by each such person.

                                                   Positions and Offices
                                Age                Held With the Company
     -------------------------------------------------------------------------
     James E. Miller             62                President, Chief Executive
                                                   Officer, Chief Financial
                                                   Officer, and Director

     Norman M. Dean              80                Chairman of the Board of
                                                   Directors and Director

     Stephen R. Story            49                Secretary-Treasurer

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

Norman M. Dean Mr. Dean has been a director of the Company and its predecessor since January, 1987, Treasurer of the Company from December, 1988 until October, 1989, and Chairman of the Board of Directors since October, 1989. He is currently President and a director of Foothills Financial Corporation, Greeley, Colorado, and is a member of the board of directors of Alaris Medical Systems, Inc., San Diego, California, and Miller Feed Lots, Inc., La Salle, Colorado. Mr. Dean is employed part-time by the Company.

James E. Miller Mr. Miller was the President and a Director of the Company and its predecessor from January, 1987 until November, 1989. He is presently President, Chief Executive Officer, Chief Financial Officer, and Director of the Company. He has also been a major shareholder, President and Chief Operating Officer of Miller Feed Lots, Inc. since 1960. Mr. Miller also serves as President of Central Weld County Water District, Greeley, Colorado. He works full-time for the Company.

Alan D. Gorden Mr. Gorden has been a Director since February 1991. He has been President of Tour Ice National, Inc. in Colorado Springs, Colorado for the last twenty years. Tour Ice National, Inc. designs, engineers, and builds ice manufacturing facilities world wide.

Stephen R. Story Mr. Story has been Secretary-Treasurer of the Company since October, 1992. He has been employed by the Company and its predecessor since 1987 in various accounting and administrative capacities and has served as Controller since 1990.

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

ITEM 10   EXECUTIVE COMPENSATION
--------------------------------

Summary of Compensation
-----------------------

The following table sets forth information concerning the compensation of the Chief Executive Officer of the Company. There were no other executive officers of the Company whose salary and bonuses for the year ended August 31, 2000 exceeded $100,000.

                              Summary Compensation Table
                              --------------------------

                                             Annual Compensation
                                             -------------------

Name and Principal Position      Fiscal Year       Salary        Annual Bonus
---------------------------      -----------       ------        ------------

James E. Miller                     2000         $ 72,000             $   -
Chief Executive Office              1999           72,000                 -
                                    1998           72,000                 -

Options
-------

There have been no stock options granted to any of the named executive officers during the three fiscal years ended August 31, 2000.

Compensation of Directors
-------------------------

The Directors of the Company are entitled to receive fees of $500 per quarter for meetings attended, and reimbursement for travel expenses, however during the fiscal year ended August 31, 2000, no director fees were paid. These fees may be increased or decreased from time-to-time by a majority vote of the Board of Directors. Norman M. Dean is a part-time employee of the Company at a salary of $3,000 per month.

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------

The Company has no compensation plan or arrangement with any of its current or former Officers or Directors which results or will result from the resignation, retirement, or any other termination by such individual of employment with the Company.

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

The following table sets forth the number and percentage of shares of the Company's $.0001 par value Common Stock (its only class of voting securities) owned beneficially by any person who, as of August 31, 2000, is known to the Company to be the beneficial owner of 5% or more of such Common Stock (except Directors and Officers whose ownership is set forth in the next paragraph).

                                          Amount and Nature
                      Name and Address      of Beneficial        Percent
Title of Class       of Beneficial Owner     Ownership          of Class
--------------       -------------------  -----------------     ---------
$.0001 Common Stock       None

Security Ownership of Management
--------------------------------

The following table sets forth the number and percentage of shares of Company's $.0001 par value Common Stock (its only class of equity securities outstanding) owned beneficially by each Director of the Company, and by all Directors and Officers of the Company as a group, as of August 31, 2000.

     Name of                           Amount & Nature of           Percent
     Beneficial Owner                  BeneficialOwnership          of Class
--------------------------------------------------------------------------------
     James E. Miller                        994,706 (1)               15.6%
     23402 Weld County Road 35
     La Salle, CO  80645

     Norman M. Dean                       1,069,786 (2)                16.8%
     5754 W 11th Street #201
     Greeley, CO  80634

     Alan D.  Gorden                        50,000 (3)                   .8%
     4570 Old Ranch
     Colorado Springs, CO  80908

     Stephen R. Story                        1,810                      -- %
     2322 45th Avenue
     Greeley, CO  80634

All Directors and                        2,116,302                     33.3%
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

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Transactions With Miller Feed Lots, Inc.
----------------------------------------

The Company is related through partial common ownership with Miller Feed Lots, Inc. ("MFL"). James E. Miller, a Director and President of the Company, and Norman M. Dean, a Director and Chairman of the Board of Directors of the Company, together beneficially own 33% of the Company's stock. Together, Mr. Dean and Mr. Miller own all of the outstanding stock of MFL. The Company leases its feedlot facilities and most of its equipment, rents some equipment on a month to month basis and purchases some of its transportation services from MFL. Mr. Miller manages the operations of MFL as well as the feedlot operations of the Company. See Note 11 of Notes to Consolidated Financial Statements attached for a summary of the transactions with MFL for the years ended August 31, 2000 and 1999.

On February 1, 1991, the Company executed a 25-year capital lease of its feedlot facility (see Part I, Item 2, Properties) from MFL. As they negotiated for a long-term lease, the Company's Board of Directors undertook considerable analyses and comparisons to insure the lease was consistent with the Company's objectives and that the terms were fair and reasonable. The lease was unanimously approved by the Board of Directors, including all disinterested directors. The leased feedlot has a capacity of approximately 20,000 head of cattle. From February 1987 through January 1991, the Company leased the Facility from MFL under a short-term operating lease, and amendments and extensions thereof. The monthly rent under the short-term operating leases was the same as it was under the long-term lease, and the Company was responsible for the same property expenses as under the new long-term lease. The lease payments are 2
1/3 cents per head per day, with a minimum of $10,750 and maximum of $13,300 per month. The Company has an option to purchase the leased feedlot for $1,300,000.

The above-described transactions were entered into on terms the Company believes were at least as favorable as would have been available from unaffiliated third parties.

On May 31, 1997, the Company loaned $300,000 to MFL pursuant to a note that matures May 31, 2003. The note is unsecured and bears interest at 6% per annum, payable monthly. MFL used the proceeds from the loan to acquire additional feeder cattle to place in the Company's feedlot. The note is subordinated to MFL's mortgagor.

In June 1998, the Company signed an Agreement and Plan of Exchange with Miller Feed Lots, Inc. ("MFL"). The Agreement calls for the Company to issue up to 7,000,000 shares of its common stock to the shareholders of MFL and MFL would become a wholly owned subsidiary of the Company. Upon consummation of the Exchange, 14,763.78 shares of the Company's common stock would be issued in exchange for each share of the MFL common stock currently outstanding. In the aggregate, 15,000,000 shares of the Company"s common stock would be issued in exchange for 1,016 shares of MFL common stock issued and outstanding. The exchange ratio of the common stock was based upon several factors, including the net asset value of MFL, its value as a going concern, the fair market value of MFL assets as determined by appraisal and the market price of the Company's common stock. The Board of Directors of the Company and MFL mutually determined the exchange ratio, although both boards, for the most part, are made up of the same individuals. The transaction is subject to approval of the Company"s stockholders.

Transactions with Highland Water, LLC
-------------------------------------

The Company has a 50% interest in Highland Water, LLC, a Colorado limited liability company. During the year ended August 31, 2000, the Company advanced a total of $249,000 to Highland for operations and expansion. The advances accrue interest at 10%, are to be repaid August 2004, and are not collateralized.

                                     PART IV

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

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

Reports on Form 8-K
-------------------

Item 6  (b)- Exhibits and Reports on Form 8-K - None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MILLER DIVERSIFIED CORPORATION

Dated: February 1, 2001                     By:  /s/  James E. Miller
                                               --------------------------------
                                                      James  E. Miller,
                                                      President


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                        Title                        Date

By:  /s/  James E. Miller         President,  Principal         February 1, 2001
----------------------------      Executive Officer,
          James E. Miller         Principal Financial
                                  Officer, and Director



By:  /s/  Stephen R. Story        Secretary-Treasurer,          February 1, 2001
----------------------------      Principal Accounting
          Stephen R. Story        Officer



By:  /s/  Norman M. Dean          Chairman of the               February 1, 2001
----------------------------      Board and Director
          Norman M. Dean


By:  /s/  Alan D. Gorden          Director                      February 1, 2001
----------------------------
          Alan D. Gorden