Form 10QSB
period 2000-11-30
MILLER DIVERSIFIED CORP
filed 2001-02-06
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934


                     For the Quarter Ended November 30, 2000

                         Commission File Number 01-19001

                         MILLER DIVERSIFIED CORPORATION
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Nevada                                          84-1070932
 ---------------------------                         --------------------
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                   Identification Number)


                                Mailing Address:
                                  P. O. Box 237
                            La Salle, Colorado 80645

                            23360 Weld County Road 35
                           La Salle, Colorado 80645
                           --------------------------
                     (Address of Principal Executive Office)

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

Number of shares of Common Stock, par value $.0001, outstanding on January 31, 2001, 6,364,640.

Transitional Small Business Disclosure Format: YES     NO  X
                                                  -----  -----

                         PART I - FINANCIAL INFORMATION

 Item 1 - Financial Statements


                   Report on Review by Independent Accountants
                   -------------------------------------------

To the Board of Directors
Miller Diversified Corporation


     We have reviewed the accompanying consolidated balance sheet of Miller Diversified Corporation and its subsidiary as of November 30, 2000, and the related consolidated statements of operations for each of the three-month periods ended November 30, 2000 and 1999, and the consolidated statement of cash flows for the three-month periods ended November 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

     We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of August 31, 2000, and the related consolidated statements of operations, of shareowners' equity, and of cash flows for the year then ended (not presented herein), and in our report dated December 5, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of August 31, 2000 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                                            ANDERSON & WHITNEY, P.C.


Greeley, Colorado
January19,2001

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                                       November 30,   August 31,
                                                           2000          2000
--------------------------------------------------------------------------------

ASSETS
Current Assets:
  Cash                                                 $  254,901     $  388,545
  Receivables:
    Trade accounts                                        605,291        661,630
    Accounts - related parties                            102,442        161,716
    Notes - cattle financing                              243,773           --
    Notes - cattle financing -related party                  --          105,596
    Tax refunds                                              --             --
  Inventories                                           3,782,435      4,487,594
  Prepaid expenses                                         23,599         18,997
--------------------------------------------------------------------------------
    Total Current Assets                                5,012,442      5,824,078

--------------------------------------------------------------------------------
Property and Equipment:
  Feedlot facility under capital lease -
    related party                                       1,497,840      1,497,840
  Equipment                                               206,974        206,974
  Leasehold improvements                                  172,114        172,114
--------------------------------------------------------------------------------
                                                        1,876,928      1,876,928
  Less:  Accumulated depreciation
         and amortization                                 786,825        765,690
--------------------------------------------------------------------------------
    Total Property and Equipment                        1,090,103      1,111,238

--------------------------------------------------------------------------------
Other Assets:
  Other investments                                       182,199        192,545
  Notes receivable - related parties                      563,000        549,000
  Deferred income taxes                                   228,236        224,236
  Deposits and other                                       11,495          9,616
--------------------------------------------------------------------------------
    Total Other Assets                                    984,930        975,397

--------------------------------------------------------------------------------
TOTAL ASSETS                                           $7,087,474     $7,910,713
================================================================================

Continued on next page

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

                                                       November 30,   August 31,
                                                           2000          2000
--------------------------------------------------------------------------------

LIABILITIES
-----------
Current Liabilities:
  Bank overdraft                                       $    --        $     --
  Notes payable                                         3,141,372      3,813,797
  Trade accounts payable                                  611,631        607,291
  Accounts payable - related party                        106,890        258,076
  Accrued expenses                                        108,292         83,231
  Customer advance feed contracts                          14,907         14,907
  Current portion of:
    Capital Lease Obligations - related party              25,085         25,085
    Long-Term Debt                                          6,392          6,392
    Long-Term Debt-related party                           53,333         53,333
--------------------------------------------------------------------------------
    Total Current Liabilities                           4,067,901      4,862,112

Capital Lease Obligations - related party                 924,835        930,851
Long-Term Debt                                              8,377          9,890
Long-Term Debt - related party                            189,391        202,231
--------------------------------------------------------------------------------
  Total Liabilities                                     5,190,505      6,005,084

Commitments

--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred Stock                                              --             --
Common Stock, par value $.0001 per share;
 25,000,000 shares authorized; 6,364,640
 shares issued and outstanding                                636            636
Additional Paid-in Capital                              1,351,693      1,351,693
Retained Earnings                                         544,640        553,300
--------------------------------------------------------------------------------
    Total Stockholders' Equity                          1,896,969      1,905,629

--------------------------------------------------------------------------------

TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                       $7,087,474     $7,910,713
--------------------------------------------------------------------------------


     See Accompanying Notes to Unaudited Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
First Quarter Ended November 30                         2000            1999
--------------------------------------------------------------------------------
Revenue:
  Feed and related sales                            $ 1,030,044     $ 1,008,027
  Fed cattle sales                                    3,488,882       1,012,490
  Feedlot services                                      299,582         310,943
  Interest income                                        14,043          13,381
  Interest income - related party                        10,884           4,700
  Other                                                  24,116          10,620
--------------------------------------------------------------------------------
    Total Revenue                                     4,867,551       2,360,161

--------------------------------------------------------------------------------

Costs and Expenses:
  Cost of:
     Feed and related sales                             827,270         889,117
     Fed cattle sales                                 3,547,325         962,111
     Feedlot services                                   239,417         336,437
  Selling, general, and administrative                  225,650         194,992
  Equity in (earnings) loss of investee                  (5,239)         14,070
  Interest                                               13,271          13,649
  Interest on note payable - related party                6,283           7,435
  Interest  on capital leases- related party             26,234          27,006
--------------------------------------------------------------------------------
    Total Costs and Expenses                          4,880,211       2,444,817

--------------------------------------------------------------------------------

Income (Loss) Before Income Taxes                       (12,660)        (84,656)

Income Tax Expense (Benefit)                             (4,000)        (21,164)
--------------------------------------------------------------------------------

NET INCOME  (LOSS)                                  $    (8,660)    $   (63,492)
--------------------------------------------------------------------------------

INCOME (LOSS) PER COMMON SHARE                      $     (0.00)    $     (0.01)
--------------------------------------------------------------------------------

Weighted Average Number of Common
   Shares Outstanding                                 6,364,640       6,364,640
--------------------------------------------------------------------------------


See Accompanying Notes to Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

First Quarter Ended November 30                          2000           1999
--------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Cash received from customers                       $ 4,944,520    $ 2,508,426
  Cash paid to suppliers and employees                (4,250,984)    (3,479,764)
  Interest received                                       28,616         18,081
  Interest paid                                          (26,410)       (43,023)
  Income taxes paid                                         --             --
--------------------------------------------------------------------------------
    Net Cash Provided by Operating Activities            695,742       (996,280)

--------------------------------------------------------------------------------
Cash Flows from Investing Activities:
  Acquisition of property and equipment                     --          (28,565)
  Acquisition of other investments                          --          (15,405)
  Loans to related party                                 (14,000)       (76,000)
  Collections from cattle financing                         --          188,216
   Loans for cattle financing                           (138,177)      (251,250)
   Proceeds from cost basis reduction of
      other investments                                   15,585           --
--------------------------------------------------------------------------------

   Net Cash Utilized  by  Investing Activities          (136,592)      (183,004)

--------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Proceeds from :
       Short-term notes payable                        3,771,131      4,136,075
       Long-term note payable - related party               --          300,000
  Principal payments on:
       Short-term notes payable                       (4,443,556)    (3,111,622)
       Capital lease obligations - related party          (6,016)        (7,249)
       Long-term note payable - related party            (12,840)       (11,687)
       Long-term debt                                     (1,513)          --
  Increase in cash overdraft                                --           49,506
--------------------------------------------------------------------------------
   Net Cash Provided by Financing Activities            (692,794)     1,355,023

--------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                         (133,644)       175,739
Cash, Beginning of Year                                  388,545         88,970
--------------------------------------------------------------------------------
Cash, End of Period                                  $   254,901    $   264,709
--------------------------------------------------------------------------------


Continued on next page.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

First Quarter Ended   November 30,                      2000            1999
--------------------------------------------------------------------------------

Reconciliation of Net Income (Loss) to Net
  Cash Provided by Operating Activities:
  Net income (Loss)                                 $    (8,659)    $   (63,492)
  Adjustments:
    Depreciation and amortization                        21,135          21,216
    Equity in loss of investee                           (5,239)         14,070
    Deferred income taxes                                (4,000)        (21,164)
    Changes in assets and liabilities:
      (Increase) decrease in:
        Trade accounts receivable                        56,339         224,872
        Accounts receivable - related party              59,274         309,812
        Inventories                                     705,159      (1,443,385)
        Prepaid expenses                                 (4,602)          4,707
        Deposits and other                               (1,879)           --
      Increase (decrease) in:
        Trade accounts payable and accrued
          expenses                                       29,401         (56,310)
        Accounts payable - related party               (151,186)         71,920
        Customer advance feed contracts                    --           (58,526)
--------------------------------------------------------------------------------
        Net Cash Provided (Utilized) by
          Operating Activities                      $   695,742     $  (996,280)
--------------------------------------------------------------------------------


     See Accompanying Notes to Unaudited Consolidated Financial Statements

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
---------------------

The consolidated balance sheets as of November 30, 2000 and August 31, 2000, the consolidated statements of earnings for the three months ended November 30, 2000 and 1999 and the consolidated statements of cash flows for the three months ended November 30, 2000 and 1999 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted as allowed by the rules and regulations of the Securities and Exchange Commission.


In preparation of the above-described financial statements, all adjustments of a normal and recurring nature have been made. The Company believes that the accompanying unaudited financial statements contain all adjustments necessary to present fairly the results of operations and cash flows for the periods presented. Further, management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the annual financial statements and the notes thereto. The operations for the three month period ended November 30, 2000 are not necessarily indicative of the results to be expected for the year.

     Item 2 - Management's Discussion and Analysis of Financial Condition and
     ------------------------------------------------------------------------
     Results of Operations
     ---------------------

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

Quarter Ended November 30, 2000:

Total revenue for the quarter ended November 30, 2000 increased $2,507,390 or 106% over the quarter ended November 30, 1999, which reflects the change to feeding company cattle. Fed cattle sales increased $2,476,392 and represented 72% of revenue for the quarter ended November 30, 2000 compared to 43% for the quarter ended November 30, 1999. This increase is 99% due to cattle sales as feed and related sales, were basically the same with only a 2% increase in sales.

Gross profit was $204,496 for the quarter ended November 30, 2000, an increase of $60,701 from the corresponding quarter in 1999. The gross profit percentages were 4.2% and 6.2%, respectively, for the quarters ended November 30, 2000 and 1999. The decrease in gross profit percentages is due to the change in composition of gross sales and the relative gross profit percentages for the sources of revenue. The gross profit percentages for fed cattle sales were (1.7%) and 5.0%, respectively, for the quarters ended November 30, 2000 and 1999, the decrease being a result of the higher cost of feeder cattle. Feed and related sales gross profit percentage increased 7.9% while generating $83,864 more in gross profit due to higher volume. Feedlot services generated $60,165 in gross profit for the first quarter compared to losing $25,494 the quarter ended November 30, 1999. Feedlot improvements that were performed in 1999 and the upgrade in accounting software led to reduced costs for these services.

Selling, general, and administrative expenses increased $30,658 to $225,650 for the quarter ended November 30, 2000 compared to the corresponding quarter of 1999. The increase in costs were due to finders fees that were paid in the first quarter in 2000 but were not paid until the second quarter in 1999. The other significant increase came when accounting personnel were increased to finish with the installation of the new accounting software.

The Company's share of the profit from a water filtering and dispensing company, a 50% investee, was $5,239 for the quarter ended November 30, 2000, compared to a loss of $14,070 for the quarter ended November 30, 1999. This is a developing company, which enjoyed its first profitable quarter.

Interest expense decreased $2,302 for the quarter ended November 30, 2000 over the corresponding quarter a year earlier as a result of decreased borrowing.

The net loss of $8,660 for the quarter ended November 30, 2000 is significantly less than the $63,492 for the quarter ended November 30, 1999 and is generally a result of more cattle numbers in the feedlot.

Liquidity and Capital Resources
-------------------------------

     For the three months ended November 30, 2000 operating activities provided $695,742. Much of this is from a $509,779 decrease in Company-owned cattle inventory, financed primarily from short-term notes payable. Working capital at November 30, 2000 was $944,541.

Investing activities used $136,592, primarily for loans on cattle for outside investors totaling $138,177.

Cash flow Utilized by financing activities amounted to $692,794 for the three months ended November 30, 2000. Of this amount, $259,111 was provided from short-term notes used to finance the inventory of Company-owned cattle on feed, $299,975 was provided by the operating line from feeders, $260,400 was provided by the operating line for MDC, and $157,747 was utilized by the investor line for MDC.

The Company believes that internally generated funds and the available borrowing under its existing credit facilities will provide sufficient liquidity and enable it to meet its current and foreseeable working capital requirements. The Company's $300,000 operating line of credit had an outstanding balance of $29,192 at November 30, 2000 and the $4 million revolving line of credit for purchase and feed cattle to slaughter had an outstanding balance at November 30, 2000 of $2,852,977. At November 30, 2000, there was also $741,797 available on the line of credit for financing qualified customers' cattle feeding programs.

The Company had no material commitments for capital expenditures at November 30, 2000.

New Accounting Pronouncements

The effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, has been deferred by SFAS No. 137, and has been implemented for the first quarter of fiscal year 2001.

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


                                            MILLER DIVERSIFIED CORPORATION
                                            ------------------------------
                                                     (Registrant)



        Date:  February 1, 2001             By:  /s/  JAMES E MILLER
                                               ---------------------------------
                                                      James E. Miller
                                                      President, Chief Executive
                                                      Officer, Chief Financial
                                                      Officer



        Date:  February 1, 2001             By:  /s/  CLARK A MILLER
                                               ---------------------------------
                                                      Clark A. Miller
                                                      Secretary-Treasurer