Form 10QSB
period 2001-02-28
MILLER DIVERSIFIED CORP
filed 2001-04-13
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934


                     For the Quarter Ended February 28, 2001

                         Commission File Number 01-19001

                         MILLER DIVERSIFIED CORPORATION
                         ------------------------------
             (Exact Name of Registrant as Specified in its Charter)

              Nevada                                       84-1070932
     ---------------------------                 ------------------------------
    (State or other jurisdiction                (I.R.S. Employer Identification
  of incorporation or organization)                          Number)


                                Mailing Address:
                                ----------------
                                  P. O. Box 237
                            La Salle, Colorado 80645

                            23360 Weld County Road 35
                           La Salle, Colorado 80645
                        ------------------------------
                     (Address of Principal Executive Office)

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

Number of shares of Common Stock, with a par value $.0001, that were outstanding on April 6, 2000, 6,364,640.

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


     We have reviewed the accompanying consolidated balance sheet of Miller Diversified Corporation and its subsidiary as of February 28, 2001, and the related consolidated statements of operations for each of the three-month and six-month periods ended February 28, 2001 and 2000, and the consolidated statement of cash flows for the six-month periods ended February 28, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

     We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of August 31, 2000, and the related consolidated statements of operations, of shareowners' equity, and of cash flows for the year then ended (not presented herein), and in our report dated December 5, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of August 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                              ANDERSON & WHITNEY, P.C.


Greeley, Colorado
April 6, 2001

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
 -------------------------------------------------------------------------------
                                                      February 28,    August 31,
                                                          2001          2000
--------------------------------------------------------------------------------

ASSETS
Current Assets:
  Cash                                                 $  195,860     $  388,545
  Receivables:
    Trade accounts                                        730,409        661,630
    Accounts - related parties                            281,334        161,716
    Notes - cattle financing                              313,669           --
    Notes - cattle financing -related party               105,596
   Inventories                                          4,073,357      4,487,594
  Prepaid expenses                                         42,501         18,997
--------------------------------------------------------------------------------
    Total Current Assets                                5,637,130      5,824,078
--------------------------------------------------------------------------------
Property and Equipment:
  Feedlot facility under capital lease -
    related party                                       1,497,840      1,497,840
  Equipment                                               206,974        206,974
  Leasehold improvements                                  172,114        172,114
                                                        ------------------------
                                                        1,876,928      1,876,928
  Less:  Accumulated depreciation
         and amortization                                 807,960        765,690
--------------------------------------------------------------------------------
    Total Property and Equipment                        1,068,968      1,111,238
--------------------------------------------------------------------------------
Other Assets:
  Other investments                                       161,792        192,545
  Notes receivable - related parties                      300,000        549,000
  Deferred income taxes                                   228,236        224,236
  Deposits and other                                       11,495          9,616
--------------------------------------------------------------------------------
    Total Other Assets                                    701,523        975,397
--------------------------------------------------------------------------------
TOTAL ASSETS                                           $7,407,621     $7,910,713
================================================================================

Continued on next page

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------
                                                       February 28,   August 31,
                                                          2001          2000
--------------------------------------------------------------------------------

LIABILITIES
Current Liabilities:
  Notes payable                                        $3,841,589     $3,813,797
  Trade accounts payable                                  424,026        607,291
  Accounts payable - related party                           --          258,076
  Accrued expenses                                         68,590         83,231
  Customer advance feed contracts                            --             --
  Current portion of:
    Capital lease obligation - related party               23,043         25,085
    Long-term debt                                          6,392          6,392
    Long-term debt - related party                         53,333         53,333
--------------------------------------------------------------------------------
    Total Current Liabilities                           4,416,973      4,862,112

Capital Lease Obligation - Related Party                  920,694        930,851
Long - Term Debt                                            7,285          9,890
Long - Term Debt - Related Party                          176,228        202,231
--------------------------------------------------------------------------------

  Total Liabilities                                     5,521,180      6,005,084
--------------------------------------------------------------------------------

Commitments

STOCKHOLDERS' EQUITY
Preferred Stock                                              --             --
Common Stock, par value $.0001 per share;
 25,000,000 shares authorized; 6,364,640
 shares issued and outstanding                                636            636
Additional Paid-in Capital                              1,351,693      1,351,693
Retained Earnings                                         534,112        553,300
--------------------------------------------------------------------------------

Total Stockholders' Equity                              1,886,441      1,905,629
--------------------------------------------------------------------------------

TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                       $7,407,621     $7,910,713
================================================================================


See Accompanying Notes to Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
Six Months Ended   February 28                         2001             2000
--------------------------------------------------------------------------------

Revenue:
  Feed and related sales                           $ 2,345,636      $ 2,036,958
  Fed cattle sales                                   4,946,123        2,063,256
  Feedlot services                                     643,090          784,244
  Other                                                 43,303           17,627
  Interest income                                       26,939           32,431
  Interest income - related party                       17,618            9,200
--------------------------------------------------------------------------------
    Total Revenue                                    8,022,709        4,943,716
--------------------------------------------------------------------------------

Costs and Expenses:
  Cost of:
     Feed and related sales                          1,905,714        1,744,957
     Fed cattle sales                                5,001,670        2,033,741
     Feedlot services                                  570,563          786,408
  Selling, general, and administrative                 484,540          409,021
  Equity in (earnings) loss of investee                 (9,194)          37,541
  Interest                                              28,061           29,756
  Interest  - related parties                           64,543           66,084
--------------------------------------------------------------------------------
    Total Costs and Expenses                         8,045,897        5,107,508
--------------------------------------------------------------------------------
Income (Loss) Before Income Taxes                      (23,188)        (163,792)

Income Tax Expense (Benefit)                            (4,000)         (44,387)
--------------------------------------------------------------------------------

NET INCOME  (LOSS)                                 $   (19,188)     $  (119,405)
================================================================================

INCOME (LOSS) PER COMMON SHARE                     $     (0.00)     $    (0 .02)
================================================================================

Weighted Average Number of Common
   Shares Outstanding                                6,364,640        6,364,640
================================================================================


See Accompanying Notes to Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
Three Months Ended  February 28                        2001             2000
--------------------------------------------------------------------------------
Revenue:
  Feed and related sales                           $ 1,315,592      $ 1,028,931
  Fed cattle sales                                   1,457,241        1,050,766
  Feedlot services                                     343,508          473,301
  Other                                                 19,187            7,007
  Interest income                                       12,896           19,050
  Interest income - related party                        6,734            4,500
--------------------------------------------------------------------------------
    Total Revenue                                    3,155,158        2,583,555
--------------------------------------------------------------------------------

Costs and Expenses:
  Cost of:
     Feed and related sales                          1,078,444          855,840
     Fed cattle sales                                1,454,345        1,071,630
     Feedlot services                                  331,146          449,971
  Selling, general, and administrative                 258,890          214,029
  Equity in (earnings) loss of investee                 (3,955)          23,471
  Interest                                              14,790            8,672
  Interest - related parties                            32,026           39,078
--------------------------------------------------------------------------------
    Total Costs and Expenses                         3,165,686        2,662,691
--------------------------------------------------------------------------------

Income (Loss) Before Income Taxes                      (10,528)         (79,136)

Income Tax Expense (Benefit)                              --            (23,223)
--------------------------------------------------------------------------------

NET INCOME (LOSS)                                  $   (10,528)     $   (55,913)
================================================================================

INCOME (LOSS) PER COMMON SHARE                     $      --        $      (.01)
================================================================================

Weighted Average Number of Common
   Shares Outstanding                                6,364,640        6,364,640
================================================================================

See Accompanying Notes to Consolidated Financial Statements.




MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------
Six Months Ended   February 28                               2001                     2000
-----------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Cash received from customers                           $ 8,037,848                $ 4,913,630
  Cash paid to suppliers and employees                    (8,046,558)                (7,246,818)
  Interest received                                           44,557                     41,631
  Interest paid                                              (33,391)                   (69,011)
  Income taxes paid                                             --                         --
-----------------------------------------------------------------------------------------------
    Net Cash Provided (Used) by
       Operating Activities                                    2,456                 (2,360,568)
-----------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
  Acquisition of property and equipment                         --                      (49,266)
  Acquisition of other investments                              --                         (225)
  Distribution received from other investment                 39,947                       --
  Loans to related party                                     (14,000)                  (152,000)
  Loans for cattle financing                                (313,669)                (1,122,090)
  Collections from cattle financing                          105,596                  1,115,701
-----------------------------------------------------------------------------------------------
   Net Cash Used by Investing Activities                    (182,126)                  (207,880)
-----------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
  Proceeds from:
       Short-term notes payable                            6,567,682                  7,418,939
       Long-term note payable - related party                   --                      300,000
  Principal payments on:
       Short-term notes payable                           (6,539,890)                (5,067,293)
       Long-term note payable - related party                (26,003)                   (23,734)
       Capital lease obligations - related party             (12,199)                   (14,701)
        Long-term debt                                        (2,605)                      --
  Increase in cash overdraft                                    --                        1,685
-----------------------------------------------------------------------------------------------
   Net Cash Provided (Used) by
      Financing Activities                                   (13,015)                 2,614,892
-----------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                             (192,685)                    46,448
Cash, Beginning of Year                                      388,545                     88,970
-----------------------------------------------------------------------------------------------
Cash, End of Period                                      $   195,860                $   135,418
===============================================================================================

Continued on next page.



MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS -Continued
----------------------------------------------------------------------------------------------------
Six Months Ended   February 28                                   2001                       2000
----------------------------------------------------------------------------------------------------

Reconciliation of Net Income (Loss) to Net
  Cash Provided (Used) by Operating Activities:
  Net income (Loss)                                          $   (19,188)               $  (119,405)
  Adjustments:
    Depreciation and amortization                                 42,270                     42,351
    Equity in (earnings) loss of investee                         (9,194)                    37,541
    Deferred income taxes                                         (4,000)                      --
    Changes in assets and liabilities:
      (Increase) decrease in:
        Trade accounts receivable                                (68,779)                    55,419
        Accounts receivable - related party                      143,382                    309,812
        Inventories                                              414,237                 (2,645,659)
        Prepaid expenses                                         (23,504)                   (10,606)
        Deposits and other                                        (1,879)                      --
      Increase (decrease) in:
        Trade accounts payable and accrued
          expenses                                              (197,906)                  (148,263)
        Accounts payable - related party                        (258,076)                   206,498
        Accrued income taxes payable                                --                      (44,387)
        Customer advance feed contracts                          (14,907)                   (43,869)
---------------------------------------------------------------------------------------------------

        Net Cash Provided (Used) by
          Operating Activities                               $     2,456                $(2,360,568)
===================================================================================================

See Accompanying Notes to Consolidated Financial Statements.

                                       8

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The consolidated balance sheets as of February 28, 2001 and August 31, 2000, the consolidated statements of earnings for the three months and six months ended February 28, 2001 and 2000 and the consolidated statements of cash flows for the six months ended February 28, 2001 and 2000 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted as allowed by the rules and regulations of the Securities and Exchange Commission.

In preparation of the above-described financial statements, all adjustments of a normal and recurring nature have been made. The Company believes that the accompanying financial statements contain all adjustments necessary to present fairly the results of operations and cash flows for the periods presented. Further, management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the annual financial statements and the notes thereto. The operations for the six-month period ended February 28, 2001 are not necessarily indicative of the results to be expected for the year.

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

Quarter Ended February 28, 2001:

Total revenue for the quarter ended February 28, 2001 increased $571,603 or 22% over the quarter ended February 29, 2000, which reflects the increased volume of cattle in the lot. Fed cattle sales increased $406,475 and represented 46% of revenue for the quarter ended February 28, 2001 compared to 41% for the quarter ended February 29, 2000. The increase is partially offset by a $129,793 decrease in feedlot services, which is also due to the shift from custom feeding to feeding company-owned cattle to slaughter.

Gross profits from sales were $252,000 for the quarter ended February 28, 2001, an increase of $76,000 from the corresponding quarter in 2000. The gross profit percentages were 8% and 7%, respectively, for the quarters ended February 28, 2001 and 2000. The small increase in gross profit percentages is due to the change in composition of gross sales and the relative gross profit percentages for the sources of revenue. The gross profit percentages for fed cattle sales were .2% and (2)%, respectively, for the quarters ended February 28, 2001 and 2000, the increase being a result of the lower cost of feeder cattle. Feed and related sales increased from 17% to 18%, and generated $64,000 more in gross profits due to the increased volume.

Selling, general, and administrative expenses increased nearly $45,000 to $258,890 for the quarter ended February 28, 2001 compared to the corresponding quarter of 2000. The increase is attributed to $30,000 paid to a large customer for feed incentives. The rest of the increase is attributable to extra personnel employed to get the new computer software online, which should end during the third quarter.

Effective January 1, 2001, the Company sold it's 50% interest in Highland Water, LLC, a water filtering and dispensing company, to a related company for the book value of its investment. The related company also acquired a note receivable from Highland Water for $263,000 and related accrued interest of $23,000 at face value. No gain or loss was recognized on the sale. The Company sold the investment as it had not performed as expected and the increasing risk of collection of the note receivable in light of uncertain changes in the national and local economies.

Interest expense decreased $1,000 for the quarter ended February 28, 2001 over the corresponding quarter a year earlier as a result of declining balances of the capital lease obligation and long-term debt.

Six Months Ended February 28, 2001:

Total revenue for the six months ended February 28, 2001 increased $3,079,000 or 62% over the six months ended February 29, 2000. Fed cattle sales increased $2,883,000 and represented 62% of total revenue for the six months ended February 28, 2001 compared to 42% of total revenue for the six months ended February 29, 2000. The increase is partially offset by a $141,000 decrease in feedlot services. These changes reflect the shift from custom feeding to feeding company-owned cattle to slaughter.

Gross profit was $457,000 for the six months ended February 28, 2001, an increase of $138,000 from the corresponding quarter in 2000. The gross profit percentages were 6% and 7%, respectively, for the six-month periods ended February 28, 2001 and 2000. The decrease in gross profit percentages is due to the change in composition of gross sales and the relative gross profit percentages for the sources of revenue. The gross profit percentages for fed cattle sales were (1.1)% and 1.4%, respectively, for the six months ended February 28, 2001 and February 29, 2000. The decrease is a result of the higher cost of gain caused by more severe weather experienced this winter. The feed and related sales gross profit percentage increased to 18% from 14% the prior year, and generated $148,000 more in gross profits due to the improved classification of accounts in the new Turnkey software. The reduced gross income from feedlot services is due mainly to the reduced number of cattle being fed in the Country Feeding Program, where cattle are placed at other facilities for feeding. This, in turn, increased feedlot feed sales due to the increase in volume of cattle in the feedlot.

Selling, general, and administrative expenses increased $75,000 to $485,000 for the six months ended February 28, 2001 compared to the corresponding period of 2000. The increase is primarily attributed to a $48,000 feed incentive plan for a large customer and the extra personnel used to implement a new computer system. These extra personnel should be dropped during the third quarter.

Interest expense decreased $3,000 for the six months ended February 28, 2001 over the corresponding period a year earlier as a result of the declining balances of the capital lease obligation and long-term debt. Interest of $145,000 incurred on borrowings to finance Company-owned cattle has been included as a cost of cattle inventory during the six months ended February 28, 2001.

Liquidity and Capital Resources
-------------------------------

     For the six months ended February 28, 2001 operating activities provided cash flows of $2,456. Working capital at February 28, 2000 was $1,220,000 compared to $962,000 at February 29, 2000 due to a change in intercompany balances with related companies.

Investing activities used $182,000, primarily for cattle feeding loans on the investor line of credit used by MDC customers.

Cash flow utilized by financing activities amounted to $13,000 for the six months ended February 28, 2001. This was used for the reduction of long-term obligations.

The Company believes that internally generated funds and the available borrowing under its existing credit facilities will provide sufficient liquidity and enable it to meet its current and foreseeable working capital requirements. The Company's $300,000 operating line of credit had an outstanding balance of $282,000 at February 28, 2001 and the $4 million revolving line of credit for purchase and feed cattle to slaughter had an outstanding balance at February 28, 2001 of $2,729,000. At February 28, 2001, there was also $710,000 available on the line of credit for financing qualified customers' cattle feeding programs.

The Company had no material commitments for capital expenditures at February 28, 2001.

New Accounting Pronouncements

The effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was deferred by SFAS No. 137, and was implemented for the first quarter of fiscal year 2001.



                            PART II OTHER INFORMATION

Items 1 through 6: None.

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


                                         MILLER DIVERSIFIED CORPORATION
                                         ------------------------------
                                                (Registrant)



Date:  April 10, 2001               /s/  JAMES E MILLER
                                         ---------------------------------------
                                         James E. Miller
                                         President, Chief Executive Officer,
                                         Chief Financial Officer



Date:  April 10, 2001               /s/  CLARK A. MILLER
                                         ---------------------------------------
                                         Clark A. Miller
                                         Secretary-Treasurer