Form 10QSB
period 2001-05-31
MILLER DIVERSIFIED CORP
filed 2001-07-16
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d)
                   Of the Securities and Exchange Act of 1934


                       For the Quarter Ended MAY 31, 2001

                         Commission File Number 01-19001

                         MILLER DIVERSIFIED CORPORATION
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Nevada                                            84-1070932
 ------------------------------                          -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification Number)


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

The Number of shares of Common Stock, with a par value of $.0001, outstanding on May 31, 2001, was 6,364,640.

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


     We have reviewed the accompanying consolidated balance sheet of Miller Diversified Corporation and its subsidiary as of May 31, 2001, and the related consolidated statements of operations for each of the three-month and nine-month periods ended May 31, 2001 and 2000, and the consolidated statement of cash flows for the nine-month period ended May 31, 2001. These financial statements are the responsibility of the Company's management.

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


Greeley, Colorado
July 8, 2001



PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------
                                                                   May 31,                  August 31,
                                                                     2001                      2000
------------------------------------------------------------------------------------------------------

ASSETS
Current Assets:
   Cash                                                          $  204,856               $  388,545
   Receivables:
      Trade accounts                                                673,336                  661,630
      Trade accounts - related parties                               94,927                  161,716
      Accounts receivable - related parties                         355,903                     --
      Notes - cattle financing                                       14,659                     --
      Notes - cattle financing - related parties                       --                    105,596
   Inventories                                                    3,493,868                4,487,594
   Prepaid expenses and other                                        31,072                   18,997
----------------------------------------------------------------------------------------------------
      Total Current Assets                                        4,868,621                5,824,078

----------------------------------------------------------------------------------------------------
Property and Equipment:
  Feedlot facility under capital lease -
    related party                                                 1,497,840                1,497,840
   Equipment                                                        206,974                  206,974
   Equipment under capital leases - related party                      --                       --
   Leasehold improvements                                           172,114                  172,114
                                                                  ----------------------------------
                                                                  1,876,928                1,876,928
Less:  Accumulated depreciation
          and amortization                                          829,094                  765,690
----------------------------------------------------------------------------------------------------
      Total Property and Equipment                                1,047,834                1,111,238

----------------------------------------------------------------------------------------------------
Other Assets:
   Other investments                                                   --                    192,545
   Notes receivable - related parties                               300,000                  549,000
   Deferred income taxes                                            234,236                  224,236
   Deposits and other                                                11,495                    9,616
----------------------------------------------------------------------------------------------------
      Total Other Assets                                            545,731                  975,397

----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                     $6,462,186               $7,910,713

====================================================================================================

Continued on next page.



MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS - Continued
-----------------------------------------------------------------------------------------------------
                                                                   May 31,                 August 31,
                                                                     2001                     2000
-----------------------------------------------------------------------------------------------------

LIABILITIES
Current Liabilities:
   Cash overdraft                                                 $     --                 $     --
   Notes payable                                                   2,947,760                3,813,797
   Trade accounts payable                                            419,546                  607,291
   Accounts payable - related party                                     --                    258,076
   Accrued expenses                                                   66,829                   83,231
   Customer advance feed contracts                                      --                     14,907
   Current portion of:
      Capital lease obligations - related party                       23,043                   25,085
      Long-term debt                                                   6,392                    6,392
      Long-term debt - related party                                  53,333                   53,333
-----------------------------------------------------------------------------------------------------
      Total Current Liabilities                                    3,516,903                4,862,112

Capital Lease Obligations - Related Party                            914,339                  930,851
Long-Term Debt                                                         5,139                    9,890
Long-Term Debt - Related Party                                       162,733                  202,231
-----------------------------------------------------------------------------------------------------

   Total Liabilities                                               4,599,114                6,005,084
-----------------------------------------------------------------------------------------------------

Commitments
-----------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred Stock                                                         --                       --
Common Stock, par value $.0001 per share
  25,000,000 shares authorized; 6,364,640
  shares issued and outstanding                                          636                      636
Additional Paid-In Capital                                         1,351,693                1,351,693
Retained Earnings                                                    510,743                  553,300
Accumulated Other Comprehensive Income (Loss)                           --                       --
-----------------------------------------------------------------------------------------------------

   Total Stockholders' Equity                                      1,863,072                 1,905,629
-----------------------------------------------------------------------------------------------------

TOTAL LIABLITIES AND
           STOCKHOLDERS' EQUITY                                  $ 6,462,186              $ 7,910,713
=====================================================================================================



See Accompanying Notes to Consolidated Financial Statements.



MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------
Nine Months Ended May 31                                            2001                     2000
-----------------------------------------------------------------------------------------------------

Revenue:
   Feed and related sales                                        $ 3,816,514              $ 3,047,729
   Fed cattle sales                                                7,105,286                4,401,929
   Feedlot services                                                  907,716                1,218,334
   Interest income                                                    41,479                   40,711
   Interest income - related parties                                  22,118                   21,275
   Other income                                                       89,005                   20,942
-----------------------------------------------------------------------------------------------------
     Total Revenue                                                11,982,118                8,750,920

-----------------------------------------------------------------------------------------------------

Costs and Expenses:
   Cost of:
     Feed and related sales                                        3,062,715                2,615,305
     Fed cattle sold                                               7,342,214                4,364,663
     Feedlot services                                                808,670                1,144,229
   Selling, general, and administrative                              691,825                  636,226
   Equity in (earnings) loss of investee                              (9,194)                  74,962
   Interest                                                           42,380                   43,481
   Interest on note payable - related party                           17,869                   19,699
   Interest on capital leases - related party                         78,196                   80,120
-----------------------------------------------------------------------------------------------------
     Total Costs and Expenses                                     12,034,675                8,978,685

Income (Loss) Before Income Taxes                                    (52,557)                (227,765)

Income Tax Expense (Benefit)                                         (10,000)                 (66,974)
-----------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                  $ (42,557)              $ (160,791)

=====================================================================================================

INCOME (LOSS) PER COMMON SHARE                                     $   (0.01)              $    (0.03)

=====================================================================================================

Weighted Average Number of Common
   Shares Outstanding                                              6,364,640                6,364,640
=====================================================================================================


See Accompanying Notes to Consolidated Financial Statements.




MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------
Three Months Ended May 31                                           2001                     2000
-----------------------------------------------------------------------------------------------------

Revenue:
   Feed and related sales                                        $ 1,470,878              $ 1,010,772
   Fed cattle sales                                                2,159,164                2,338,673
   Feedlot services                                                  264,626                  434,091
   Interest income                                                    14,540                   11,699
   Interest income - related parties                                   4,500                    8,655
   Other                                                              45,702                    3,315
-----------------------------------------------------------------------------------------------------
     Total Revenue                                                 3,959,410                3,807,205

-----------------------------------------------------------------------------------------------------
Costs and Expenses:
   Cost of:
     Feed and related sales                                        1,157,001                  870,349
     Fed cattle sold                                               2,340,543                2,330,922
     Feedlot services                                                238,108                  357,820
   Selling, general, and administrative                              207,284                  227,205
   Equity in loss of investee                                            --                    37,422
   Interest                                                           14,319                   13,724
   Interest on note payable - related party                            5,627                    7,181
   Interest on capital leases - related party                         25,895                   26,554
-----------------------------------------------------------------------------------------------------
     Total Costs and Expenses                                      3,988,777                3,871,177

-----------------------------------------------------------------------------------------------------

Income (Loss) Before Income Taxes                                    (29,367)                 (63,972)

Income Tax Expense (Benefit)                                             --                   (22,587)
-----------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                  $ (29,367)               $ (41,385)

=====================================================================================================

INCOME (LOSS) PER COMMON SHARE                                       $ (0.00)                 $ (0.01)
=====================================================================================================


Weighted Average Number of Common
   Shares Outstanding                                              6,364,640                6,364,640
=====================================================================================================


See Accompanying Notes to Consolidated Financial Statements.









MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------
Nine Months Ended May 31                                             2001                  2000
-----------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Cash received from customers                                     $ 11,885,129           $8,737,302
   Cash paid to suppliers and employees                              (11,657,348)         (10,763,160)
   Interest received                                                     111,123               61,986
   Interest paid                                                        (161,471)            (239,745)
-----------------------------------------------------------------------------------------------------
   Net Cash Provided (Utilized) by
     Operating Activities                                                177,433           (2,203,617)

-----------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
   Acquisition of property and equipment                                       -              (73,113)
   Loans to related party                                                249,000             (235,000)
   Collections from cattle financing                                      90,937              588,287
   Loans for cattle financing                                                  -             (610,606)
   Proceeds from sale of other investments                               175,000                    -
   Distributions received from other investments                          52,781                6,980
   Securities available-for-sale                                               -                    -
-----------------------------------------------------------------------------------------------------
  Net Cash Provided (Used) by Investing Activities                       567,718             (323,452)

-----------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
   Proceeds from:
     Notes payable                                                     8,839,183           11,433,574
     Long-term debt - related party                                            -              300,000
     Long-term debt                                                            -
   Principal payments on:
     Notes payable                                                    (9,705,220)          (9,249,037)
     Capital lease obligations - related party                           (18,554)             (21,971)
     Long-term debt - related party                                      (39,498)             (31,878)
     Long-term debt                                                       (4,751)
   Change in cash overdraft                                                    -              172,569
-----------------------------------------------------------------------------------------------------

   Net Cash Provided (Used) by
    Financing Activities                                                (928,840)           2,603,257

-----------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                                         (183,689)              76,188
Cash, Beginning of Period                                                388,545               88,970

-----------------------------------------------------------------------------------------------------
Cash, End of Period                                                    $ 204,856            $ 165,158

=====================================================================================================


Continued on next page.




MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
-----------------------------------------------------------------------------------------------------

Nine Months Ended May 31                                             2001                  2000
-----------------------------------------------------------------------------------------------------

Reconciliation of Net Income (Loss) to Net
   Cash Provided (Used) by Operating Activities:
   Net income (Loss)                                                   $ (42,557)          $ (160,791)
   Adjustments:
     Loss on sale of securities available for sale                             -
     Depreciation and amortization                                        63,404               63,486
     Equity in (earnings) loss of investee                                (9,194)              74,962
     Gain on sale of other investments                                   (26,042)                   -
     Deferred income taxes                                               (10,000)             (68,690)
     Changes in assets and liabilities:
       (Increase) decrease in:
         Trade accounts receivable                                       (11,706)             124,530
         Trade accounts receivable - related party                        66,789              309,812
         Income taxes receivable                                               -                1,716
         Inventories                                                     993,726           (2,688,218)
         Prepaid expenses                                                (12,075)               3,919
         Deposits and other                                               (1,879)
       Increase (decrease) in:
         Trade accounts payable and accrued expenses                    (204,147)             (55,739)
         Trade accounts payable - related parties                       (613,979)             267,559
         Customer advance feed contracts                                 (14,907)             (76,163)
-----------------------------------------------------------------------------------------------------
    Net Cash Provided (Used) by
      Operating Activities                                             $ 177,433          $(2,203,617)

=====================================================================================================

See Accompanying Notes to Consolidated Financial Statements.


                                                  8



MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The consolidated balance sheets as of May 31, 2001 and August 31, 2000, the consolidated statements of earnings for the three months and nine months ended May 31, 2001 and 2000 and the consolidated statements of cash flows for the nine months ended May 31, 2001 and 2000 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted as allowed by the rules and regulations of the Securities and Exchange Commission.

In preparation of the above-described financial statements, all adjustments of a normal and recurring nature have been made. The Company believes that the accompanying financial statements contain all adjustments necessary to present fairly the results of operations and cash flows for the periods presented. Further, management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the annual financial statements and the notes thereto. The operations for the nine-month period ended May 31, 2001 are not necessarily indicative of the results to be expected for the year.

--------------------------------------------------------------------------------

Item 2 - Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
     and Results of Operations
     -------------------------

Results of Operations
---------------------

During the fall of 1999, the Company implemented a policy of retaining ownership of a majority of the cattle in the Company's feedlot. This is a change from the primary focus being on custom feeding of customers' cattle and feeding company-owned cattle to slaughter on an as-needed basis. The change is an effort to (1) maintain high numbers in the feedlot, (2) lessen the effect of major customers, and (3) benefit from what is currently perceived as a good future for the cattle market. It is anticipated that most, if not all of the Company's inventory of cattle fed to slaughter will be price protected or hedged to protect the Company on the down side of market fluctuations. The other major change in company operations was the installation of a new accounting system to keep better records of the company owned cattle and the day-to-day operations of the feedlot.

Quarter Ended May 31, 2001:

Total revenue for the quarter ended May 31, 2001 increased $152,205 or 4% over the quarter ended May 31, 2000, this increase is due to the feedlot being fuller than the previous year. Fed cattle sales decreased $179,509 and represented 55% of the revenue for the quarter ended May 31, 2001 compared to 61% for the quarter ended May 31, 2000. The decrease is partially offset by a net increase between feed and related sales and feedlot services. Feed and related sales went up $460,106 and feedlot services went down $169,465 with a net increase of $290,641. The reasoning for the increase in one and the other decreasing is that the new accounting system charges out sales and categorizes them better then the old system making for better management decisions. The net increase between the two is due to the feedlot staying full due to company owned cattle and a good customer base.

Gross profit was $159,016 for the quarter ended May 31, 2001, a decrease of $65,429 from the corresponding quarter in 2000. The gross profit percentages were 4% and 6%, respectively, for the quarters ended May 31, 2001 and 2000. The decrease in gross profit percentages is due to the change in composition of gross sales and the relative gross profit percentages for the sources of revenue. The gross profit percentages for fed cattle sales were -8% and .3%, respectively, for the quarters ended May 31, 2001 and 2000, the decrease being a result of the higher cost of feeder cattle and a harsh winter making the cost of gain higher. Feed and related sales increased to 21% gross profit percentage, and generated $173,454 more in gross profits due to the higher volume.

Selling, general, and administrative expenses decreased $19,921 to $207,284 for the quarter ended May 31, 2001 compared to the corresponding quarter of 2000. The decrease is attributed to the reduction in personnel needed to get the new general ledger software in place since it is now up and running.

The increase in other revenue is due to the sale of the oil and gas well with the company named Enprop, for $175,000, this resulted in a gain of $26,042. The loss of $37,422 for the quarter ended May 31, 2000 with Highland Water did not occur this quarter due to the sale of Highland Water on January 1, 2001.

Interest expense decreased $1,618 for the quarter ended May 31, 2001 over the corresponding quarter a year earlier as a result of decreased borrowing.

The net loss of $29,367 for the quarter ended May 31, 2001 contrasts the net loss of $41,385 for the quarter ended May 31, 2000 and is a result of the items mentioned above.

Nine Months Ended May 31, 2001:

Total revenue for the nine months ended May 31, 2001 increased $3,231,198 or 37% over the nine months ended May 31, 2000. Fed cattle sales increased $2,703,357 and represented 59% of total revenue for the nine months ended May 31, 2001 compared to 50% of total revenue for the nine months ended May 31, 2000. The increase of $768,785 in feed and related sales was slightly offset by the decrease in feedlot services for $310,618 making a net increase of $458,167 this is due to higher volume. The one increase and the other decrease is due to the new accounting software and how it categorizes the sale of feed and related sales and feedlot services, while providing better information for management decisions. These changes reflect the shift from custom feeding to feeding company-owned cattle to slaughter and a good customer base making for a higher volume in the feedlot.

Gross profit was $615,917 for the nine months ended May 31, 2001, an increase of $72,122 from the corresponding quarter in 2000. The gross profit percentages were 5% and 6%, respectively, for the nine-month periods ended May 31, 2001 and 2000. The decrease in gross profit percentages is due to the change in composition of gross sales and the relative gross profit percentages for the sources of revenue. The gross profit percentages for fed cattle sales were -3% and .8%, respectively, for the nine months ended May 31, 2001 and 2000, the decrease being a result of the higher cost of feeder cattle and the harsh winter driving up the cost of gain. Feed and related sales increased to 20% gross profit percentage, and generated $321,375 more in gross profits due to the higher volume.

Selling, general, and administrative expenses increased $55,599 to $691,825 for the nine months ended May 31, 2001 compared to the corresponding period of 2000. The increase is primarily attributed to an increase for the accounting staff to co-ordinate and install, the computer software for the Turnkey general ledger, which is now completed.

The sale of Highland Water as of January 1, 2001 kept the company from incurring any losses like it did in the year 2000 where its share for the three quarters ended May 31, 2000 was $74,962.

Interest expense decreased $4,855 for the nine months ended May 31, 2001 over the corresponding period a year earlier as a result of decreased borrowing. Interest of $205,129 incurred on borrowings to finance Company-owned cattle has been included as a cost of cattle inventory during the nine months ended May 31, 2001.

The net loss of $48,557 for the nine months ended May 31, 2001 is less than the net loss of $160,791 for the quarter ended May 31, 2000 and is a result of the items mentioned above.

Liquidity and Capital Resources
-------------------------------

     For the nine months ended May 31, 2001 operating activities provided $177,433. Much of this is from a $3,173,869 increase in Cash received from customers. Working capital at May 31, 2001 was $1,351,722 compared to $961,966 in 2000.

Investing activities provided $567,718 primarily from the sale of the water company and the interest in an oil & gas well.

Cash flow used by financing activities amounted to $928,840 for the nine months ended May 31, 2001. Of this amount, $966,037 was repaid to short-term notes in the sale of Company-owned cattle on feed. The decrease in cattle financing notes receivable is due to the sale of a large volume of cattle during the third quarter and not replacing them immediately due to customers who have outside financing keeping the feedlot full.

The Company believes that internally generated funds and the available borrowing under its existing credit facilities will provide sufficient liquidity and enable it to meet its current and foreseeable working capital requirements. The Company's $300,000 operating line of credit had an outstanding balance of $101,309 at May 31, 2001 and the $4 million revolving line of credit for purchase and feed cattle to slaughter had an outstanding balance at May 31, 2001 of $2,633,520. At May 31, 2001, there was also $2,000,000 available on the line of credit for financing qualified customers' cattle feeding programs.

The Company had no material commitments for capital expenditures at May 31, 2001.

New Accounting Pronouncements

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was implemented for the first quarter of fiscal year 2001.

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


                                            MILLER DIVERSIFIED CORPORATION
                                            ------------------------------
                                                     (Registrant)



     Date:  July 10, 2001                   /s/  JAMES E MILLER
                                            ------------------------------
                                                 James E. Miller
                                                 President, Chief Executive
                                                 Officer, Chief Financial
                                                 Officer



     Date:  July 10, 2001                   /s/  CLARK A. MILLER
                                            ------------------------------
                                                 Clark A. Miller
                                                 Secretary-Treasurer