Form 10KSB
period 2001-08-31
MILLER DIVERSIFIED CORP
filed 2001-12-12
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           ---------------------------
                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                         ------------------------------
                    For the fiscal year ended August 31, 2001
                          Commission File No. 01-19001

                         MILLER DIVERSIFIED CORPORATION
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Nevada                                          84-1070932
 -----------------------------               ----------------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B if not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. X

Registrant's revenues for its most recent fiscal year were $14,638,999.

The aggregate market value of voting stock held by nonaffiliated of the Registrant was $274,064 based on the closing bid and asks prices as reported on the NASD Over-the-Counter Bulletin Board on December 7, 2001.

There were 6,364,640 shares of common stock $.0001 par value outstanding as of August 31, 2001.

Documents incorporated by reference:  None.

                                     PART I

ITEM 1 DESCRIPTION OF BUSINESS
------------------------------

General Development of Business.

Miller Diversified Corporation (the Company) is a publicly held Nevada corporation that was formed in 1987 as the result of several transactions and mergers of predecessor companies. In 1987, the Company acquired the commercial cattle feeding business and some farms of Miller Feed Lots, Inc. (MFL), a related entity as described later herein. The farms were subsequently sold, but the Company's principal business is still commercial cattle feeding that are operated on a feedlot facility and with equipment leased or rented from MFL. The Company has a wholly owned subsidiary, Miller Feeders, Inc. (MFI) which was acquired in 1987. MFI is a cattle brokerage company that earns commissions from the purchasing of feeder cattle and selling finished cattle for the Company's cattle feeding customers, and for brokering certain "outside" cattle purchases and sales. MFI has the required bond to enable it to receive and distribute the sales proceeds from the sale of feeding customers' cattle. During fiscal 1996, the Company sold two of its subsidiaries, La Salle Commodity and Cattle Services Co., a commercial commodity brokerage firm which had been acquired in 1990 and Miller Trading Co., a retail commodity brokerage firm which had been formed by the Company in January 1995. Also during fiscal 1996, the Company merged its subsidiary Genetic Engineering, Inc. (GEI), which was acquired in 1992, into the Company. The Company sold the assets of the prior GEI in July 1997.

The Company is actively seeking additional acquisition and merger candidates. Issuing or exchanging securities of the Company for assets or securities of the company to be acquired or merged, or by selling its securities to the public and using the proceeds for an acquisition or merger probably would accomplish mergers or acquisitions. Such transactions may be accomplished by an action of the Board of Directors, with or without a vote of the stockholders, but of course, in compliance with the Company's Articles of Incorporation and Bylaws and applicable laws. The Company does not contemplate any "hostile takeovers" and intends to acquire other businesses only on a mutually agreeable basis.

The Company is headquartered near La Salle, Colorado at the site of its cattle feeding operations. La Salle is about 40 miles northeast of Denver, Colorado in the South Platte River Valley of Weld County.

Products and Services

The Company's principal business is cattle feeding, which includes the selling of feed and services to customers who place their cattle in the Company's feedlot as well as also feeding cattle for its own account. Typically, customers are ranchers and experienced cattle feeders. Cattle feeding customers are charged for feed consumed by their cattle and a flat amount per head per day, referred to as "yardage", for the use of the feedlot facilities. Feed sales usually account for 30% to 50% of the Company's revenues. The Company and its subsidiary provide complete feedlot services which include assisting customers with outside financing, purchasing feeder cattle, making trucking arrangements, selling finished cattle, and assisting with hedging transactions. The Company, through its subsidiary, derives commissions and fees from buying and selling customers' cattle.

Most customers have their cattle delivered to the feedlot or authorize the Company to purchase feeder cattle for them. Feeder cattle are usually delivered at weights between 500 and 900 pounds. Lighter weight feeder cattle may be "back grounded", that is, placed in smaller farmer/feeder operations until they reach the size that entry into the feedlot is deemed most beneficial. These local farmer/feeders typically have small sheltered facilities and feed a growing ration until the cattle reach the desired size to place them in the finishing feedlot.

Once cattle enter the feedlot to be finished, they are usually fed from three to six months, depending upon a variety of factors. The customer and Company's management, often with the assistance of a nutritionist, plan custom rations for the cattle considering such variables as size, sex, breed, and age of the feeder cattle. Feed ingredients are purchased by the Company, stored on the premises, mixed into rations and sold to the customer. The Company marks up its cost of the feed for sale to customers. The customer is invoiced at least twice per month for feed and yardage, and payment is due upon receipt of the invoice except for ingredients the customer may have prepaid. The Company follows certain procedures in managing its operations which include among others: (a) physically identifying cattle as they are delivered by brand or ear tags so that all customers' cattle are distinguishable; (b) all cattle, feed, and funds of customers are strictly accounted for with specific identification utilizing sophisticated and specialized computerized methods; (c) billing procedures are fully automated and current so that customers are sent an itemized billing with a complete breakdown of costs for each lot of cattle they own; (d) weighing of all feed and cattle to be sold is done on sealed scales, certified by the Colorado Department of Agriculture; (e) environmental standards of the feedlot is maintained to exceed all government regulation; and (f) adhering to all laws and regulations pertaining to the cattle feeding industry. Cattle fed at the Company's feedlot are given growth promoter unless otherwise requested by the customer.

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

Major Customers

During the fiscal year ended August 31, 2001, the Company had one customer to whom sales accounted for more than 10% of the Company's consolidated revenues. Sales to that customer totaled $2,652,976 or 18% of total revenue.

Competition

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

Government Regulations

The Company is subject, directly and indirectly, to various Federal and State governmental regulations. The US Food and Drug Administration (USDA) are responsible for regulating the use of animal growth promoter and veterinary drugs, medicines, and vaccines. The USDA is responsible for regulating certain other aspects of the agriculture business in which the Company may be engaged. Specifically, the activities of Miller Feeders, Inc. are subject to the Packers and Stockyards Act of 1921, as amended, and regulated by the Packers and

Stockyards Administration. The Environmental Protection Agency is responsible for minimizing the environmental impact of animal pollutants. The Company does not presently incur expenses beyond its normal operating costs to specifically meet the requirements of environmental laws, although this may change over the next few years. Since some of the Company's customers participate in commodity futures transactions, certain activities may come under the jurisdiction of the Chicago Mercantile Exchange on livestock transactions, the Chicago Board of Trade on grain transactions, and the Commodity Futures Trading Commission and National Futures Association which oversees compliance on futures transactions. In addition, the Company is or may be subject to other regulations such as changes in freight rates, increases or decreases in exports or imports, and animal health inspection and brand inspection.

Employees

The Company employs between 20 and 30 persons at any given time. As of August 31, 2001 the Company had 28 full and part-time employees.

ITEM 2 PROPERTIES
-----------------

On February 1, 1991, the Company executed a 25-year lease with a related company, Miller Feed Lots, Inc., (MFL) to lease its feedlot facility. Norman M. Dean and James E. Miller, who are officers, directors and stockholders of the Company, own all of the common stock of MFL. The feedlot has a capacity of approximately 20,000 head of cattle. The monthly rent is 2 1/3" per head per day, with a minimum of $10,750 and maximum of $13,300 per month. The Company has an option to purchase the feedlot it leases for $1,300,000. The lease requires that the Company pay for all property taxes, insurance, and maintenance on the feedlot being leased. In the opinion of management, the leased feedlot is adequately covered by insurance. The property taxes on the leased feedlot facility amounted to $8,912 for the year ended August 31, 2001, based on the mill levy of .079228.

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

ITEM 3   LEGAL PROCEEDINGS
--------------------------

The Company was recently involved in a lawsuit in which the Company was attempting to stop or minimize residential development on property adjacent to the Company's feedlot operations. The Company fortified its right to continue to operate the feedlot facilities in the same location it has been for over 30 years, without undue complaints about dust and odor, which are inherent to the operation of any feedlot. During 2000, a decision was reached in which the property was zoned for residential development, however management does not believe the ruling will have an adverse affect on earnings in the foreseeable future.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to a vote of the stockholders in the fourth quarter of the fiscal year covered by this Annual Report.

                                     PART II

ITEM 5 MARKETS FOR THE COMMON STOCK AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------

The number of record holders of the Company's common stock as of August 31, 2001 was 1,446 according to information furnished by the Company's transfer agent.

The following table sets forth the high and low bid quotations for the Company's common stock, as reported by the National Quotation Bureau, Inc. Accordingly, the stock quotations listed below are not necessarily indicative of future trading activity or price trends.

              Quarter Ended                High Bid      Low Bid
              -------------                --------      -------
                  2001
                  ----
                  November 30, 2000         $ .10         $ .01
                  February 28, 2001         $ .085        $ .05
                  May 31, 2001              $ .12         $ .06
                  August 31, 2001           $ .12         $ .07

                  2000
                  ----
                  November 30, 1999         $ .09         $ .09
                  February 29, 2000         $ .11         $ .08
                  May 31, 2000              $ .15         $ .08
                  August 31, 2000           $ .12         $ .11

The above prices are believed to be representative interdealer quotations, without retail markup, markdown, or commissions, and may not represent actual transactions. The Company's stock is traded on the NASD Over-the-Counter Bulletin Board.

The Company has not paid any dividends on its common stock and the Board of Directors presently intends to continue a policy of retaining earnings for use in the Company's operations and to finance expansion of its business. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board of Directors in light of conditions then existing, including earnings, financial condition, capital requirements, and other factors. The terms of the Company's preferred stock give it a preference on the payment of dividends in any given year, but such dividends are not cumulative. There are currently no Preferred Shares issued and outstanding. No leasing, financing, or similar arrangements to which the Company is a party preclude or limit in any manner the payment of any dividend.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------

The Company had a net loss of $57,733 for fiscal year ending August 31, 2001. This compares to a net loss of $116,881 for the prior fiscal year. Key factors affecting the loss are driven by three major business decisions: (1) the Company's sale of the water bottling company, (2) the sale of Enprop gas well and (3) a move to feed more cattle to slaughter for the Company's account.

The sale of Highland Water to a related company provided an opportunity to avoid further losses and to recoup all of the money that had been invested in the water bottling company to date. A gain of $180,000 was recognized on the sale. The sale of the gas well also proved to be lucrative as all the money invested was recovered plus a profit of $26,042.

In an effort to operate it's cattle feedlot closer to capacity and to lessen it's reliance on major customers, the Company implemented a strategy to feed more company-owned cattle to slaughter in fiscal 2000. This is a major change in operations from previous years where company-owned cattle were fed on an inconsistent basis. Fed cattle sales in fiscal year 2001 accounted for over 53% of total revenue compared to 51% the previous year. Sales for cattle fed to slaughter and the related cost of sales, including cost of feed consumed by those cattle and related interest costs, are recorded when the cattle are sold. Gross loss from fed cattle sales was $548,376 in fiscal year 2001 compared to gross profit of $42,888 the prior fiscal year. The related gross profit percentage declined from .7% the prior year to (7%), due to an extremely harsh winter and higher feeder cattle prices. The Company recognizes that unforeseen events can have an adverse affect on the profitability of the Company's feeding cattle. It is anticipated that most, if not all of the cattle will be price-protected to protect the Company from major market fluctuations.

It is anticipated that the feedlot will increase its capacity utilization in fiscal year 2002 with additional placements by existing customers, new customers and related parties. The Company is continuing to solicit new customers to reduce the affect of major customers and company-owned cattle.

Following is a brief summary of the gross profit and gross profit percentages on feed and related sales:

                                        2001               2000         Change
                                        ----               ----         ------

      Feed and Related Sales          $5,329,659        $4,442,826    $ 886,833
      Cost of feed and other sales     4,293,396         3,618,457      674,939
                                      ----------         ---------    ---------
                  Gross Profit        $1,036,263        $  824,369    $ 211,894
                  Gross Profit %              19%               19%          0%

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

Following is a brief summary of the gross profit and gross profit percentages on feedlot services:

                                         2001              2000        Change
                                         ----              ----        ------
      Feedlot services                $1,173,294        $1,237,975  $  (64,681)
      Cost of feedlot services         1,030,274         1,232,302    (202,028)
                                      ----------        ----------  ----------
                  Gross Profit        $  143,020        $    5,673  $  137,347
                  Gross Profit %              12%               .5%        11.5%

Feedlot services consist primarily of yardage (daily per head charges) charged to the owners of the cattle and feed and grain processing charges. The costs of these services consist largely of feedlot operating expenses. The decreases in feedlot services revenue and cost of sales is due to a decrease in custom cattle on feed in farmer feeder yards. The gross profit increased due to the reduction in outside farmer feeder income and costs which are always equal and also an increase in cattle being fed at the feedlot facility.

Selling, general and administrative expenses decreased $1,083 for the year. The most significant decreases were for accounting salaries to coordinate the installation of the new accounting system that was finished part way through the year and thus reduced the number of people needed to keep the records current.

Other revenue increased $232,615 from the prior fiscal year due to the $180,000 gain on the sale of the investment in Highland Water to a related party and the sale of the gas well for $26,042 more than what the Company had invested.

Interest expense of $23,156 was incurred during fiscal 2001 on a note payable to a related-party finance company. The loan was made for the purpose of advancing funds to Highland Water and increasing the number of company-owned cattle fed to slaughter. Total interest expense paid in fiscal 2001 decreased $19,438 from 2000, not including interest paid for cattle fed for slaughter, which is included in the cost of fed cattle sales. The reason for the reduction is lower interest rates and the principal reduction on older notes.

Liquidity and Capital resources

Working capital on August 31, 2001 was $1,232,398 compared to $961,966 at August 31, 2000, an increase of $270,432. This increase is attributable in part to the additional related party receivable resulting from the sale of the Highland Water investment and the proceeds from the sale of the gas well mentioned above.

Current assets of $5,882,801 at August 31, 2001 increased $58,723 over the prior year or 1%. This is primarily attributable to the $452,169 increase in accounts receivable related parties which is partially offset by the $414,197 decrease in inventory (primarily cattle on feed). Trade and cattle-financing receivables increased $203,547 due to the increased number of cattle on feed. Current liabilities decreased by $212,708 (5%) to $4,649,404. This decrease relates primarily to the reduction of accounts payable to related parties.

The Companies investment in the computer/accounting system in 2000 has started to pay benefits, with the accounting system being current and enabling management to make decisions on current information instead of information that was outdated. This is demonstrated with the Form 10-QSB's being on time since the system was fully installed. The other benefit has been the reduction in accounting staff with the new system and a savings in G&A payroll. The Company made no major purchases of equipment during the fiscal 2001 year compared to the $89,000 in feedlot related equipment during fiscal year 2000 and the $20,500 it spent on the computer/accounting system. The Company had no material commitments for capital expenditures as of August 31, 2001. It also believes it has adequate financial resources to conduct operations at present and reasonably anticipated future levels.

On January 1, 2001, the Company renewed it's operating line of credit with Farm Credit Services for $300,000, it's procurement line of credit for $300,000, it's Cattle feeding line of credit for $4,000,000 and it's investor-feeding line for $2,000,000. The procurement line gives the Company the ability to buy feeder cattle for the feed yard prior to assigning them to a customer. The cattle feeding line is for the Company's cattle owned for slaughter, and the investor-feeding line is for customers needing financing to feed cattle within the feed yard. Each line of credit was renewed at 1/2 point over the prime interest rate.

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

Many market factors cannot be controlled. Weather, basis and feed conversion have strong affects on profitability of feeding cattle. Management understands these risks are present and strives to manage them to the best of its ability. A one dollar change in basis has a $65,000 change in projected profitability based upon 5,000 head owned at any one time by the Company. (Basis is the difference between the futures market and the actual price paid by the packer for the cattle.) A $0.01 change in the cost of gain on 5,000 head of cattle has a

$30,000 impact on profitability. (Cost of gain is the cost of adding one pound of gain to an animal. Depending on the size of the cattle coming into the feedlot, the feedlot will add between 400 and 700 pounds to an animal prior to slaughter.) Cost of Gain can be affected by feed ingredients costs, severe swings in weather patterns and an animal's genetic ability to gain weight.

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

Recent Accounting Pronouncements
Management is evaluating the impact of various recently issued accounting standards. SFAS No. 133 on Accounting for Derivative Instruments and Hedging Activities was implemented for fiscal year 2001 with no material affect at August 31, 2000. Management does not believe there are other new accounting standards the implementation of which will significantly impact the Company's financial statements.

ITEM 7   FINANCIAL STATEMENTS

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
(970) 352-7990      FAX (970) 352-1855


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board of Directors
Miller Diversified Corporation
La Salle, Colorado

     We have audited the accompanying consolidated balance sheets of Miller Diversified Corporation and subsidiary as of August 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miller Diversified Corporation and subsidiary as of August 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

     As discussed in note 16 to the financial statements, effective September 1, 2000, the Company changed its method of accounting for commodity future and options contracts in accordance with Statement on Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities.



                                            /s/  Anderson & Whitney, P.C.
                                            -----------------------------
                                                 Anderson & Whitney, P.C.

October 9, 2001
Greeley, Colorado

PART I  FINANCIAL INFORMATION
Item 1  Financial Statements


MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY


CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
August 31                                                   2001         2000
--------------------------------------------------------------------------------

ASSETS
------
Current Assets:
Cash                                                    $  272,915   $  388,545
    Receivables:
      Trade accounts                                       882,123      661,630
      Trade accounts - related parties                     144,770      161,716
      Accounts receivable - related parties                452,169         --
      Notes - cattle financing                              31,723         --
      Notes - cattle financing - related parties              --        105,596
    Inventories                                          4,073,397    4,487,594
    Prepaid expenses and other                              25,704       18,997
--------------------------------------------------------------------------------
      Total Current Assets                               5,882,801    5,824,078
--------------------------------------------------------------------------------
Property and Equipment:
  Feedlot facility under capital lease -
    related party                                        1,497,840    1,497,840
    Equipment                                              205,582      206,974
    Leasehold improvements                                 174,050      172,114
                                                        ----------   ----------
                                                         1,877,472    1,876,928

Less:  Accumulated depreciation
       and amortization                                    862,792      765,690
--------------------------------------------------------------------------------
      Total Property and Equipment                       1,014,680    1,111,238
--------------------------------------------------------------------------------
Other Assets:
    Other investments                                         --        192,545
    Notes receivable  related parties                      300,000      549,000
    Deferred income taxes                                  228,481      224,236
    Deposits and other                                      11,495        9,616
--------------------------------------------------------------------------------
      Total Other Assets                                   539,976      975,397
--------------------------------------------------------------------------------
TOTAL ASSETS                                            $7,437,457   $7,910,713
================================================================================


Continued on next page.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY


CONSOLIDATED BALANCE SHEETS  Continued
--------------------------------------------------------------------------------
August 31                                                 2001           2000
--------------------------------------------------------------------------------

LIABILITIES
-----------

Current Liabilities:
    Cash overdraft                                    $    48,358    $      --
    Notes payable                                       3,781,264      3,813,797
    Trade accounts payable                                642,876        607,291
    Accounts payable - related party                         --          258,076
    Accrued expenses                                       82,825         83,231
    Customer advance feed contracts                          --           14,907
    Current portion of:
      Capital lease obligations - related party            27,990         25,085
      Longterm debt                                         7,173          6,392
      Longterm debt - related party                        58,918         53,333
--------------------------------------------------------------------------------
      Total Current Liabilities                         4,649,404      4,862,112

Capital Lease Obligation - Related Party                  902,861        930,851
Long-Term Debt                                              3,225          9,890
Long-Term Debt - Related Party                            143,312        202,231
--------------------------------------------------------------------------------
    Total Liabilities                                   5,698,802      6,005,084
--------------------------------------------------------------------------------

Commitments
================================================================================

STOCKHOLDERS' EQUITY
--------------------
Preferred Stock
Common Stock, par value $.0001 per share
  25,000,000 shares authorized; 6,364,640
  shares issued and outstanding                               636            636
Additional Paid-In Capital                              1,351,693      1,351,693
Retained Earnings                                         495,567        553,300
Accumulated Other Comprehensive Income (Loss)            (109,241)          --
--------------------------------------------------------------------------------
    Total Stockholders' Equity                          1,738,655      1,905,629
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 7,437,457    $ 7,910,713
================================================================================


See Accompanying Notes to Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
Years ended August 31,                                 2001            2000
--------------------------------------------------------------------------------

Revenue:
    Feed and related sales                         $  5,329,659    $  4,442,826
    Fed cattle sales                                  7,772,463       6,179,503
    Feedlot services                                  1,173,294       1,237,975
    Interest income                                      44,076          55,305
    Interest income - related parties                    26,618          32,783
    Other income                                        292,889          60,274
--------------------------------------------------------------------------------
      Total Revenue                                  14,638,999      12,008,666
--------------------------------------------------------------------------------

Costs and Expenses:
    Cost of:
      Feed and related sales                          4,293,396       3,618,457
      Fed cattle sold                                 8,320,839       6,136,615
      Feedlot services                                1,030,274       1,232,302
    Selling, general, and administrative                890,546         891,629
    Equity in (earnings) loss of investee                (9,194)        111,175
    Interest                                             48,045          87,548
   Interest on note payable - related party              23,156            --
   Interest on capital leases - related party           103,915         107,006
--------------------------------------------------------------------------------
      Total Costs and Expenses                       14,700,977      12,184,732
--------------------------------------------------------------------------------

Income (Loss) Before Income Taxes                       (61,978)       (176,066)

Income Tax Expense (Benefit)                             (4,245)        (59,185)
--------------------------------------------------------------------------------

NET INCOME (LOSS)                                  $    (57,733)   $   (116,881)
================================================================================

INCOME (LOSS) PER COMMON SHARE                     $      (0.01)   $      (0.02)
================================================================================

Weighted Average Number of Common
   Shares Outstanding                                 6,364,640       6,364,640
================================================================================


See Accompanying Notes to Consolidated Financial Statements.



MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------     -----------
                                                                                       Accumulated
                                                                                          Other
Years Ended August 31,                     Common       Paid-In        Retained       Comprehensive
2000 and 2001                               Stock       Capital        Earnings       Income (Loss)        Total
----------------------------------------------------------------------------------------------------     -----------

Balance, September 1, 1999                 $ 636      $ 1,351,693     $ 670,181         $     --         $ 2,022,510
                                                                                                         -----------
Comprehensive Income:
    Net loss for the year ended
      August 31, 2000                        --              --        (116,881)              --            (116,881)
                                                                                                         -----------
    Comprehensive income (loss)              --              --            --                 --            (116,881)
----------------------------------------------------------------------------------------------------     -----------
Balance, August 31, 2000                     636        1,351,693       553,300               --           1,905,629
                                                                                                         -----------
Comprehensive Income:
    Net loss for the year ended
      August 31, 2001                        --              --         (57,733)              --             (57,733)

    Unrealized hedging losses                --              --            --             (109,241)         (109,241)
                                                                                                         -----------
      Comprehensive income (loss)            --              --            --                 --            (166,974)
----------------------------------------------------------------------------------------------------     -----------
Balance, August 31, 2001                   $ 636      $ 1,351,693     $ 495,567         $ (109,241)      $ 1,738,655
====================================================================================================     ===========


See Accompanying Notes to Consolidated Financial Statements.

                                                         F-5



MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------
Years Ended August 31,                                        2001            2000
---------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
    Cash received from customers                          $ 14,143,809    $ 12,198,809
    Cash paid to suppliers and employees                   (14,358,498)    (14,292,644)
    Interest received                                           70,694          93,057
    Interest paid                                             (181,617)       (122,536)
    Income taxes paid                                             --              --
---------------------------------------------------------------------------------------
   Net Cash Provided (Utilized) by Operating Activities       (325,612)     (2,123,314)
---------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
    Acquisition of property and equipment                         --          (109,806)
    Loans to related party                                     (14,000)       (249,000)
    Collections from cattle financing                          105,596         135,243
    Loans for cattle financing                                 (31,723)           --
    Proceeds from sale of other investments                    175,000            --
    Distributions received from other investments               43,587          18,566
---------------------------------------------------------------------------------------
  Net Cash Provided (Used) by Investing Activities             278,460        (204,997)
---------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
    Proceeds from:
      Notes payable                                         11,421,111      13,122,140
      Longterm debt - related party                               --           300,000
      Longterm debt                                               --            20,536
    Principal payments on:
      Notes payable                                        (11,453,644)    (10,703,103)
      Capital lease obligations - related party                (25,085)        (28,496)
      Longterm debt - related party                            (53,334)        (44,436)
      Longterm debt                                             (5,884)         (4,254)
    Change in cash overdraft                                   (48,358)        (34,501)
---------------------------------------------------------------------------------------
    Net Cash Provided (Used) by Financing Activities           (68,478)      2,627,886
---------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                               (115,630)        299,575

Cash, Beginning of Period                                      388,545          88,970
---------------------------------------------------------------------------------------
Cash, End of Period                                       $    272,915    $    388,545
=======================================================================================


Continued on next page.

                                          F-6



MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS  Continued
---------------------------------------------------------------------------------------------
Years Ended August 31,                                                2001          2000
---------------------------------------------------------------------------------------------

Reconciliation of Net Income (Loss) to Net
    Cash Provided (Used) by Operating Activities:
    Net income (Loss)                                             $   (57,733)   $  (116,881)
    Adjustments:
      Depreciation and amortization                                    96,558         96,939
      Equity in (earnings) loss of investee                            (9,194)       111,175
      Gain on sale of other investments                              (206,042)          --
      Deferred income taxes                                            (4,245)       (59,185)
      Unrealized hedging losses                                    (109,2431)           --
      Changes in assets and liabilities:
        (Increase) decrease in:
          Trade accounts receivable                                  (220,493)       213,630
          Trade accounts receivable  related party                     16,946        148,096
          Inventories                                                 414,197     (2,830,549)
          Prepaid expenses                                             (6,707)         2,323
          Deposits and other                                           (1,879)        (4,219)
        Increase (decrease) in:
          Trade accounts payable and accrued expenses                  35,179        135,807
          Trade accounts payable  related parties                    (288,051)       258,076
          Customer advance feed contracts                             (14,907)       (78,526)
---------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Operating Activities                  $  (325,612)   $(2,123,314)
=============================================================================================

Noncash Financing and Investing Activities:
    Note receivable exchanged for receivable from related party   $   263,000    $      --
    Investment in closelyheld business exchanged for
      receivable from related party                                   189,194
=============================================================================================


See Accompanying Notes to Consolidated Financial Statements.


                                              F-7

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1 - Summary of Significant Accounting Policies:
              The accounting and reporting policies of Miller Diversified Corporation (the Company) and its subsidiaries conform to accounting principles generally accepted in the United States. The following summary of significant accounting policies is presented to assist the reader in evaluating the Company's financial statements.

              ------------------------------------------------------------------

              Description of Business:
                 The Company operates a feedlot facility near La Salle, Colorado in which cattle owned by customers or the Company are fed and cared for by the Company. Most customers to which the Company has granted credit either operate in the cattle industry or feed cattle as an investment.

                 ---------------------------------------------------------------

              Principles of Consolidation:
                 The consolidated financial statements include Miller Diversified Corporation and its wholly owned subsidiary, Miller Feeders, Inc. (commission agent buying feeder cattle and selling fed cattle for the Company's feeding customers and others).

                 All material intercompany profits, transactions, and balances have been eliminated.

                 ---------------------------------------------------------------

              Cash Equivalents:
                 The Company considers all highly-liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

                 ---------------------------------------------------------------

              Trade Accounts Receivable:
                 No allowance for doubtful accounts receivable has been recorded based on the history of the Company and its ability to place an Agisters Lien on customers' cattle in the feedlot. An Agisters Lien is a lien that a party can place on cattle in its possession that enables it to collect for feed and care provided to the cattle, ahead of other claimants, from the proceeds of selling the cattle. The lien also enables the party in possession to sell the cattle to the highest bidder in order to be paid for its feed and services.

                 ---------------------------------------------------------------

              Inventories:
                 Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method for feed and grain inventories while the first in, first out (FIFO) and specific identification methods are used for all other inventories.

                 ---------------------------------------------------------------

              Derivative Instruments:
                 The Company uses derivatives for the purpose of hedging commodity prices that exist as part of the cattle business.

                 ---------------------------------------------------------------

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

                 The Company leases certain property under agreements that are accounted for as capital leases. Accordingly, the assets and liabilities are recorded at the amount equal to the lesser of the present value of the minimum lease payments or the fair value of the leased property at the beginning of the lease term. Such assets are amortized on a straight-line basis over the lesser of the related lease term or their economic lives. This amortization is included in depreciation and amortization expense. Interest expense relating to the lease liability is recorded to affect a constant rate of interest over the term of the lease.

                 ---------------------------------------------------------------

              Other Investments:
                 The Company's working interest in two oil and gas wells in Northern Colorado was accounted for using the cost method. A 50% interest in a limited liability corporation that operates a water cooler business located in Colorado was accounted for using the equity method. These investments were sold during 2001.

                 ---------------------------------------------------------------

              Feed Sales:
                 Revenue is recognized on feed sales when the feed is delivered to the cattle pens for consumption.

                 ---------------------------------------------------------------

              Cattle Brokerage:
                 Miller Feeders, Inc. accumulates cattle that meet the specifications of the Company's cattle feeding customers until a complete lot is formed and ready for a feeding program. Feeder cattle temporarily retained for brokerage are stated at specifically identified cost.

                 The Company recognizes commissions earned at the time a lot of feeder cattle is transferred to a customer. In addition, commissions are earned as customers' fed cattle are marketed.

                 ---------------------------------------------------------------

              Income Taxes:
                 Deferred tax liabilities or assets, net of any applicable valuation allowance for deferred tax assets, are recognized for the estimated future tax effects attributable to temporary differences and carry forwards. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the asset and liability to which they relate. Deferred tax liabilities and assets not related to an asset or liability for financial reporting, including deferred tax assets related to carry forwards, are classified as current or noncurrent according to the expected reversal date of the temporary difference. The Company and its subsidiary file consolidated corporate income tax returns.

                 ---------------------------------------------------------------

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Note 1 - Summary of Significant Accounting Policies - Continued:

              Income per Common Share:
                 Income per common share is computed by using the weighted average number of common shares outstanding during the period presented. Fully diluted earnings per share amounts are not presented for 2001 and 2000 as no stock options, warrants, or preferred stock are outstanding.

                 ---------------------------------------------------------------

              Use of Estimates:
                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                 ---------------------------------------------------------------

              Reclassifications:
                 Certain reclassifications of 2000 financial statement information have been made to conform to 2001 presentation.

                 ---------------------------------------------------------------

Note 2 - Concentration of Credit Risk

              At August 31, 2001, the Company had trade accounts receivable from two unrelated customers totaling $729,838. Each of these customers' balances at year-end exceeded 10% of the Company's total trade accounts receivable. At August 31, 2000, an unrelated customer's trade accounts receivable balance was $323,542.

              The Company maintains cash balances with commercial banks in Colorado and a commodity broker. The cash balances with a commercial bank at times exceed the $100,000 level of insurance provided by FDIC. Cash balances with the commodity broker are not insured.

              ------------------------------------------------------------------

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Note 3 - Inventories:

              ------------------------------------------------------------------
              August 31                                   2001          2000
              ------------------------------------------------------------------

              Feed and grain                           $  195,941    $  129,043
              Veterinary supplies and other                21,578        25,025
              Feeder cattle for resale (procurement)      372,355       255,416
              Cattle on feed to finish (fed cattle)     3,483,523     4,078,110
              ------------------------------------------------------------------

                                                       $4,073,397    $4,487,594
              ==================================================================

--------------------------------------------------------------------------------

Note 4 - Other Investments:

              ------------------------------------------------------------------
              August 31                                          2001     2000
              ------------------------------------------------------------------

              Working interest in two oil and gas wells in
              Northern Colorado (cost method); sold in 2001
              for a gain of $26,042                              $ --   $192,545

              50% interest in Highland Water, LLC, a Colorado
              limited liability company (Highland) operating
              a water cooler business (equity method); sold
              in 2001 to a related party for a gain of $180,000    --      --
              ------------------------------------------------------------------
                                                                 $ --   $192,545
              ==================================================================

              The Company's equity in Highland's net losses for the years ended August 31, 2001 and 2000 were $9,194 and $111,175, respectively.

--------------------------------------------------------------------------------

Note 5 - Notes Receivable - Related Parties:

              ------------------------------------------------------------------
              August 31                                         2001      2000
              ------------------------------------------------------------------
              Note receivable from Miller Feed Lots, Inc.,
              interest payable monthly at 6%, due May 2003,
              without collateral, and subordinated to MFL
              mortgagor                                      $300,000  $300,000
              Note receivable from Highland Water LLC
              (see note 4) interest payable quarterly at
              10%, due August 2004, without collateral;
              sold in 2001 at face value to a related party      --     249,000
              ------------------------------------------------------------------
                                                             $300,000  $549,000
              ==================================================================

--------------------------------------------------------------------------------

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Note 6 - Notes Payable:

         -----------------------------------------------------------------------
         August 31                                    2001              2000
         -----------------------------------------------------------------------

         Revolving lines of credit (summarized
         below) with Farm Credit Services maturing in January 2002, interest payable quarterly at a variable interest rate
         (7.25% and 10% at August 31, 2001 and
         2000, respectively), collateralized by
         inventories, accounts receivable, and
         cattle financing notes receivable,
         guaranteed by two officers/ directors and Miller Feed Lots, Inc., an affiliate, subject to various covenants including a minimum working capital and cash margins per head


         $300,000 Operating                         $  100,000        $  289,192
         $4,000,000 Cattle feeding                   3,351,759         3,120,939
         $2,000,000 Customer financing ($1,000,000
         maximum outstanding)                           31,505           103,666
         $300,000 Cattle procurement                   298,000           300,000
         -----------------------------------------------------------------------

                                                    $3,781,264        $3,813,797
         =======================================================================

--------------------------------------------------------------------------------

Note 7 - Capital Leases:

         The Company leases its feedlot facilities and certain equipment from a related party under capital leases expiring in 2016 and 2000, respectively. Monthly lease payments on the feedlot facilities are two and one-third cents (2 1/3(cent)) per head per day for cattle actually in the feedlot, subject to a minimum of $10,750 and maximum of $13,300. The Company is responsible for all maintenance, insurance, utilities, and taxes on the property, and has an option to purchase the feedlot facility for $1,300,000. The following is an analysis of the leased property:

           ---------------------------------------------------------------------
           August 31                                      2001           2000
           ---------------------------------------------------------------------

           Feedlot facilities under capital lease     $  1,497,840  $  1,497,840
           Less:  Accumulated amortization                 634,087       574,174
           ---------------------------------------------------------------------

                                                      $    863,753  $    923,666
           =====================================================================

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Note 7 - Capital Leases - Continued:
              Future minimum lease payments under the capital leases at August 31, 2001 for each of the next five years and in the aggregate are as follows:

                 ---------------------------------------------------------------
                 Year Ending August 31                               Total
                 ---------------------------------------------------------------
                            2002                                  $      129,000
                            2003                                         129,000
                            2004                                         129,000
                            2005                                         129,000
                            2006                                         129,000
                            Later years                                1,214,750
                 ---------------------------------------------------------------
                 Total minimum lease payments                          1,859,750
                 Less:  Amount representing interest                     929,500
                 ---------------------------------------------------------------
                 Present value of net minimum lease payments             930,250
                 Less:  Current portion                                   27,990
                 ---------------------------------------------------------------
                                                                  $      902,260
                 ===============================================================

--------------------------------------------------------------------------------

Note 8 - Long-Term Debt:
              ------------------------------------------------------------------
              August 31                                         2001       2000
              ------------------------------------------------------------------
              Unrelated:
              Note payable in monthly installments of $666
              including interest at 11.5% with final
              payment due January 2003, collateralized by
              software                                        $10,398    $16,282
                   Less current portion                         7,173      6,392
              ------------------------------------------------------------------
                                                              $ 3,225    $ 9,890
              ==================================================================

              Related Party:
              Note payable to a related-party financing
              company maturing in September 2004, with
              monthly payments of principal and interest
              at 10%, secured with membership interest in
              an LLC (see Note 4)                            $202,230   $255,564
                   Less current portion                        58,918     53,333
              ------------------------------------------------------------------
                                                             $143,312   $202,231
              ==================================================================

              Interest expense on the related party note payable was $23,156 and $25,679 for the years ended August 31,2001 and 2000, respectively.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Note 8 - Long-Term Debt - Continued:
              The current maturities of long-term debt for each of the next four years are as follows:

                 Year Ending August 31                                  Amount
                 ---------------------------------------------------------------

                           2002                                       $   66,091
                           2003                                           67,677
                           2004                                           71,903
                           2005                                            6,957
                 ---------------------------------------------------------------

--------------------------------------------------------------------------------

Note 9 - Operating Leases:
              The Company leases office space, certain equipment, and other items under various month-to-month operating lease agreements, some of which are with related parties.

              Total rental expense was $160,738 and $161,102 for the years ended August 31, 2001 and 2000, respectively, of which $133,768 and $134,823, respectively, was paid to related parties.

--------------------------------------------------------------------------------

Note 10 - Income Taxes:

              Years Ended August 31                          2001       2000
              ------------------------------------------------------------------

              Current income taxes                       $     --    $     --
              Deferred income taxes (benefit)                (4,245)    (59,185)
              ------------------------------------------------------------------

              Income Tax Expense (Benefit)               $   (4,245) $  (59,185)
              ==================================================================

              Significant components and the related tax effect of temporary differences and carry forwards are as follows:

                 August 31                        2001              2000
                                            -----------------  -----------------
                                            Current Long-Term  Current Long-Term
                 ---------------------------------------------------------------

                 Deferred Tax Assets:
                   Capital leases              --    103,279      --     99,260
                   Contributions and capital
                    Loss carry forwards        --      7,341      --      3,546
                   Built-in loss on land       --    179,406      --    179,406
                   NOL carryover               --    162,428      --    132,494
                 ---------------------------------------------------------------
                                               --    452,454      --    414,706
                   Valuation Allowance         --   (208,623)     --   (179,406)
                 Deferred Tax Liabilities:
                   Depreciation                --    (15,350)     --    (11,064)
                 ---------------------------------------------------------------

                 Net Deferred Tax Asset      $ --   $ 228,481   $ --  $ 224,236
                 ===============================================================

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Note 10 - Income Taxes - Continued:
              The differences between income tax expense (benefit) and the amount computed by applying the federal statutory rates are as follows:
                 ---------------------------------------------------------------
                 Years Ended August 31                       2001        2000
                 ---------------------------------------------------------------

                 Computed at expected federal statutory
                 rate                                     $ (21,073)  $ (59,862)
                 Difference in gain on sale of investment    17,562        --
                 Other                                         (734)        677
                 ---------------------------------------------------------------

                 Income Tax Expense (Benefit)             $  (4,245)  $ (59,185)
                 ===============================================================


              As of August 31, 2001, the Company has unused consolidated operating loss carry forwards of approximately $477,731 available to reduce future taxable income. The Internal Revenue Code restricts the utilization of an additional $1,912,998 in operating loss carry forwards to a maximum of $53,710 per year. The net operating loss carry forwards expire as follows:

                 ---------------------------------------------------------------
                 Years Ending August 31          Restricted       Consolidated
                 ---------------------------------------------------------------

                             2002             $       779,636    $    107,420
                             2003                     320,708              --
                             2004                     158,804              --
                             2005                      57,201              --
                             2007                      68,986              --
                             2012                     527,663          72,478
                             2018                          --          86,866
                             2020                          --         107,874
                             2021                          --         103,093
                 ---------------------------------------------------------------

                                              $     1,912,998    $    477,731
                 ===============================================================

--------------------------------------------------------------------------------

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Note 11 - Related Party Transactions:

              The Company is related to Miller Feed Lots, Inc. (MFL) through partial common ownership and management.

              The following schedule summarizes transactions between the Company and MFL.
                 ---------------------------------------------------------------
                 Years Ended August 31                          2001     2000
                 ---------------------------------------------------------------

                 Payments to MFL for:
                   Freight                                    $192,465  $199,775
                   Capital lease of feedlot facility (Note 7)  129,000   129,000
                   Capital lease of equipment (Note 7)            --       6,012
                   Operating  lease of equipment (Note 9)      126,768   124,762
                   Company housing rent (Note 9)                 9,000     9,000
                 Interest income from MFL (Note 5)              18,000    17,800
                 Gain on sale of Highland Water LLC
                    interest and note receivable to MFL        180,000      --
                 ---------------------------------------------------------------

              Interest earned on the note receivable from Highland (Notes 4 and 5) was $8,618 and $14,783 for the years ended August 31, 2001and 2000 respectively.

              Employees and officers of the Company feed cattle personally and in conjunction with companies they control. Sales to those related parties were approximately $1,373,441 and $664,462 for the years ended August 31, 2001 and 2000, respectively.

--------------------------------------------------------------------------------

Note 12 - Major Customers:

              The Company had sales to major customers that exceeded 10% of total revenue for certain years as shown below. Because of the nature of the Company's business, the major customers may vary between periods.

                 ---------------------------------------------------------------
                 Years Ended August 31                      2001        2000
                 ---------------------------------------------------------------

                 Charles Micale DBA My Way Land & Cattle $2,652,976   $1,597,275
                 ===============================================================

--------------------------------------------------------------------------------

Note 13 - Commitments:

              The Company is committed to purchase various crop commodities with anticipated delivery dates in the subsequent fiscal year. At August 31, 2001 and 2000, these purchase commitments aggregated approximately $883,492 and $862,450, respectively.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Note 13 - Commitments - Continued:
              The Company is a cosigner of a loan from an outside source to Miller Feed Lots, Inc. (MFL), a related party, in the sum of $400,000. The loan is secured by a first deed of trust on the feedlot facilities that the Company leases from MFL. MFL has given the Company a hypothecation agreement that allows the Company to use MFL's equipment leased by the Company as collateral for the Company's operating loans. The Company has not recorded any obligation in relation to this commitment.

              At August 31, 2001 and 2000, the Company had an outstanding letter of credit amounting to $125,000 for a bond with an insurance company.

--------------------------------------------------------------------------------

Note 14 - Preferred Stock:
              In January 1991, the stockholders authorized 1,000,000 shares of 8% noncumulative preferred stock with a par value of $2 per share. The preferred stock has a liquidation preference to the extent of par value only. No shares were issued or outstanding at August 31, 2001 and 2000.

--------------------------------------------------------------------------------

Note 15 - Fair Value of Financial Instruments:

              The Company's financial instruments include cash, accounts receivable, notes receivable, equity securities, other investments, accounts payable, customer advance feed contracts, and notes payable. The Company estimates that the fair value of all financial instruments at August 31, 2001 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.

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

--------------------------------------------------------------------------------

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Note 16 - Commodity Contracts:

                 Effective September 1, 2000, the Company changed its method of accounting for commodity future and options contracts in accordance with Statement on Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities. The cumulative effect of the change was not material.

                 The Company uses commodity future and options contracts to reduce the risk of price fluctuations in various commodities used in its business. The commodities contracts are marked-to-market and the Company reflects hedging gains and losses as adjustments to the basis of the underlying commodities purchase. Gains and losses are recognized in the statement of operations as a component of cost of goods sold upon sale of the commodity. The Company recognized hedging losses of $412,932 during the current year. The Company measures the effectiveness of derivative use by assessing the reduction of risk of exposure in the market. If a hedge is determined to be ineffective, it is immediately recognized in the statement of operations.

                 At August 31, 2001 the Company has open futures commodities contracts closing in the following October and December. The Company also has deferred losses at year-end that relate to current inventory. In netting these future transactions, a $109,241 loss relating to these commodities is expected to be reclassified to earnings within the next twelve months. The Company will continue to protect its inventory against market fluctuations in the foreseeable future.

--------------------------------------------------------------------------------

ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
--------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

                None.

                                    PART III

ITEM 9   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
--------------------------------------------------------

Directors

The following table sets forth the names of all Directors of the Company as of August 31, 2001, indicating all positions and offices with the Company held by each such person.

                                                     All Positions and Offices
              Name                  Age               Held With the Company
         -----------------------------------------------------------------------
          James E. Miller           63                President, Chief Executive
                                                      Officer, Chief Financial
                                                      Officer, and Director

          Norman M. Dean            81                Chairman of the Board of
                                                      Directors and Director

          Clark A. Miller           32                Director

The Company's Directors hold office until the next annual meeting of the Company's shareholders. There is no arrangement or understanding between any Director of the Company and any other person or persons pursuant to which such Director was or is to be selected as a Director or a nominee for director.

Executive Officers

The following table sets forth the name and ages of all Executive Officers of the Company as of August 31, 2001, indicating all positions and offices with the Company held by each such person.

                                                      Positions and Offices
              Name                  Age               Held With the Company
         -----------------------------------------------------------------------
         James E. Miller            63                President, Chief Executive
                                                      Officer, Chief Financial
                                                      Officer, and Director

          Norman M. Dean            81                Chairman of the Board of
                                                      Directors and Director

          Clark A. Miller           32                Secretary-Treasurer

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

Family Relationships

The President of the Company Jim Miller is also the father to the secretary/treasurer Clark Miller. These are the only two employees who are related in the Company.

Business Experience

Following is a brief account of the business experience during the past five years of each Director and Executive Officer of the Company indicating his principal occupation and employment during that period, and, the name and principal business of any organization in which such occupations and employment were carried on.

Norman M. Dean Mr. Dean has been a director of the Company and its predecessor since January 1987, Treasurer of the Company from December 1988 until October 1989, and Chairman of the Board of Directors since October 1989. He is currently President and a director of Foothills Financial Corporation, Greeley, Colorado, and is a member of the board of directors of Alaris Medical Systems, Inc., San Diego, California, and Miller Feed Lots, Inc., La Salle, Colorado. The Company employs Mr. Dean part-time.

James E. Miller Mr. Miller was the President and a Director of the Company and its predecessor from January 1987 until November 1989. He is presently President, Chief Executive Officer, Chief Financial Officer, and Director of the Company. He has also been a major shareholder, President and Chief Operating Officer of Miller Feed Lots, Inc. since 1960. Mr. Miller also serves as President of Central Weld County Water District, Greeley, Colorado. He works full-time for the Company.

Clark A. Miller Mr. Miller has been Secretary-Treasurer of the Company since October 2000. The Company has employed him since 1999 as the marketing manager for company owned cattle and the grains purchased. Purina Mills employed him as the Western Director of Cattle and Grain risk management for seven years prior to his employment at the Company.

Other Directorships

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

ITEM 10   EXECUTIVE COMPENSATION
--------------------------------

Summary of Compensation

The following table sets forth information concerning the compensation of the Chief Executive Officer of the Company. There were no other executive officers of the Company whose salary and bonuses for the year ended August 31, 2001 exceeded $100,000.

                           Summary Compensation Table

                                                 Annual Compensation
Name and Principal Position            Fiscal Year     Salary    Annual Bonus
---------------------------            -----------     ------    ------------

James E. Miller                          2001         $ 72,000     $   --
Chief Executive Office                   2000           72,000         --
                                         1999           72,000         --

Options

There have been no stock options granted to any of the named executive officers during the three fiscal years ended August 31, 2001.

Compensation of Directors

The Directors of the Company are entitled to receive fees of $500 per quarter for meetings attended, and reimbursement for travel expenses. During the fiscal year ended August 31, 2001, there was only $4,000 paid out in director fees. These fees may be increased or decreased from time-to-time by a majority vote of the Board of Directors. Norman M. Dean is a part-time employee of the Company at a salary of $3,000 per month.

Termination of Employment and Change of Control Arrangement

The Company has no compensation plan or arrangement with any of its current or former Officers or Directors, which results or will result from the resignation, retirement, or any other termination by such individual of employment with the Company.

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners

The following table sets forth the number and percentage of shares of the Company's $.0001 par value Common Stock (its only class of voting securities) owned beneficially by any person who, as of August 31, 2001, is known to the Company to be the beneficial owner of 5% or more of such Common Stock (except Directors and Officers whose ownership is set forth in the next paragraph).

                                               Amount and Nature
                         Name and Address        of Beneficial         Percent
Title of Class         of Beneficial Owner          Ownership          of Class
--------------         -------------------     -----------------       --------

$.0001 Common Stock        None

Security Ownership of Management

The following table sets forth the number and percentage of shares of Company's $.0001 par value Common Stock (its only class of equity securities outstanding) owned beneficially by each Director of the Company, and by all Directors and Officers of the Company as a group, as of August 31, 2000.

     Name of                         Amount & Nature of               Percent
     Beneficial Owner                Beneficial Ownership             of Class
--------------------------------------------------------------------------------
     James E. Miller                     973,210 (1)                   15.2%
     23402 Weld County Road 35
     La Salle, CO  80645

     Norman M. Dean                    1,351,786 (2)                   21.1%
     5754 W 11th Street #201
     Greeley, CO  80634

     Clark A. Miller                     124,438                        1.9%
     8039 Castle Court
     Fort Collins, CO 80528

     All Directors and                 2,449,434                       38.5%
     Executive Officers
      as a Group (3 Persons)
---------------------
(1)   Includes 45,906 shares owned by Mr. Miller's wife.
(2)   Includes 45,905 shares owned by Mr. Dean's wife.

Changes in Control

 There are no arrangements, known to the Company, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Transactions With Miller Feed Lots, Inc.

The Company is related through partial common ownership with Miller Feed Lots, Inc. ("MFL"). James E. Miller, a Director and President of the Company, and Norman M. Dean, a Director and Chairman of the Board of Directors of the Company, together beneficially own 36% of the Company's stock. Together, Mr. Dean and Mr. Miller own all of the outstanding stock of MFL. The Company leases its feedlot facilities and most of its equipment, rents some equipment on a month-to-month basis and purchases some of its transportation services from MFL. Mr. Miller manages the operations of MFL as well as the feedlot operations of the Company. See Note 11 of Notes to Consolidated Financial Statements attached for a summary of the transactions with MFL for the years ended August 31, 2001 and 2000.

On February 1, 1991, the Company executed a 25-year capital lease of its feedlot facility (see Part I, Item 2, Properties) from MFL. As they negotiated for a long-term lease, the Company's Board of Directors undertook considerable analyses and comparisons to insure the lease was consistent with the Company's objectives and that the terms were fair and reasonable. The Board of Directors, including all disinterested directors, unanimously approved the lease. The leased feedlot has a capacity of approximately 20,000 head of cattle. From February 1987 through January 1991, the Company leased the Facility from MFL under a short-term operating lease, and amendments and extensions thereof. The monthly rent under the short-term operating leases was the same as it was under the long-term lease, and the Company was responsible for the same property expenses as under the new long-term lease. The lease payments are 2 1/3" per head per day, with a minimum of $10,750 and maximum of $13,300 per month. The Company has an option to purchase the leased feedlot for $1,300,000.

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

The Company sold its 50% interest in Highland Water on January 1, 2001 to MFL for the value of the note that Highland Water owed the Company and the original investment of $180,000.

Transactions with Highland Water, LLC

The Company had a 50% interest in Highland Water, LLC, a Colorado limited liability company, until January 1, 2001. Through 2000 the Company advanced a total of $263,000 to Highland for operations and expansion. The advances accrued interest at 10%, were due August 2004, and were not collateralized. The notes were sold to MFL for face value on January 1, 2001.

                                     PART IV

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

Exhibits

3.1 Articles of Incorporation and Bylaws and Amendments (except the Amendment described in 3.2 below) thereto (incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement No. 33-26285)

3.2 Amendment to Articles of Incorporation dated January 22, 1990, providing for 1:250 reverse stock split and reduction in number of authorized shares (incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement No. 33-40461)

10.1 Long-Term Lease of Feedlot Facilities dated August 1, 1992 that constitutes an amendment to the original lease dated February 1, 1991 (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-K for the year ended August 31, 1992)

10.2 Equipment Sale and Purchase Agreement dated August 13, 1992 (incorporated by reference to Exhibit 10.2 to Registrant's Form 10-K for the year ended August 31, 1992)

10.3 Equipment Lease dated August 15, 1992 (incorporated by reference to Registrant's Form 10-K for the year ended August 31, 1992)

Reports on Form 8-K

Item 6  (b)- Exhibits and Reports on Form 8-K - None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MILLER DIVERSIFIED CORPORATION

Dated: December 7, 2001                     By:  /s/  James E. Miller
                                               ---------------------------------
                                                      James E. Miller, President


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                        Title                       Date
        ---------                   --------------------       ----------------

  /s/  James E. Miller              President, Principal       December 7, 2001
--------------------------          Executive Officer,
       James E. Miller              Principal Financial
                                    Officer, and Director


  /s/  Clark A. Miller              Secretary-Treasurer,       December 7, 2001
--------------------------          Principal Marketing
       Clark A. Miller              Officer


  /s/  Norman M. Dean               Chairman of the            December 7, 2001
-------------------------           Board and Director
       Norman M. Dean