Form 10KSB/A
period 2001-08-31
MILLER DIVERSIFIED CORP
filed 2001-12-19
CIK 844856

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


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B if not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB/A or any amendment to this Form 10-KSB/A. X


Registrant's revenues for its most recent fiscal year were $14,638,999.

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
=======================================================================================


Continued on next page.

                                          F-6



MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS  Continued
---------------------------------------------------------------------------------------------
Years Ended August 31,                                                2001          2000
---------------------------------------------------------------------------------------------

Reconciliation of Net Income (Loss) to Net
    Cash Provided (Used) by Operating Activities:
    Net income (Loss)                                             $   (57,733)   $  (116,881)
    Adjustments:
      Depreciation and amortization                                    96,558         96,939
      Equity in (earnings) loss of investee                            (9,194)       111,175
      Gain on sale of other investments                              (206,042)          --
      Deferred income taxes                                            (4,245)       (59,185)
      Unrealized hedging losses                                      (109,241)           --
      Changes in assets and liabilities:
        (Increase) decrease in:
          Trade accounts receivable                                  (220,493)       213,630
          Trade accounts receivable  related party                     16,946        148,096
          Inventories                                                 414,197     (2,830,549)
          Prepaid expenses                                             (6,707)         2,323
          Deposits and other                                           (1,879)        (4,219)
        Increase (decrease) in:
          Trade accounts payable and accrued expenses                  35,179        135,807
          Trade accounts payable  related parties                    (258,051)       258,076
          Customer advance feed contracts                             (14,907)       (78,526)
---------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Operating Activities                  $  (325,612)   $(2,123,314)
=============================================================================================

Noncash Financing and Investing Activities:
    Note receivable exchanged for receivable from related party   $   263,000    $      --
    Investment in closelyheld business exchanged for
      receivable from related party                                   189,194
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


                                            MILLER DIVERSIFIED CORPORATION

Dated: December 18, 2001                     By:  /s/  James E. Miller
                                               ---------------------------------
                                                      James E. Miller, President


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                        Title                       Date
        ---------                   --------------------       ----------------

  /s/  James E. Miller              President, Principal       December 18, 2001
--------------------------          Executive Officer,
       James E. Miller              Principal Financial
                                    Officer, and Director


  /s/  Clark A. Miller              Secretary-Treasurer,       December 18, 2001
--------------------------          Principal Marketing
       Clark A. Miller              Officer


  /s/  Norman M. Dean               Chairman of the            December 18, 2001
-------------------------           Board and Director
       Norman M. Dean