Form 10QSB
period 2001-11-30
MILLER DIVERSIFIED CORP
filed 2002-01-09
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934


                     For the Quarter Ended November 30, 2001

                         Commission File Number 01-19001

                         MILLER DIVERSIFIED CORPORATION
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Nevada                                            84-1070932
 -----------------------------                           -------------------
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

Number of shares of Common Stock, par value $.0001, outstanding on January 3, 2002, 6,364,640.

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


     We have reviewed the accompanying consolidated balance sheet of Miller Diversified Corporation and its subsidiary as of November 30, 2001, and the related consolidated statements of operations for each of the three-month periods ended November 30, 2001 and 2000, and the consolidated statement of cash flows for the three-month periods ended November 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

     We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of August 31, 2001, and the related consolidated statements of operations, of shareowners' equity, and of cash flows for the year then ended (not presented herein), and in our report dated October 9, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of August 31, 2001 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                                            /s/  ANDERSON & WHITNEY, P.C.
                                            -----------------------------------
                                                 ANDERSON & WHITNEY, P.C.

Greeley, Colorado
January 3, 2002

PART I  FINANCIAL INFORMATION

Item 1  Financial Statements


MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                                          Nov. 30       Aug. 31
                                                           2001          2001
--------------------------------------------------------------------------------

ASSETS
------
Current Assets:
    Cash                                                $   94,819    $  272,915
    Receivables:
      Trade accounts                                       440,049       882,123
      Trade accounts  related parties                      173,314       144,770
      Accounts receivable - related parties                623,545       452,169
      Notes - cattle financing                             276,152        31,723
      Notes - cattle financing - related parties              --            --
    Inventories                                          3,703,617     4,073,397
    Prepaid expenses and other                              10,062        25,704
--------------------------------------------------------------------------------
      Total Current Assets                               5,321,558     5,882,801
--------------------------------------------------------------------------------
Property and Equipment:
  Feedlot facility under capital lease -
    related party                                        1,497,840     1,497,840
  Equipment                                                211,482       205,582
  Leasehold improvements                                   174,050       174,050
                                                        ----------    ----------
                                                         1,883,372     1,877,472

Less:  Accumulated depreciation
       and amortization                                    886,400       862,792
--------------------------------------------------------------------------------
      Total Property and Equipment                         996,972     1,014,680
--------------------------------------------------------------------------------
Other Assets:
    Other investments                                         --            --
    Notes receivable - related parties                     300,000       300,000
    Deferred income taxes                                  317,560       228,481
    Deposits and other                                      11,495        11,495
--------------------------------------------------------------------------------
      Total Other Assets                                   629,055       539,976
--------------------------------------------------------------------------------
TOTAL ASSETS                                            $6,947,585    $7,437,457
================================================================================


Continued on next page.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS  Continued
--------------------------------------------------------------------------------
                                                       Nov. 30        Aug. 31
                                                         2001           2001
--------------------------------------------------------------------------------

LIABILITIES
-----------
Current Liabilities:
    Cash overdraft                                   $      --      $    48,358
    Notes payable                                      3,837,103      3,781,264
    Trade accounts payable                               390,901        642,876
    Accounts payable - related party                        --             --
    Accrued expenses                                      77,487         82,825
    Customer advance feed contracts                         --             --
    Current portion of:
      Capital lease obligations - related party           27,990         27,990
      Long-term debt                                       7,173          7,173
      Long-term debt - related party                      58,918         58,918
--------------------------------------------------------------------------------
      Total Current Liabilities                        4,399,572      4,649,404
Capital Lease Obligation - Related Party                 896,148        902,861

Long-Term Debt                                             2,087          3,225
Long-Term Debt - Related Party                           129,128        143,312
--------------------------------------------------------------------------------
    Total Liabilities                                  5,426,935      5,698,802
--------------------------------------------------------------------------------

Commitments
-------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
--------------------

Preferred Stock                                             --             --
Common Stock, par value $.0001 per share
  25,000,000 shares authorized; 6,364,640
  shares issued and outstanding                              636            636
Additional Paid-In Capital                             1,351,693      1,351,693
Retained Earnings                                        228,331        495,567
Accumulated Other Comprehensive Income (Loss)            (60,010)      (109,241)
--------------------------------------------------------------------------------
    Total Stockholders' Equity                         1,520,650      1,738,655
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 6,947,585    $ 7,437,457
================================================================================


          See Accompanying Notes to Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
First Quarter Ended November  30,                       2001            2000
--------------------------------------------------------------------------------
Revenue:
    Feed and related sales                           $   916,742    $ 1,030,044
    Fed cattle sales                                   1,937,608      3,488,882
    Feedlot services                                     234,032        299,582
    Interest income                                       12,687         14,043
    Interest income - related parties                      4,500         10,884
    Other income                                          25,581         24,116
--------------------------------------------------------------------------------
      Total Revenue                                    3,131,150      4,867,551
--------------------------------------------------------------------------------

Costs and Expenses:
    Cost of:
      Feed and related sales                             734,693        827,270
      Fed cattle sold                                  2,264,012      3,547,325
      Feedlot services                                   245,265        239,417
    Selling, general, and administrative                 201,800        225,650
    Equity in (earnings) loss of investee                   --           (5,239)
    Interest                                              11,220         13,271
   Interest on note payable - related party                4,938          6,283
    Interest on capital leases - related party            25,537         26,234
--------------------------------------------------------------------------------
      Total Costs and Expenses                         3,487,465      4,880,211
--------------------------------------------------------------------------------
Income (Loss) Before Income Taxes                       (356,315)       (12,660)

Income Tax Expense (Benefit)                             (89,079)        (4,000)
--------------------------------------------------------------------------------

NET INCOME (LOSS)                                    $  (267,236)   $    (8,660)
================================================================================

INCOME (LOSS) PER COMMON SHARE                       $     (0.04)   $      --
================================================================================

Weighted Average Number of Common
   Shares Outstanding                                  6,364,640      6,364,640
================================================================================


          See Accompanying Notes to Consolidated Financial Statements.



MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------
First Quarter Ended November 30                               2001           2000
------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
    Cash received from customers                          $ 3,356,117    $ 4,944,520
    Cash paid to suppliers and employees                   (3,238,321)    (4,250,984)
    Interest received                                          17,187         28,616
    Interest paid                                             (48,196)       (26,410)
    Income taxes paid                                            --             --
------------------------------------------------------------------------------------
   Net Cash Provided (Utilized) by Operating Activities        86,787        695,742
------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
    Acquisition of property and equipment                      (5,900)          --
    Loans to related party                                       --          (14,000)
    Collections from cattle financing                            --             --
    Loans for cattle financing                               (244,429)      (138,177)
    Proceeds from sale of other investments                      --           15,585
    Distributions received from other investments                --             --
------------------------------------------------------------------------------------
  Net Cash Provided (Used) by Investing Activities           (250,329)      (136,592)
------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
    Proceeds from:
      Notes payable                                         6,595,729      3,771,131
      Long-term debt - related party                             --             --
      Long-term debt                                             --             --
    Principal payments on:
      Notes payable                                        (6,539,890)    (4,443,556)
      Capital lease obligations - related party                (6,713)        (6,016)
      Longterm debt - related party                           (14,184)       (12,840)
      Longterm debt                                            (1,138)        (1,513)
    Change in cash overdraft                                  (48,358)          --
------------------------------------------------------------------------------------
    Net Cash Provided (Used) by Financing Activities          (14,554)      (692,794)
------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                              (178,096)      (133,644)
------------------------------------------------------------------------------------
Cash, Beginning of Period                                     272,915        388,545
------------------------------------------------------------------------------------
Cash, End of Period                                       $    94,819    $   254,901
====================================================================================


Continued on next page.

                                         6

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS  Continued
--------------------------------------------------------------------------------
First Quarter Ended November 30                             2001         2000
--------------------------------------------------------------------------------

Reconciliation of Net Income (Loss) to Net
    Cash Provided (Used) by Operating Activities:
    Net income (Loss)                                    $(267,236)   $  (8,660)
    Adjustments:
      Depreciation and amortization                         23,608       21,135
      Equity in (earnings) loss of investee                   --         (5,239)
      Gain on sale of other investments                       --           --
      Deferred income taxes                                (89,079)      (4,000)
      Unrealized hedging losses                             49,231         --
      Changes in assets and liabilities:
        (Increase) decrease in:
          Trade accounts receivable                        442,074       56,339
          Trade accounts receivable  related party         (28,544)      59,274
          Accounts receivable  related party              (171,376)        --
          Inventories                                      369,780      705,159
          Prepaid expenses                                  15,642       (4,602)
          Deposits and other                                  --         (1,879)
        Increase (decrease) in:
          Trade accounts payable and accrued expenses     (257,313)      29,401
          Trade accounts payable - related parties            --       (151,186)
          Customer advance feed contracts                     --           --
--------------------------------------------------------------------------------
Net Cash Provided (Used) by Operating Activities         $  86,787    $ 695,742
================================================================================


          See Accompanying Notes to Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

---------------------

The consolidated balance sheets as of November 30, 2001 and August 31, 2001, the consolidated statements of earnings for the three months ended November 30, 2001 and 2000 and the consolidated statements of cash flows for the three months ended November 30, 2001 and 2000 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted as allowed by the rules and regulations of the Securities and Exchange Commission.


In preparation of the above-described financial statements, all adjustments of a normal and recurring nature have been made. The Company believes that the accompanying financial statements contain all adjustments necessary to present fairly the results of operations and cash flows for the periods presented. Further, management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the annual financial statements and the notes thereto. The operations for the three-month period ended November 30, 2001 are not necessarily indicative of the results to be expected for the year.

Item 2 - Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
         and Results of Operations
         -------------------------

Results of Operations
---------------------

Quarter Ended November 30, 2001:

Total revenue for the quarter ended November 30, 2001 decreased $1,736,401 or 36% less, compared to the quarter ended November 30, 2000. This decrease is mainly due to cattle sales, which decreased $1,551,274 and represented 61% of revenue for the quarter ended November 30, 2001 compared to 72% for the quarter ended November 30, 2000. The two principle factors in the decline are: (1) the drop in the cattle market for much of the quarter as a result of the September 11 terrorist attacks and (2) fewer number of cattle being marketed in the first quarter compared to the previous year. Feed and related sales were down $113,302, an 11% decrease, due to a reduction in numbers of customer cattle on hand for much of the quarter.

Overall gross profit was $(155,588) for the quarter ended November 30, 2001, a decrease of $360,084 from the $204,496 gross profit for the corresponding quarter in 2000. The gross profit percentages were (5%) and 4.2%, respectively, for the quarters ended November 30, 2001 and 2000. The decrease in gross profit percentages is due to the September 11 terrorist attacks and the resulting reduction in cattle prices. With this uncertainty, fewer customers were willing to place their cattle in the feedlot which resulted in lower cattle numbers. The gross profit percentages for fed cattle sales were (16.8%) and (1.7%), respectively, for the quarters ended November 30, 2001 and 2000, the decrease stemming from the market impact of the previously mentioned terrorist attack. Feed and related sales gross profit percentage increased .2% due to management's cost cutting efforts, while generating $20,725 less in gross profit due to lower volume. Feedlot services generated $(11,233) in gross profit for the first quarter compared to $60,165 the quarter ended November 30, 2000. This loss is attributed to fixed costs that were not absorbed due to fewer cattle in the feedlot this quarter compared to a year ago.

Selling, general, and administrative expenses decreased $23,850 to $201,800 for the quarter ended November 30, 2001 compared to the corresponding quarter of 2000. The decrease in costs were due to the decrease in accounting personnel that were used a year ago to finish with the installation of the new accounting software, which has now been completed.

Total interest expense decreased $4,093 for the quarter ended November 30, 2001 over the corresponding quarter a year earlier as a result of lower principle balances on long-term debt, improved cash flow management due to the new software system, and lower interest rates.

The net loss of $267,236 for the quarter ended November 30, 2001 is greater than the $8,660 for the quarter ended November 30, 2000 and is generally a result of lower beef prices and smaller numbers of cattle in the feedlot.

Liquidity and Capital Resources
-------------------------------

For the three months ended November 30, 2001, operating activities provided $86,787. Much of this is from a $242,154 reduction of accounts receivable and a $234,442 decrease in Company-owned cattle inventory. A portion of these proceeds were used to reduce accounts payable by $257,313. Working capital at November 30, 2001 was $921,986.

Investing activities used $250,329, primarily for loans on cattle for outside investors. Cash flow used by financing activities amounted to $14,554 for the quarter ended November 30, 2001. Of this amount, $141,686 was used to reduce short-term notes which finance the inventory of Company-owned cattle on feed, $198,000 was applied to the operating line from Miller Feeders, $150,000 was provided by the operating line for MDC, and $245,527 was provided by the investor line for MDC.

The Company believes that internally generated funds and the available borrowing under its existing credit facilities will provide sufficient liquidity and enable it to meet its current and foreseeable working capital requirements. The Company's $300,000 operating line of credit had an outstanding balance of $250,000 at November 30, 2001 and the $4 million revolving line of credit for purchase and feed cattle to slaughter had an outstanding balance at November 30, 2001 of $3,210,070. At November 30, 2001, there was also $1,722,968 available on the line of credit for financing qualified customer's cattle feeding programs.

The Company had no material commitments for capital expenditures at November 30, 2001.

New Accounting Pronouncements

Management does not believe there are new accounting standards the implementation of which will significantly impact the Company's financial statements.

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


                                            MILLER DIVERSIFIED CORPORATION
                                            ------------------------------
                                                     (Registrant)



     Date:  January 7, 2002                 /s/  JAMES E MILLER
                                            ------------------------------
                                                 James E. Miller
                                                 President, Chief Executive
                                                 Officer, Chief Financial
                                                 Officer



     Date:  January 7, 2002                 /s/  CLARK A MILLER
                                            -----------------------------
                                                 Clark A. Miller
                                                 Secretary-Treasurer