Form 10QSB
period 2002-02-28
MILLER DIVERSIFIED CORP
filed 2002-04-12
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC

                                   FORM 10-QSB

                      Quarterly Report Under Section 13 or
               15 (d) of the Securities and Exchange Act of 1934

                     For the Quarter Ended February 28, 2002

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

                                Mailing Address:
                                ----------------

                                  P. O. Box 237
                             La Salle,Colorado 80645

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

                        YES   X          NO

Number of shares of Common Stock, par value $.0001, outstanding on April 8, 2002, 6,364,640.

Transitional Small Business Disclosure Format:         YES      NO   X

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Report on Review by Independent Accountants
To the Board of Directors
Miller Diversified Corporation

     We have reviewed the accompanying consolidated balance sheet of Miller Diversified Corporation and its subsidiary as of February 28, 2002, and the related consolidated statements of operations for each of the three-month and six-month periods ended February 28, 2002 and 2001, and the consolidated statement of cash flows for the six-month periods ended February 28, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States. We previously audited in accordance with auditing standards generally accepted in the United States the consolidated balance sheet as of August 31, 2001, and the related consolidated statements of operations, of shareowners' equity, and of cash flows for the year then ended (not presented herein), and in our report dated October 9, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of August 31, 2001 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                                ANDERSON & WHITNEY, P.C.

Greeley, Colorado
April 3, 2002

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                                         Feb. 28       Aug. 31
                                                           2002          2001
--------------------------------------------------------------------------------

ASSETS
------
Current Assets:
    Cash                                                $  250,156    $  272,915
    Receivables:
      Trade accounts                                       537,998       882,123
      Trade accounts - related parties                     108,274       144,770
      Accounts receivable - related parties                896,476       452,169
      Notes - cattle financing                             515,507        31,723
      Notes - cattle financing - related parties              --            --
    Inventories                                          3,310,118     4,073,397
    Prepaid expenses and other                              58,144        25,704
--------------------------------------------------------------------------------
      Total Current Assets                               5,676,673     5,882,801
--------------------------------------------------------------------------------

Property and Equipment:
  Feedlot facility under capital lease -
    related party                                        1,497,840     1,497,840
    Equipment                                              211,482       205,582
    Leasehold improvements                                 174,050       174,050
                                                         -----------------------

                                                         1,883,372     1,877,472
Less:  Accumulated depreciation
          and amortization                                 910,008       862,792
--------------------------------------------------------------------------------
      Total Property and Equipment                         973,364     1,014,680
--------------------------------------------------------------------------------

Other Assets:
    Other investments                                         --            --
    Notes receivable - related parties                     300,000       300,000
    Deferred income taxes                                  307,654       228,481
    Deposits and other                                      12,495        11,495
--------------------------------------------------------------------------------
      Total Other Assets                                   620,149       539,976
--------------------------------------------------------------------------------
TOTAL ASSETS                                            $7,270,186    $7,437,457
================================================================================


Continued on next page.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------
                                                       Feb. 28        Aug. 31
                                                         2002           2001
--------------------------------------------------------------------------------

LIABILITIES
-----------
Current Liabilities:
    Cash overdraft                                   $      --      $    48,358
    Notes payable                                      4,078,290      3,781,264
    Trade accounts payable                               501,066        642,876
    Accounts payable - related party                        --             --
    Accrued expenses                                      39,165         82,825
    Customer advance feed contracts                         --             --
    Current portion of:
      Capital lease obligations - related party           27,990         27,990
      Long-term debt                                       7,172          7,173
      Long-term debt - related party                      58,918         58,918
--------------------------------------------------------------------------------
      Total Current Liabilities                        4,712,601      4,649,404
Capital Lease Obligation - Related Party                 889,248        902,861
Long-Term Debt                                               288          3,225
Long-Term Debt - Related Party                           114,587        143,312
--------------------------------------------------------------------------------
    Total Liabilities                                  5,716,724      5,698,802
--------------------------------------------------------------------------------

Commitments
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
--------------------
Preferred Stock                                             --             --
Common Stock, par value $.0001 per share
  25,000,000 shares authorized; 6,364,640
  shares issued and outstanding                              636            636
Additional Paid-In Capital                             1,351,693      1,351,693
Retained Earnings                                        228,828        495,567
Accumulated Other Comprehensive Income (Loss)            (27,695)      (109,241)
--------------------------------------------------------------------------------
    Total Stockholders' Equity                         1,553,462      1,738,655
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 7,270,186    $ 7,437,457
================================================================================


See Accompanying Notes to Consolidated Financial Statements.



MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------------
Six Months Ended  February 28                                          2002              2001
---------------------------------------------------------------------------------------------------

Revenue:
    Feed and related sales                                        $ 1,686,460           $ 2,345,636
    Fed cattle sales                                                3,295,479             4,946,123
    Feedlot services                                                  447,187               643,090
    Interest income                                                    20,489                43,303
    Interest income - related parties                                   9,000                26,939
    Other income                                                       38,643                17,618
---------------------------------------------------------------------------------------------------
      Total Revenue                                                 5,497,258             8,022,709
---------------------------------------------------------------------------------------------------

Costs and Expenses:
    Cost of:
      Feed and related sales                                        1,325,790             1,905,714
      Fed cattle sold                                               3,838,425             5,001,670
      Participation Company cattle sold - related parties            (271,473)                 --
      Feedlot services                                                481,568               570,563
    Selling, general, and administrative                              386,373               484,540
    Equity in (earnings) loss of investee                                --                  (9,194)
    Interest                                                           22,081                28,061
   Interest on note payable - related party                            60,406                64,543
---------------------------------------------------------------------------------------------------
      Total Costs and Expenses                                      5,843,170             8,045,897
---------------------------------------------------------------------------------------------------

Income (Loss) Before Income Taxes                                    (345,912)              (23,188)

Income Tax Expense (Benefit)                                          (79,173)               (4,000)
---------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                 $  (266,739)          $   (19,188)
===================================================================================================

INCOME (LOSS) PER COMMON SHARE                                    $     (0.04)          $      --
===================================================================================================

Weighted Average Number of Common
   Shares Outstanding                                               6,364,640             6,364,640
===================================================================================================


See Accompanying Notes to Consolidated Financial Statements.






MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------
Three Months Ended February 28                                         2002                   2001
------------------------------------------------------------------------------------------------------

Revenue:
   Feed and related sales                                         $   769,718              $ 1,315,592
   Fed cattle sales                                                 1,357,871                1,457,241
   Feedlot services                                                   213,155                  343,508
   Interest income                                                      7,802                   19,187
   Interest income - related parties                                    4,500                   12,896
   Other                                                               13,062                    6,734
------------------------------------------------------------------------------------------------------
     Total Revenue                                                  2,366,108                3,155,158
------------------------------------------------------------------------------------------------------

Costs and Expenses:
   Cost of:
     Feed and related sales                                       $   591,097                1,078,444
     Fed cattle sold                                                1,574,413                1,454,345
     Participation Company cattle sold - related parties             (271,473)                    --
     Feedlot services                                                 236,303                  331,146
   Selling, general, and administrative                               184,573                  258,890
   Equity in loss of investee                                            --                     (3,955)
   Interest                                                            10,861                   14,790
   Interest on note payable - related party                            29,931                   32,026
------------------------------------------------------------------------------------------------------
     Total Costs and Expenses                                       2,355,705                3,165,686
------------------------------------------------------------------------------------------------------


Income (Loss) Before Income Taxes                                      10,403                  (10,528)

Income Tax Expense (Benefit)                                            9,906                     --
------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                 $       497              $   (10,528)
======================================================================================================

INCOME (LOSS) PER COMMON SHARE                                    $      0.00              $     (0.00)
======================================================================================================

Weighted Average Number of Common
   Shares Outstanding                                               6,364,640                6,364,640
======================================================================================================


See Accompanying Notes to Consolidated Financial Statements.




MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------
Six Months Ended February 28                                            2002                      2001
---------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
    Cash received from customers                                     $ 5,675,556              $ 8,037,848
    Cash paid to suppliers and employees                              (5,306,637)              (8,046,558)
    Interest received                                                     29,489                   44,557
    Interest paid                                                       (134,876)                 (33,391)
    Income taxes paid                                                       --                       --
---------------------------------------------------------------------------------------------------------
   Net Cash Provided (Utilized) by Operating Activities                  263,532                    2,456
---------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
    Acquisition of property and equipment                                 (5,900)                    --
    Loans to related party                                                  --                    (14,000)
    Collections from cattle financing                                     82,992                  105,596
    Loans for cattle financing                                          (566,776)                (313,669)
    Proceeds from sale of other investments                                 --                     39,947
    Distributions received from other investments                           --                       --
---------------------------------------------------------------------------------------------------------
  Net Cash Provided (Used) by Investing Activities                      (489,684)                (182,126)
---------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
    Proceeds from:
      Notes payable                                                    5,957,615                6,567,682
      Long-term debt - related party                                        --                       --
      Long-term debt                                                        --                       --
    Principal payments on:
      Notes payable                                                   (5,660,589)              (6,539,890)
      Capital lease obligations - related party                          (13,613)                 (12,199)
      Long-term debt - related party                                     (28,725)                 (26,003)
      Long-term debt                                                      (2,938)                  (2,605)
    Change in cash overdraft                                             (48,358)                    --
---------------------------------------------------------------------------------------------------------
     Net Cash Provided (Used) by Financing Activities                     203,392                  (13,015)
 ---------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                                          (22,760)                (192,685)
Cash, Beginning of Period                                                272,915                  388,545
--------------------------------------------------------------------------------
Cash, End of Period                                                  $   250,155              $   195,860
=========================================================================================================

Continued on next page.




MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
---------------------------------------------------------------------------------------------------
Six months Ended February 28                                         2002                    2001
---------------------------------------------------------------------------------------------------
Reconciliation of Net Income (Loss) to Net
    Cash Provided (Used) by Operating Activities:
    Net income (Loss)                                             $(266,739)              $ (19,188)
    Adjustments:
      Depreciation and amortization                                  47,216                  42,270
      Equity in (earnings) loss of investee                            --                    (9,194)
      Gain on sale of other investments                                --                      --
      Deferred income taxes                                         (79,173)                 (4,000)
      Unrealized hedging losses                                      81,546                    --
      Changes in assets and liabilities:
        (Increase) decrease in:
          Trade accounts receivable                                 344,125                 (68,779)
          Trade accounts receivable - related party                  36,496                 143,382
          Accounts receivable - related party                      (444,307)                   --
          Inventories                                               763,279                 414,237
          Prepaid expenses                                          (32,440)                (23,504)
          Deposits and other                                         (1,000)                 (1,879)
        Increase (decrease) in:
          Trade accounts payable and accrued expenses              (185,471)               (197,906)
          Trade accounts payable - related parties                     --                  (258,076)
          Customer advance feed contracts                              --                   (14,907)
---------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Operating Activities                  $ 263,532               $   2,456
===================================================================================================


See Accompanying Notes to Consolidated Financial Statements.

                                       8

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

_____________________

The consolidated balance sheets as of February 28, 2002 and August 31, 2001, the consolidated statements of earnings for the three months and six months ended February 28, 2002 and 2001 and the consolidated statements of cash flows for the three months ended February 28, 2002 and 2001 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted as allowed by the rules and regulations of the Securities and Exchange Commission.

In preparation of the above-described financial statements, all adjustments of a normal and recurring nature have been made. The Company believes that the accompanying financial statements contain all adjustments necessary to present fairly the results of operations and cash flows for the periods presented. Further, management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the annual financial statements and the notes thereto. The operations for the six-month period ended February 28, 2002 are not necessarily indicative of the results to be expected for the year.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Results of Operations
---------------------

Quarter Ended February 28, 2002:

Total revenue for the quarter ended February 28, 2002 decreased $789,050 or 25% less, compared to the quarter ended February 28, 2001. The main decrease was in feed and related sales, which was down $545,874 or a decrease of 41%. This was due to fewer numbers in the feedlot caused by the continuing uncertainty of the market from the September terrorists' attacks. Cattle sales, which decreased $99,370 from the second quarter of 2001 and represented 58% of revenue for the quarter ended February 28, 2002 compared to 47% for the quarter, ended February 28, 2001.

Miller Feedlots Inc. (MFL) is a related-party entity due to partial common ownership. The Company's president and the chairman of the board of directors own all of the outstanding stock of MFL, and together beneficially own 36% of the Company's stock. Toward the end of the second quarter, the Company reached an agreement with MFL whereby MFL will participate in 50% of the profits or losses from the fed cattle sales. The participation is retroactive to September 1, 2001. Through February 28, 2002, MFL's share of the fed cattle losses was $271,473, which is reported as a reduction of cost of sales for the second quarter.

Overall gross profit was $210,404 for the quarter ended February 28, 2002, a decrease of $42,002 from the $252,406 gross profit for the corresponding quarter in 2001. The gross profit percentages were 9% and 8.1%, respectively, for the quarters ended February 28, 2002 and 2001. Excluding the effect of the MFL participation discussed in the preceding paragraph, the overall gross profit
(loss) would have been $(61,069) for the second quarter, a decrease of $313,475 from the corresponding quarter in 2001. Overall gross profit (loss) percentages without the participation were (2.6%) and 8%, respectively, for the quarters ended February 28, 2002 and 2001. The decrease in gross profit percentages is primarily due to the continuing depressed cattle market following the September 11 terrorist attacks. With this general uncertainty in the market, fewer customers were willing to place cattle in the feedlot, which resulted in lower cattle numbers. Gross profit (loss) percentages for fed cattle sales, excluding the MFL participation, were (15.9%) and .2% respectively, for the quarters ended February 28, 2002 and 2001. The MFL participation improves the fed cattle gross profit for the second quarter to 4%.

The feed and related sales gross profit percentage increased 5.2% due to management's cost cutting efforts, while generating $58,527 less in gross profit due to lower volume. Feedlot services generated $(23,148) in gross profit for the quarter ended February 28, 2002, compared to $12,362 the quarter ended February 28, 2001. This loss is attributed to fixed costs that could not be absorbed due to fewer cattle in the feedlot this quarter compared to a year ago.

Selling, general, and administrative expenses decreased $74,317 to $184,573 for the quarter ended February 28, 2002 compared to the corresponding quarter of 2001. The decrease in costs, were due mainly to the two following items. The first being the decrease in accounting personnel that were used a year ago to finish with the installation of the new accounting software, which has now been completed. The second being the reduction in customer feed incentives paid out in 2002, were $14,963 compared to $30,000 in 2001.

Total interest expense decreased $6,024 for the quarter ended February 28, 2002 over the corresponding quarter a year earlier as a result of lower principle balances on long-term debt, improved cash flow management due to the new software system, and lower interest rates. The $9,906 income tax expense relates to deferred taxes and includes an additional allowance of $7,305 for deferred tax assets related to a net operating loss carry forward that expires this fiscal year.

The net income of $497 for the quarter ended February 28, 2002 is an improvement over the net (loss) of $(10,528) for the quarter ended February 28, 2001. Without the MFL participation, the net profit (loss) for the second quarter would have been $(203,108).

Six Months Ended February 28, 2002:

Total revenue for the six months ended February 28, 2002 decreased $2,525,451 or 31% less, compared to the six months ended February 28, 2001. The main decrease was in fed cattle sales, which was down $1,650,644 or a decrease of 33%. This was due to fewer numbers of cattle marketed and the general reduction in cattle prices since September 11. There was also a decrease in feed and related sales, which decreased $659,176 and represented 31% of revenue for the six months ended February 28, 2002 compared to 30% for the six months ended February 28, 2001.

Overall gross profit was $54,816 for the six months ended February 28, 2002, a decrease of $402,086 from the $456,902 gross profit for the corresponding quarter in 2001. Excluding the effect of the MFL participation disclosed in the discussion of second quarter operations, the overall gross profit (loss) for the six months ended February 28, 2002 would have been $(216,657). The overall gross profit percentages without the participation were (4)% and 5.7%, respectively, for the six months ended February 28, 2002 and 2001. The decrease in gross profit percentages is primarily due to the continuing depressed cattle market following the September 11 terrorist attacks. With this general uncertainty in the market, fewer customers were willing to place cattle in the feedlot, which resulted in lower cattle numbers. Gross profit percentages for fed cattle sales exclusive of MFL participation were (16.4%) and (1.1)%, respectively, for the six months ended February 28, 2002 and 2001, the decrease stemming from the market impact of the previously mentioned terrorist attack.

Feed and related sales gross profit percentage increased 2.7% due to management's cost cutting efforts, while generating $79,252 less in gross profit due to lower volume. Feedlot services generated $(34,381) in gross profit (loss) for the six months ended February 28, 2002 compared to $72,527 the quarter ended February 28, 2001. This loss is attributed to fixed costs that could not be reduced, and then absorbed due to fewer cattle in the feedlot for this six months compared to a year ago.

Selling, general, and administrative expenses decreased $98,167 to $386,373 for the six months ended February 28, 2002 compared to the corresponding time frame for 2001. The decrease in costs, were due to the decrease in accounting personnel that were used a year ago to finish with the installation of the new accounting software, which has now been completed. The second factor in the decrease was the drop in payment of customer incentives from $48,000 to $14,963.

Total interest expense decreased $10,117 for the six months ended February 28, 2002 over the corresponding quarter a year earlier as a result of lower principle balances on long-term debt, improved cash flow management due to the new software system, and lower interest rates.

The net loss of $266,739 for the six months ended February 28, 2002 is greater than the net loss of $19,188 for the quarter ended February 28, 2001 and is generally a result of lower beef prices and smaller numbers of cattle in the feedlot. Without the MFL participation, the year to date 2002 net loss would have been $(470,343).

Liquidity and Capital Resources
-------------------------------

For the six months ended February 28, 2002, operating activities provided cash flow of $263,532. Much of this is from $344,125 in collections of accounts receivable and a $483,784 decrease in Company-owned cattle inventory. A portion of these proceeds was used to reduce accounts payable by $185,470. Working capital as of February 28, 2002 was $964,070.

Investing activities used $489,684, primarily for advances on loans to outside investors for purchasing cattle to be placed in the feedlot. Of this amount $453,488 was borrowed on MDC's investor line of credit. Other short-term borrowing by MDC during the six months ended February 28, 2002 included $201,098 advanced on the operating line of credit. For the same period, there was a net reduction of $359,560 on the line of credit for company-owned cattle on feed. Total financing activities for the six months ended February 28, 2002 provided $203,392.

The Company believes that internally generated funds and the available borrowing under its existing credit facilities will provide sufficient liquidity and enable it to meet its current and foreseeable working capital requirements. The Company's $300,000 operating line of credit had an outstanding balance of $301,098 at February 28, 2002 and the $4 million revolving line of credit for purchase and feed cattle to slaughter had an outstanding balance at February 28, 2002 of $2,992,199. At February 28, 2002, there was also $1,516,007 available on the line of credit for financing qualified customer's cattle feeding programs.

The Company had no material commitments for capital expenditures at February 28, 2002.

New Accounting Pronouncements

Management does not believe there are new accounting standards the implementation of which will significantly impact the Company's financial statements.

PART II OTHER INFORMATION

Items one through six none.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MILLER DIVERSIFIED CORPORATION
                                        ------------------------------
                                                 (Registrant)

Signature                            Title                      Date
---------                            -----                      ----

/s/ James E. Miller            President, Principal         April 11, 2002
--------------------------     Executive Officer
James E. Miller                Principal Financial
                               Officer, and Director

/s/ Clark A. Miller            Secretary-Treasurer          April 11, 2002
--------------------------     Principal Marketing
Clark A. Miller                Officer

/s/ Norman M. Dean             Chairman of the              April 11,2002
--------------------------     Board and Director
Norman M. Dean