Form 10QSB
period 2002-05-31
MILLER DIVERSIFIED CORP
filed 2002-07-15
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934


                       For the Quarter Ended May 31, 2002

                         Commission File Number 01-19001

                         MILLER DIVERSIFIED CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                       Nevada                                   84-1070932
--------------------------------                          ---------------------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization                          Identification Number)


                                Mailing Address:
                                  P. O. Box 237
                            La Salle, Colorado 80645

                            23360 Weld County Road 35
                            La Salle, Colorado 80645
                         ------------------------------
                    (Address of Principal Executive Office)

                                (970) 284-5556
             -------------------------------------------------------
              (Registrant's telephone number, including area code)


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

Number of shares of Common Stock, par value $.0001, outstanding on May 31, 2002, 6,364,640.

Transitional Small Business Disclosure Format: YES      NO   X
                                                   ---      ---

                         PART I - FINANCIAL INFORMATION
 Item 1 - Financial Statements


                   Report on Review by Independent Accountants


To the Board of Directors
Miller Diversified Corporation


     We have reviewed the accompanying consolidated balance sheet of Miller Diversified Corporation and its subsidiary as of May 31, 2002, and the related consolidated statements of operations for each of the three-month and nine-month periods ended May 31, 2002 and 2001, and the consolidated statement of cash flows for the nine-month periods ended May 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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


                                          ANDERSON & WHITNEY, P.C.
Greeley, Colorado
July 12, 2002

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                                          May 31        Aug. 31
                                                           2002           2001
--------------------------------------------------------------------------------

ASSETS
--------------
Current Assets:
   Cash                                                               $  272,915
   Receivables:
     Trade accounts                                        671,373       882,123
     Trade accounts - related parties                      342,781       144,770
     Accounts receivable - related parties                 705,739       452,169
     Notes - cattle financing                              654,715        31,723
     Notes - cattle financing - related parties               --            --
   Inventories                                           2,319,063     4,073,397
   Prepaid expenses and other                               39,137        25,704
--------------------------------------------------------------------------------
     Total Current Assets                                4,732,808     5,882,801
--------------------------------------------------------------------------------
Property and Equipment:
   Feedlot facility under capital lease -
    related party                                        1,497,840     1,497,840
   Equipment                                               211,482       205,582
   Leasehold improvements                                  174,050       174,050
                                                         -----------------------
                                                         1,883,372     1,877,472
Less:  Accumulated depreciation
           and amortization                                933,615       862,792
--------------------------------------------------------------------------------
     Total Property and Equipment                          949,757     1,014,680
--------------------------------------------------------------------------------
Other Assets:
   Other investments                                         2,000          --
   Notes receivable - related parties                      300,000       300,000
   Deferred income taxes                                   326,808       228,481
   Deposits and other                                       11,495        11,495
--------------------------------------------------------------------------------
     Total Other Assets                                    640,303       539,976
--------------------------------------------------------------------------------
TOTAL ASSETS                                            $6,322,868    $7,437,457
================================================================================

Continued on next page.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------
                                                        May 31         Aug. 31
                                                         2002            2001
--------------------------------------------------------------------------------

LIABILITIES
-----------
Current Liabilities:
   Cash overdraft                                     $   55,001     $   48,358
   Notes payable                                       3,169,455      3,781,264
   Trade accounts payable                                518,870        642,876
   Accounts payable - related party                         --             --
   Accrued expenses                                       57,489         82,825
   Customer advance feed contracts                          --             --
   Current portion of:
     Capital lease obligations - related party            27,990         27,990
     Long-term debt                                        4,958          7,173
     Long-term debt - related party                       58,918         58,918
--------------------------------------------------------------------------------
     Total Current Liabilities                         3,892,681      4,649,404
Capital Lease Obligation - Related Party                 882,158        902,861
Long-Term Debt                                              --            3,225
Long-Term Debt - Related Party                            94,626        143,312
--------------------------------------------------------------------------------
Total Liabilities                                      4,869,465      5,698,802
--------------------------------------------------------------------------------

Commitments
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
--------------------
Preferred Stock                                             --             --
Common Stock, par value $.0001 per share
  25,000,000 shares authorized; 6,364,640
  shares issued and outstanding                              636            636
Additional Paid-In Capital                             1,351,693      1,351,693
Retained Earnings                                        171,366        495,567
Accumulated Other Comprehensive Income (Loss)            (70,292)      (109,241)
--------------------------------------------------------------------------------
   Total Stockholders' Equity                          1,453,403      1,738,655
--------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $6,322,868     $7,437,457
================================================================================


See Accompanying Notes to Consolidated Financial Statements.


MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------
Nine Months Ended May 31                                        2002           2001
---------------------------------------------------------------------------------------

Revenue:
   Feed and related sales                                  $  2,852,844    $  3,816,514
   Fed cattle sales                                           5,089,422       7,105,286
   Feedlot services                                             673,595         907,716
   Interest income                                               32,222          41,479
   Interest income - related parties                             13,500          22,118
   Other income                                                  48,682          89,005
---------------------------------------------------------------------------------------
     Total Revenue                                            8,710,265      11,982,118
---------------------------------------------------------------------------------------

Costs and Expenses:
   Cost of:
     Feed and related sales                                   2,290,041       3,062,715
     Fed cattle sold                                          5,925,876       7,342,214
     Participation Company cattle sold - related parties       (418,227)           --
     Feedlot services                                           674,768         808,670
   Selling, general, and administrative                         534,738         691,825
   Equity in (earnings) loss of investee                           --            (9,194)
   Interest                                                      34,494          42,380
   Interest on note payable - related party                      91,102          96,065
---------------------------------------------------------------------------------------
     Total Costs and Expenses                                 9,132,792      12,034,675
---------------------------------------------------------------------------------------

Income (Loss) Before Income Taxes                              (422,527)        (52,557)

Income Tax Expense (Benefit)                                    (98,327)        (10,000)
---------------------------------------------------------------------------------------

NET INCOME (LOSS)                                          $   (324,200)   $    (42,557)
=======================================================================================

INCOME (LOSS) PER COMMON SHARE                             $      (0.05)   $      (0.01)
=======================================================================================

Weighted Average Number of Common
   Shares Outstanding                                         6,364,640       6,364,640
=======================================================================================


See Accompanying Notes to Consolidated Financial Statements.




MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------
Three Months Ended May 31                                     2002            2001
-------------------------------------------------------------------------------------

Revenue:
   Feed and related sales                                  $ 1,166,384    $ 1,470,878
   Fed cattle sales                                          1,793,943      2,159,164
   Feedlot services                                            226,408        264,626
   Interest income                                              11,733         14,540
   Interest income - related parties                             4,500          4,500
   Other                                                        10,039         45,702
-------------------------------------------------------------------------------------
     Total Revenue                                           3,213,007      3,959,410
-------------------------------------------------------------------------------------

Costs and Expenses:
   Cost of:
     Feed and related sales                                    964,251      1,157,001
     Fed cattle sold                                         2,087,451      2,340,543
     Participation Company cattle sold - related parties      (146,754)          --
     Feedlot services                                          193,200        238,108
   Selling, general, and administrative                        148,365        207,284
   Equity in loss of investee                                     --             --
   Interest                                                     12,413         14,319
   Interest on note payable - related party                     30,696         31,522
-------------------------------------------------------------------------------------
     Total Costs and Expenses                                3,289,622      3,988,777
-------------------------------------------------------------------------------------

Income (Loss) Before Income Taxes                              (76,615)       (29,367)

Income Tax Expense (Benefit)                                   (19,154)          --
-------------------------------------------------------------------------------------

NET INCOME (LOSS)                                          $   (57,461)   $   (29,367)
=====================================================================================

INCOME (LOSS) PER COMMON SHARE                             $     (0.01)   $     (0.00)
=====================================================================================

Weighted Average Number of Common
   Shares Outstanding                                        6,364,640      6,364,640
=====================================================================================

See Accompanying Notes to Consolidated Financial Statements.



MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------
Nine Months Ended May 31                                      2002            2001
------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Cash received from customers                            $ 8,423,712   $ 11,885,129
  Cash paid to suppliers and employees                     (7,301,365)   (11,657,348)
  Interest received                                            45,722        111,123
  Interest paid                                              (132,097)      (161,471)
  Income taxes paid                                              --             --
------------------------------------------------------------------------------------
  Net Cash Provided (Utilized) by Operating Activities      1,035,972        177,433
------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
  Acquisition of property and equipment                        (5,900)          --
  Loans to related party                                         --          249,000
  Collections from cattle financing                              --           90,937
  Loans for cattle financing                                 (622,992)          --
  Proceeds from sale of other investments                        --          175,000
  Distributions received from other investments                  --           52,781
------------------------------------------------------------------------------------
  Net Cash Provided (Used) by Investing Activities           (628,892)       567,718
------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Proceeds from:
     Notes payable                                          8,559,883      8,839,183
     Long-term debt - related party                              --             --
     Long-term debt                                              --             --
  Principal payments on:
     Notes payable                                         (9,171,692)    (9,705,220)
     Capital lease obligations - related party                (20,703)       (18,554)
     Long-term debt - related party                           (48,686)       (39,498)
     Long-term debt                                            (5,440)        (4,751)
  Change in cash overdraft                                      6,643           --
------------------------------------------------------------------------------------
  Net Cash Provided (Used) by Financing Activities           (679,995)      (928,840)
------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                              (272,915)      (183,689)
Cash, Beginning of Period                                     272,915        388,545
------------------------------------------------------------------------------------
Cash, End of Period                                        $        0    $   204,856
====================================================================================

Continued on next page.



MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------
Nine Months Ended May 31                                 2002           2001
--------------------------------------------------------------------------------
Reconciliation of Net Income (Loss) to Net
  Cash Provided (Used) by Operating Activities:
  Net income (Loss)                                  $  (324,200)   $   (42,557)
  Adjustments:
    Depreciation and amortization                         70,823         63,404
    Equity in (earnings) loss of investee                   --           (9,194)
    Gain on sale of other investments                       --          (26,042)
    Deferred income taxes                                (98,327)       (10,000)
    Unrealized hedging losses                             38,949           --
    Changes in assets and liabilities:
      (Increase) decrease in:
      Trade accounts receivable                          210,750        (11,706)
      Trade accounts receivable - related party         (198,011)        66,789
      Accounts receivable - related party               (253,570)          --
      Inventories                                      1,754,334        993,726
      Prepaid expenses                                   (13,433)       (12,075)
      Deposits and other                                    --           (1,879)
    Increase (decrease) in:
      Trade accounts payable and accrued expenses       (151,343)      (204,147)
      Trade accounts payable - related parties              --         (613,979)
      Customer advance feed contracts                       --          (14,907)
--------------------------------------------------------------------------------
Net Cash Provided (Used) by Operating Activities     $ 1,035,972    $   177,433
================================================================================



See Accompanying Notes to Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
---------------------

The consolidated balance sheets as of May 31, 2002 and August 31, 2001, the consolidated statements of earnings for the three months and nine months ended May 31, 2002 and 2001 and the consolidated statements of cash flows for the nine months ended May 31, 2002 and 2001 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted as allowed by the rules and regulations of the Securities and Exchange Commission.


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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------

Results of Operations
---------------------

Quarter Ended May 31, 2002:

Total revenue for the quarter ended May 31, 2002 decreased $746,403 or 19% less, compared to the quarter ended May 31, 2001. This decrease is due to the reduction of cattle sales, which decreased $365,221 and represented 56% of revenue. Feed sales were also down $304,494 and represented 36% of the market for the quarter ended May 31, 2002. The principle factor in the decline is the cattle market being down for an extended period of time and causing customers to not want to feed cattle in such a depressed market.

Miller Feedlots Inc. (MFL) is a related-party entity due to partial common ownership. The Company's president and the chairman of the board of directors own all of the outstanding stock of MFL and together beneficially own 36% of the Company's stock. Toward the end of the 2002-second quarter, the Company reached an agreement with MFL whereby MFL will participate in 50% of the profits or losses from the fed cattle sales. The participation is retroactive to September 1, 2001. For the third quarter, MFL's share of the fed cattle losses was $146,754 that is reported as a reduction of cost of sales for the third quarter.

Gross profit was $88,587 for the quarter ended May 31, 2002, a decrease of $70,429 from the $159,016 gross profit for the corresponding quarter in 2001. The gross profit percentages were 2.7% and 4%, respectively, for the quarters ended May 31, 2002 and 2001. The decrease in gross profit percentages is due to the reduction in fat cattle prices, with this uncertainty; fewer customers were willing to place their cattle in the feedlot, which resulted in lower cattle numbers. The gross profit percentages for fed cattle sales were (16.4%) and (8%), respectively, for the quarters ended May 31, 2002 and 2001, the decrease stemming from poor market conditions. This loss was offset somewhat by the participation of Miller Feedlots for 50% of the cattle loss. Feed and related sales gross profit percentage decreased (4%) even with management's cost cutting efforts, while generating $111,744 less in gross profit due to lower volume. Feedlot services generated $33,208 in gross profit for the third quarter compared to $26,518 the quarter ended May 31, 2001.

Selling, general, and administrative expenses decreased $58,919 to $148,365 for the quarter ended May 31, 2002 compared to the corresponding quarter of 2001. The decreases in costs were due to the decrease in accounting personnel that were used a year ago to finish with the installation of the new accounting software, which has now been completed. Management also cut some other costs to make it through this difficult time.

Total interest expense decreased $2,732 for the quarter ended May 31, 2002 over the corresponding quarter a year earlier as a result of lower principle balances on long-term debt, improved cash flow management due to the new software system, and lower interest rates.

The net loss of $57,461 for the quarter ended May 31, 2002 is greater than the $29,367 loss for the quarter ended May 31, 2001 and is generally a result of lower beef prices and smaller numbers of cattle in the feedlot.


Nine months ended May 31, 2002
------------------------------

Total revenues for the nine months ended May 31, 2002 decreased 3,271,853 or (27%) less than May 31, 2001. Fed cattle sales decreased $2,015,864 while representing 58% of the total revenues for the nine months ended May 31, 2002 compared to 59% of total revenues during the same period in 2001. Feed and related sales also decreased due to fewer numbers in the feedlot. The decrease of $963,670 represents a 25% decrease in feed and related sales and is indicative of the drop in cattle numbers in the feedlot. Feedlot services decreased $234,121 or (25%), for the period ended May 31, 2002 compared to May 31, 2001.

Gross profit was $143,403 for the nine months ended May 31, 2002 a decrease of $472,514 from the corresponding period in the year 2001. The gross profit percentage were 1.6% and 5% respectively for the nine months ended May 31, 2002 and 2001 respectively. The decrease in gross profit percentage is due to the lack of cattle in the feedlot. The gross profit percentage for fed cattle sales were (16%) and (3%), respectively, for the nine months ended May 31, 2002 and 2001. The (16%) loss was reduced to (8%) by the participation from MFL. The decreased profit percentage being a result of lower fat cattle prices for an extended period of time compared to a year ago. Feed and related sales gross profit percentage stayed at 20% even though sales generated $190,996 less for the year 2002 compared to the same period the previous year.

Selling, general and administrative expenses decreased $157,087 this was due to management's cost cutting effort and the new computer software package that enabled management to cut certain jobs for the nine months ended May 31, 2002 compared to May 31, 2001.

Total interest expenses decreased $12,849 for the nine months ended May 31, 2002, compared to the corresponding period in 2001. The interest incurred on company owned cattle was $204,932 for the year ended May 31, 2002, which was just $197 less than the previous year.

The net loss of $324,200 for the nine months ended May 31, 2002 is greater than the net loss of $42,557 for nine months ended May 31, 2001 and is mainly due to the cattle losses incurred by company owned cattle and the lower cattle numbers in the feed yard.

Liquidity and Capital Resources
-------------------------------

For the nine months ended May 31, 2002, operating activities provided $1,035,972. Much of this is from a $210,750 reduction of accounts receivable and a $1,256,638 decrease in Company-owned cattle inventory. Portions of these proceeds were used to reduce accounts payable by $124,006. Working capital at May 31, 2002 was $840,127.

Investing activities used $628,892, primarily for loans on cattle for outside investors. Cash flow used by financing activities amounted to $679,995 for the period ended May 31, 2002. Of this amount, $790,577 was used to reduce short-term notes, which finance the inventory of Company-owned cattle on feed, $298,000 was applied to the operating line from Miller Feeders, $100,140 was applied to the operating line for MDC, and $576,908 was provided by the investor line for MDC.

The Company believes that internally generated funds and the available borrowing under its existing credit facilities will provide sufficient liquidity and enable it to meet its current and foreseeable working capital requirements. The Company's $300,000 operating line of credit had an outstanding balance of ($140) at May 31, 2002 and the $4 million revolving line of credit for purchase and feed cattle to slaughter had an outstanding balance at May 31,2002 of $2,561,183. At May 31 2002, there was also $1,392,588 available on the line of credit for financing qualified customer's cattle feeding programs.

The Company had no material commitments for capital expenditures at May 31,2002.

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


                                    MILLER DIVERSIFIED CORPORATION
                                    ------------------------------
                                            (Registrant)

   Signature                                 Title                     Date
   ---------                                 -----                 -------------
/s/  James E. Miller                  President, Principal         July 12, 2002
--------------------                  Executive Officer
     James E. Miller                  Principal Financial
                                      Officer, and Director


/s/ Clark A. Miller                   Secretary-Treasurer          July 12, 2002
--------------------                  Principal Marketing
    Clark A. Miller                   Officer

/s/ Norman M. Dean                    Chairman of the               July 12,2002
--------------------                  Board and Director
    Norman M. Dean