Form 10KSB
period 2002-08-31
MILLER DIVERSIFIED CORP
filed 2002-11-29
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           ---------------------------
                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                         ------------------------------
                    For the fiscal year ended August 31, 2002

                          Commission File No. 01-19001

                         MILLER DIVERSIFIED CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

               Nevada                                          84-1070932
   ------------------------------                           ------------------
  (State or other jurisdiction of                            (I.R.S. Employer
   Incorporation or organization)                           Identification No.)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B if not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.[ X ]

Registrant's revenues for its most recent fiscal year were $11,421,114.

The aggregate market value of voting stock held by nonaffiliated of the Registrant was $258,664 based on the closing bid and asks prices as reported on the NASD Over-the-Counter Bulletin Board on November 19, 2002.

There were 6,364,640 shares of common stock $.0001 par value outstanding as of August 31, 2002.

Documents incorporated by reference:  None.

                                     PART I

ITEM 1 DESCRIPTION OF BUSINESS
------------------------------

General Development of Business.
--------------------------------

Miller Diversified Corporation (the Company) is a publicly held Nevada corporation that was formed in 1987 as the result of several transactions and mergers of predecessor companies. In 1987, the Company acquired the commercial cattle feeding business and some farms of Miller Feed Lots, Inc. (MFL), a related entity as described later herein. The farms were subsequently sold, but the Company's principal business is still commercial cattle feeding that is operated on a feedlot facility and with equipment leased or rented from MFL. The Company has a wholly owned subsidiary, Miller Feeders, Inc. (MFI) which was acquired in 1987. MFI is a cattle brokerage company that earns commissions from the purchasing of feeder cattle and selling finished cattle for the Company's cattle feeding customers, and for brokering certain "outside" cattle purchases and sales. MFI has the required bond to enable it to receive and distribute the sales proceeds from the sale of feeding customers' cattle. During fiscal 1996, the Company sold to MFL two of its subsidiaries, La Salle Commodity and Cattle Services Co., a commercial commodity brokerage firm which had been acquired in 1990 and Miller Trading Co., a retail commodity brokerage firm which had been formed by the Company in January 1995. Also during fiscal 1996, the Company merged its subsidiary Genetic Engineering, Inc. (GEI), which was acquired in 1992, into the Company. The Company sold the assets of the prior GEI in July 1997.

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

Major Customers
---------------

During the fiscal year ended August 31, 2002, the Company had one customer to whom sales accounted for more than 10% of the Company's consolidated revenues. Sales to that customer totaled $1,722,862 or 15% of total revenue.

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

Employees
---------

The Company employs between 20 and 30 persons at any given time. As of August 31, 2002 the Company had 22 full and part-time employees.

ITEM 2 PROPERTIES
-----------------

On February 1, 1991, the Company executed a 25-year lease with a related company, Miller Feed Lots, Inc., (MFL) to lease its feedlot facility. Norman M. Dean and James E. Miller, who are officers, directors and stockholders of the Company, own all of the common stock of MFL. The feedlot has a capacity of approximately 20,000 head of cattle. The monthly rent is 2 1/3" per head per day, with a minimum of $10,750 and maximum of $13,300 per month. The Company has an option to purchase the feedlot it leases for $1,300,000. The lease requires that the Company pay for all property taxes, insurance, and maintenance on the feedlot being leased. In the opinion of management, the leased feedlot is adequately covered by insurance. The property taxes on the leased feedlot facility amounted to $8,912 for the year ended August 31, 2002, based on the mill levy of .079228.

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

ITEM 3 LEGAL PROCEEDINGS
------------------------

The Company is not presently involved in any legal proceedings.

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

                                     PART II


ITEM 5 MARKETS FOR THE COMMON STOCK AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------

The number of record holders of the Company's common stock as of August 31, 2002 was 1,446 according to information furnished by the Company's transfer agent.

The following table sets forth the high and low bid quotations for the Company's common stock, as reported by the National Quotation Bureau, Inc. Accordingly, the stock quotations listed below are not necessarily indicative of future trading activity or price trends.

     Quarter Ended                                 High Bid     Low Bid
     -------------                                 --------     -------
         2002
         ----
       November 30, 2001                           $ .09         $ .07
       February 28, 2002                           $ .09         $ .07
       May 31, 2002                                $ .09         $ .06
       August 31, 2002                             $ .09         $ .06

        2001
        ----
       November 30, 2000                          $ .10         $ .01
       February 28, 2001                          $ .085        $ .05
       May 31, 2001                               $ .12         $ .06
       August 31, 2001                            $ .12         $ .07


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

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------

The Company had a net loss of $310,156 for fiscal year ending August 31, 2002. This compares to a net loss of $57,733 for the prior fiscal year. Key factors affecting the loss are driven by the current economic situation in the United States. The downturn in the economy has deflated the price being offered by the packers for the cattle in the feedlot. This included the cattle owned by the Company.

In an effort to operate it's cattle feedlot closer to capacity and to lessen it's reliance on major customers, the Company implemented a strategy to feed more company-owned cattle to slaughter beginning in fiscal 2000. This was a major change in operations from previous years where company-owned cattle were fed on an inconsistent basis. Fed cattle sales in fiscal years 2002 and 2001 accounted for over 53% of total revenues each year. Sales for cattle fed to slaughter and the related cost of sales, including cost of feed consumed by those cattle and related interest costs, are recorded when the cattle are sold. The gross loss from fed cattle sales was $1,028,745 in fiscal year 2002 compared to a gross loss of $548,376 the prior fiscal year. The 2002 loss was reduced by 50% due to a profit/loss sharing agreement with a related party. The related gross profit percentage declined from (7)% the prior year to (17%), due to an economic downturn in 2002 causing cattle prices to fall and the basis to range from $1 to $7. As a result, the Company reduced the number Company-owned cattle on feed during 2002. The Company recognizes that unforeseen events can have an adverse affect on the profitability of the Company's feeding cattle. It is anticipated that most, if not all of the cattle will be price-protected to protect the Company from major market fluctuations.

It is anticipated that the feedlot will increase its capacity utilization in fiscal year 2003 with additional placements by existing customers, new customers and related parties. The Company is continuing to solicit new customers to reduce the affect of major customers and company-owned cattle.

Following is a brief summary of the gross profit and gross profit percentages on feed and related sales:
                                          2002          2001           Change
                                          ----          ----           ------

   Feed and Related Sales             $4,300,696     $5,329,659     $(1,028,963)
   Cost of feed and other sales        3,531,212      4,293,396        (762,184)
                                      ----------     ----------     -----------
       Gross Profit                   $  769,484     $1,036,263     $  (266,779)
       Gross Profit %                     18%          19%              (1)%

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

Following is a brief summary of the gross profit and gross profit percentages on feedlot services:

                                      2002             2001          Change
                                      ----             ----          ------

   Feedlot services                $ 906,487       $1,173,294     $ (266,807)
   Cost of feedlot services          859,326        1,030,274       (170,948)
                                   ---------       ----------     ----------
       Gross Profit                $  47,161       $  143,020     $  (93,859
       Gross Profit %                  5%              12%            (7)%

Feedlot services consist primarily of yardage (daily per head charges) charged to the owners of the cattle and feed and grain processing charges. The costs of these services consist largely of feedlot operating expenses. The decreases in feedlot services revenue and cost of sales is due to a decrease in custom cattle on feed in farmer feeder yards. The gross profit decreased due to the reduction in the number of cattle on feed and the certain amount of fixed costs that cannot be reduced.

Selling, general and administrative expenses decreased $165,423 for the year. The most significant decreases were for personnel in a cost cutting effort to offset the current economic situation facing the feedlot with fewer numbers in the feedlot.

Other revenue decreased $230,418 from the prior fiscal year due to the previous year's $180,000 gain on the sale of the investment in Highland Water to a related party, and the sale of a gas well investment for $26,042 more than what the Company had invested.

Interest expense of $18,765 was incurred during fiscal 2002 on a note payable to a related-party finance company. The loan was made for the purpose of advancing funds to Highland and increasing the number of company-owned cattle fed to slaughter. Total interest expense paid for the fiscal year 2002 decreased $15,100 from 2001, not including interest paid for cattle fed for slaughter, which is included in the cost of fed cattle sales. The reason for the reduction is lower interest rates and the principal reduction on older notes.

Liquidity and Capital resources

Working capital on August 31, 2002 was $816,866 compared to $1,233,397 at August 31, 2001, an decrease of $416,531. This decrease is attributable in part to the loss in cattle being sold and the reduction in equity in the fewer cattle still in inventory.

Current assets of $4,199,935 at August 31, 2002 decreased $1,682,866 over the prior year or 29%. This is primarily attributable to the $2,001,579 decrease in company cattle inventory. Trade and cattle-financing receivables increased $803,579 due to the increased number of cattle on the investor line and the number of related-party cattle being fed. Current liabilities decreased by $1,266,335 (27%) to $3,383,069. This decrease relates primarily to the reduction of accounts payable for company cattle on feed.

The Company's investment in the computer/accounting system in 2000 has started to pay benefits, with the accounting system being current and enabling management to make decisions on current information instead of information that was outdated. This is demonstrated with the form 10QSB's being on time since the system was fully installed. The other benefit has been the reduction in accounting staff with the new system and a savings in G&A payroll. The Company made no major purchases of equipment during the fiscal 2002 year, which followed the trend established in 2001 of trying to cut expenses. The Company had no material commitments for capital expenditures as of August 31, 2002. It also believes it has adequate financial resources to conduct operations at present and reasonably anticipated future levels.

On January 1, 2002, the Company renewed it's operating line of credit with Farm Credit Services for $300,000, it's procurement line of credit for $300,000, it's Cattle feeding line of credit for $4,000,000 and it's investor-feeding line for $2,000,000. The procurement line gives the Company the ability to buy feeder cattle for the feed yard prior to assigning them to a customer. The cattle feeding line is for the Company's cattle owned for slaughter, and the investor-feeding line is for customers needing financing to feed cattle within the feed yard. Each line of credit was renewed at 1/2 point over the prime interest rate.

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

Many market factors cannot be controlled. Weather, basis and feed conversion have strong affects on profitability of feeding cattle, management understands these risks are present and strives to manage to the best of its ability. A one dollar change in basis has $65,000 change in projected profitability based upon 5,000 head owned at any one time by the Company. (Basis is the difference between the futures market and the actual price paid by the packer for the cattle.) A $0.01 change in the cost of gain on 5,000 head of cattle has a $30,000 impact on profitability. (Cost of gain is the cost of adding one pound of gain to an animal. Depending on the size of the cattle coming into the feedlot, the feedlot will add between 400 and 700 pounds to an animal prior to slaughter.) Cost of Gain can be affected by feed ingredients costs, severe swings in weather patterns and an animal's genetic ability to gain weight.

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

Recent Accounting Pronouncements
Management does not believe there are new accounting standards the implementation of which will significantly impact the Company's financial statements.

ITEM 7 FINANCIAL STATEMENTS
---------------------------

The audited Consolidated Financial Statements follow on pages F-1 through F-18.
Item 8 follows the audited Consolidated Financial Statements on Page 10.

ANDERSON & WHITNEY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
5801 West 11th Street, Suite 300
Greeley, Colorado   80634-4813
(970) 352-7990      FAX (970) 352-1855


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Board of Directors
Miller Diversified Corporation
La Salle, Colorado

     We have audited the accompanying consolidated balance sheets of Miller Diversified Corporation and subsidiary as of August 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miller Diversified Corporation and subsidiary as of August 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.



                                         Anderson & Whitney, P.C.


October 9, 2002
Greeley, Colorado

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
August 31                                                2002            2001
--------------------------------------------------------------------------------

ASSETS
------
Current Assets:
 Cash                                                 $  214,345      $  272,915
 Receivables:
  Trade accounts                                         636,125         882,123
  Trade accounts - related parties                       165,761         144,770
  Accounts receivable - related parties                  900,609         452,169
  Notes - cattle financing                               611,869          31,723
 Inventories                                           1,616,291       4,073,397
 Deferred income taxes                                    25,411            --
 Prepaid expenses and other                               29,524          25,704
--------------------------------------------------------------------------------
   Total Current Assets                                4,199,935       5,882,801
--------------------------------------------------------------------------------
Property and Equipment:
 Feedlot facility under capital lease -
   related party                                       1,497,840       1,497,840
 Equipment                                               198,494         205,582
 Leasehold improvements                                  187,767         174,050
                                                       -------------------------
                                                       1,884,101       1,877,472
Less:  Accumulated depreciation
          and amortization                               951,819         862,792
--------------------------------------------------------------------------------
   Total Property and Equipment                          932,282       1,014,680
--------------------------------------------------------------------------------
Other Assets:
 Notes receivable - related parties                      300,000         300,000
 Deferred income taxes                                   350,756         228,481
 Deposits and other                                       11,495          11,495
--------------------------------------------------------------------------------
   Total Other Assets                                    662,251         539,976
--------------------------------------------------------------------------------
TOTAL ASSETS                                          $5,794,468      $7,437,457
================================================================================

Continued on next page.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------
 August 31                                                2002         2001
--------------------------------------------------------------------------------

LIABILITIES
-----------
Current Liabilities:
 Cash overdraft                                          193,323    $    48,358
 Notes payable                                         2,572,120      3,781,264
 Trade accounts payable                                  442,806        642,876
 Accrued expenses                                         75,281         82,825
 Current portion of:
  Capital lease obligations - related party               31,227         27,990
  Long-term debt                                           3,225          7,173
  Long-term debt - related party                          65,087         58,918
-------------------------------------------------------------------------------
  Total Current Liabilities                            3,383,069      4,649,404
-------------------------------------------------------------------------------
Capital Lease Obligation - Related Party                 871,634        902,861
Long-Term Debt                                              --            3,225
Long-Term Debt - Related Party                            73,045        143,312
-------------------------------------------------------------------------------
 Total Liabilities                                     4,327,748      5,698,802
-------------------------------------------------------------------------------

Commitments
-------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
--------------------
Preferred Stock                                             --             --
Common Stock, par value $.0001 per share
  25,000,000 shares authorized; 6,364,640
  shares issued and outstanding                              636            636
Additional Paid-In Capital                             1,351,693      1,351,693
Retained Earnings                                        185,411        495,567
Accumulated Other Comprehensive Income (Loss)            (71,020)      (109,241)
-------------------------------------------------------------------------------
 Total Stockholders' Equity                            1,466,720      1,738,655
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 5,794,468    $ 7,437,457
===============================================================================


See Accompanying Notes to Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
Years Ended August 31,                                  2002           2001
--------------------------------------------------------------------------------

Revenue:
 Feed and related sales                            $  4,300,696    $  5,329,659
 Fed cattle sales                                     6,088,896       7,772,463
 Feedlot services                                       906,487       1,173,294
 Interest income                                         44,564          44,076
 Interest income - related party                         18,000          26,618
 Other income                                            62,471         292,889
-------------------------------------------------------------------------------
   Total Revenue                                     11,421,114      14,638,999
-------------------------------------------------------------------------------

Costs and Expenses:
 Cost of:
  Feed and related sales                              3,531,212       4,293,396
  Fed cattle sold                                     7,117,641       8,320,839
  Participation Company
   cattle sold - related party                         (514,373)           --
  Feedlot services                                      859,326       1,030,274
 Selling, general, and administrative                   725,123         890,546
 Equity in (earnings) loss of investee                     --            (9,194)
 Interest                                                40,241          48,045
 Interest on note payable - related party                18,765          23,156
 Interest on capital leases - related party             101,010         103,915
-------------------------------------------------------------------------------
   Total Costs and Expenses                          11,878,945      14,700,977
-------------------------------------------------------------------------------

Income (Loss) Before Income Taxes                      (457,831)        (61,978)

Income Tax Expense (Benefit)                           (147,675)         (4,245)
-------------------------------------------------------------------------------

NET INCOME (LOSS)                                  $   (310,156)   $    (57,733)
===============================================================================

INCOME (LOSS) PER COMMON SHARE                     $      (0.05)   $      (0.01)
===============================================================================

Weighted Average Number of Common
   Shares Outstanding                                 6,364,640       6,364,640
===============================================================================


See Accompanying Notes to Consolidated Financial Statements.




MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------
                                                                                              Accumulated
                                                                                                Other
Years Ended August 31,                    Common         Paid-In           Retained         Comprehensive
2001 and 2002                             Stock           Capital          Earnings         Income (Loss)        Total

-------------------------------------------------------------------------------------------------------------------------

Balance, September 1, 2000            $       636       $ 1,351,693       $   553,300         $    --         $ 1,905,629
                                                                                                              -----------
Comprehensive Income:
 Net loss for the year ended
  'August 31, 2001                           --                --             (57,733)             --             (57,733)

Accumulated other comp. loss                                                                   (109,241)         (109,241)
                                                                                                              -----------
 Comprehensive income (loss)                                                                                     (166,974)
-------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2001                      636         1,351,693           495,567          (109,241)        1,738,655
                                                                                                              -----------
Comprehensive Income:
 Net loss for the year ended
  'August 31, 2002                           --                --            (310,156)             --            (310,156)


Accumulated other comp. income                                                                   38,221            38,221
                                                                                                              -----------
  Comprehensive income (loss)                                                                                    (271,935)
-------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2002              $       636       $ 1,351,693       $   185,411       $   (71,020)      $ 1,466,720
=========================================================================================================================


See Accompanying Notes to Consolidated Financial Statements.





MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------
Years Ended August 31,                                                  2002                      2001
---------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
 Cash received from customers                                      $ 11,138,538              $ 14,143,809
 Cash paid to suppliers and employees                                (9,347,112)              (14,358,498)
 Interest received                                                       62,564                    70,694
 Interest paid                                                         (153,357)                 (181,617)
---------------------------------------------------------------------------------------------------------
  Net Cash Provided (Used) by Operating Activities                    1,700,633                  (325,612)
---------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:

 Acquisition of property and equipment                                  (19,617)                     --
 Loans to related party                                                    --                     (14,000)
 Collections from cattle financing                                         --                     105,596
 Loans for cattle financing                                            (580,146)                  (31,723)
 Proceeds from sale of other investments                                   --                     175,000
 Proceeds from sale of property and equipment                             4,000                      --
 Distributions received from other investments                             --                      43,587
---------------------------------------------------------------------------------------------------------
  Net Cash Provided (Used) by Investing Activities                     (595,763)                  278,460
---------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
 Proceeds from:
  Notes payable                                                      10,895,283                11,421,111
 Principal payments on:
  Notes payable                                                     (12,104,426)              (11,453,644)
  Capital lease obligations - related party                             (27,990)                  (25,085)
  Long-term debt - related party                                        (64,098)                  (53,334)
  Long-term debt                                                         (7,173)                   (5,884)
 Change in cash overdraft                                               144,965                    48,358
---------------------------------------------------------------------------------------------------------
   Net Cash Provided (Used) by Financing Activities                  (1,163,440)                  (68,478)
---------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                                         (58,570)                 (115,630)
Cash, Beginning of Period                                               272,915                   388,545
---------------------------------------------------------------------------------------------------------
Cash, End of Period                                                $    214,345              $    272,915
=========================================================================================================

Continued on next page.






MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
---------------------------------------------------------------------------------------------------
Years Ended August 31,                                            2002                     2001
---------------------------------------------------------------------------------------------------

Reconciliation of Net Income (Loss) to Net
 Cash Provided (Used) by Operating Activities:
 Net income (Loss)                                           $  (310,156)               $   (57,733)
 Adjustments:
  Depreciation and amortization                                   94,594                     96,558
  Equity in (earnings) loss of investee                             --                       (9,194)
  Gain on sale of other investments                                 --                     (206,042)
  Gain on sale of property and equipment                           3,421                       --
  Deferred income taxes                                         (147,686)                    (4,245)
  Unrealized hedging losses                                       38,221                   (109,241)
  Changes in assets and liabilities:
   (Increase) decrease in:
    Trade accounts receivable                                    245,998                   (220,493)
    Trade accounts receivable - related party                    (20,991)                    16,946
    Accounts receivable - related party                         (448,440)                      --
    Inventories                                                2,457,106                    414,197
    Prepaid expenses                                              (3,820)                    (6,707)
    Deposits and other                                              --                       (1,879)
   Increase (decrease) in:
    Trade accounts payable and accrued expenses                 (207,614)                    35,179
    Trade accounts payable - related parties                        --                     (258,051)
    Customer advance feed contracts                                 --                      (14,907)
---------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Operating Activities             $ 1,700,633                $  (325,612)
===================================================================================================


See Accompanying Notes to Consolidated Financial Statements.


                                                F-7

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1 - Summary of Significant Accounting Policies:

          The accounting and reporting policies of Miller Diversified Corporation (the Company) and its subsidiary conform to accounting principles generally accepted in the United States. The following summary of significant accounting policies is presented to assist the reader in evaluating the Company's financial statements.
          ----------------------------------------------------------------------
          Description of Business:
          The Company operates a feedlot facility near La Salle, Colorado in which cattle owned by customers or the Company are fed and cared for by the Company. Most customers to which the Company has granted credit either operate in the cattle industry or feed cattle as an investment.
          ----------------------------------------------------------------------
          Principles of Consolidation:
          The consolidated financial statements include Miller Diversified Corporation and its wholly owned subsidiary, Miller Feeders, Inc. (commission agent buying feeder cattle and selling fed cattle for the Company's feeding customers and others).

          All material inter-company profits, transactions, and balances have been eliminated.
          ----------------------------------------------------------------------
          Cash Equivalents:
          The Company considers all highly-liquid debt instruments purchased with maturity of three months or less to be cash equivalents.
          ----------------------------------------------------------------------
          Trade Accounts Receivable:
          No allowance for doubtful accounts receivable has been recorded based on the history of the Company and its ability to place an Adjusters Lien on customers' cattle in the feedlot. An Adjusters Lien is a lien that a party can place on cattle in its possession that enables it to collect for feed and care provided to the cattle, ahead of other claimants, from the proceeds of selling the cattle. The lien also enables the party in possession to sell the cattle to the highest bidder in order to be paid for its feed and services.
          ----------------------------------------------------------------------
          Inventories:
          Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method for feed and grain inventories while the first in, first out (FIFO) and specific identification methods are used for all other inventories.
          ----------------------------------------------------------------------
          Derivative Instruments:

          The Company uses derivatives for the purpose of hedging commodity prices that exist as part of the cattle business.
          ----------------------------------------------------------------------

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

          The Company leases certain property under agreements that are accounted for as capital leases. Accordingly, the assets and liabilities are recorded at the amount equal to the lesser of the present value of the minimum lease payments or the fair value of the leased property at the beginning of the lease term. Such assets are amortized on a straight-line basis over the lesser of the related lease term or their economic lives. This amortization is included in depreciation and amortization expense. Interest expense relating to the lease liability is recorded to affect a constant rate of interest over the term of the lease.
          ----------------------------------------------------------------------
          Other Investments:
          The Company's working interest in two oil and gas wells in Northern Colorado was accounted for using the cost method. A 50% interest in a limited liability corporation that operates a water cooler business located in Colorado was accounted for using the equity method. These investments were sold during 2001.
          ----------------------------------------------------------------------
          Feed Sales:
          Revenue is recognized on feed sales when the feed is delivered to the cattle pens for consumption.
          ----------------------------------------------------------------------
          Cattle Brokerage:
          Miller Feeders, Inc. accumulates cattle that meet the specifications of the Company's cattle feeding customers until a complete lot is formed and ready for a feeding program. Feeder cattle temporarily retained for brokerage are stated at specifically identified cost.

          The Company recognizes commissions earned at the time a lot of feeder cattle is transferred to a customer. In addition, commissions are earned as customers' fed cattle are marketed.
          ----------------------------------------------------------------------
          Income Taxes:
          Deferred tax liabilities or assets, net of any applicable valuation allowance for deferred tax assets, are recognized for the estimated future tax effects attributable to temporary differences and carry forwards. Deferred tax liabilities and assets are classified as current or non-current based on the classification of the asset and liability to which they relate. Deferred tax liabilities and assets not related to an asset or liability for financial reporting, including deferred tax assets related to carry forwards, are classified as current or non-current according to the expected reversal date of the temporary difference. The Company and its subsidiary file consolidated corporate income tax returns.
          ----------------------------------------------------------------------

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Note 1 - Summary of Significant Accounting Policies - Continued:

          Income per Common Share:
          Income per common share is computed by using the weighted average number of common shares outstanding during the period presented. Fully diluted earnings per share amounts are not presented for 2002 and 2001 as no stock options, warrants, or preferred stock are outstanding.
          ----------------------------------------------------------------------
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.
          ----------------------------------------------------------------------
          Reclassifications:
          Certain reclassifications of 2001 financial statement information have been made to conform to 2002 presentation.

--------------------------------------------------------------------------------


Note 2 - Concentration of Credit Risk

          At August 31, 2002, the Company had trade accounts receivable from an unrelated customer totaling $369,847. This customer's balance at year-end exceeded 10% of the Company's total trade accounts receivable. At August 31, 2001, two unrelated customers' trade accounts receivable balances totaled $729,838.

          The Company maintains cash balances with commercial banks in Colorado and a commodity broker. The cash balances with a commercial bank at times exceed the $100,000 level of insurance provided by FDIC. Cash balances with the commodity broker are not insured.
--------------------------------------------------------------------------------

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Note 3 - Inventories:

        August 31                                      2002            2001
        ------------------------------------------------------------------------

        Feed and grain                              $    117,315   $   195,941
        Veterinary supplies and other                     17,032        21,578
        Feeder cattle for resale (procurement)                --       372,355
        Cattle on feed to finish (fed cattle)          1,481,944     3,483,523
        ------------------------------------------------------------------------

                                                    $  1,616,291   $ 4,073,397
        ========================================================================

--------------------------------------------------------------------------------


Note 4 - Other Investments:

          The Company's interest in Highland Water, LLC, a Colorado limited liability company operating a water cooler business, was sold in 2001 to a related party for a gain of $180,000. The Company's equity in Highland's net loss for the year ended August 31, 2001 was $9,194.

--------------------------------------------------------------------------------

Note 5 - Notes Receivable - Related Parties:

          August 31                                     2002           2001
          ----------------------------------------------------------------------
          Note receivable from Miller Feed
          Lots, Inc., interest payable monthly
          at 6%, due May 2003, without collateral,
          and subordinated to MFL mortgagor           $300,000        $300,000
          ====================================================================

--------------------------------------------------------------------------------

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Note 6 - Notes Payable:
--------------------------------------------------------------------------------
August 31                                                2002              2001
--------------------------------------------------------------------------------

Revolving lines of credit (summarized below) with Farm Credit Services maturing in January 2003, interest payable quarterly at a variable interest rate (5.5% and 7.25% at August 31, 2002 and 2001, respectively), collateralized by inventories, accounts receivable, and cattle financing notes receivable, guaranteed by two officers/ directors and Miller Feed Lots, Inc., an affiliate, subject to various covenants including a minimum working capital and cash margins per head

$300,000 Operating                                  $      --         $ 100,000
$4,000,000 Cattle feeding                             2,055,393       3,351,759
$2,000,000 Customer financing ($1,000,000
maximum outstanding)                                    516,727          31,505
$300,000 Cattle procurement
                                                           --           298,000
-------------------------------------------------------------------------------

                                                     $2,572,120      $3,781,264
===============================================================================

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

          August 31                                     2002           2001
          ---------------------------------------------------------------------

          Feedlot facilities under capital lease     $ 1,497,840   $ 1,497,840
          Less:  Accumulated amortization                694,001       634,087
          ---------------------------------------------------------------------

                                                     $   803,839   $   863,753
          =====================================================================

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Note 7 - Capital Leases - Continued:
              Future minimum lease payments under the capital leases at August 31, 2002 for each of the next five years and in the aggregate are as follows:

              Year Ending August 31                                 Total
              ------------------------------------------------------------------
                      2003                                       $    129,000
                      2004                                            129,000
                      2005                                            129,000
                      2006                                            129,000
                      2007                                            129,000
                      Later years                                   1,085,750
              ---------------------------------------------------------------
              Total minimum lease payments                          1,730,750
              Less:  Amount representing interest                     827,889
              ------------------------------------------------------------------
              Present value of net minimum lease payments             902,861
              Less:  Current portion                                   31,227
              ------------------------------------------------------------------
                                                                  $   871,634
              ===============================================================

--------------------------------------------------------------------------------


Note 8 - Long-Term Debt:
              ------------------------------------------------------------------
              August 31                                     2002        2001
              ------------------------------------------------------------------
              Unrelated:
              Note payable in monthly installments
              of $666 including interest at 11.5% with
              final payment due January 2003,
              collateralized by software
                                                            $3,225     $10,398
              Less current portion                           3,225       7,173
              ------------------------------------------------------------------

                                                            $  --      $ 3,225
              ==================================================================

              Related Party:
              Note payable to a related-party
              financing company maturing in
              September 2004, with monthly
              payments of principal and interest
              at 10%, secured with membership
              interest in an LLC (see Note 4)             $138,132    $202,230
              Less current portion                          65,087      58,918
              ----------------------------------------------------------------

                                                          $ 73,045    $143,312
              ================================================================

               Interest expense on the related party note payable was $18,765 and $23,156 for the years ended August 31, 2002 and 2001, respectively.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Note 8 - Long-Term Debt - Continued:

               The current maturities of long-term debt for each of the next three years are as follows:
              ------------------------------------------------------------------
              Year Ending August 31                                   Amount
              ------------------------------------------------------------------

                      2003                                           $68,312
                      2004                                            71,903
                      2005                                             1,142
              ------------------------------------------------------------------

--------------------------------------------------------------------------------

Note 9 - Operating Leases:
              The Company leases office space, certain equipment, and other items under various month-to-month operating lease agreements, some of which are with related parties.

              Total rental expense was $214,645 and $217,735 for the years ended August 31, 2002 and 2001, respectively, of which $191,993 and $192,262, respectively, was paid to related parties.

--------------------------------------------------------------------------------

Note 10 - Income Taxes:

              Years Ended August 31                           2002       2001
              ------------------------------------------------------------------

              Current income taxes                        $       --   $     --
              Deferred income taxes (benefit)               (147,675)    (4,245)
              ------------------------------------------------------------------

              Income Tax Expense (Benefit)                $ (147,675)  $ (4,245)
              ==================================================================

               Significant components and the related tax effect of temporary differences and carry forwards are as follows:


              August 31                                     2002                      2001
                                                   ----------------------  --------------------------
                                                    Current    Long-Term     Current     Long-Term
              ---------------------------------------------------------------------------------------

              Deferred Tax Assets:
                Capital leases                     $    --      $108,679      $    --      $103,279
                Contributions and capital
                 Loss carry forwards                    --         8,062           --         7,341
                Inventory valuation                 25,411            --           --            --
                Built-in loss on land                   --       179,406           --       179,406
                NOL carryover                           --       250,998           --       162,428
              -------------------------------------------------------------------------------------
                                                    25,411       547,145           --       452,454
                Valuation Allowance                     --      (179,405)          --      (208,623)
              Deferred Tax Liabilities:
                Depreciation                            --       (16,984)          --       (15,350)
              --------------------------------------------------------------------------------------

              Net Deferred Tax Asset             $  25,411   $   350,756   $       --  $    228,481
              =======================================================================================






MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
--------------------------------------------------------------------------------

Note 10 - Income Taxes - Continued:
              The differences between income tax expense (benefit) and the amount computed by applying the federal statutory rates are as follows:

              --------------------------------------------------------------------------
              Years Ended August 31                               2002         2001
              --------------------------------------------------------------------------

              Computed at expected federal statutory rate     $ (155,663)   $   (21,073)
              Difference in gain on sale of investment             --            17,562
              Other                                               7,977            (734)
              -------------------------------------------------------------------------

              Income Tax Expense (Benefit)                    $ (147,675)   $    (4,245)
              =========================================================================


              As of August 31, 2002, the Company has unused consolidated operating loss carry forwards of approximately $738,230 available to reduce future taxable income. The Internal Revenue Code restricts the utilization of an additional $1,133,362 in operating loss carry forwards to a maximum of $53,710 per year. The net operating loss carry forwards expire as follows:

              Years Ending August 31                       Restricted    Consolidated
              -----------------------------------------------------------------------

                      2003                                $    320,708    $       --
                      2004                                     158,804            --
                      2005                                      57,201            --
                      2007                                      68,986            --
                      2012                                     527,663        72,478
                      2018                                          --        86,866
                      2020                                          --       107,874
                      2021                                          --       103,093
                      2022                                          --       367,919
              ----------------------------------------------------------------------

                                                          $  1,133,362    $  738,230
              ======================================================================







MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
--------------------------------------------------------------------------------

Note 11 - Related Party Transactions:

               The Company is related to Miller Feed Lots, Inc. (MFL) through partial common ownership and management.

               The following schedule summarizes transactions between the Company and MFL.

              Years Ended August 31                                    2002           2001
              -------------------------------------------------------------------------------

              Payments to MFL for:
                Freight                                           $    168,556   $    192,465
                Capital lease of feedlot facility (Note 7)             129,000        129,000
               Operating lease of equipment (Note 9)                   191,993        192,262
                Company housing rent (Note 9)                            9,000          9,000
              Interest income from MFL (Note 5)                         18,000         18,000
              Gain on sale of Highland Water LLC
              interest and note receivable to MFL                          --         180,000
              Participation in Company cattle sales                    514,373            --
              -------------------------------------------------------------------------------

              During the second quarter of fiscal year 2002, the Company and MFL agreed to share profits and losses from the Company's fed cattle sales retroactive to September 1, 2001. For the year ended August
              31, 2002, MFL's participation losses from the Company's fed cattle sales was $514,373.

              Interest earned on the note receivable from Highland (Notes 4 and 5) was $8,618 for the year ended August 31, 2001.

              Employees and officers of the Company feed cattle personally and in conjunction with companies they control. Sales to those related parties were approximately $970,289 and $1,373,441 for the years ended August 31, 2002 and 2001, respectively.

--------------------------------------------------------------------------------

Note 12 - Major Customers:
              The Company had sales to major customers that exceeded 10% of total revenue for certain years as shown below. Because of the nature of the Company's business, the major customers may vary between periods.

              Years Ended August 31                             2002             2001
              ---------------------------------------------------------------------------

              Charles Micale DBA My Way Land & Cattle       $  1,722,862     $  2,652,976



MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

Note 13 - Commitments:
              The Company is committed to purchase various crop commodities with anticipated delivery dates in the subsequent fiscal year. At August 31, 2002 and 2001, these purchase commitments aggregated approximately $510,363 and $883,492, respectively.

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

              At August 31, 2002 and 2001, the Company had an outstanding letter of credit amounting to $125,000 for a bond with an insurance company.

--------------------------------------------------------------------------------

Note 14 - Preferred Stock:
              In January 1991, the stockholders authorized 1,000,000 shares of 8% no cumulative preferred stock with a par value of $2 per share. The preferred stock has a liquidation preference to the extent of par value only. No shares were issued or outstanding at August 31, 2002 and 2001.

--------------------------------------------------------------------------------

Note 15 - Fair Value of Financial Instruments:
              The Company's financial instruments include cash, accounts receivable, notes receivable, equity securities, other investments, accounts payable, customer advance feed contracts, and notes payable. The Company estimates that the fair value of all financial instruments at August 31, 2002 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.

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

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------


Note 16 - Commodity Contracts:
              The Company uses commodity future and options contracts to reduce the risk of price fluctuations in various commodities used in its business. The commodities contracts are marked-to-market and the Company reflects hedging gains and losses as adjustments to the basis of the underlying commodities purchase. Gains and losses are recognized in the statement of operations as a component of cost of goods sold upon sale of the commodity. The Company recognized hedging losses of $98,481 and $412,932 during the years ended August 31, 2002 and 2001, respectively. The Company measures the effectiveness of derivative use by assessing the reduction of risk of exposure in the market. If a hedge is determined to be ineffective, it is immediately recognized in the statement of operations.

              At August 31, 2002 the Company has open futures commodities contracts closing in the following October and March. The Company also has deferred losses at year-end that relate to current inventory. In netting these future transactions, a $71,020 loss relating to these commodities is expected to be reclassified to earnings within the next twelve months. The Company will continue to protect its inventory against market fluctuations in the foreseeable future.

--------------------------------------------------------------------------------

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE
----------------------------------------------------------------------------

     None.

                                    PART III


ITEM 9   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors
---------

The following table sets forth the names of all Directors of the Company as of August 31, 2002, indicating all positions and offices with the Company held by each such person.

                                                     All Positions and Offices
                                   Age               Held With the Company
    ----------------------------------------------------------------------------
    James E. Miller                64                President, Chief Executive
                                                     Officer, Chief Financial
                                                     Officer, and Director

    Norman M. Dean                 82                Chairman of the Board of
                                                     Directors and Director

    Clark A. Miller                33                Director

The Company's Directors hold office until the next annual meeting of the Company's shareholders. There is no arrangement or understanding between any Director of the Company and any other person or persons pursuant to which such Director was or is to be selected as a Director or a nominee for director.

Executive Officers
------------------

The following table sets forth the name and ages of all Executive Officers of the Company as of August 31, 2002, indicating all positions and offices with the Company held by each such person.

                                                All Positions and Offices
                              Age               Held With the Company
    ----------------------------------------------------------------------
    James E. Miller           64                President, Chief Executive
                                                Officer, Chief Financial
                                                Officer, and Director

     Norman M. Dean           82                Chairman of the Board of
                                                Directors and Director

     Clark A. Miller          33                Secretary-Treasurer

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

ITEM 10 EXECUTIVE COMPENSATION
------------------------------

Summary of Compensation
-----------------------

The following table sets forth information concerning the compensation of the Chief Executive Officer of the Company. There were no other executive officers of the Company whose salary and bonuses for the year ended August 31, 2002 exceeded $100,000.

                           Summary Compensation Table
                           --------------------------

                                                Annual Compensation
                                                -------------------
Name and Principal Position        Fiscal Year       Salary        Annual Bonus
---------------------------        -----------       ------        ------------

James E. Miller                      2002         $ 72,000             $   -
Chief Executive Officer              2001           72,000                 -
                                     2000           72,000                 -

Options
-------

There have been no stock options granted to any of the named executive officers during the three fiscal years ended August 31, 2002.

Compensation of Directors
-------------------------

The Directors of the Company are entitled to receive fees of $500 per quarter for meetings attended, and reimbursement for travel expenses during the fiscal year ended August 31, 2002, there was only $4,000 paid out in director fees. These fees may be increased or decreased from time-to-time by a majority vote of the Board of Directors. Norman M. Dean is a part-time employee of the Company at a salary of $3,000 per month.

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

                                           Amount and Nature
                       Name and Address      of Beneficial        Percent
Title of Class       of Beneficial Owner      Ownership           of Class
--------------------------------------------------------------------------------
$.0001 Common Stock       None

Security Ownership of Management
--------------------------------

The following table sets forth the number and percentage of shares of Company's $.0001 par value Common Stock (its only class of equity securities outstanding) owned beneficially by each Director of the Company, and by all Directors and Officers of the Company as a group, as of August 31, 2002.

     Name of                          Amount & Nature of             Percent
     Beneficial Owner                 Beneficial Ownership           of Class
--------------------------------------------------------------------------------
     James E. Miller                      973,210 (1)                 15.2%
     23402 Weld County Road 35
     La Salle, CO  80645

     Norman M. Dean                       1,571,786 (2)               24.7%
     5754 W 11th Street #201
     Greeley, CO  80634

     Clark A. Miller                      124,438                      1.9%
     8039 Castle Court
     Fort Collins, CO 80528

     All Directors and                    2,669,434                   41.9%
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

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
------------------------------------------------------

Transactions With Miller Feed Lots, Inc.
----------------------------------------

 The Company is related through partial common ownership with Miller Feed Lots, Inc. ("MFL"). James E. Miller, a Director and President of the Company, and Norman M. Dean, a Director and Chairman of the Board of Directors of the Company, together beneficially own 38% of the Company's stock. Together, Mr. Dean and Mr. Miller own all of the outstanding stock of MFL. The Company leases its feedlot facilities and most of its equipment, rents some equipment on a month-to-month basis and purchases some of its transportation services from MFL. Mr. Miller manages the operations of MFL as well as the feedlot operations of the Company. See Note 11 of Notes to Consolidated Financial Statements attached for a summary of the transactions with MFL for the years ended August 31, 2002 and 2001.

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

Transactions with Highland Water, LLC
-------------------------------------
The Company had a 50% interest in Highland Water, LLC, and a Colorado limited liability company until 01/01/2001. Through 2000 the Company advanced a total of $263,000 to Highland for operations and expansion. The advances accrue interest at 10%, were due August 2004, and were not collateralized. The notes were sold to MFL for face value on 01/01/2001.

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

Reports on Form 8-K
-------------------

Item 6  (b)- Exhibits and Reports on Form 8-K - None


ITEM 14 CERTIFICATION
---------------------

     I, James E. Miller, President and Chief Executive Officer, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Miller Diversified Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact, or emit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial position, results of operations and cash flows of the issuer as of, and for, the periods presented in this annual report.

     4. I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

          (i) Designed such disclosure controls and procedures to ensure that materials information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;

          (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of August 31, 2002; and (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

          (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls (none were so noted); and

          (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls (none were so noted); and

     6. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 26, 2002

                                                   /s/ James E. Miller
                                                   -----------------------------
                                                   President and CEO

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             MILLER DIVERSIFIED CORPORATION

Dated: November 26, 2002                    By  /s/ James E. Miller
                                               ---------------------------------
                                                    James E. Miller, President


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                    Title                      Date
        ---------             --------------------         -----------------

  /s/ James E. Miller         President, Principal         November 26, 2002
---------------------         Executive Officer,
      James E. Miller         Principal Financial
                              Officer, and Director


  /s/ Clark A. Miller         Secretary-Treasurer,         November 26, 2002
---------------------         Principal Marketing
      Clark A. Miller         Officer


  /s/ Norman M. Dean          Chairman of the              November 26, 2002
---------------------         Board and Director
      Norman M. Dean