Form 10QSB
period 2002-11-30
MILLER DIVERSIFIED CORP
filed 2003-01-14
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934


                     For the Quarter Ended November 30, 2002

                         Commission File Number 01-19001

                         MILLER DIVERSIFIED CORPORATION
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


             Nevada           .                                 84-1070932
 ------------------------------                            --------------------
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

Number of shares of Common Stock, par value $.0001, outstanding on January 6, 2003, 6,364,640.

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


     We have reviewed the accompanying consolidated balance sheet of Miller Diversified Corporation and its subsidiary as of November 30, 2002, and the related consolidated statements of operations for the three-months ended November 30, 2002 and 2001, and the consolidated statement of cash flows for the three month periods ended November 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

     We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of August 31, 2002, and the related consolidated statements of operations, of shareowners' equity, and of cash flows for the year then ended (not presented herein), and in our report dated October 9, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of August 31, 2002 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                                            /s/  ANDERSON & WHITNEY, P.C.
                                            -----------------------------------
                                                 ANDERSON & WHITNEY, P.C.

Greeley, Colorado
January 10, 2003

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements


MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                                          Nov. 30       Aug. 31
                                                           2002           2002
--------------------------------------------------------------------------------

ASSETS
------
Current Assets:
  Cash                                                  $  184,247    $  214,345
  Receivables:
    Trade accounts                                         333,510       636,125
    Trade accounts - related parties                       255,507       165,761
    Accounts receivable - related parties                  878,244       900,609
    Notes - cattle financing                               199,146       611,869
    Notes - cattle financing - related parties                --            --
  Inventories                                            1,951,212     1,616,291
  Deferred income taxes                                       --          25,411
  Prepaid expenses and other                                   435        29,524
--------------------------------------------------------------------------------
     Total Current Assets                                3,802,301     4,199,935
--------------------------------------------------------------------------------
Property and Equipment:
  Feedlot facility under capital lease -
    related party                                        1,497,840     1,497,840
  Equipment                                                198,494       198,494
  Leasehold improvements                                   187,767       187,767
                                                         1,884,101     1,884,101
Less:  Accumulated depreciation
       and amortization                                    975,428       951,819
--------------------------------------------------------------------------------
     Total Property and Equipment                          908,673       932,282
--------------------------------------------------------------------------------
Other Assets:
  Notes receivable - related parties                       300,000       300,000
  Deferred income taxes                                    350,756       350,756
  Deposits and other                                        11,495        11,495
--------------------------------------------------------------------------------
     Total Other Assets                                    662,251       662,251
--------------------------------------------------------------------------------
TOTAL ASSETS                                            $5,373,225    $5,794,468
================================================================================

Continued on next page.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------
                                                          Nov. 30       Aug. 31
                                                           2002           2002
--------------------------------------------------------------------------------

LIABILITIES
-----------
Current Liabilities:
  Cash overdraft                                     $   302,679    $   193,323
  Notes payable                                        2,182,528      2,572,120
  Trade accounts payable                                 536,643        442,806
  Accounts payable - related party                          --             --
  Accrued expenses                                        34,826         75,281
  Customer advance feed contracts                           --             --
  Current portion of:
    Capital lease obligations - related party             31,227         31,227
    Long-term debt                                         1,300          3,225
    Long-term debt - related party                        65,087         65,087
--------------------------------------------------------------------------------
     Total Current Liabilities                         3,154,290      3,383,069
--------------------------------------------------------------------------------
Capital Lease Obligation - Related Party                 864,145        871,634
Long-Term Debt                                              --
Long-Term Debt - Related Party                            57,245         73,045
--------------------------------------------------------------------------------
     Total Liabilities                                 4,075,680      4,327,748
--------------------------------------------------------------------------------

Commitments
================================================================================

STOCKHOLDERS' EQUITY
--------------------
Preferred Stock                                             --             --
Common Stock, par value $.0001 per share
  25,000,000 shares authorized; 6,364,640
  shares issued and outstanding                              636            636
Additional Paid-In Capital                             1,351,693      1,351,693
Retained Earnings                                         40,977        185,411
Accumulated Other Comprehensive Income (Loss)            (95,761)       (71,020)
--------------------------------------------------------------------------------
  Total Stockholders' Equity                           1,297,545      1,466,720
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 5,373,225    $ 5,794,468
================================================================================


See Accompanying Notes to Consolidated Financial Statements.



MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------
Three Months Ended November 30                                2002           2001
------------------------------------------------------------------------------------

Revenue:
--------
  Feed and related sales                                  $ 1,192,246    $   916,742
  Fed cattle sales                                          1,535,742      1,937,608
  Feedlot services                                            163,521        234,032
  Interest income                                               7,338         12,687
  Interest income - related parties                             4,500          4,500
  Other income                                                 26,699         25,581
------------------------------------------------------------------------------------
     Total Revenue                                          2,930,046      3,131,150
------------------------------------------------------------------------------------

Costs and Expenses:
  Cost of:
    Feed and related sales                                  1,024,866        734,693
    Fed cattle sold                                         1,700,986      2,264,012
    Participation Company cattle sold - related parties       (82,622)          --
    Feedlot services                                          190,867        245,265
  Selling, general, and administrative                        177,296        201,800
  Equity in (earnings) loss of investee                          --             --
  Interest                                                      9,593         11,220
  Interest on note payable - related party                     28,083         30,475
------------------------------------------------------------------------------------
     Total Costs and Expenses                               3,049,069      3,487,465
------------------------------------------------------------------------------------

Income (Loss) Before Income Taxes                            (119,023)      (356,315)

Income Tax Expense (Benefit)                                   25,411        (89,079)
------------------------------------------------------------------------------------

NET INCOME (LOSS)                                         $  (144,434)   $  (267,236)
====================================================================================

INCOME (LOSS) PER COMMON SHARE                            $     (0.02)   $     (0.04)
====================================================================================

Weighted Average Number of Common
   Shares Outstanding                                       6,364,640      6,364,640
====================================================================================


See Accompanying Notes to Consolidated Financial Statements.

                                          5



MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------
Three Months Ended November 30,                            2002            2001
----------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Cash received from customers                          $ 3,153,442    $ 3,356,117
  Cash paid to suppliers and employees                   (3,225,900)    (3,238,321)
  Interest received                                          11,838         17,187
  Interest paid                                             (76,751)       (48,196)
  Income taxes paid                                            --             --
----------------------------------------------------------------------------------
     Net Cash Provided (Used) by Operating Activities      (137,371)        86,787
----------------------------------------------------------------------------------
Cash Flows from Investing Activities:
  Acquisition of property and equipment                        --           (5,900)
  Loans to related party                                       --             --
  Collections from cattle financing                            --             --
  Loans for cattle financing                                412,723       (244,429)
  Proceeds from sale of other investments                      --             --
  Distributions received from other investments                --             --
----------------------------------------------------------------------------------
     Net Cash Provided (Used) by Investing Activities       412,723       (250,329)
----------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Proceeds from:
    Notes payable                                         4,030,026      6,595,729
    Long-term debt - related party                             --             --
    Long-term debt                                             --             --
  Principal payments on:
    Notes payable                                        (4,419,618)    (6,539,890)
    Capital lease obligations - related party                (7,489)        (6,713)
    Long-term debt - related party                          (15,800)       (14,184)
    Long-term debt                                           (1,925)        (1,138)
  Change in cash overdraft                                  109,356        (48,358)
----------------------------------------------------------------------------------
     Net Cash Provided (Used) by Financing Activities      (305,450)       (14,554)
----------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                             (30,098)      (178,096)
Cash, Beginning of Period                                   214,345        272,915
----------------------------------------------------------------------------------
Cash, End of Period                                     $   184,247    $    94,819
==================================================================================


Continued on next page.

                                        6

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------
Three Months Ended November 30,                               2002         2001
--------------------------------------------------------------------------------
Reconciliation of Net Income (Loss) to Net
  Cash Provided (Used) by Operating Activities:
  Net income (Loss)                                      $(144,434)   $(267,236)
  Adjustments:
    Depreciation and amortization                           23,609       23,608
    Equity in (earnings) loss of investee                     --           --
    Gain on sale of other investments                         --           --
    Deferred income taxes                                   25,411      (89,079)
    Unrealized hedging losses                              (24,741)      49,231
    Changes in assets and liabilities:
     (Increase) decrease in:
      Trade accounts receivable                            302,615      442,074
      Trade accounts receivable - related party            (89,746)     (28,544)
      Accounts receivable - related party                   22,365     (171,376)
      Inventories                                         (334,921)     369,780
      Prepaid expenses                                      29,089       15,642
      Deposits and other                                      --           --
    Increase (decrease) in:
      Trade accounts payable and accrued expenses           53,382     (257,313)
      Trade accounts payable - related parties                --           --
      Customer advance feed contracts                         --           --
--------------------------------------------------------------------------------
Net Cash Provided (Used) by Operating Activities         $(137,371)   $  86,787
================================================================================
                                                                 0


See Accompanying Notes to Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

---------------------

The consolidated balance sheets as of November 30, 2002 and August 31, 2002, the consolidated statements of earnings for the three months ended November 30, 2002 and 2001 and the consolidated statements of cash flows for the three months ended November 30, 2002 and 2001 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted as allowed by the rules and regulations of the Securities and Exchange Commission.


In preparation of the above-described financial statements, all adjustments of a normal and recurring nature have been made. The Company believes that the accompanying financial statements contain all adjustments necessary to present fairly the results of operations and cash flows for the periods presented. Further, management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the annual financial statements and the notes thereto. The operations for the three-month period ended November 30, 2002 are not necessarily indicative of the results to be expected for the year.

Item 2 - Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
         and Results of Operations
         -------------------------

Results of Operations
---------------------

Three months ended November 30, 2002
------------------------------------

Total revenues for the quarter ended November 30, 2002 decreased $201,104 or (6%) less than November 30, 2002. Fed cattle sales decreased $401,866 while representing 52% of the total revenues for the three months ended November 30, 2002 compared to 61% of total revenues during the same period in 2001. Feed and related sales increased primarily due to higher prices charged for feed in the feedlot, which is driven by higher costs of the feed. The increase of $275,504 represents a 30% increase in feed and related sales and is indicative in the price rise in feedstuffs for the feedlot. Feedlot services decreased $70,511 or (30%), for the period ended November 30, 2002 compared to November 30, 2001, due to fewer numbers of cattle in the feedlot.

Miller Feedlots Inc. (MFL) is a related-party entity due to partial common ownership. The Company's president and the chairman of the board of directors own all of the outstanding stock of MFL, and together beneficially own 36% of the Company's stock. In February 2002, the Company reached an agreement with MFL whereby MFL will participate in 50% of the profits or losses from the fed cattle sales. The participation is reported as a reduction of cost of sales beginning with the second quarter of fiscal year 2002.

The total gross profit was $57,412 for the three months ended November 30, 2002 a increase of $213,000 from the corresponding period in the year 2001. The gross profit percentages were 2% and (5%) respectively for the three months ended November 30, 2002 and 2001 respectively. The increase in gross profit percentage is due to reduced losses from fed cattle sales. The gross profit percentage for fed cattle sales were (10%) and (16.8%), respectively, for the three months ended November 30, 2002 and 2001. The (10%) loss was reduced to (5%) by the participation from MFL. The increased profit percentage is a result of higher fat cattle prices for an extended period of time compared to a year ago. Feed and related sales gross profit percentage decreased 5% to 14% even though sales generated $275,504 more for the year 2002 compared to the same period the previous year, due to a higher cost of sales.

Selling, general and administrative expenses decreased $24,504 due to management's cost cutting effort during these economic hard times.

Total interest expenses decreased $4,019 for the three months ended November 30, 2002, compared to the corresponding period in 2001 due to lower interest rates. The interest incurred on company owned cattle was $17,614 for the quarter ended November 30, 2002, and is included as a cost of fed cattle inventory.

Income tax expenses for the first quarter consists of deferred tax expense resulting from the reversal of an inventory valuation allowance.

The net loss of $144,434 for the three months ended November 30, 2002 is less than the net loss of $267,236 for three months ended November 30, 2001 and is mainly due to the strengthening market and thus smaller cattle losses incurred by company owned cattle.


Liquidity and Capital Resources
-------------------------------

For the three months ended November 30, 2002, operating activities used cash flow of $137,372. A $334,922 increase in Company-owned cattle inventory contributed to this utilization. Funds were provided by a $412,723 reduction of either financing receivables. A portion of these proceeds was needed to pay down lines of credit by $389,592. Working capital at November 30, 2002 was $648,011 compared to $816,866 at August 31, 2002.

The Company believes that internally generated funds and the available borrowing under its existing credit facilities will provide sufficient liquidity and enable it to meet its current and foreseeable working capital requirements. The Company's $300,000 operating line of credit had an outstanding balance of $40,000 on November 30, 2002 and the $4 million revolving line of credit for purchase and feed cattle to slaughter had an outstanding balance at November 30, 2002 of $1,670,791. The November 30, 2002, balance of $171,736 left $1,828,264 still available on the line of credit for financing qualified customer's cattle feeding programs. The company line of credit for cattle procurement was fully extended at $300,000.

These lines of credit with Farm Credit Services are in the process of being renewed and management does not anticipate any problems.

The Company had no material commitments for capital expenditures at November 30, 2002.

New Accounting Pronouncements
-----------------------------

Management does not believe there are new accounting standards the implementation of which will significantly impact the Company's financial statements.

Item 3 - - Controls and Procedures


     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the filing date of this quarterly report and based on the completion of a comprehensive review and reconciliation of the underlying information supporting key financial statement classifications as of the filing date, our principal executive officer and principal financial officer have concluded that these controls and procedures, when supplemented with a comprehensive review and reconciliation process, are effective.


     Disclosure controls and procedures are the controls and other procedures designed to ensure that information that we are required to disclose in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods required. To date we have relied heavily on comprehensive review and reconciliation procedures applied to key financial statement classifications as a critical element of our disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

                            PART II OTHER INFORMATION

Items 1 through 5 None.

Item 6  Exhibits and reports on form 8-k

         a)   Exhibits
              Exhibit 99.1 - Certification pursuant to section 906 for Principle Executive Officer and Principal Financial Officer.

         b)   Reports on form 8-K None filed

                CERTIFICATION FOR PRINCIPAL EXECUTIVE OFFICER AND
               PRINCIPAL FINANCIAL OFFICER PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, James E. Miller, Principal Executive Officer and Principal Financial officer certify that::

1. I have reviewed this quarterly report on Form 10-QSB of Miller Diversified Corporation (the "Registrant");


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) Designed such disclosure controls and procedures, as supplemented by a comprehensive review of important financial statement classifications, to ensure that materials information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

     b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the Registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date: January 13, 2002

                                            /s/  James E. Miller
                                            ----------------------------------
                                                 James E. Miller
                                                 Principal Executive Officer
                                                 And Principal Financial Officer

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


                                            MILLER DIVERSIFIED CORPORATION
                                            (Registrant)

      Signature                          Title                       Date
      ---------                          -----                       ----

/s/  James E. Miller               President, Principal        January 13, 2003
--------------------               Executive Officer
     James E. Miller               Principal Financial
                                   Officer, and Director

/s/  Clark A. Miller               Secretary-Treasurer         January 13, 2003
--------------------               Principal Marketing
     Clark A. Miller               Officer


/s/  Norman M. Dean                Chairman of the             January 13, 2003
--------------------               Board and Director
     Norman M. Dean