Form 10QSB
period 2003-02-28
MILLER DIVERSIFIED CORP
filed 2003-04-16
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

                      Quarterly Report Under Section 13 or
               15 (d) of the Securities and Exchange Act of 1934

                    For the Quarter Ended February 28, 2003

                        Commission File Number 01-19001

                         MILLER DIVERSIFIED CORPORATION
                               -------------------
             (Exact Name of Registrant as Specified in its Charter)

               Nevada                                         84-1070932
---------------------------------                        ---------------------
   (State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                       Identification Number)

                                Mailing Address:
                                ----------------
                             P. O. Box 237 La Salle,
        Colorado 80645 23360 Weld County Road 35 La Salle, Colorado 80645
        -----------------------------------------------------------------
                    (Address of Principal Executive Office)

                                 (970) 284-5556
                --------------------------------------------------
               (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [ X ]   NO  [  ]

Number of shares of Common Stock, par value - $.0001, outstanding on April 8, 2003, 6,364,640.

Transitional Small Business Disclosure Format: YES [  ]    NO [ X ]

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

Report on Review by Independent Accountants

To the Board of Directors
Miller Diversified Corporation


     We have reviewed the accompanying consolidated balance sheet of Miller Diversified Corporation and its subsidiary as of February 28, 2003, and the related consolidated statements of operations for each of the three-month and six-month periods ended February 28, 2003 and 2002, and the consolidated statement of cash flows for the six-month periods ended February 28, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

     We previously audited in accordance with auditing standards generally accepted in the United States the consolidated balance sheet as of August 31, 2002, and the related consolidated statements of operations, of shareowners' equity, and of cash flows for the year then ended (not presented herein), and in our report dated October 9, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of August 31, 2002 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                                        ANDERSON & WHITNEY, P.C.


Greeley, Colorado
April 10, 2003

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                                       Feb. 28       Aug. 31
                                                        2003          2002
--------------------------------------------------------------------------------

ASSETS
------
Current Assets:
 Cash                                              $   185,956    $   214,345
 Receivables:
  Trade accounts                                       246,905        636,125
  Trade accounts - related parties                      96,976        165,761
  Accounts receivable - related parties                899,434        900,609
  Notes - cattle financing                             287,504        611,869
  Notes - cattle financing - related parties              --             --
 Inventories                                         3,116,544      1,616,291
 Deferred income taxes                                    --           25,411
 Prepaid expenses and other                             99,314         29,524
--------------------------------------------------------------------------------
    Total Current Assets                             4,932,633      4,199,935
--------------------------------------------------------------------------------

Property and Equipment:
 Feedlot facility under capital lease -
  related party                                      1,497,840      1,497,840
 Equipment                                             198,494        198,494
 Leasehold improvements                                187,767        187,767
                                                     ---------------------------
                                                     1,884,101      1,884,101
Less:  Accumulated depreciation
          and amortization                             999,035        951,819
--------------------------------------------------------------------------------
    Total Property and Equipment                       885,066        932,282
--------------------------------------------------------------------------------
Other Assets:
 Notes receivable - related parties                    300,000        300,000
 Deferred income taxes                                 350,756        350,756
 Deposits and other                                     11,495         11,495
--------------------------------------------------------------------------------
    Total Other Assets                                 662,251        662,251
--------------------------------------------------------------------------------
TOTAL ASSETS                                         6,479,950      5,794,468
================================================================================
Continued on next page

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------
                                                      Feb. 28      Aug. 31
                                                      2003           2002
--------------------------------------------------------------------------------

LIABILITIES
-----------
Current Liabilities:
 Cash overdraft                                   $   662,372    $   193,323
 Notes payable                                      3,008,120      2,572,120
 Trade accounts payable                               510,684        442,806
 Accounts payable - related party                        --             --
 Accrued expenses                                      37,787         75,281
 Customer advance feed contracts                         --             --
 Current portion of:
  Capital lease obligations - related party            31,227         31,227
  Long-term debt                                         --            3,225
  Long-term debt - related party                       65,087         65,087
--------------------------------------------------------------------------------
   Total Current Liabilities                        4,315,277      3,383,069
Capital Lease Obligation - Related Party              856,448        871,634
Long-Term Debt                                           --             --
Long-Term Debt - Related Party                         41,047         73,045
--------------------------------------------------------------------------------
   Total Liabilities                                5,212,772      4,327,748
--------------------------------------------------------------------------------

Commitments
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
--------------------
Preferred Stock                                          --             --
Common Stock, par value $.0001 per share
  25,000,000 shares authorized; 6,364,640
  shares issued and outstanding                           636            636
Additional Paid-In Capital                          1,351,693      1,351,693
Retained Earnings                                     (26,776)       185,411
--------------------------------------------------------------------------------
Accumulated Other Comprehensive Income (Loss)         (58,375)       (71,020)
--------------------------------------------------------------------------------
  Total Stockholders' Equity                        1,267,178      1,466,720
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          6,479,950      5,794,468
================================================================================


See Accompanying Notes to Consolidated Financial Statements.



MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------
Six Months Ended  February 28                                2003                     2002
----------------------------------------------------------------------------------------------
Revenue:
 Feed and related sales                                   $ 2,024,259              $ 1,686,460
 Fed cattle sales                                           1,538,455                3,295,479
 Feedlot services                                             303,287                  447,187
 Interest income                                                2,193                   20,489
 Interest income - related parties                              9,000                    9,000
 Other income                                                  33,920                   38,643
----------------------------------------------------------------------------------------------
    Total Revenue                                           3,911,114                5,497,258
----------------------------------------------------------------------------------------------


Costs and Expenses:
 Cost of:
  Feed and related sales                                    1,693,116                1,325,790
  Fed cattle sold                                           1,709,260                3,838,425
  Participation Company cattle sold - related parties         (85,403)                (271,473)
  Feedlot services                                            368,882                  481,568
 Selling, general, and administrative                         336,381                  386,373
 Interest                                                      20,094                   22,081
 Interest on note payable - related party                      55,560                   60,406
----------------------------------------------------------------------------------------------
    Total Costs and Expenses                                4,097,890                5,843,170
----------------------------------------------------------------------------------------------


Income (Loss) Before Income Taxes                            (186,776)                (345,912)

Income Tax Expense (Benefit)                                   25,411                  (79,173)
----------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                         $  (212,187)             $  (266,739)
==============================================================================================

INCOME (LOSS) PER COMMON SHARE                            $     (0.03)             $     (0.04)
==============================================================================================

Weighted Average Number of Common
   Shares Outstanding                                       6,364,640                6,364,640
==============================================================================================


See Accompanying Notes to Consolidated Financial Statements.


MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------
Three Months Ended February 28                                2003                    2002
----------------------------------------------------------------------------------------------

Revenue:
 Feed and related sales                                   $   832,013              $   769,718
 Fed cattle sales                                               2,713                1,357,871
 Feedlot services                                             139,766                  213,155
 Interest income                                               (5,145)                   7,802
 Interest income - related parties                              4,500                    4,500
 Other income                                                   7,221                   13,062
----------------------------------------------------------------------------------------------
    Total Revenue                                             981,068                2,366,108
----------------------------------------------------------------------------------------------


Costs and Expenses:
 Cost of:
  Feed and related sales                                      668,250                  591,097
  Fed cattle sold                                               8,274                1,574,413
  Participation Company cattle sold - related parties          (2,781)                (271,473)
  Feedlot services                                            178,015                  236,303
 Selling, general, and administrative                         159,085                  184,573
 Interest                                                      10,501                   10,861
 Interest on note payable - related party                      27,477                   29,931
----------------------------------------------------------------------------------------------
    Total Costs and Expenses                                1,048,821                2,355,705

Income (Loss) Before Income Taxes                             (67,753)                  10,403

Income Tax Expense (Benefit)                                     --                      9,906
----------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                         $   (67,753)             $       497
==============================================================================================

INCOME (LOSS) PER COMMON SHARE                            $     (0.01)             $      0.00
==============================================================================================

Weighted Average Number of Common
   Shares Outstanding                                       6,364,640                6,364,640
==============================================================================================

See Accompanying Notes to Consolidated Financial Statements.



MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------
Six Months Ended February 28                                   2003                   2002
----------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Cash received from customers                             $ 4,359,101              $ 5,675,556
 Cash paid to suppliers and employees                      (5,462,508)              (5,306,637)
 Interest received                                             11,193                   29,489
 Interest paid                                               (115,181)                (134,876)
 Income taxes paid                                               --                       --
----------------------------------------------------------------------------------------------
   Net Cash Provided (Utilized) by Operating Activities    (1,207,395)                 263,532
----------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
 Acquisition of property and equipment                           --                     (5,900)
 Loans to related party                                          --                       --
 Collections from cattle financing                          1,413,169                   82,992
 Loans for cattle financing                                (1,088,804)                (566,776)
----------------------------------------------------------------------------------------------
  Net Cash Provided (Used) by Investing Activities            324,365                 (489,684)
----------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
 Proceeds from:
  Notes payable                                             6,107,522                5,957,615
  Long-term debt - related party                                 --                       --
  Long-term debt                                                 --                       --
 Principal payments on:
  Notes payable                                            (5,671,522)              (5,660,589)
  Capital lease obligations - related party                   (15,186)                 (13,613)
  Long-term debt - related party                              (31,998)                 (28,725)
  Long-term debt                                               (3,225)                  (2,938)
 Change in cash overdraft                                     469,049                  (48,358)
----------------------------------------------------------------------------------------------
 Net Cash Provided (Used) by Financing Activities             854,640                  203,392
----------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                               (28,390)                 (22,760)
Cash, Beginning of Period                                     214,345                  272,915
----------------------------------------------------------------------------------------------
Cash, End of Period                                       $   185,955              $   250,155
==============================================================================================

Continued on next page.




MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
------------------------------------------------------------------------------------------------
Six months Ended February 28                                   2003                     2002
------------------------------------------------------------------------------------------------
Reconciliation of Net Income (Loss) to Net
 Cash Provided (Used) by Operating Activities:
 Net income (Loss)                                        $  (212,187)               $  (266,739)
 Adjustments:
  Depreciation and amortization                                47,216                     47,216
  Gain on sale of other investments                              --                         --
  Deferred income taxes                                        25,411                    (79,173)
  Unrealized hedging losses                                    12,645                     81,546
  Changes in assets and liabilities:
   (Increase) decrease in:
    Trade accounts receivable                                 389,220                    344,125
    Trade accounts receivable - related party                  68,785                     36,496
    Accounts receivable - related party                         1,175                   (444,307)
    Inventories                                            (1,500,253)                   763,279
    Prepaid expenses                                          (69,790)                   (32,440)
    Deposits and other                                           --                       (1,000)
   Increase (decrease) in:
    Trade accounts payable and accrued expenses                30,383                   (185,471)
    Trade accounts payable - related parties                     --                         --
    Customer advance feed contracts                              --                         --
------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Operating Activities          $(1,207,395)               $   263,532
================================================================================================


See Accompanying Notes to Consolidated Financial Statements.

                                              8


MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

_____________________

     The consolidated balance sheets as of February 28, 2003 and August 31, 2002, the consolidated statements of earnings for the three months and six months ended February 28, 2003 and 2002 and the consolidated statements of cash flows for the three months ended February 28, 2003 and 2002 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted as allowed by the rules and regulations of the Securities and Exchange Commission.

     In preparation of the above-described financial statements, all adjustments of a normal and recurring nature have been made. The Company believes that the accompanying financial statements contain all adjustments necessary to present fairly the results of operations and cash flows for the periods presented. Further, management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the annual financial statements and the notes thereto. The operations for the six-month period ended February 28, 2003 are not necessarily indicative of the results to be expected for the year.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Results of Operations
---------------------

Quarter Ended February 28, 2003:

Total revenue for the quarter ended February 28, 2003 decreased $1,385,040 or 59% less, compared to the quarter ended February 28, 2002. The main decrease was due to the $1,355,158 drop in the sale of cattle or a 99% decrease in cattle sale compared to 2002. The company still owns about the same number of cattle, they were not marketed in the second quarter, because they had not been on feed for enough days to go to market. Feed and related sales, increased $62,295 while feedlot services decreased $73,389. These changes were due to a change in ration, which took away income from feedlot services and left it in feed and related sales. The overall decrease of $11,094 was due to slightly fewer numbers in the feedlot for 2003 compared to 2002.

Miller Feedlots Inc. (MFL) is a related-party entity due to partial common ownership. The Company's president and the chairman of the board of directors own all of the outstanding stock of MFL, and together beneficially own 41% of the Company's stock. Toward the end of the second quarter 2002, the Company reached an agreement with MFL whereby MFL will participate in 50% of the profits or losses from the fed cattle sales. The participation is retroactive to September 1, 2001. For the second quarter of 2003, MFL's share of the fed cattle losses was $2.781, which is reported as a reduction of cost of sales for the second quarter.

Overall gross profit was $122,734 for the quarter ended February 28, 2003, a decrease of $87,670 from the $210,404 gross profit for the corresponding quarter in 2002. The gross profit percentages were 12.6% and 9%, respectively, for the quarters ended February 28, 2003 and 2002. Excluding the effect of the MFL participation discussed in the preceding paragraph, the overall gross profit would have increased $181,022 from the corresponding quarter in 2002. Overall gross profit percentages without the participation were 12.3% and (2.6%), respectively, for the quarters ended February 28, 2003 and 2002. The increase in gross profit percentages is primarily due to the lack of cattle losses that were suffered in the previous year but were avoided in 2003. With the continued general uncertainty in the market, fewer customers were willing to place cattle in the feedlot, which has resulted in cattle numbers continuing to stay down.

The feed and related sales gross profit percentage decreased 3.5% due to ration changes by management to keep overall costs down while certain feedstuffs went up due to the drought along the Front Range. Feedlot services generated $(38,249) in gross profit for the quarter ended February 28, 2003, compared to $(23,148) for the quarter ended February 28, 2002. This loss is attributed to fixed costs that could not be absorbed due to fewer cattle in the feedlot and also the ration changes that brought less revenue over from grinding charges in feed and related sales this quarter compared to a year ago.

Selling, general, and administrative expenses decreased $25,490 to $159,083 for the quarter ended February 28, 2003 compared to the corresponding quarter of 2002. The decrease in costs, were due mainly to cost cutting efforts by management, in the areas of salaries and occupancy costs.

Total interest expense decreased $2,814 for the quarter ended February 28, 2003 over the corresponding quarter a year earlier as a result of lower interest rates on the lines of credit and lower principal balances.

The net (loss) of $(67,751) for the quarter ended February 28, 2003 is consistent with the continued hard times of the cattle business and is a greater loss than the net profit of $497 for the quarter ended February 28, 2002. Without the MFL participation, the net profit (loss) for the second quarter would have been $(70,532) in 2003 and $(270,976) in 2002.

Six Months Ended February 28, 2003:

Total revenue for the six months ended February 28, 2003 decreased $1,586,144 or 29% less, compared to the six months ended February 28, 2002. The main decrease was in cattle sales, which was down $1,757,024 or a decrease of 53%. This was due to fewer numbers of cattle being marketed, especially during the second quarter. There was also a increase in feed and related sales of $337,799 which was partially offset by a decrease in feedlot services revenue of $143,900. Feed and related sales represented 52% of revenue for the six months ended February 28, 2003 compared to 31% for the six months ended February 28, 2002.

Overall gross profit was $180,146 for the six months ended February 28, 2003 an increase of $125,330 from the $54,816 gross profit for the corresponding quarter in 2002. Excluding the effect of the MFL participation disclosed in the discussion of second quarter operations, the overall gross profit for the six months ended February 28, 2003 and 2002 would have been $94,743 and $(216,657), respectively. The overall gross profit percentages without the participation were 2.5% and (4)%, respectively, for the six months ended February 28, 2003 and 2002. The increase in gross profit percentages is primarily due to the lack of cattle sales in the second quarter. With the general uncertainty in the market, fewer customers were willing to place cattle in the feedlot, which continues to keep lower cattle numbers in the feedlot. Gross profit percentages for fed cattle sales exclusive of MFL participation were (11.1%) and (16.4)%, respectively, for the six months ended February 28, 2003 and 2002, the smaller loss is mainly due to fewer cattle being marketed and the modest improvements in the beef market.

Feed and related sales gross profit percentage decreased 5% due to the higher cost of feedstuffs due to the drought along the Front Range. Feedlot services generated $(65,595) in gross profit (loss) for the six months ended February 28, 2003 compared to $(34,381) the six months period ended February 28, 2002. This loss is attributed to fixed costs that could not be reduced, and the change in rations, which reduced the grain handling charge that was allocated to feedlot services, compared to the six months a year ago.

Selling, general, and
administrative expenses decreased $49,994 to $336,379 for the six months ended February 28, 2003 compared to the corresponding time frame for 2002. The decrease in costs, were due to management cost cutting in salaries and other areas. The second factor in the decrease was the drop in payment of customer incentives from $14,963 to $8.889.

Total interest expense decreased $6,833 for the six months ended February 28, 2003 over the corresponding quarter a year earlier as a result of lower principle balances on long-term debt, and lower interest rates on the lines of credit.

The net loss of $212,185 for the six months ended February 28, 2003 is less than the net loss of $266,739 for the quarter ended February 28, 2002 and is generally a result of fewer cattle being sold and continued smaller numbers of cattle in the feedlot. Without the MFL participation, the year to date 2003 and 2002 net loss would have been $(297,588) and $(538,212), respectively.

Liquidity and Capital Resources
-------------------------------

For the six months ended February 28, 2003, operating activities used cash flow of $(1,207,395). Much of this is from a $1,500,253 increase in Company-owned cattle and other inventories. Working capital as of February 28, 2003 was $617,356.Investing activities provided $324,365, primarily from advances on loans to outside investors for purchasing cattle to be placed in the feedlot. Of this amount $205,235 was repaid on MDC's investor line of credit. For the same period, there was a net borrowing of $641,235 on the line of credit for company-owned cattle on feed. Total financing activities for the six months ended February 28, 2003 provided $854,640.

The Company believes that internally generated funds and the available borrowing under its existing credit facilities will provide sufficient liquidity and enable it to meet its current and foreseeable working capital requirements. The Company's $300,000 operating line of credit had no outstanding balance as of February 28, 2003 and the $3 million revolving line of credit for purchase and feed cattle to slaughter had an outstanding balance at February 28, 2003 of $2,696,627. At February 28, 2003, there was also $1,688,507 available on the line of credit for financing qualified customer's cattle feeding programs.

The Company had no material commitments for capital expenditures at February 28, 2003.

New Accounting Pronouncements

Management does not believe there are new accounting standards the implementation of which will significantly impact the Company's financial statements.

Item 3 - - Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the filing date of this quarterly report and based on the completion of a comprehensive review and reconciliation of the underlying information supporting key financial statement classification as of the filing date, our principal executive officer and principal financial officer concluded that theses controls and procedures, when supplemented with a comprehensive review and reconciliation process, are effective.

     Disclosure controls and procedures are the controls and other procedures designed to ensure that information that we are required to disclose in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods required. To date we have relied heavily on comprehensive review and reconciliation procedures applied to key financial statements classifications as a critical element of our disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II OTHER INFORMATION

Items one through five none.

Item 6 Exhibits and reports on form 8-K

         a) Exhibits
            Exhibits 99.1 - Certification pursuant to section 906 for Principle Executive Officer and Principal Financial Officer.

         b) Reports on form 8-K
                                   None filed.

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


         Date: April 11, 2003

               /s/ James E. Miller
               -------------------
               James E. Miller
               Principal Executive Officer
               And Principal Financial Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MILLER DIVERSIFIED CORPORATION
                                    -------------------------------
                                            (Registrant)

      Signature                           Title                       Date

/s/ James E. Miller              President, Principal            April 11, 2003
-------------------              Executive Officer
    James E. Miller              Principal Financial
                                 Officer, and Director

/s/ Clark A. Miller              Secretary-Treasurer             April 11, 2003
-------------------              Principal Marketing
    Clark A. Miller              Officer

/s/ Norman M. Dean               Chairman of the                 April 11, 2003
------------------               Board and Director
    Norman M. Dean