Form 10QSB
period 2003-05-31
MILLER DIVERSIFIED CORP
filed 2003-07-21
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934


                       For the Quarter Ended May 31, 2003

                         Commission File Number 01-19001

                         MILLER DIVERSIFIED CORPORATION
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            Nevada                                              84-1070932
 ------------------------------                            --------------------
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

Number of shares of Common Stock, par value $.0001, outstanding on May 31, 2003
 6,404,640.

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


     We have reviewed the accompanying consolidated balance sheet of Miller Diversified Corporation and its subsidiary as of May 31, 2003, and the related consolidated statements of operations for each of the three-month and nine-month periods ended May 31, 2003 and 2002, and the consolidated statement of cash flows for the nine-month periods ended May 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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


                                            /s/  ANDERSON & WHITNEY, P.C.
                                            -----------------------------------
                                                 ANDERSON & WHITNEY, P.C.

Greeley, Colorado
July 18, 2003

PART I  FINANCIAL INFORMATION

Item 1  Financial Statements


MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY


CONSOLIDATED BALANCE SHEETS


                                                         May 31         Aug. 31
                                                          2003           2002
                                                       ----------     ----------

ASSETS


Current Assets:
 Cash                                                  $  196,533     $  214,345
 Receivables:
  Trade accounts                                          446,116        636,125
  Trade accounts - related parties                        101,552        165,761
  Accounts receivable - related parties                   907,920        900,609
  Notes - cattle financing                              1,021,067        611,869
  Notes - cattle financing - related parties                 --             --
 Inventories                                            2,993,041      1,616,291
 Deferred income taxes                                       --           25,411
 Prepaid expenses and other                                80,308         29,524
                                                       ----------     ----------
     Total Current Assets                               5,746,536      4,199,935
                                                       ----------     ----------
Property and Equipment:
 Feedlot facility under capital lease -
   related party                                        1,497,840      1,497,840
 Equipment                                                198,494        198,494
 Leasehold improvements                                   187,767        187,767
                                                       ----------     ----------
                                                        1,884,101      1,884,101
Less:  Accumulated depreciation
          and amortization                              1,022,642        951,819
                                                       ----------     ----------
     Total Property and Equipment                         861,459        932,282
                                                       ----------     ----------

Other Assets:
 Other investments                                           --             --
 Notes receivable - related parties                       300,000        300,000
 Deferred income taxes                                    350,756        350,756
 Deposits and other                                        11,495         11,495
                                                       ----------     ----------
     Total Other Assets                                   662,251        662,251
                                                       ----------     ----------
TOTAL ASSETS                                           $7,270,245     $5,794,468
                                                       ==========     ==========

Continued on next page.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY


CONSOLIDATED BALANCE SHEETS  Continued


                                                        May 31        Aug. 31
                                                         2003          2002
                                                     -----------    -----------

LIABILITIES
Current Liabilities:
 Cash overdraft                                                     $   193,323
 Notes payable                                         4,455,544      2,572,120
 Trade accounts payable                                  460,070        442,806
 Accounts payable - related party                           --             --
 Accrued expenses                                         93,397         75,281
 Customer advance feed contracts                            --             --
 Current portion of:
 Capital lease obligations - related party                31,227         31,227
 Long-term debt                                             --            3,225
  Long-term debt - related party                          65,087         65,087
                                                     -----------    -----------
     Total Current Liabilities                         5,105,325      3,383,069
                                                     -----------    -----------

Capital Lease Obligation - Related Party                 848,537        871,634
Long-Term Debt                                                             --
Long-Term Debt - Related Party                            24,441         73,045
                                                     -----------    -----------
     Total Liabilities                                 5,978,303      4,327,748
                                                     -----------    -----------

Commitments


STOCKHOLDERS' EQUITY
Preferred Stock                                             --             --
Common Stock, par value $.0001 per share
  25,000,000 shares authorized; 6,364,640
  shares issued and outstanding                              640            640
Additional Paid-In Capital                             1,351,689      1,351,689
Retained Earnings                                        (35,787)       185,411
Accumulated Other Comprehensive Income (Loss)            (24,600)       (71,020)
                                                     -----------    -----------
     Total Stockholders' Equity                        1,291,942      1,466,720
                                                     -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 7,270,245    $ 5,794,468
                                                     ===========    ===========


See Accompanying Notes to Consolidated Financial Statements.



MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF OPERATIONS


Nine Months Ended May 31                                   2003            2002
                                                        -----------    -----------
Revenue:
 Feed and related sales                                 $ 2,890,480    $ 2,852,844
 Fed cattle sales                                         2,102,826      5,089,422
 Feedlot services                                           454,526        673,595
 Interest income                                             14,996         32,222
 Interest income - related parties                           13,500         13,500
 Other income                                                40,794         48,682
                                                        -----------    -----------
     Total Revenue                                        5,517,123      8,710,265
                                                        -----------    -----------

Costs and Expenses:
 Cost of:
  Feed and related sales                                  2,388,028      2,290,041
  Fed cattle sold                                         2,263,339      5,925,876
  Participation Company cattle sold - related parties       (80,257)      (418,227)
  Feedlot services                                          528,160        674,768
 Selling, general, and administrative                       491,777        534,738
 Equity in (earnings) loss of investee                         --             --
 Interest                                                    39,447         34,494
 Interest on note payable - related parties                  82,415         91,102
                                                        -----------    -----------
     Total Costs and Expenses                             5,712,909      9,132,792
                                                        -----------    -----------

Income (Loss) Before Income Taxes                          (195,786)      (422,527)

Income Tax Expense (Benefit)                                 25,411        (98,327)
                                                        -----------    -----------

NET INCOME (LOSS)                                       $  (221,197)   $  (324,200)
                                                        ===========    ===========

INCOME (LOSS) PER COMMON SHARE                          $     (0.03)   $     (0.05)
                                                        ===========    ===========

Weighted Average Number of Common
   Shares Outstanding                                     6,404,640      6,404,640
                                                        ===========    ===========


See Accompanying Notes to Consolidated Financial Statements.

                                       5



MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF OPERATIONS


Three Months Ended May 31                                   2003           2002
                                                        -----------    -----------
Revenue:
 Feed and related sales                                 $   866,221    $ 1,166,384
 Fed cattle sales                                           564,371      1,793,943
 Feedlot services                                           151,239        226,408
 Interest income                                             12,803         11,733
 Interest income - related parties                            4,500          4,500
 Other                                                        6,874         10,039
                                                        -----------    -----------
     Total Revenue                                        1,606,009      3,213,007
                                                        -----------    -----------

Costs and Expenses:
 Cost of:
  Feed and related sales                                    694,912        964,251
  Fed cattle sold                                           554,079      2,087,451
  Participation Company cattle sold - related parties         5,146       (146,754)
 Feedlot services                                           159,278        193,200
 Selling, general, and administrative                       155,398        148,365
 Equity in loss of investee                                    --             --
 Interest                                                    19,353         12,413
 Interest on note payable  related parties                   26,855         30,696
                                                        -----------    -----------
     Total Costs and Expenses                             1,615,021      3,289,622
                                                        -----------    -----------

Income (Loss) Before Income Taxes                            (9,012)       (76,615)


Income Tax Expense (Benefit)                                     (0)       (19,154)
                                                        -----------    -----------

NET INCOME (LOSS)                                       $    (9,012)   $   (57,461)

                                                        ===========    ===========

INCOME (LOSS) PER COMMON SHARE                          $     (0.00)   $     (0.01)
                                                        ===========    ===========

Weighted Average Number of Common
   Shares Outstanding                                     6,404,640      6,404,640
                                                        ===========    ===========


See Accompanying Notes to Consolidated Financial Statements.


                                       6



MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS


Nine Months Ended May 31                                        2003           2002
                                                            -----------    -----------

Cash Flows from Operating Activities:
 Cash received from customers                               $ 5,735,534    $ 8,423,712
 Cash paid to suppliers and employees                        (6,883,589)    (7,301,365)
 Interest received                                               28,496         45,722
 Interest paid                                                 (104,231)      (132,097)
 Income taxes paid                                                 --             --
                                                            -----------    -----------
     Net Cash Provided (Utilized) by Operating Activities    (1,223,790)     1,035,972
                                                            -----------    -----------

Cash Flows from Investing Activities:
 Acquisition of property and equipment                             --           (5,900)
 Loans to related party                                            --             --
 Collections from cattle financing                            1,413,169           --
 Loans for cattle financing                                  (1,822,367)      (622,992)
 Proceeds from sale of other investments                           --             --
 Distributions received from other investments                     --             --
                                                            -----------    -----------
     Net Cash Provided (Used) by Investing Activities          (409,198)      (628,892)
                                                            -----------    -----------

Cash Flows from Financing Activities:
 Proceeds from:
  Notes payable                                               8,226,485      8,559,883
  Long-term debt - related party                                   --             --
  Long-term debt                                                   --             --
 Principal payments on:
  Notes payable                                              (6,343,061)    (9,171,692)
  Capital lease obligations - related party                     (23,097)       (20,703)
  Long-term debt - related party                                (48,604)       (48,686)
  Long-term debt                                                 (3,225)        (5,440)
 Change in cash overdraft                                      (193,323)         6,643
                                                            -----------    -----------
     Net Cash Provided (Used) by Financing Activities         1,615,175       (679,995)
                                                            -----------    -----------
Net Increase (Decrease) in Cash                                 (17,813)      (272,915)
Cash, Beginning of Period                                       214,345        272,915
                                                            -----------    -----------
Cash, End of Period                                         $   196,532    $         0
                                                            ===========    ===========


Continued on next page.

                                           7

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

Nine Months Ended May 31                                2003           2002
                                                     -----------    -----------

Reconciliation of Net Income (Loss) to Net
 Cash Provided (Used) by Operating Activities:
 Net income (Loss)                                   $  (221,197)   $  (324,200)
 Adjustments:
  Depreciation and amortization                           70,823         70,823
  Equity in (earnings) loss of investee                     --             --
  Gain on sale of other investments                         --             --
  Deferred income taxes                                   25,411        (98,327)
  Unrealized hedging losses                               46,420         38,949
 Changes in assets and liabilities:
  (Increase) decrease in:
   Trade accounts receivable                             190,009        210,750
   Trade accounts receivable - related party              64,209       (198,011)
   Accounts receivable - related party                    (7,311)      (253,570)
   Inventories                                        (1,376,751)     1,754,334
   Prepaid expenses                                      (50,784)       (13,433)
   Deposits and other                                       --             --
  Increase (decrease) in:
   Trade accounts payable and accrued expenses            35,380       (151,343)
   Trade accounts payable - related parties                 --             --
   Customer advance feed contracts                          --             --
                                                     -----------    -----------
Net Cash Provided (Used) by Operating Activities     $(1,223,790)   $ 1,035,972
                                                     ===========    ===========
                                                               0


See Accompanying Notes to Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

---------------------

The consolidated balance sheets as of May 31, 2003 and August 31, 2002, the consolidated statements of earnings for the three months and nine months ended May 31, 2003 and 2002 and the consolidated statements of cash flows for the nine months ended May 31, 2003 and 2002 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted as allowed by the rules and regulations of the Securities and Exchange Commission.


In preparation of the above-described financial statements, all adjustments of a normal and recurring nature have been made. The Company believes that the accompanying financial statements contain all adjustments necessary to present fairly the results of operations and cash flows for the periods presented. Further, management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the annual financial statements and the notes thereto. The operations for the nine-month period ended May 31, 2003 are not necessarily indicative of the results to be expected for the year.

Item 2 - Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
         and Results of Operations
         -------------------------

Results of Operations
---------------------

Quarter Ended May 31, 2003:

Total revenue for the quarter ended May 31, 2003 decreased $1,606,998 or 50% less, compared to the quarter ended May 31, 2002. This decrease is due to the reduction of cattle sales, which decreased $1,229,572 and represented 35% of revenue compared to 56% from the previous year. Feed sales were also down $300,163 and represented 54% of the market for the quarter ended May 31, 2003. The principle factor in the decline is the cattle market being down for an extended period of time and causing customers to not want to feed cattle in such a depressed market even though the market has recently improved.

Miller Feedlots Inc. (MFL) is a related-party entity due to partial common ownership. The Company's president and the chairman of the board of directors own all of the outstanding stock of MFL and together beneficially own 40% of the Company's stock. Toward the end of the 2002-second quarter, the Company reached an agreement with MFL whereby MFL will participate in 50% of the profits or losses from the fed cattle sales. For the third quarter, MFL's share of the fed cattle profits was $5,146 that is reported as an increase of cost of sales for the third quarter.

Gross profit was $168.416 for the quarter ended May 31, 2003, an increase of $79,829 from the $88,587 gross profit for the corresponding quarter in 2002. The gross profit percentages were 10.6% and 2.7%, respectively, for the quarters ended May 31, 2003 and 2002. The increase in gross profit percentages is due to the increase in fat cattle prices. The gross profit percentages for fed cattle sales were 1.8% and (16.4%), respectively, for the quarters ended May 31, 2003 and 2002, the increase stemming from good market conditions. This profit was reduced somewhat by the participation of Miller Feedlots for 50% of the cattle profit. Feed and related sales gross profit percentage increased 2.5% while generating $30,824 less in gross profit due to lower volume. Feedlot services generated $(8,039) in gross profit for the third quarter compared to $33,208 the quarter ended May 31, 2002, the decrease in profits was directly related to the lack of numbers of cattle in the feedlot.

Selling, general, and administrative expenses increased $7,033 to $155,398 for the quarter ended May 31, 2003 compared to the corresponding quarter of 2002. The increases in costs were due to rising costs such as health care and other essential items and professional fees related to other SEC filings.

Total interest expense increased $3,099 for the quarter ended May 31, 2003 over the corresponding quarter a year earlier as a result of higher principle balances on the investor line of credit debt, and a higher interest rate.

The net loss of $9,012 for the quarter ended May 31, 2003 is less than the $57,461 loss for the quarter ended May 31, 2002 and is generally a result of higher beef prices and smaller numbers of cattle in the feedlot.


Nine months ended May 31, 2003
------------------------------

Total revenues for the nine months ended May 31, 2003 decreased 3,193,142 or (37%) less than May 31, 2002. Fed cattle sales decreased $2,986,596 while representing 38% of the total revenues for the nine months ended May 31, 2003 compared to 58% of total revenues during the same period in 2002. Feed and related sales increased slightly due to higher prices in the feedlot. The increase of $37,636 represents a 1.3% increase in feed and related sales and is indicative of the increased feed prices due to the drought. Feedlot services decreased $219,069 or (33%), for the period ended May 31, 2003 compared to May 31, 2002. This was due to the small number of cattle in the feedlot.

Gross profit was $348,562 for the nine months ended May 31, 2003 an increase of $205,159 from the corresponding period in the year 2002. The gross profit percentage were 6.4% and 1.6% respectively for the nine months ended May 31, 2003 and 2002 respectively. The increase in gross profit percentage is due to the price of cattle increasing and thus reducing the loss for the corresponding nine months. The gross profit percentage for fed cattle sales were (7.6%) and (16%), respectively, for the nine months ended May 31, 2003 and 2002. The (7.6%) loss was reduced to (3.8%) by the participation from MFL. The decreased profit percentage being a result of lower fat cattle prices for an extended period of time and then coming up in the last quarter compared to a year ago. Feed and related sales gross profit percentage dropped to 17% from 20% even though sales generated $37,636 more for the year 2003 compared to the same period the previous year, this was due to feed prices being higher overall and fewer cattle in the feedlot.

Selling, general and administrative expenses decreased $42,961 this was due to management's cost cutting effort and the new computer software package that enabled management to cut certain jobs for the nine months ended May 31, 2003 compared to May 31, 2002.

Total interest expenses decreased $3,734 for the nine months ended May 31, 2003, compared to the corresponding period in 2002. The interest incurred on company owned cattle was $87,998 for the year ended May 31, 2003, which was just $116,934 less than the previous year.

The net loss of $221,197 for the nine months ended May 31, 2003 is less than the net loss of $324,200 for nine months ended May 31, 2002 and is mainly due to the cattle losses incurred by company owned cattle and the lower cattle numbers in the feed yard.

Liquidity and Capital Resources
-------------------------------

For the nine months ended May 31, 2003, operating activities utilized $(1,223,798). Company owned cattle increased $1,060,779 and a $389,856 change in cash from overdraft to excess was the two big changes. Working capital at May 31, 2003 was $641,211.

Investing activities used $409,198, primarily for loans on cattle for outside investors. Cash flow provided by financing activities amounted to $1,615,175 for the nine months ended May 31, 2003. Of this amount, $747,288 was provided to increase short-term notes, which finance the inventory of Company-owned cattle on feed, $300,000 was applied to the operating line from Miller Feeders, $300,000 was applied to the operating line for MDC, and $536,136 was provided by the investor line for MDC.

The Company believes that internally generated funds and the available borrowing under its existing credit facilities will provide sufficient liquidity and enable it to meet its current and foreseeable working capital requirements. The Company's $300,000 operating line of credit had an outstanding balance of $300.000 at May 31, 2003 and the $3 million revolving line of credit for purchase and feed cattle to slaughter had an outstanding balance at May 31,2003 of $2,960,382. The cattle line is in the process of being phased out according to lenders wishes and should be done as of October 31, 2003. At May 31 2003, there was also $1,688,507 available on the line of credit for financing qualified customer's cattle feeding programs.

The Company had no material commitments for capital expenditures at May 31,2003.

New Accounting Pronouncements

Management does not believe there are new accounting standards the implementation of which will significantly impact the Company's financial statements.

Item 3 - - Controls and Procedures

     Under the supervision of the Company's principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures was evaluated as of the filing date of this quarterly report. Disclosure controls and procedures are the controls and other procedures designed to ensure that information that we are required to disclose in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

  Based on that evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures are effective. There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation.

                            PART II OTHER INFORMATION

Items 1 through 6 - None.

Item 6 Exhibits and reports on form 8-K:

            a) Exhibits
                  Exhibit 99.1 - Certification pursuant to Section 906 for principal executive officer and principal financial officer.

            b) Reports on Form 8-K
                  None filed.

                CERTIFICATION FOR PRINCIPAL EXECUTIVE OFFICER AND
               PRINCIPAL FINANCIAL OFFICER PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, James E. Miller, Principal Executive Officer and Principal Financial Officer certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Miller Diversified Corporation (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures, to ensure that material information relating to the Registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Registrant's board of directors (or persons performing the equivalent function):

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

Date:  July 21, 2003

/s/  JAMES E. MILLER
-----------------------------
     James E. Miller
     Principal Executive Officer
     and Principal Financial Officer

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


                                            MILLER DIVERSIFIED CORPORATION
                                            ------------------------------
                                                     (Registrant)

         Signature                       Title                        Date
         ---------                       -----                        ----

/s/  James E. Miller              President, Principal            July 21, 2003
-----------------------------     Executive Officer
     James E. Miller              Principal Financial
                                  Officer, and Director

/s/  Clark A. Miller              Secretary-Treasurer             July 21, 2003
-----------------------------     Principal Marketing
      Clark A. Miller             Officer


/s/  Norman M. Dean
-----------------------------     Chairman of the                 July 21, 2003
     Norman M. Dean               Board and Director