Form 10KSB/A
period 2002-08-31
MILLER DIVERSIFIED CORP
filed 2003-07-22
CIK 844856

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


The Company is actively seeking additional acquisition and merger candidates. Issuing or exchanging securities of the Company for assets or securities of the company to be acquired or merged, or by selling its securities to the public and using the proceeds for an acquisition or merger probably would accomplish mergers or acquisitions. Such transactions may be accomplished by an action of the Board of Directors, with or without a vote of the stockholders, but of course, in compliance with the Company's Articles of Incorporation and Bylaws and applicable laws. The Company does not contemplate any "hostile takeovers" and intends to acquire other businesses only on a mutually agreeable basis. The Company had contacts with merger and acquisition type companies in Boulder, Colorado, Denver, Colorado and New York City, concerning possible acquisitions for the Company or situations where the Company might be acquired by others. None of these contacts have resulted in negotiation.


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

In an effort to operate it's cattle feedlot closer to capacity and to lessen it's reliance on major customers, the Company implemented a strategy to feed more company-owned cattle to slaughter beginning in fiscal 2000. This was a major change in operations from previous years where company-owned cattle were fed on an inconsistent basis. Fed cattle sales in fiscal years 2002 and 2001 accounted for over 53% of total revenues each year. Sales for cattle fed to slaughter and the related cost of sales, including cost of feed consumed by those cattle and related interest costs, are recorded when the cattle are sold. The gross loss from fed cattle sales was $1,028,745 in fiscal year 2002 compared to a gross loss of $548,376 the prior fiscal year. The 2002 loss was reduced by 50% due to a profit/loss sharing agreement with a related party. The related gross profit percentage declined from (7)% the prior year to (17%), due to an economic downturn in 2002 causing cattle prices to fall and the basis to range from $1 to $7. "Basis" refers to the difference between the price of cattle on the futures market and the actual market price. The impace of this range may be a gain or a loss to the Company for the difference. As a result, the Company reduced the number Company-owned cattle on feed during 2002. The Company recognizes that unforeseen events can have an adverse affect on the profitability of the Company's feeding cattle. It is anticipated that most, if not all of the cattle will be price-protected to protect the Company from major market fluctuations.


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

Liquidity and Capital resources


Working capital on August 31, 2002 was $816,866 compared to $1,233,397 at August 31, 2001, an decrease of $416,531. This decrease is attributable in part to the loss in cattle being sold and the reduction in equity in the fewer cattle still in inventory. The reduction in equity in the cattle in inventory results from a decline in market value of the cattle.


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
-------------------------------------------------------------------------------

Commitments
-------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
--------------------
Preferred Stock                                             --             --
Common Stock, par value $.0001 per share
  25,000,000 shares authorized; 6,404,640
  shares issued and outstanding                              640            640
Additional Paid-In Capital                             1,351,689      1,351,689
Retained Earnings                                        185,411        495,567
Accumulated Other Comprehensive Income (Loss)            (71,020)      (109,241)
-------------------------------------------------------------------------------
 Total Stockholders' Equity                            1,466,720      1,738,655
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 5,794,468    $ 7,437,457
===============================================================================


See Accompanying Notes to Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
Years Ended August 31,                                  2002           2001
--------------------------------------------------------------------------------

Revenue:
 Feed and related sales                            $  4,300,696    $  5,329,659
 Fed cattle sales                                     6,088,896       7,772,463
 Feedlot services                                       906,487       1,173,294
 Interest income                                         44,564          44,076
 Interest income - related party                         18,000          26,618
 Other income                                            62,471         292,889
-------------------------------------------------------------------------------
   Total Revenue                                     11,421,114      14,638,999
-------------------------------------------------------------------------------

Costs and Expenses:
 Cost of:
  Feed and related sales                              3,531,212       4,293,396
  Fed cattle sold                                     7,117,641       8,320,839
  Participation Company
   cattle sold - related party                         (514,373)           --
  Feedlot services                                      859,326       1,030,274
 Selling, general, and administrative                   725,123         890,546
 Equity in (earnings) loss of investee                     --            (9,194)
 Interest                                                40,241          48,045
 Interest on note payable - related party                18,765          23,156
 Interest on capital leases - related party             101,010         103,915
-------------------------------------------------------------------------------
   Total Costs and Expenses                          11,878,945      14,700,977
-------------------------------------------------------------------------------

Income (Loss) Before Income Taxes                      (457,831)        (61,978)

Income Tax Expense (Benefit)                           (147,675)         (4,245)
-------------------------------------------------------------------------------

NET INCOME (LOSS)                                  $   (310,156)   $    (57,733)
===============================================================================

INCOME (LOSS) PER COMMON SHARE                     $      (0.05)   $      (0.01)
===============================================================================

Weighted Average Number of Common
   Shares Outstanding                                 6,404,640       6,404,640
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
Years Ended August 31,                    Common         Paid-In           Retained         Comprehensive
2001 and 2002                             Stock           Capital          Earnings         Income (Loss)        Total

-------------------------------------------------------------------------------------------------------------------------

Balance, September 1, 2000            $       640       $ 1,351,689       $   553,300         $    --         $ 1,905,629
                                                                                                              -----------
Comprehensive Income:
 Net loss for the year ended
  'August 31, 2001                           --                --             (57,733)             --             (57,733)

Accumulated other comp. loss                                                                   (109,241)         (109,241)
                                                                                                              -----------
 Comprehensive income (loss)                                                                                     (166,974)
-------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2001                      640         1,351,689           495,567          (109,241)        1,738,655
                                                                                                              -----------
Comprehensive Income:
 Net loss for the year ended
  'August 31, 2002                           --                --            (310,156)             --            (310,156)


Accumulated other comp. income                                                                   38,221            38,221
                                                                                                              -----------
  Comprehensive income (loss)                                                                                    (271,935)
-------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2002              $       640       $ 1,351,693       $   185,411       $   (71,020)      $ 1,466,720
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


          The Company uses derivatives for the purpose of hedging commodity prices that exist as part of the cattle business. These readily marketable exchange-traded futures and options contracts are designated as cash flow hedges. The change in the market value of such contracts has historically been, and is expected to continue to be, highly effective at offsetting changes in price movements of the hedged commodities. The commodities contracts are marked-to-market and the Company reflects hedging gains and losses as adjustments to the basis of the underlying commodities purchase. Gains and losses are recognized in the statement of operations as a component of cost of goods sold upon sale of the commodity. The Company measures the effectiveness of derivative use by assessing the reduction of risk of exposure in the market. If a hedge is determined to be ineffective, it is immediately recognized in the statement of operations.
          ----------------------------------------------------------------------

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

          The Company leases certain property under agreements that are accounted for as capital leases. Accordingly, the assets and liabilities are recorded at the amount equal to the lesser of the present value of the minimum lease payments or the fair value of the leased property at the beginning of the lease term. Such assets are amortized on a straight-line basis over the lesser of the related lease term or their economic lives. This amortization is included in depreciation and amortization expense. Interest expense relating to the lease liability is recorded to affect a constant rate of interest over the term of the lease.
          ----------------------------------------------------------------------
          Other Investments:
          The Company's working interest in two oil and gas wells in Northern Colorado was accounted for using the cost method. A 50% interest in a limited liability corporation that operates a water cooler business located in Colorado was accounted for using the equity method. These investments were sold during 2001.
          ----------------------------------------------------------------------

          Sales:
          Revenue is recognized when cattle, feed, and vet supplies are delivered to the customer (or the customer's cattle), or when feedlot services are rendered to the customer. Procurement cattle are considered delivered when they are put into a separate pen and identified by a lot number.
          ----------------------------------------------------------------------


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
              =======================================================================================






MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
--------------------------------------------------------------------------------

Note 10 - Income Taxes - Continued:


              The valuation allowance for deferred tax assets relates to net operating loss carryforwards that are likely to expire before they can be utilized. The allowance declined in fiscal year 2002 as certain net operating loss carryforwards expired and are not included in deferred tax assets at August 31, 2002.


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

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------


Note 16 - Commodity Contracts:


              The Company uses commodity future and options contracts, designated as cash flow hedges, to reduce the risk of price fluctuations in various commodities used in its business. Commodity future and options contacts entered into by the Company have a net settlement provision and a market mechanism to facilitate net settlement. These contracts require one party to deliver an asset unless that party enters into an offsetting contract. The futures and option contracts entered into by the Company are exchange-traded through organized exchange markets (Chicago Mercantile Exchange and Chicago Board of Trade). The commodities contracts are marked-to-market and the Company reflects hedging gains and losses as adjustments to the basis of the underlying commodities purchase. Gains and losses are recognized in the statement of operations as a component of cost of goods sold upon sale of the commodity. The Company recognized hedging losses of $98,481 and $412,932 during the years ended August 31, 2002 and 2001, respectively. The Company measures the effectiveness of derivative use by assessing the reduction of risk of exposure in the market. If a hedge is determined to be ineffective, it is immediately recognized in the statement of operations.


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

                                                     All Positions and Offices
                                   Age               Held With the Company
    ----------------------------------------------------------------------------
    James E. Miller                64                President, Chief Executive
                                                     Officer, Chief Financial
                                                     Officer, and Director

    Norman M. Dean                 82                Chairman of the Board of
                                                     Directors and Director


    Clark A. Miller                33                Director, Secretary -
                                                     Treasurer


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

                                                All Positions and Offices
                              Age               Held With the Company
    ----------------------------------------------------------------------
    James E. Miller           64                President, Chief Executive
                                                Officer, Chief Financial
                                                Officer, and Director

     Norman M. Dean           82                Chairman of the Board of
                                                Directors and Director


     Clark A. Miller          33                Director, Secretary-Treasurer


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

Compensation of Directors
-------------------------


The Directors of the Company are entitled to receive fees of $500 per quarter for meetings attended, and reimbursement for travel expenses. During the fiscal year ended August 31, 2002, there was only $4,000 paid out in director fees as Clark Miller waived the fees for the 2002 fiscal year. These fees may be increased or decreased from time-to-time by a majority vote of the Board of Directors. Norman M. Dean is a part-time employee of the Company at a salary of $3,000 per month.


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


Tansactions with Management
---------------------------
Directors fed cattle with the Company on the same terms as nonaffiliated feeders.

                                     PART IV


ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

Exhibits
--------


3.1 Articles of Incorporation and Bylaws and Amendments (except the Amendment described in 3.2 below) thereto (incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement No. 33-26285 on January 10, 1986)

3.2 Amendment to Articles of Incorporation dated January 22, 1990, providing for 1:250 reverse stock split and reduction in number of authorized shares (incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement No. 33-40461 on May 6, 1991)


10.1 Long-Term Lease of Feedlot Facilities dated August 1, 1992 that constitutes an amendment to the original lease dated February 1, 1991 (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-K for the year ended August 31, 1992)

10.2 Equipment Sale and Purchase Agreement dated August 13, 1992 (incorporated by reference to Exhibit 10.2 to Registrant's Form 10-K for the year ended August 31, 1992)

10.3 Equipment Lease dated August 15, 1992 (incorporated by reference to Registrant's Form 10-K for the year ended August 31, 1992)

99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
Section 906 of the Sarbanes-Oxley act of 2002

Reports on Form 8-K
-------------------

Item 6  (b)- Exhibits and Reports on Form 8-K - None


ITEM 14 CERTIFICATION
---------------------

     I, James E. Miller, President and Chief Executive Officer, and Principal Financial Officer, certify that:

     1. I have reviewed this annual report on Form 10-KSB/A of Miller Diversified Corporation;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

          (a) Designed such disclosure controls and procedures to ensure that materials information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;

          (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          (c) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of August 31, 2002; and (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

          (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

          5. I have disclosed, based on my most recent evaluation, of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

               (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

               (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.


Date:  July 7, 2003

                                                  /s/ James E. Miller
                                                  ------------------------------
                                                  President, Principal Executive
                                                  Officer, and Principal
                                                  Financial Officer

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             MILLER DIVERSIFIED CORPORATION

Dated: July 7, 2003                         By  /s/ James E. Miller
                                               ---------------------------------
                                                    James E. Miller, President


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                    Title                      Date
        ---------             --------------------         -----------------

  /s/ James E. Miller         President, Principal           July 7, 2003
---------------------         Executive Officer,
      James E. Miller         Principal Financial
                              Officer, and Director


  /s/ Clark A. Miller         Secretary-Treasurer,           July 7, 2003
---------------------         Principal Marketing
      Clark A. Miller         Officer


  /s/ Norman M. Dean          Chairman of the                July 7, 2003
---------------------         Board and Director
      Norman M. Dean