Form 10QSB/A
period 2002-11-30
MILLER DIVERSIFIED CORP
filed 2003-07-28
CIK 844856

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


Number of shares of Common Stock, par value $.0001, outstanding on January 6, 2003, 6,404,640.


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
--------------------------------------------------------------------------------

Commitments
================================================================================

STOCKHOLDERS' EQUITY
--------------------
Preferred Stock                                             --             --
Common Stock, par value $.0001 per share
  25,000,000 shares authorized; 6,404,640
  shares issued and outstanding                              640            640
Additional Paid-In Capital                             1,351,689      1,351,689
Retained Earnings                                         40,977        185,411
Accumulated Other Comprehensive Income (Loss)            (95,761)       (71,020)
--------------------------------------------------------------------------------
  Total Stockholders' Equity                           1,297,545      1,466,720
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 5,373,225    $ 5,794,468
================================================================================


See Accompanying Notes to Consolidated Financial Statements.



MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------
Three Months Ended November 30                                2002           2001
------------------------------------------------------------------------------------

Revenue:
--------
  Feed and related sales                                  $ 1,192,246    $   916,742
  Fed cattle sales                                          1,535,742      1,937,608
  Feedlot services                                            163,521        234,032
  Interest income                                               7,338         12,687
  Interest income - related parties                             4,500          4,500
  Other income                                                 26,699         25,581
------------------------------------------------------------------------------------
     Total Revenue                                          2,930,046      3,131,150
------------------------------------------------------------------------------------

Costs and Expenses:
  Cost of:
    Feed and related sales                                  1,024,866        734,693
    Fed cattle sold                                         1,700,986      2,264,012
    Participation Company cattle sold - related parties       (82,622)          --
    Feedlot services                                          190,867        245,265
  Selling, general, and administrative                        177,296        201,800
  Equity in (earnings) loss of investee                          --             --
  Interest                                                      9,593         11,220
  Interest on note payable - related party                     28,083         30,475
------------------------------------------------------------------------------------
     Total Costs and Expenses                               3,049,069      3,487,465
------------------------------------------------------------------------------------

Income (Loss) Before Income Taxes                            (119,023)      (356,315)

Income Tax Expense (Benefit)                                   25,411        (89,079)
------------------------------------------------------------------------------------

NET INCOME (LOSS)                                         $  (144,434)   $  (267,236)
====================================================================================

INCOME (LOSS) PER COMMON SHARE                            $     (0.02)   $     (0.04)
====================================================================================

Weighted Average Number of Common
   Shares Outstanding                                       6,404,640      6,404,640
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

         b)   Reports on form 8-K None filed

                CERTIFICATION FOR PRINCIPAL EXECUTIVE OFFICER AND
               PRINCIPAL FINANCIAL OFFICER PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, James E. Miller, Principal Executive Officer and Principal Financial officer certify that::

1. I have reviewed this quarterly report on Form 10-QSB of Miller Diversified Corporation (the "Registrant");



2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) Designed such disclosure controls and procedures, to ensure that materials information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior of filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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