Form 10QSB/A
period 2003-02-28
MILLER DIVERSIFIED CORP
filed 2003-07-30
CIK 844856

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

                           23360 Weld County Road 35
                            La Salle, Colorado 80645
                        ---------------------------------
                    (Address of Principal Executive Office)

(970) 284-5556 . (Registrant's telephone number, including area code)Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO


Number of shares of Common Stock, par value $.0001, outstanding on April 8, 2003, 6,404,640.


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

Greeley, Colorado
April 10, 2003

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements



MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY


CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                        Feb. 28        Aug. 31
                                                          2003           2002
                                                       ----------     ----------

ASSETS
------

Current Assets:
 Cash                                                  $  185,956     $  214,345
 Receivables:
  Trade accounts                                          246,905        636,125
  Trade accounts - related parties                         96,976        165,761
  Accounts receivable - related parties                   899,434        900,609
  Notes - cattle financing                                287,504        611,869
  Notes - cattle financing - related parties                 --             --
 Inventories                                            3,116,544      1,616,291
 Deferred income taxes                                       --           25,411
 Prepaid expenses and other                                99,314         29,524
                                                       ----------     ----------
    Total Current Assets                                4,932,633      4,199,935
                                                       ----------     ----------
Property and Equipment:
 Feedlot facility under capital lease -
  related party                                         1,497,840      1,497,840
 Equipment                                                198,494        198,494
 Leasehold improvements                                   187,767        187,767
                                                       ----------     ----------
                                                        1,884,101      1,884,101
Less:  Accumulated depreciation
          and amortization                                999,035        951,819
                                                       ----------     ----------
    Total Property and Equipment                          885,066        932,282
                                                       ----------     ----------
Other Assets:
 Notes receivable - related parties                       300,000        300,000
 Deferred income taxes                                    350,756        350,756
 Deposits and other                                        11,495         11,495
                                                       ----------     ----------
    Total Other Assets                                    662,251        662,251
                                                       ----------     ----------
TOTAL ASSETS                                            6,479,950      5,794,468
                                                       ==========     ==========


Continued on next page.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

                                                       Feb. 28        Aug. 31
                                                        2003           2002
                                                     -----------    -----------

LIABILITIES
-----------
Current Liabilities:
 Cash overdraft                                      $   662,372    $   193,323
 Notes payable                                         3,008,120      2,572,120
 Trade accounts payable                                  510,684        442,806
 Accounts payable - related party                           --             --
 Accrued expenses                                         37,787         75,281
 Customer advance feed contracts                            --             --
 Current portion of:
  Capital lease obligations - related party               31,227         31,227
  Long-term debt                                            --            3,225
  Long-term debt - related party                          65,087         65,087
                                                     -----------    -----------
   Total Current Liabilities                           4,315,277      3,383,069
Capital Lease Obligation - Related Party                 856,448        871,634
Long-Term Debt                                              --             --
Long-Term Debt - Related Party                            41,047         73,045
                                                     -----------    -----------
   Total Liabilities                                   5,212,772      4,327,748
                                                     -----------    -----------

Commitments


STOCKHOLDERS' EQUITY
Preferred Stock                                             --             --
Common Stock, par value $.0001 per share
  25,000,000 shares authorized; 6,404,640
  shares issued and outstanding                              640            640
Additional Paid-In Capital                             1,351,689      1,351,689
Retained Earnings                                        (26,776)       185,411
                                                     -----------    -----------
Accumulated Other Comprehensive Income (Loss)            (58,375)       (71,020)
                                                     -----------    -----------
  Total Stockholders' Equity                           1,267,178      1,466,720
                                                     -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             6,479,950      5,794,468
                                                     ===========    ===========


See Accompanying Notes to Consolidated Financial Statements.



MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

Six Months Ended  February 28                              2003           2002
                                                        -----------    -----------
Revenue:
 Feed and related sales                                 $ 2,024,259    $ 1,686,460
 Fed cattle sales                                         1,538,455      3,295,479
 Feedlot services                                           303,287        447,187
 Interest income                                              2,193         20,489
 Interest income - related parties                            9,000          9,000
 Other income                                                33,920         38,643
                                                        -----------    -----------
    Total Revenue                                         3,911,114      5,497,258
                                                        -----------    -----------
Costs and Expenses:
 Cost of:
  Feed and related sales                                  1,693,116      1,325,790
  Fed cattle sold                                         1,709,260      3,838,425
  Participation Company cattle sold - related parties       (85,403)      (271,473)
  Feedlot services                                          368,882        481,568
 Selling, general, and administrative                       336,381        386,373
 Interest                                                    20,094         22,081
 Interest on note payable - related party                    55,560         60,406
                                                        -----------    -----------
    Total Costs and Expenses                              4,097,890      5,843,170
                                                        -----------    -----------

Income (Loss) Before Income Taxes                          (186,776)      (345,912)

Income Tax Expense (Benefit)                                 25,411        (79,173)
                                                        -----------    -----------

NET INCOME (LOSS)                                       $  (212,187)   $  (266,739)
                                                        ===========    ===========

INCOME (LOSS) PER COMMON SHARE                          $     (0.03)   $     (0.04)
                                                        ===========    ===========
Weighted Average Number of Common
   Shares Outstanding                                     6,404,640      6,404,640
                                                        ===========    ===========


See Accompanying Notes to Consolidated Financial Statements.

                                       5



MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------
Three Months Ended February 28                             2003           2002
                                                        -----------    -----------
Revenue:
 Feed and related sales                                 $   832,013    $   769,718
 Fed cattle sales                                             2,713      1,357,871
 Feedlot services                                           139,766        213,155
 Interest income                                             (5,145)         7,802
 Interest income - related parties                            4,500          4,500
 Other income                                                 7,221         13,062
                                                        -----------    -----------
    Total Revenue                                           981,068      2,366,108
                                                        -----------    -----------

Costs and Expenses:
 Cost of:
  Feed and related sales                                    668,250        591,097
  Fed cattle sold                                             8,274      1,574,413
  Participation Company cattle sold - related parties        (2,781)      (271,473)
  Feedlot services                                          178,015        236,303
 Selling, general, and administrative                       159,085        184,573
 Interest                                                    10,501         10,861
 Interest on note payable - related party                    27,477         29,931
                                                        -----------    -----------
    Total Costs and Expenses                              1,048,821      2,355,705

Income (Loss) Before Income Taxes                           (67,753)        10,403

Income Tax Expense (Benefit)                                   --            9,906
                                                        -----------    -----------

NET INCOME (LOSS)                                       $   (67,753)   $       497
                                                        ===========    ===========

INCOME (LOSS) PER COMMON SHARE                          $     (0.01)   $      0.00
                                                        ===========    ===========

Weighted Average Number of Common
   Shares Outstanding                                     6,404,640      6,404,640
                                                        ===========    ===========


See Accompanying Notes to Consolidated Financial Statements.

                                        6



MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------
Six Months Ended February 28                                 2003           2002
                                                          -----------    -----------
Cash Flows from Operating Activities:
 Cash received from customers                             $ 4,359,101    $ 5,675,556
 Cash paid to suppliers and employees                      (5,462,508)    (5,306,637)
 Interest received                                             11,193         29,489
 Interest paid                                               (115,181)      (134,876)
 Income taxes paid                                               --             --
                                                          -----------    -----------
   Net Cash Provided (Utilized) by Operating Activities    (1,207,395)       263,532
                                                          -----------    -----------
Cash Flows from Investing Activities:
 Acquisition of property and equipment                           --           (5,900)
 Loans to related party                                          --             --
 Collections from cattle financing                          1,413,169         82,992
 Loans for cattle financing                                (1,088,804)      (566,776)
                                                          -----------    -----------
  Net Cash Provided (Used) by Investing Activities            324,365       (489,684)
                                                          -----------    -----------
Cash Flows from Financing Activities:
 Proceeds from:
  Notes payable                                             6,107,522      5,957,615
  Long-term debt - related party                                 --             --
  Long-term debt                                                 --             --
 Principal payments on:
  Notes payable                                            (5,671,522)    (5,660,589)
  Capital lease obligations - related party                   (15,186)       (13,613)
  Long-term debt - related party                              (31,998)       (28,725)
  Long-term debt                                               (3,225)        (2,938)
 Change in cash overdraft                                     469,049        (48,358)
                                                          -----------    -----------
 Net Cash Provided (Used) by Financing Activities             854,640        203,392
                                                          -----------    -----------
Net Increase (Decrease) in Cash                               (28,390)       (22,760)
Cash, Beginning of Period                                     214,345        272,915
                                                          -----------    -----------
Cash, End of Period                                       $   185,955    $   250,155
                                                          ===========    ===========


Continued on next page.

                                         7

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------

Six months Ended February 28                            2003           2002
                                                     -----------    -----------
Reconciliation of Net Income (Loss) to Net
  Cash Provided (Used) by Operating Activities:
  Net income (Loss)                                  $  (212,187)   $  (266,739)
  Adjustments:
   Depreciation and amortization                          47,216         47,216
   Gain on sale of other investments                        --             --
   Deferred income taxes                                  25,411        (79,173)
   Unrealized hedging losses                              12,645         81,546
   Changes in assets and liabilities:
    (Increase) decrease in:
     Trade accounts receivable                           389,220        344,125
     Trade accounts receivable - related party            68,785         36,496
     Accounts receivable - related party                   1,175       (444,307)
     Inventories                                      (1,500,253)       763,279
     Prepaid expenses                                    (69,790)       (32,440)
     Deposits and other                                     --           (1,000)
    Increase (decrease) in:
     Trade accounts payable and accrued expenses          30,383       (185,471)
     Trade accounts payable - related parties               --             --
     Customer advance feed contracts                        --             --
                                                     -----------    -----------
 Net Cash Provided (Used) by Operating Activities    $(1,207,395)   $   263,532
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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

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

Liquidity and Capital Resources
-------------------------------

For the six months ended February 28, 2003, operating activities used cash flow of $(1,207,395). Much of this is from a $1,500,253 increase in Company-owned cattle and other inventories. Working capital as of February 28, 2003 was $617,356.

Investing activities provided $324,365, primarily from advances on loans to outside investors for purchasing cattle to be placed in the feedlot. Of this amount $205,235 was repaid on MDC's investor line of credit. For the same period, there was a net borrowing of $641,235 on the line of credit for company-owned cattle on feed. Total financing activities for the six months ended February 28, 2003 provided $854,640.

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

PART II OTHER INFORMATIONItems one through five none.

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have :

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

                                            MILLER DIVERSIFIED CORPORATION
                                            ------------------------------
                                                     (Registrant)


         Signature                       Title                        Date
        -----------                     -------                       ----


/s/  James E. Miller              President, Principal            April 11, 2003
-----------------------------     Executive Officer
     James E. Miller              Principal Financial
                                  Officer, and Director


/s/  Clark A. Miller              Secretary-Treasurer             April 11, 2003
-----------------------------     Principal Marketing
     Clark A. Miller              Officer



/s/  Norman M. Dean
-----------------------------
     Norman M. Dean               Chairman of the                  April 11,2003
                                  Board and Director