Form 10KSB/A
period 2002-08-31
MILLER DIVERSIFIED CORP
filed 2003-10-03
CIK 844856

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
Years Ended August 31,                    Common         Paid-In           Retained         Comprehensive
2001 and 2002                             Stock           Capital          Earnings         Income (Loss)        Total

-------------------------------------------------------------------------------------------------------------------------

Balance, September 1, 2000            $       640       $ 1,351,693       $   553,300         $    --         $ 1,905,629
                                                                                                              -----------
Comprehensive Income:
 Net loss for the year ended
  'August 31, 2001                           --                --             (57,733)             --             (57,733)

Accumulated other comp. loss
 Deferred hedging loss at year end                                                             (109,241)         (109,241)
Comprehensive income (loss)                                                                                      (166,974)
-------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2001                      640         1,351,693           495,567          (109,241)        1,738,655
                                                                                                              -----------
Comprehensive Income:
 Net loss for the year ended
  'August 31, 2002                           --                --            (310,156)             --            (310,156)


Accumulated other comp. income
 Deferred hedging gains (losses)                                                                 98,481
 Amounts reclassified to income                                                                 (60,260)           38,221
Comprehensive income (loss)                                                                                      (271,935)
-------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2002              $       640       $ 1,351,693       $   185,411       $   (71,020)      $ 1,466,720
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

          The Company uses derivatives for the purpose of hedging commodity prices that exist as part of the cattle business. These readily marketable exchange-traded futures and options contracts are designated as cash flow hedges. The change in the market value of such contracts has historically been, and is expected to continue to be, highly effective at offsetting changes in price movements of the hedged commodities. The commodities contracts are marked-to-market and the Company reflects hedging gains and losses as adjustments to the basis of the underlying commodities purchase with the offset recorded in other comprehensive income. Gains and losses are recognized in the statement of operations as a component of cost of goods sold upon sale of the commodity. The Company measures the effectiveness of derivative use by assessing the reduction of risk of exposure in the market. If a hedge is determined to be ineffective, it is immediately recognized in the statement of operations.


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
        ========================================================================

--------------------------------------------------------------------------------


Note 4 - Other Investments:


          The Company's interest in Highland Water, LLC, a Colorado limited liability company operating a water cooler business, was sold in 2001 to a related party for a gain of $180,000. The Company's equity in Highland's net income for the year ended August 31, 2001 was $9,194.


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

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------


Note 16 - Commodity Contracts:


               The Company uses commodity future and options contracts, designated as cash flow hedges, to reduce the risk of price fluctuations in various commodities (generally feeder cattle and feed and grains) used in its business. Commodity future and options contracts entered into by the Company have a net settlement provision and a market mechanism to facilitate net settlement. These contracts require one party to deliver an asset unless that party enters into an offsetting contract. The futures and option contracts entered into by the Company are exchange-traded through organized exchange markets (Chicago Mercantile Exchange and Chicago Board of Trade). The commodities contracts are marked-to-market and the Company reflects hedging gains and losses as adjustments to the basis of the underlying commodities purchase. In the accompanying combined financial statements, the derivative assets are reported as cattle and feed inventories with the change in market value reflected in other comprehensive income until the inventories are sold. Gains and losses are recognized in the statement of operations as a component of cost of goods sold upon sale of the commodity. The Company recognized hedging losses of $98,481 and $412,932 during the years ended August 31, 2002 and 2001, respectively. The Company measures the effectiveness of derivative use by assessing the reduction of risk of exposure in the market. If a hedge is determined to be ineffective, it is immediately recognized in the statement of operations.



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


James E. Miller has been the president, chief executive officer, chief financial officer, and a director of the Company (and its predecessor) from January 1987 until the present. For more than the past five years he has worked full time for the Company. He is also a major shareholder, president and Chief Operating Officer of Miller Feed Lots (the Purchase in the asset sale transaction). Since 1991 the Company has leased the feedlot property owned by Miller Feed Lots, so that he has not devoted significant time to Miller Feed Lots during the past five years. Mr. Miller also serves as president of central Weld County Water District, Greeley, Colorado. This Company oversees the use of water within its boundaries. This responsibility does not require significant time for Mr. Miller.

Mr. Dean has been a director of the Company and its predecessor since January 1987, treasurer of the Company from December 1988 until October 1989, and chairman of the board of directors since October 1989. During the past five years he has been employed by the Company on a part-time basis, devoting about 10% of his time to the Company. He has been president and a director of Foothills Financial Corporation, Greeley, Colorado, since 1987. Foothills Financial Corporation is engaged in lending and leasing. Mr. Dean has been chairman of the board of directors of Alaris Medical Systems, Inc., San Diego, California, which is engaged in the production and sale of medical equipment since 2001. Mr. Dean has been a director of Miller feed Lots, La Salle, Colorado, since 1966. When not working for the Company, Mr. Dean devotes time to his other director obligations and manages his own investments.

Clark A. Miller now works full time for the Company. He has been secretary and treasurer of the Company since October 2000. He was elected director of the Company in 2000. He has been marketing manager for Company-owned cattle and grains purchased since 1999. Mr. Miller is also an officer and director of Miller Feed Lots, but because the feedlot facilities are leased to the Company, the amount of time devoted to Miller Feed Lots is negligible. Prior to 2000 he was employed by Purina Mills as the Western Director of Cattle and Grain Risk Management for seven years. Purina Mills is a manufacturer of cattle feed.


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


32   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


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


Date:  October 2, 2003

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


                                             MILLER DIVERSIFIED CORPORATION

Dated: October 2, 2003                      By  /s/ James E. Miller
                                               ---------------------------------
                                                    James E. Miller, President


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                    Title                      Date
        ---------             --------------------         -----------------

  /s/ James E. Miller         President, Principal           October 2, 2003
---------------------         Executive Officer,
      James E. Miller         Principal Financial
                              Officer, and Director


  /s/ Clark A. Miller         Secretary-Treasurer,           October 2, 2003
---------------------         Principal Marketing
      Clark A. Miller         Officer


  /s/ Norman M. Dean          Chairman of the                October 2, 2003
---------------------         Board and Director
      Norman M. Dean