Form 10KSB/A
period 2002-08-31
MILLER DIVERSIFIED CORP
filed 2004-03-24
CIK 844856

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

                          Commission File No. 01-19001

                         MILLER DIVERSIFIED CORPORATION
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Nevada                                               84-1070932
 ------------------------------                               -----------------
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

        Registrant's telephone number including area code: (970) 284-5556 Securities registered pursuant to Section 12(b) of the Act: None.
           Securities registered pursuant to Section 12(g) ofthe Act:

                         Common Stock, $.0001 Par Value
                                 --------------
                                 Title of Class

Indicate by checkmark whether the registrant (1) has filed all reports required to have been filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  YES     NO  X
                                     -----  -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B if not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB/A or any amendment to this Form 10-KSB/A. X
                                                -----

Registrant's revenues for its most recent fiscal year were $11,421,114.

The aggregate market value of voting stock held by nonaffiliated of the Registrant was $258,664 based on the closing bid and asks prices as reported on the NASD Over-the-Counter Bulletin Board on November 19, 2002.

There were 6,404,640 shares of common stock $.0001 par value outstanding as of August 31, 2002.

Documents incorporated by reference:  None.

                                     PART II

ITEM 7   FINANCIAL STATEMENTS

The unaudited Consolidated Financial Statements follow on pages F-2 through F-18.

                   Withdrawal of Independent Auditor's Report

Anderson & Whitney, P.C. has withdrawn its independent auditor's report. The following financial statements appearing on pages F-2 through F-18 are deemed to be unaudited.

                            Intentionally Left Blank.

PART I  FINANCIAL INFORMATION

Item 1  Financial Statements


                                    UNAUDITED


MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
August 31                                                2002            2001
--------------------------------------------------------------------------------


ASSETS
------
Current Assets:
 Cash                                                 $  214,345      $  272,915
 Receivables:
  Trade accounts                                         636,125         882,123
  Trade accounts - related parties                       165,761         144,770
  Accounts receivable - related parties                  900,609         452,169
  Notes - cattle financing                               611,869          31,723
 Inventories                                           1,616,291       4,073,397
 Deferred income taxes                                    25,411            --
 Prepaid expenses and other                               29,524          25,704
--------------------------------------------------------------------------------
   Total Current Assets                                4,199,935       5,882,801
--------------------------------------------------------------------------------

Property and Equipment:
 Feedlot facility under capital lease-
   related party                                       1,497,840       1,497,840
 Equipment                                               198,494         205,582
 Leasehold improvements                                  187,767         174,050
                                                      --------------------------
                                                       1,884,101       1,877,472

Less:  Accumulated depreciation
          and amortization                               951,819         862,792
--------------------------------------------------------------------------------
   Total Property and Equipment                          932,282       1,014,680
--------------------------------------------------------------------------------

Other Assets:
 Notes receivable - related parties                      300,000         300,000
 Deferred income taxes                                   350,756         228,481
 Deposits and other                                       11,495          11,495
--------------------------------------------------------------------------------
   Total Other Assets                                    662,251         539,976
--------------------------------------------------------------------------------
TOTAL ASSETS                                          $5,794,468      $7,437,457
================================================================================


Continued on next page.

                                    UNAUDITED
MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS  Continued
--------------------------------------------------------------------------------
 August 31                                                2002          2001
--------------------------------------------------------------------------------

LIABILITIES
-----------
Current Liabilities:
 Cash overdraft                                          193,323    $    48,358
 Notes payable                                         2,572,120      3,781,264
 Trade accounts payable                                  442,806        642,876
 Accrued expenses                                         75,281         82,825
 Current portion of:
  Capital lease obligations - related party               31,227         27,990
  Long-term debt                                           3,225          7,173
  Long-term debt - related party                          65,087         58,918
--------------------------------------------------------------------------------
  Total Current Liabilities                            3,383,069      4,649,404
--------------------------------------------------------------------------------

Capital Lease Obligation - Related Party                 871,634        902,861
Long-Term Debt                                             3,225
Long-Term Debt - Related Party                            73,045        143,312
--------------------------------------------------------------------------------
 Total Liabilities                                     4,327,748      5,698,802
--------------------------------------------------------------------------------

Commitments
================================================================================

STOCKHOLDERS' EQUITY
--------------------
Preferred Stock                                             --             --
Common Stock, par value $.0001 per share
  25,000,000 shares authorized; 6,404,640
  shares issued and outstanding                              640            640
Additional Paid-In Capital                             1,351,689      1,351,689
Retained Earnings                                        185,411        495,567
Accumulated Other Comprehensive Income (Loss)            (71,020)      (109,241)
--------------------------------------------------------------------------------
 Total Stockholders' Equity                            1,466,720      1,738,655
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 5,794,468    $ 7,437,457
================================================================================


See Accompanying Notes to Consolidated Financial Statements.



                                    UNAUDITED
MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
Years Ended August 31,                              2002                   2001
--------------------------------------------------------------------------------
Revenue:
 Feed and related sales                              $  4,300,696    $  5,329,659
 Fed cattle sales                                       6,088,896       7,772,463
 Feedlot services                                         906,487       1,173,294
 Interest income                                           44,564          44,076
 Interest income  related party                            18,000          26,618
 Other income                                              62,471         292,889
---------------------------------------------------------------------------------
   Total Revenue                                       11,421,114      14,638,999
---------------------------------------------------------------------------------

Costs and Expenses:
 Cost of:
  Feed and related sales                                3,531,212       4,293,396
  Fed cattle sold                                       7,117,641       8,320,839
  Participation Company cattle sold  related party       (514,373)           --
  Feedlot services                                        859,326       1,030,274
 Selling, general, and administrative                     725,123         890,546
 Equity in (earnings) loss of investee                       --            (9,194)
 Interest                                                  40,241          48,045
 Interest on note payable - related party                  18,765          23,156
 Interest on capital leases - related party               101,010         103,915
---------------------------------------------------------------------------------
   Total Costs and Expenses                            11,878,945      14,700,977
---------------------------------------------------------------------------------

Income (Loss) Before Income Taxes                        (457,831)        (61,978)

Income Tax Expense (Benefit)                             (147,675)         (4,245)
---------------------------------------------------------------------------------
NET INCOME (LOSS)                                    $   (310,156)   $    (57,733)
=================================================================================

INCOME (LOSS) PER COMMON SHARE                       $      (0.05)     $ (0.01)5)
=================================================================================

Weighted Average Number of Common
   Shares Outstanding                                   6,404,640       6,404,640
=================================================================================


See Accompanying Notes to Consolidated Financial Statements.

                                      F-4


                                    UNAUDITED
MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------
                                                                               Accumulated
                                                                                 Other
Years Ended August 31,               Common       Paid-In       Retained      Comprehensive
2001 and 2002                        Stock        Capital       Earnings      Income (Loss)     Total

--------------------------------------------------------------------------------------------------------
Balance, September 1, 2000       $       640    $ 1,351,689    $   553,300    $      --      $ 1,905,629
                                                                                             -----------
Comprehensive Income:
 Net loss for the year ended
  'August 31, 2001                      --             --          (57,733)          --          (57,733)
Accumulated other comp. loss            --             --             --         (109,241)      (109,241)
                                                                                             -----------
 Comprehensive income (loss)            --             --             --             --         (166,974)
--------------------------------------------------------------------------------------------------------
Balance, August 31, 2001                 640      1,351,689        495,567       (109,241)     1,738,655
                                                                                             -----------
Comprehensive Income:
 Net loss for the year ended
  'August 31, 2002                      --             --         (310,156)          --         (310,156)

Accumulated other comp. income          --             --             --           38,221         38,221
                                                                                             -----------
  Comprehensive income (loss)           --             --             --             --         (271,935)
--------------------------------------------------------------------------------------------------------

Balance, August 31, 2002         $       640    $ 1,351,689    $   185,411    $   (71,020)   $ 1,466,720
========================================================================================================


See Accompanying Notes to Consolidated Financial Statements.

                                                  F-5



                                    UNAUDITED
MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------
Years Ended August 31,                                    2002            2001
----------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Cash received from customers                         $ 11,138,538    $ 14,143,809
 Cash paid to suppliers and employees                   (9,347,112)    (14,358,498)
 Interest received                                          62,564          70,694
 Interest paid                                            (153,357)       (181,617)
----------------------------------------------------------------------------------
  Net Cash Provided (Used) by Operating Activities       1,700,633        (325,612)
----------------------------------------------------------------------------------
Cash Flows from Investing Activities:
 Acquisition of property and equipment                     (19,617)           --
 Loans to related party                                       --           (14,000)
 Collections from cattle financing                            --           105,596
 Loans for cattle financing                               (580,146)        (31,723)
 Proceeds from sale of other investments                      --           175,000
 Proceeds from sale of property and equipment                4,000            --
 Distributions received from other investments                --            43,587
----------------------------------------------------------------------------------
  Net Cash Provided (Used) by Investing Activities        (595,763)        278,460
----------------------------------------------------------------------------------

Cash Flows from Financing Activities:
 Proceeds from:
  Notes payable                                         10,895,283      11,421,111
 Principal payments on:
  Notes payable                                        (12,104,426)    (11,453,644)
  Capital lease obligations - related party                (27,990)        (25,085)
  Long-term debt  related party                            (64,098)        (53,334)
  Long-term debt                                            (7,173)         (5,884)
 Change in cash overdraft                                  144,965          48,358
----------------------------------------------------------------------------------
   Net Cash Provided (Used) by Financing Activities     (1,163,440)        (68,478)
----------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                            (58,570)       (115,630)

Cash, Beginning of Period                                  272,915         388,545
----------------------------------------------------------------------------------
Cash, End of Period                                   $    214,345    $    272,915
==================================================================================


Continued on next page.

                                       F-6

                                    UNAUDITED
MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS  Continued
--------------------------------------------------------------------------------
Years Ended August 31,                                   2002           2001
--------------------------------------------------------------------------------

Reconciliation of Net Income (Loss) to Net
 Cash Provided (Used) by Operating Activities:
 Net income (Loss)                                   $  (310,156)   $   (57,733)
 Adjustments:
  Depreciation and amortization                           94,594         96,558
  Equity in (earnings) loss of investee                     --           (9,194)
  Gain on sale of other investments                         --         (206,042)
  Gain on sale of property and equipment                   3,421           --
  Deferred income taxes                                 (147,686)        (4,245)
  Unrealized hedging losses                               38,221       (109,241)
  Changes in assets and liabilities:
   (Increase) decrease in:
    Trade accounts receivable                            245,998       (220,493)
    Trade accounts receivable - related party            (20,991)        16,946
    Accounts receivable - related party                 (448,440)          --
    Inventories                                        2,457,106        414,197
    Prepaid expenses                                      (3,820)        (6,707)
    Deposits and other                                      --           (1,879)
   Increase (decrease) in:
    Trade accounts payable and accrued expenses         (207,614)        35,179
    Trade accounts payable - related parties                --         (258,051)
    Customer advance feed contracts                         --          (14,907)
--------------------------------------------------------------------------------
Net Cash Provided (Used) by Operating Activities     $ 1,700,633    $  (325,612)
================================================================================


See Accompanying Notes to Consolidated Financial Statements.

                                    UNAUDITED
MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

          ----------------------------------------------------------------------

                                    UNAUDITED
MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
--------------------------------------------------------------------------------

Note 1 - Summary of Significant Accounting Policies - Continued:

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

          ----------------------------------------------------------------------

                                    UNAUDITED
MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
--------------------------------------------------------------------------------

Note 1 - Summary of Significant Accounting Policies - Continued:

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

          ----------------------------------------------------------------------

                                    UNAUDITED
MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

Note 3 - Inventories:

          ----------------------------------------------------------------------
          August 31                                    2002          2001
          ----------------------------------------------------------------------

          Feed and grain                           $   117,315   $   195,941
          Veterinary supplies and other                 17,032        21,578
          Feeder cattle for resale (procurement)            --       372,355
          Cattle on feed to finish (fed cattle)      1,481,944     3,483,523
          ----------------------------------------------------------------------

                                                   $ 1,616,291   $ 4,073,397
          ======================================================================

--------------------------------------------------------------------------------

Note 4 - Other Investments:

          The Company's interest in Highland Water, LLC, a Colorado limited liability company operating a water cooler business, was sold in 2001 to a related party for a gain of $180,000. The Company's equity in Highland's net income for the year ended August 31, 2001 was $9,194.

--------------------------------------------------------------------------------

Note 5 - Notes Receivable - Related Parties:

          ----------------------------------------------------------------------
          August 31                                         2002           2001
          ----------------------------------------------------------------------
          Note receivable from Miller Feed Lots, Inc.,
          interest payable monthly at 6%, due May 2003,
          without collateral, and subordinated to MFL
          mortgagor                                      $  300,000    $ 300,000
          ======================================================================

--------------------------------------------------------------------------------



                                    UNAUDITED
MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
--------------------------------------------------------------------------------

Note 6 - Notes Payable:
----------------------------------------------------------------------------------------------
          August 31                                                2002             2001
----------------------------------------------------------------------------------------------

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

          $300,000 Operating                                    $     --         $  100,000
          $4,000,000 Cattle feeding                              2,055,393        3,351,759
          $2,000,000 Customer financing ($1,000,000                516,727           31,505
          maximum outstanding)
          $300,000 Cattle procurement
                                                                      --            298,000
----------------------------------------------------------------------------------------------

                                                                $2,572,120       $3,781,264
==============================================================================================

----------------------------------------------------------------------------------------------

Note 7 - Capital Leases:

          The Company leases its feedlot facilities and certain equipment from a related party under capital leases expiring in 2016 and 2000, respectively. Monthly lease payments on the feedlot facilities are two and one-third cents (2 1/3(cent)) per head per day for cattle actually in the feedlot, subject to a minimum of $10,750 and maximum of $13,300. The Company is responsible for all maintenance, insurance, utilities, and taxes on the property, and has an option to purchase the feedlot facility for $1,300,000. The following is an analysis of the leased property:

              --------------------------------------------------------------------------------
              August 31                                            2002             2001
              --------------------------------------------------------------------------------

              Feedlot facilities under capital lease            $1,497,840      $1,497,840
              Less:  Accumulated amortization                      694,001         634,087
              --------------------------------------------------------------------------------

                                                                $  803,839      $  863,753
              ================================================================================

                                      F-12

                                    UNAUDITED
MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
--------------------------------------------------------------------------------

Note 7 - Capital Leases - Continued:

          Future minimum lease payments under the capital leases at August 31, 2002 for each of the next five years and in the aggregate are as follows:

              Year Ending August 31                                    Total
              ------------------------------------------------------------------
                         2003                                      $    129,000
                         2004                                           129,000
                         2005                                           129,000
                         2006                                           129,000
                         2007                                           129,000
              Later years                                             1,085,750
              ------------------------------------------------------------------
              Total minimum lease payments                            1,730,750
              Less:  Amount representing interest                       827,889
              Present value of net minimum lease payments               902,861
              Less:  Current portion                                     31,227
                                                                   $    871,634
              ==================================================================

--------------------------------------------------------------------------------

Note 8 - Long-Term Debt:
          ----------------------------------------------------------------------
          August 31                                             2002      2001
          ----------------------------------------------------------------------
          Unrelated:

          Note payable in monthly installments of $666 including interest at 11.5% with final payment due
          January 2003, collateralized by software

                                                                $3,225  $10,398
          Less current portion                                   3,225    7,173
          ----------------------------------------------------------------------

                                                                $  --   $ 3,225
          ======================================================================

          Related Party:

          Note payable to a related-party financing company
          maturing in September 2004, with monthly payments
          of principal and interest at 10%, secured with
          membership interest in an LLC (see Note 4)         $138,132  $202,230
          Less current portion                                 65,087    58,918
--------------------------------------------------------------------------------

                                                             $ 73,045  $143,312
================================================================================



                                    UNAUDITED
MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
------------------------------------------------------
Note 8 - Long-Term Debt - Continued:

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

--------------------------------------------------------------------------------

Note 10 - Income Taxes:

          Years Ended August 31                             2002         2001
          ----------------------------------------------------------------------

          Current income taxes                          $     --     $     --
          Deferred income taxes (benefit)                 (147,675)      (4,245)
          ----------------------------------------------------------------------

          Income Tax Expense (Benefit)                  $ (147,675)  $   (4,245)
          ======================================================================

          Significant components and the related tax effect of temporary differences and carry forwards are as follows:

                 August 31                                2002                   2001
                                                   -------------------    ---------------------
                                                   Current   Long-Term    Current   Long-Term
                 ------------------------------------------------------------------------------

                 Deferred Tax Assets:
                   Capital leases                  $    --    $108,679    $    --    $103,279
                   Contributions and capital
                    Loss carry forwards                 --       8,062         --       7,341
                   Inventory valuation              25,411          --         --          --
                   Built-in loss on land                --     179,406         --     179,406
                   NOL carryover                        --     250,998         --     162,428
                 ----------------------------------------------------------------------------
                                                    25,411     547,145         --     452,454
                   Valuation Allowance                  --    (179,405)        --    (208,623)
                 Deferred Tax Liabilities:
                   Depreciation                         --     (16,984)        --     (15,350)
                 ----------------------------------------------------------------------------

                 Net Deferred Tax Asset           $ 25,411    $350,756    $    --    $228,481
                 ============================================================================

                                              F-14

                                    UNAUDITED
MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
--------------------------------------------------------------------------------

Note 10 - Income Taxes - Continued:

          The valuation allowance for deferred tax assets relates to net operating loss carryforwards that are likely to expire before they can be utilized. The allowance declined in fiscal year 2002 as certain net operating loss carryforwards expired and are not included in deferred tax assets at August 31, 2002.

          The differences between income tax expense (benefit) and the amount computed by applying the federal statutory rates are as follows:

              Years Ended August 31                           2002       2001
              ------------------------------------------------------------------

              Computed at expected federal statutory rate  $(155,663) $ (21,073)
              Difference in gain on sale of investment          --       17,562
              Other                                            7,977       (734)
              ------------------------------------------------------------------

              Income Tax Expense (Benefit)                 $(147,675) $  (4,245)
              ==================================================================


          As of August 31, 2002, the Company has unused consolidated operating loss carry forwards of approximately $738,230 available to reduce future taxable income. The Internal Revenue Code restricts the utilization of an additional $1,133,362 in operating loss carry forwards to a maximum of $53,710 per year. The net operating loss carry forwards expire as follows:

                 Years Ending August 31                 Restricted  Consolidated
                 ---------------------------------------------------------------

                             2003                      $   320,708    $     --
                             2004                          158,804          --
                             2005                           57,201          --
                             2007                           68,986          --
                             2012                          527,663        72,478
                             2018                               --        86,866
                             2020                               --       107,874
                             2021                               --       103,093
                             2022                               --       367,919
                 ---------------------------------------------------------------

                                                       $ 1,133,362    $  738,230
                 ===============================================================

--------------------------------------------------------------------------------

                                    UNAUDITED
MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
--------------------------------------------------------------------------------
Note 11 - Related Party Transactions:

          The Company is related to Miller Feed Lots, Inc. (MFL) through partial common ownership and management.

          The following schedule summarizes transactions between the Company and MFL.

              Years Ended August 31                             2002      2001
              ------------------------------------------------------------------

              Payments to MFL for:
                Freight                                       168,556   $192,465
                Capital lease of feedlot facility (Note 7)    129,000    129,000
                Operating lease of equipment (Note 9)         191,993    192,262
                Company housing rent (Note 9)                   9,000      9,000
              Interest income from MFL (Note 5)                18,000     18,000
              Gain on sale of Highland Water LLC
               interest and note receivable to MFL               --      180,000
              Participation in Company cattle sales           514,373       --
              ------------------------------------------------------------------

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

              ------------------------------------------------------------------
              Years Ended August 31                         2002         2001
              ------------------------------------------------------------------

              Charles Micale DBA My Way Land & Cattle    $1,722,862   $2,652,976

--------------------------------------------------------------------------------

                                    UNAUDITED
MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
--------------------------------------------------------------------------------

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

                                    UNAUDITED
MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
--------------------------------------------------------------------------------

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

31        Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002

32        Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002

Reports on Form 8-K
-------------------

Item 6(b) - Exhibits and Reports on Form 8-K - None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         MILLER DIVERSIFIED CORPORATION

Dated: March 24, 2004                       By:  /s/  James E. Miller
                                               --------------------------------
                                                      James E. Miller, President


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                          Title                      Date

/s/  James E. Miller                President, Principal          March 24, 2004
-----------------------------       Executive Officer,
     James E. Miller                Principal Financial
                                    Officer, and Director


/s/  Clark A. Miller                Secretary-Treasurer,          March 24, 2004
-----------------------------       Principal Marketing
     Clark A. Miller                Officer


/s/  Norman M. Dean.                Chairman of the               March 24, 2004
-----------------------------       Board and Director
     Norman M. Dean