Form 10KSB
period 2003-08-31
MILLER DIVERSIFIED CORP
filed 2004-06-21
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           ---------------------------
                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                         ------------------------------

                    For the fiscal year ended August 31, 2003

                          Commission File No. 01-19001

                         MILLER DIVERSIFIED CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

           Nevada                                        84-1070932
  ------------------------------            ---------------------------------
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
                                  YES    NO  X
                                     ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B if not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. X

Registrant's revenues for its most recent fiscal year were $9,458,640.

The aggregate market value of voting stock held by nonaffiliated of the Registrant was $441,920 based on the closing bid and asks prices as reported on the NASD Over-the-Counter Bulletin Board on June 10, 2004.

There were 6,404,640 shares of common stock $.0001 par value outstanding as of August 31, 2003.

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

Major Customers
---------------

During the fiscal year ended August 31, 2003, the Company had no customer to whom sales accounted for more than 10% of the Company's consolidated revenues.

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

Employees
---------

The Company employs between 20 and 30 persons at any given time. As of August 31, 2003, the Company had 24 full and part-time employees.

ITEM 2 PROPERTIES
-----------------

On February 1, 1991, the Company executed a 25-year lease with a related company, Miller Feed Lots, Inc., (MFL) to lease its feedlot facility. Norman M. Dean and James E. Miller, who are officers, directors and stockholders of the Company, own all of the common stock of MFL. The feedlot has a capacity of approximately 20,000 head of cattle. The monthly rent is 2 1/3(cent) per head per day, with a minimum of $10,750 and maximum of $13,300 per month. The Company has an option to purchase the feedlot it leases for $1,300,000. The lease requires that the Company pay for all property taxes, insurance, and maintenance on the feedlot being leased. In the opinion of management, the leased feedlot is adequately covered by insurance. The lease of the feedlot facility was subsequently cancelled in connection with the sale of substantially all of the assets of the Company on October 31, 2003 (See Item 6 - Management's Discussion and Analysis.)

The Company does not have any specific restrictions on the types of real estate it may own or the percentages of assets that may be invested in any one investment, or on the incurrence of debt or lease obligations to acquire properties. However, management does not intend to invest in any commercial, residential, or other properties that would be rented to tenants to derive income from the property investment. Further, management does not intend to invest in any real estate mortgages or securities of entities primarily engaged in real estate activities. The Company has no plans for the major renovation, improvement, or development of its leased feedlot facility.

ITEM 3 LEGAL PROCEEDINGS
------------------------

The Company is not presently involved in any legal proceedings.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
----------------------------------------------------------

A special meeting of stockholders of the Company was held on October 31, 2003 to elect three directors and to vote on a proposal to sell substantially all of the assets of the Company to Miller Feed Lots, Inc. (MFL), a related party.

The vote for the three directors was as follows:

         Norman M. Dean, 3,347,399 votes for, none against, none abstained James E. Miller, 3,346,021 votes for, none against, none abstained Clark A. Miller, 3,344,191 votes for, none against, none abstained

Information on the proposed sale was furnished to the stockholders in a Proxy Statement. The vote for the proposed sale was as follows:

         3,345,283 votes for, 512,870 votes against, and 48 abstained

The agreement also provides for cancellation of the lease agreement between the two companies for the feedlot facility in exchange for paying a cancellation fee of $250,000 to MFL. The assets sold, valued at $3,433,268, less the $2,795,946 in liabilities assumed by MFL and the lease cancellation fee resulted in a net receivable from MFL of $387,322. The receivable is to be collected in $100,000 annual installments. In connection with this sale, the Company recognized a loss of $364,466, which includes the $250,000 lease cancellation fee.

                                     PART II

ITEM 5 MARKETS FOR THE COMMON STOCK AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------

The number of record holders of the Company's common stock as of August 31, 2003 was 1,439 according to information furnished by the Company's transfer agent.

The following table sets forth the high and low bid quotations for the Company's common stock, as reported by the National Quotation Bureau, Inc. Accordingly, the stock quotations listed below are not necessarily indicative of future trading activity or price trends.

     Quarter Ended                                High Bid       Low Bid
     -------------                                --------       -------
        2003
        ----
        November 30, 2002                           $ .09         $ .06
        February 28 2003                            $ .08         $ .06
        May 31, 2003                                $ .07         $ .06
        August 31, 2003                             $ .07         $ .05

        2002
        ----
        November 30, 2001                           $ .09         $ .07
        February 28, 2002                           $ .09         $ .07
        May 31, 2002                                $ .09         $ .06
        August 31, 2002                             $ .09         $ .06


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

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------

The Company's line of credit which, financed the feeding of Company-owned cattle, was not renewed in January 2003. Between January and August, the remaining Company-owned cattle were completed and sold. During this time, management developed a plan to sell substantially all of the assets of the Company to Miller Feed Lots, Inc. (MFL), a related party. On October 31, 2003, the Company's shareholders approved the sale. The agreement also provides for cancellation of the lease agreement for the feedlot facility in exchange for paying a cancellation fee of $250,000 to MFL. The asset sold valued at $ 3,433,268, less the $2,795,946 in liabilities assumed by MFL and the lease cancellation fee resulted in a net receivable from MFL of 387,322. The receivable is to be collected in $100,000 annual installments. In connection with this sale the Company recognizes a loss of $364,466, which includes the $250,000 lease cancellation fee.

After this transaction, the Company will effectively be a shell company with no active operating activities. Management believes there is a market for public shell companies and intends to sell the Company.

The Company has made the following restatements to the consolidated financial statements for the year ended August 31, 2002.

The Company has agreed to a sharing of profits and losses on cattle fed by the Company's board chairman. The Company discovered that payment of its obligations under this arrangement during fiscal years 2001 and 2002 was deferred and the liability was not reported in the consolidated financial statements of the Company. The deferred amounts totaled $185,990 and $94,803 during the years ended August 31, 2002 and 2001, respectively.

The company has determined that the sharing arrangement with MFL, a related party, of profits and losses on cattle feeding should be reported as an equity transaction rather than in the income statement. As a result $514,373 representing MFL's share of the losses during fiscal year 2002, which had been reported as a reduction of the cost of fed cattle sold, has been restated as additional paid-in capital with a reduction for the related receivable from MFL.

The Company had a net loss of $565,968 for fiscal year ending August 31, 2003. This compares to a net loss of $1,010,519 for the prior fiscal year. The profitable cattle market for the last quarter is the key factor in reducing the loss from the previous year. The Company"s lack of cattle in the feedlot due to the economic situation in the previous years kept the company from receiving the full benefit of the upswing in the cattle market.

In an effort to operate its cattle feedlot closer to capacity and to lessen its reliance on major customers, the Company implemented a strategy to feed more company-owned cattle to slaughter beginning in fiscal 2000. This was a major change in operations from previous years where company-owned cattle were fed on an inconsistent basis. Fed cattle sales in fiscal years 2002 accounted for over 55% of total revenues for the year, while in 2003 they accounted for 55% even with a drop in total gross sales of cattle. Sales for cattle fed to slaughter and the related cost of sales, including cost of feed consumed by those cattle and related interest costs, are recorded when the cattle are sold. The gross loss from fed cattle sales was $1,028,745 for the prior fiscal year while the current year of 2003 the gross loss was $3,584. The related gross profit percentage declined from (17)% the prior year to 0%, due to an economic boom in the cattle market the final quarter in 2003. As a result, of fed cattle losses in previous years, the bank did not renew the Company's cattle feeding line of credit in January 2003 and the Company was forced to reduce the number of Company-owned cattle on feed during 2003. This unfortunately reduced the chance to take advantage of the good market.

Following is a brief summary of the gross profit and gross profit percentages on feed and related sales:
                                        2003            2002           Change
                                        ----            ----           ------

Feed and Related Sales                $3,683,903     $4,114,706     $ (430,803)
Cost of feed and other sales           3,013,798      3,531,212       (517,414)
                                      ----------     ----------     ----------
         Gross Profit                 $  670,105     $  583,494     $   86,611
         Gross Profit %                       18%            14%            20%

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

The increase in gross profit percentage was due to tighter inventory controls and the markup of feed going up to help cover the increased costs associated with running the feedlot.

Following is a brief summary of the gross profit and gross profit percentages on feedlot services:

                                         2003            2002          Change
                                         ----            ----          ------
Feedlot services                      $ 573,213       $ 906,487      $(333,274)
Cost of feedlot services                661,462         859,326       (197,864)
                                      ---------       ---------      ---------
         Gross Profit                 $ (88,249)      $  47,161      $(135,410)
         Gross Profit %                     (15)%             5%           (41)%

Feedlot services consist primarily of yardage (daily per head charges) charged to the owners of the cattle and feed and grain processing charges. The costs of these services consist largely of feedlot operating expenses. The decreases in feedlot services revenue and cost of sales is due to a decrease in custom cattle on feed in farmer feeder yards. The gross profit decreased with the reduction in the number of cattle on feed as certain fixed costs could not be reduced.

Selling, general and administrative expenses increased $38,640 for the year. The most significant increases were due to the increased costs of running a public company. These costs were for attorneys and accountants to make sure the company was in compliance with the Sarbanes and Oxley law and to assist in the preparation pf proxy information to the shareholders.

Interest expense of $10,859 was incurred during fiscal 2003 on a note payable to a related-party finance company. Total interest expense paid for the fiscal year 2003 decreased $11,143 from 2002, not including interest paid for cattle fed for slaughter, which is included in the cost of fed cattle sales. The reason for the higher cost of interest was the increase in the amount of principal that was maintained due to the losses in cattle from the previous years.

Liquidity and Capital resources

Working capital on August 31, 2003 was $(141,948) compared to $21,700 at August 31, 2002, a decrease of $163,648. This decrease is attributable in part to the loss in cattle being sold and the reduction in equity in company cattle in inventory.

Current assets of $3,182,358 at August 31, 2003 decreased $503,204 over the prior year or 14%. This is primarily attributable to the $810,841 decrease in inventory. Trade and cattle-financing receivables increased $801,163 due to the increased number of cattle on the investor line and the number of related-party cattle being fed. Current liabilities decreased by $339,556 (9%) to $3,324,306. This decrease relates primarily to the reduction of accounts payable for company cattle on feed.

The Company made no major purchases of equipment during the fiscal 2003 year, which followed the trend established in 2002 of trying to cut expenses. The Company had no material commitments for capital expenditures as of August 31, 2003. It also believes it has adequate financial resources to conduct operations at present and reasonably anticipated future levels.

On January 1, 2003, the Company renewed its operating line of credit with Farm Credit Services for $300,000, its procurement line of credit for $300,000, and its investor-feeding line for $2,000,000. The procurement line gives the Company the ability to buy feeder cattle for the feed yard prior to assigning them to a customer. The operating line is for the Company's day-to-day, operations and the investor-feeding line is for customers needing financing to feed cattle within the feed yard. Each line of credit was renewed at 3/4point over the bank's prime interest rate, or 5.75%. The cattle feeding line, which did have a limit of $4,000,000, was stopped on advances for new cattle and was negotiated to expire when the last group of cattle were shipped which occurred in August of 2003.

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

ITEM 7 FINANCIAL STATEMENTS
---------------------------















                  Miller Diversified Corporation and Subsidiary

                        CONSOLIDATED FINANCIAL STATEMENTS

                            August 31, 2003 and 2002

                                    CONTENTS



                                                                         Page
                                                                         ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                   13

CONSOLIDATED BALANCE SHEETS                                             14 & 15

CONSOLIDATED STATEMENTS OF OPERATIONS                                     16

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                            17

CONSOLIDATED STATEMENTS OF CASH FLOWS                                     18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              19 - 30

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We have audited the accompanying consolidated balance sheets of Miller Diversified Corporation as of August 31, 2003 and 2002, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2003 and 2002, and the results of its operations, its cash flows, and its changes in stockholders' equity for each of the years ended August 31, 2003 and 2002, in conformity with U.S. generally accepted accounting principles.


Denver, Colorado
May 7, 2004


                                                          /S/ COMISKEY & COMPANY
                                                        PROFESIONAL CORPORATION



                            Miller Diversified Corporation and Subsidiary
                                     CONSOLIDATED BALANCE SHEETS

         ASSETS                                                   August 31,             August 31,
CURRENT ASSETS                                                       2003                   2002
                                                                     ----                   ----
   Cash and cash equivalents                                     $  321,670              $  214,345
   Trade receivables                                                210,330                 636,125
   Trade receivables - related parties                              143,771                 165,761
   Other related party receivables                                  259,522                 386,236
   Notes - cattle financing                                       1,413,032                 611,869
   Inventories                                                      805,450               1,616,291
   Current deferred income taxes                                       --                    25,411
   Prepaid expenses and other                                        28,583                  29,524
                                                                 ----------              ----------
                     Total current assets                         3,182,358               3,685,562

Property and Equipment
   Feedlot facility under related party capital lease             1,497,840               1,497,840
   Equipment                                                        198,494                 198,494
   Leasehold improvements                                           187,767                 187,767
                                                                 ----------              ----------
                                                                  1,884,101               1,884,101
   Less accumulated depreciation                                  1,046,250                 951,819
                                                                 ----------              ----------
                                                                    837,851                 932,282
OTHER ASSETS
   Notes receivable - related parties                               300,000                 300,000
   Deferred income taxes                                               --                   350,756
   Deposits and other                                                11,495                  11,495
                                                                 ----------              ----------
                                                                    311,495                 662,251
                                                                 ----------              ----------

                                                                 $4,331,704              $5,280,095
                                                                 ==========              ==========


               The accompanying notes are an integral part of the financial statements.




       LIABILITIES AND STOCKHOLDERS' EQUITY                            August 31.             August 31,
CURRENT LIABILITIES                                                       2003                   2002
                                                                          ----                   ----
    Cash overdraft                                                    $   312,407            $   193,323
    Notes payable                                                       2,037,095              2,572,120
    Trade accounts payable                                                817,292                723,599
    Accrued expenses                                                       50,167                 75,281
    Current portion of:
    Capital lease obligations - related party                              34,842                 31,227
    Long-term debt                                                           --                    3,225
    Long-term debt - related party                                         72,503                 65,087
                                                                      -----------            -----------
                    Total current liabilities                           3,324,306              3,663,862

LONG-TERM LIABILITIES
    Capital lease obligations - related party                             836,792                871,634
    Long-term debt                                                           --                     --
    Long-term debt - related party                                           --                   73,045
                                                                      -----------            -----------
                                                                          836,792                944,679
STOCKHOLDERS' EQUITY
    Preferred stock                                                          --                     --
    Common stock, par value $.0001 per share, 25,000,000 shares
    authorized; 6,404,640 shares issued and outstanding                       640                    640
    Additional paid-in capital                                          1,867,854              1,866,062
    Less: Receivable for additional paid-in capital                      (516,165)              (514,373)
    Retained earnings (deficit)                                        (1,175,723)              (609,755)
    Accumulated other comprehensive income (loss)                          (6,000)               (71,020)
                                                                      -----------            -----------
                    Total stockholders' equity                            170,606                671,554
                                                                      -----------            -----------

                                                                      $ 4,331,704            $ 5,280,095
                                                                      ===========            ===========


                    The accompanying notes are an integral part of the financial statements.




                           Miller Diversified Corporation and Subsidiary
                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For the year               For the year
                                                           ended                       ended
                                                         August 31,                 August 31,
                                                           2003                        2002
                                                           ----                        ----
Feed and related sales                                  $  3,683,903               $  4,114,706
Fed cattle sales                                           5,201,524                  6,088,896
Feedlot services                                             573,213                    906,487
                                                        ------------               ------------

             Total revenue                                 9,458,640                 11,110,089

Feed and related sales                                     3,013,798                  3,531,212
Fed cattle sales                                           5,205,108                  7,117,641
Feedlot services                                             661,462                    859,326
                                                        ------------               ------------

             Gross profit (loss)                             578,272                   (398,090)

General and administrative expenses                          763,763                    725,123
                                                        ------------               ------------

             Loss from operations                           (185,491)                (1,123,213)

Other income (expense)
      Interest income                                         36,869                     44,564
      Interest income - related party                         18,000                     18,000
      Other income                                            60,614                     62,471
      Debt forgiveness income                                 56,833                       --
      Interest expense                                       (67,994)                   (40,241)
      Interest on notes payable - related party              (10,859)                   (18,765)
      Inerest on capital leases - related party              (97,773)                  (101,010)
                                                        ------------               ------------

                                                              (4,310)                   (34,981)
                                                        ------------               ------------

             Loss before income taxes                       (189,801)                (1,158,194)

Income tax expense (benefit)                                 376,167                   (147,675)
                                                        ------------               ------------

             Net Loss                                       (565,968)                (1,010,519)

Retained earnings (deficit)
      Balance, beginning of year                            (609,755)                   400,764

      Balance, end of year                              $ (1,175,723)              $   (609,755)
                                                        ============               ============

      Loss per common share                             $      (0.09)              $      (0.16)
                                                        ============               ============
      Weighted average number of
       common shares outstanding                           6,404,640                  6,404,640

         The accompanying notes are an integral part of the financial statements.




                                       Miller Diversified Corporation and Subsidiary
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       For the years ended August 31, 2002 and 2003
                                                                                                        Accum.
                                                                          Less:                          Other
                                                                      Receivable                        Compr.
                                            Common        Paid-In     for Paid-In      Retained         Income
                                            Stock          Capital      Capital        Earnings         (Loss)         Total
                                            -----          -------      -------        --------         ------         -----

Balance, September 1, 2001               $       640    $ 1,351,689   $      --      $   400,764    $  (109,241)   $ 1,643,852

Related party participation in
company cattle sales                            --          514,373      (514,373)          --             --             --

Comprehensive loss:
Net loss for the year ended
August 31, 2002                                 --             --            --       (1,010,519)          --       (1,010,519)

Accum. other comprhnsv inc.:
Deferred hedging losses                                                                                (98,481)
Amounts reclassified to income                                                                         136,702         38,221
                                                                                                                   -----------
Comprehensive loss                              --             --            --             --             --         (972,298)
                                         -----------    -----------   -----------    -----------    -----------    -----------

Balance, August 31, 2002                         640      1,866,062      (514,373)      (609,755)       (71,020)       671,554
                                         -----------    -----------   -----------    -----------    -----------    -----------

Related party participation in
company cattle sales                            --            1,792        (1,792)          --             --             --

Comprehensive loss:
Net loss for the year ended
31-Aug-03                                       --             --            --         (565,968)          --         (565,968)

Accum. other comprhnsv inc.:
Deferred hedging losses                         --             --            --             --          (10,615)          --
Amounts reclassified to income                  --             --            --             --           75,635         65,020
                                                                                                                   -----------
Comprehensive loss                              --             --            --             --             --         (500,948)
                                         -----------    -----------   -----------    -----------    -----------    -----------

Balance, August 31, 2003                 $       640    $ 1,867,854   $  (516,165)   $(1,175,723)   $    (6,000)   $   170,606
                                         ===========    ===========   ===========    ===========    ===========    ===========


                               The accompanying notes are an integral part of the financial statements.



                                       Miller Diversified Corporation and Subsidiary
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                For the year            For the year
                                                                                    ended                  ended
                                                                                  August 31,             August 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                                 2003                   2002
                                                                                     ----                   ----
 Net loss                                                                       $   (565,968)           $ (1,010,519)
 Adjustments to reconcile net income to net cash flows from
      operating activities:
           Depreciation and amortization                                              94,431                  94,594
           Gain on sale of property and equipment                                       --                     3,421
           Deferred income taxes                                                     376,167                (147,675)
           Unrealized hedging losses                                                  65,020                  38,221
           Changes in assets and liabilities:
                Trade accounts receivable                                            425,795                 245,998
                Trade accounts receivable - related parties                           21,990                 (20,991)
                Accounts receivable - related parties                                126,713                  65,933
                Inventories                                                          810,841               2,457,106
                Prepaid expenses                                                         941                  (3,820)
                Trade accounts payable and accrued expenses                           68,579                 (21,635)
                                                                                                        ------------

                   Net cash flows from operating activities                        1,424,509               1,700,633

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of property and equipment                                                  --                   (19,617)
 Loans for cattle financing                                                         (801,163)               (580,146)
 Proceeds from sale of property and equipment                                           --                     4,000
                                                                                ------------            ------------

                   Net cash flows from investing activities                         (801,163)               (595,763)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from notes payable                                                       9,757,619              10,895,283
 Principal payments on:
 Notes payable                                                                   (10,292,644)            (12,104,426)
 Capital lease obligations - related parties                                         (31,227)                (27,990)
 Long-term debt - related parties                                                    (65,629)                (64,098)
 Long-term debt                                                                       (3,225)                 (7,173)
 Change in cash overdraft                                                            119,085                 144,964
                                                                                ------------            ------------

                   Net cash flows from financing activities                         (516,021)             (1,163,440)
                                                                                ------------            ------------

Increase (decrease) in cash and cash equivalents                                     107,325                 (58,570)

Cash and cash equivalents, beginning of year                                         214,345                 272,915
                                                                                ------------            ------------

Cash and cash equivalents, end of year                                          $    321,670            $    214,345
                                                                                ============            ============


                   The accompanying notes are an integral part of the financial statements.

                                                     -18-

                         Miller Diversified Corporation
                          Notes to Financial Statements
                             August 31,2003 and 2002

1. Summary of Significant Accounting Policies
   ------------------------------------------
     The accounting and reporting policies of Miller Diversified Corporation (the "Company") and its subsidiary conform to accounting principles generally accepted in the United States. The following summary of significant accounting policies is presented to assist the reader in evaluating the Company's financial statements.

     Description of Business
     The Company operates a feedlot facility near LaSalle, Colorado, in which cattle owned by customers or the Company are fed and cared for by the Company. Most customers to which the Company has granted credit either operate in the cattle industry or feed cattle as an investment.

     Principles of Consolidation
     The consolidated financial statements include Miller Diversified Corporation and its wholly-owned subsidiary, Miller Feeders, Inc., a commission agent buying feeder cattle and selling fed cattle for the Company's feeding customers and others.

     All material inter-company profits, transactions, and balances have been eliminated.

     Cash Equivalents
     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Trade Accounts Receivable
     No allowance for doubtful accounts receivable has been recorded based on the history of the Company and its ability to place an Adjusters Lien on customers' cattle in the feedlot. An Adjusters Lien is a lien that a party can place on cattle in its possession that enables it to collect for feed and care provided to the cattle, ahead of other claimants, from the proceeds of selling the cattle. The lien also enables the party in possession to sell the cattle to the highest bidder in order to be paid for its feed and services.

     Inventories
     Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method for feed and grain inventories while the first in, first out (FIFO) and specific identification methods are used for all other inventories.

     Derivative Instruments
     The Company uses derivatives for the purpose of hedging commodity prices that exist as part of the cattle business. These readily marketable exchange-traded futures and options contracts are designated as cash flow hedges. The change in the market value of such contracts has historically been, and is expected to continue to be, highly effective at offsetting changes in price movements of the hedged commodities. The commodities contracts are marked-to-market and the Company reflects hedging gains and losses as adjustments to the basis of the underlying commodities purchase. Gains and losses are recognized in the statement of operations as a component of cost of goods sold upon sale of the commodity. The Company measures the effectiveness of derivative use by assessing the reduction of risk of exposure in the market. If a hedge is determined to be ineffective, it is immediately recognized in the statement of operations.

                        Miller Diversified Corporation
                    Notes to Financial Statements (Continued)
                             August 31,2003 and 2002

1. Significant Accounting Policies (continued)
   -------------------------------------------
     Property and Equipment
     Property and equipment are recorded at acquisition cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

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

     Sales
     Revenue is recognized when cattle, feed, and vet supplies are delivered to the customer (or the customer's cattle), or when feedlot services are rendered to the customer. Procurement cattle are considered delivered when they are put into a separate pen and identified by a lot number.

     As an enticement for certain customers to feed cattle with the Company, arrangements are occasionally made to share or guarantee against certain losses. Settlement of these arrangements is made at the time the related lots of cattle are sold.

     Cattle Brokerage
     Miller Feeds, Inc. accumulated cattle that meet the specifications of the Company's cattle feeding customers until a complete lot is formed and ready for a feeding program. Feeder cattle temporarily retained for brokerage are stated at specifically identified cost.

     The Company recognizes commissions earned at the time a lot of feeder cattle is transferred to a customer. In addition, commissions are earned as customers' fed cattle are marketed.

     Income Taxes
     Deferred tax liabilities or assets, net of any applicable valuation allowance for deferred tax assets, are recognized for the estimated future tax effects attributable to temporary differences and carry forwards. Deferred tax liabilities and assets are classified as current or non-current based on the classification of the asset and liability to which they relate. Deferred tax liabilities and assets not related to an asset or liability for financial reporting, including deferred tax assets related to carry forwards, are classified as current or non0current according to the expected reversal date of the temporary difference. The Company and its subsidiary file consolidated corporate income tax returns.

     Income per Common Share
     Income per common share is computed by using the weighted average number of common shares outstanding during the period presented. Fully diluted earnings per share amounts are not presented for 2003 and 2002 as no stock options, warrants, or preferred stock are outstanding.

                        Miller Diversified Corporation
                    Notes to Financial Statements (Continued)
                             August 31,2003 and 2002


1. Significant Accounting Policies (continued)
   ------------------------------------------
     Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     Reclassifications
     Certain reclassifications of 2002 financial statement information have been made to conform to 2003 presentation.

2. Subsequent Event - Disposal of Operating Assets and Liabilities
   ---------------------------------------------------------------
     As discussed in Note 6, the Company's line-of-credit which financed the feeding of Company-owned cattle was not renewed in January 2003. Between January and August, the remaining Company-owned cattle were completed and sold. During this time, management developed a plan to sell substantially all of the assets of the Company to Miller Feed Lots, Inc. (MFL), a related party. On October 31, 2003, the Company's shareholders approved the sale. The agreement also provides for cancellation of the lease agreement for the feedlot facility (Note 7) in exchange for paying a cancellation fee of $250,000 to MFL. The assets sold, valued at $3,433,268, less the $2,795,946 in liabilities assumed by MFL and the lease cancellation fee resulted in a net receivable from MFL of $387,322. The receivable is to be collected in $100,000 annual installments. In connection with this sale, the Company recognized a loss of $364,466, which includes the $250,000 lease cancellation fee.

     After this transaction, the Company will effectively be a shell company with no active operating activities. Management believes there is a market for public shell companies and intends to sell the Company.

3. Concentrations for Credit Risk
   ------------------------------
     The Company maintains cash balances with commercial banks in Colorado and a commodity broker. The cash balances with a commercial bank at times exceed the $100,000 level of insurance provided by FDIC. Cash balances with the commodity broker are not insured.

                        Miller Diversified Corporation
                    Notes to Financial Statements (Continued)
                             August 31,2003 and 2002

4. Inventories
   -----------

       Following is a summary of inventories at August 31, 2003 and 2002:

                                                      August 31,      August 31,
                                                         2003            2002
                                                      --------------------------

Feed and grain                                        $  143,852      $  117,315
Veterinary supplies and other                             16,315          17,032
Feeder cattle for resale (procurement)                   645,283            --
Cattle on feed to finish (fed cattle)                       --         1,481,944
                                                      ----------      ----------

                                                      $  805,450      $1,616,291
                                                      ==========      ==========

5. Note Receivable - Related Parties
   ---------------------------------
     The Company has the following notes receivable - related parties at August 31, 2003 and 2002:

                                                          August 31,  August 31,
                                                             2003         2002
                                                          ----------------------
Note receivable from Miller Feed Lots, Inc.,
interest payable monthly at 6%, due
May 2003, without collateral, and
subordinated to MFL mortgagor                              $300,000     $300,000

6. Notes Payable
   -------------
     Revolving lines-of-credit (summarized below) with Farm Credit Services, maturing in January 1, 2004, interest payable quarterly at a variable interest rate (5.75% and 5.5% at August 31, 2003 and 2002, respectively), collateralized by inventories, accounts receivable, guaranteed by two officers/directors, and Miller Feed Lots, Inc., an affiliate, subject to various covenants, including a minimum working capital and cash margins per head:

                                                     August 31,       August 31,
                                                       2003              2002
                                                     ---------------------------

$300,000 - Operating                                 $  300,000       $     --
$4,000,000 - Cattle feeding*                               --          2,055,393
$2,000,000 - Customer financing
    ($1,000,000 maximum outstanding)                  1,437,095          516,727
$300,000 - Cattle procurement                           300,000             --
                                                     ----------       ----------

                                                     $2,037,095       $2,572,120
                                                     ==========       ==========

* In January 2003, Farm Credit Services declined to renew the cattle feeding line-of-credit, but allowed the then-outstanding balance to be retired as the remaining company-owned cattle were completed and sold.

                        Miller Diversified Corporation
                    Notes to Financial Statements (Continued)
                             August 31,2003 and 2002

7. Capital Lease
   -------------
     The Company leases its feedlot facilities from a related party under capital leases expiring in 2016 and 2016, respectively. Monthly lease payments on the feedlot facilities are two and on-third cents (2-1/3(cent)) per head per day for cattle actually in the feedlot, subject to a minimum of $10,750 and maximum of $13,300. The Company is responsible for all maintenance, insurance, utilities, and taxes on the property, and has an option to purchase the feedlot facility for $1,300,000. As disclosed in
     Note 2, this lease was subsequently cancelled on October 31, 2003.

     The following is an analysis of the leased property at August 31, 2003 and 2002:

                                                      August 31,      August 31,
                                                        2003             2002
                                                      --------------------------

Feedlot facilities under capital lease                $1,497,840      $1,497,840
Less:  Accumulated amortization                          753,921         694,001
                                                      ----------      ----------

                                                      $  743,919      $  803,839
                                                      ==========      ==========

     Future minimum lease payments under the capital leases at August 31, 2003 for each of the next five years and in the aggregate were as follows:

        Years ending August 31,                                 Amount
        -----------------------                                 ------

                2004                                      $           129,000
                2005                                                  129,000
                2006                                                  129,000
                2007                                                  129,000
                2008                                                  129,000
                Thereafter                                            956,750
                                                          -------------------

        Total minimum lease payments                                1,601,750
        Less:  Amount representing interest                           730,116
                                                          -------------------

        Present value of net minimum lease payments                   871,634
        Less:  Current portion                                         34,842
                                                          -------------------

                                                          $           836,792
                                                          ===================

                        Miller Diversified Corporation
                    Notes to Financial Statements (Continued)
                             August 31,2003 and 2002

8. Long-term Debt
   ---------------
     Unrelated The Company has the following unrelated long-term debt at August 31, 2003 and 2002:

                                                    August 31,    August 31,
                                                     2003            2002
                                                   -------------------------
Note payable in monthly installments
of $666 including interest at 11.5%
with final payment due January 2003,
collateralized by software                           $ --          $3,225

Less:  Current portion                                 --           3,225
                                                     ------        ------

                                                     $ --          $  --
                                                     ======        ======

     Related Party
     The Company has the following long-term debt - related party at August 31, 2003 and 2002:

                                                          August 31,  August 31,
                                                            2003          2002
                                                          ----------------------

Note payable to a related-party financing
company, maturing in September
2004, with monthly payments of principal
and interest at 10%, secured with
membership interest in an LLC (see Note 4)                $ 72,503      $138,132

Less:  Current portion                                      72,503        65,087
                                                          --------      --------

                                                          $   --        $ 73,045
                                                          ========      ========

     Interest expense on the note payable - related party was $10,859 and $18,765 for the years ended August 31, 2003 and 2002, respectively.


9. Operating Leases
   ----------------
     The Company leases office space, certain equipment, and other items under various month-to-month operating lease agreements, some of which are with related parties.

     Total rental expense was $195,303 and $214,645 for the years ended August 31, 2003 and 2002, respectively, of which $192,947 and $191,993, respectively, was paid to related parties.

                        Miller Diversified Corporation
                    Notes to Financial Statements (Continued)
                             August 31,2003 and 2002

10. Income Taxes
    ------------
     The components of the provision for income taxes are as follows:

For the years ended August 31:                           2003            2002
                                                     ---------------------------

Current income taxes                                 $    --          $    --

Deferred income taxes (benefit)                        376,167         (147,675)
                                                     ---------        ---------

Total tax provision (benefit)                        $ 376,167        $(147,675)
                                                     =========        =========

     Significant components and the related tax effect of temporary differences and carry forwards are as follows:

                                              August 31, 2003                         August 31, 2002
                                        ----------------------------------------------------------------------
                                         Current            Long-Term             Current           Long-Term
                                        ----------------------------------------------------------------------
Deferred tax assets
    Capital leases                      $    --             $ 112,977            $    --             $ 108,679
    Contributions and capital
         Loss carry forwards                 --                 8,344                 --                 8,062
    Loss guarantees on
    cattle feeding                           --                61,131                 --                95,470
    Inventory valuation                      --                  --                 25,411                --
    Built-in loss on land                    --               179,406                 --               179,406
    NOL carryover                            --               312,494                 --               250,998
                                        ---------           ---------            ---------           ---------

                                             --               674,352               25,411             642,615
    Valuation allowance                      --              (655,823)                --              (274,875)

Deferred tax liabilities
    Depreciation                             --               (18,529)                --               (16,984)
                                        ---------           ---------            ---------           ---------

Net deferred tax asset                  $    --             $    --              $  25,411           $ 350,756
                                        =========           =========            =========           =========

     The valuation allowance for deferred tax assets has related to net operating loss, contributions, and capital loss carry forwards that are likely to expire before they can be utilized. The valuation allowance at August 31, 2003 was increased to reduce the net deferred tax asset to zero since it is unlikely the Company will realize a benefit from the various loss carry forwards.

                        Miller Diversified Corporation
                    Notes to Financial Statements (Continued)
                             August 31,2003 and 2002


10. Income Taxes (continued)
    ------------------------
     The differences between income tax expense (benefit) and the amount computed by applying the federal statutory rates are as follows:

                                                          For the years ended
                                                       -------------------------
                                                       August 31,     August 31,
                                                          2003            2002
                                                       ------------------------

Computed at expected federal statutory rate            $ (97,037)     $(393,785)
Increase in deferred tax allowance                       473,012        258,266
Other                                                        192        (12,156)
                                                       ---------      ---------

Income tax expense (benefit)                           $ 376,167      $(147,675)
                                                       =========      =========

     As of August 31, 2003, the Company has unused consolidated operating loss carry forwards of approximately $919,100 available to reduce future taxable income. The Internal Revenue Code restricts the utilization of an additional $812,654 in operating loss carry forwards to a maximum of $53,710 per year. The net operating loss carry forwards expire as follows:

       Years ending August 31,              Restricted     Consolidated
       -----------------------           ------------------------------

               2004                      $    158,804     $           -
               2005                            57,201                 -
               2007                            68,986                 -
               2012                           527,663            72,478
               2018                                 -            86,866
               2020                                 -           107,874
               2021                                 -           103,093
               2022                                 -           367,919
               2023                                 -           180,870
                                         ------------     -------------

                                         $    812,654     $     919,100
                                         ============     =============

                        Miller Diversified Corporation
                    Notes to Financial Statements (Continued)
                             August 31,2003 and 2002


11. Related-party Transactions
    --------------------------
     The Company is related to Miller Feed Lots, Inc. (MFL) through partial common ownership and management.

     The following schedule summarizes transactions between the Company and MFL:

                                                            For the years ended
                                                          ----------------------
                                                          August 31,  August 31,
                                                            2003           2002
                                                          ---------------------
Payments to MFL for:
     Freight                                               $130,050     $168,556
     Capital lease of feedlot facility (Note 7)             129,000      129,000
     Operating lease of equipment (Note 9)                  183,947      182,993
     Company housing rent (Note 9)                            9,000        9,000
Interest income from MFL (Note 5)                            18,000       18,000
                                                           --------     --------

                                                           $469,997     $507,549
                                                           ========     ========

     During February 2002, the Company and MFL reached an agreement to share profits and losses from the Company's fed cattle sales during 2002. Under the arrangement, which was retroactive to September 1, 2001, MFL agreed to limit its share of losses to $600,000. In addition, if the Company terminates feeding cattle or becomes delinquent on the capital lease between the companies, the companies will negotiate repayment of MFL for its share of losses. The arrangement was subsequently extended to August 31, 2003. For the years ended August 31, 2003 and 2002. MFL's share of losses from the Company's fed cattle sales was $1,792 and $514,373, respectively, which is reported as additional paid-in capital less the related receivable from MFL.

     Employees and officers of the Company feed cattle personally and in conjunction with companies they control. Sales to those related parties were approximately $1,048,053 and $970,289 for the years ended August 31, 2003 and 2002, respectively. To encourage additional cattle feeding, the Company agreed to a sharing of profits and losses on cattle fed by the Company's board chairman. During fiscal year 2002, the Company was obligated to cover losses on these cattle of $185,990. During fiscal year 2003, the Company's share of profits was $44,162. As of August 31, 2003 and 2002, accounts payable includes $179,798 and $280,793, respectively, owed by the Company to the board chairman for these losses. Subsequent and effective August 31, 2003, the board chairman agreed to forego receiving $56,833 of the loss reimbursements which is shown in the statement of operations as debt forgiveness income.

                        Miller Diversified Corporation
                    Notes to Financial Statements (Continued)
                             August 31,2003 and 2002

12. Major Customers
    ----------------
     The Company had sales to major customers that exceeded 10% of total revenue for certain years as shown below. Because of the nature of the Company's business, the major customers may vary between periods. Subsequent to August 31, 2002, this customer notified the Company that he would not place any additional cattle due to the losses incurred.

                                                      For the years ended
                                                 -----------------------------
                                                 August 31,         August 31,
                                                     2003              2002
                                                 -----------------------------

Charles Micale DBA My Way Land & Cattle           $  314,438      -$1,722,862
                                                                   ==========

13. Commitments
    -----------
     The Company is committed to purchase various crop commodities with anticipated delivery dates in the subsequent fiscal year. At August 31, 2003 and 2002, these purchase commitments aggregated approximately $0 and $510,363, respectively.

     The Company is a cosigner of a loan from an outside source to Miller Feed Lots, Inc. (MFL), a related party, in the original sum of $400,000. The loan is secured by a first deed of trust on the feedlot facilities that the Company leases from MFL. In March 2002, the loan was refinanced for $650,000 under similar terms. At August 31, 2003 and 2002, the balance was $592,468 and $638,914, respectively. MFL has given the Company a hypothecation agreement that allows the Company to use MFL's equipment leased by the Company as collateral for the Company's operating loans. The Company has not recorded any obligation in relation to this commitment.

     At August 31, 2003 and 2002, the Company had an outstanding letter of credit amounting to $155,000 and $125,000, respectively for a bond with an insurance company.

14. Preferred Stock
    ---------------
     In January 1991, the stockholders authorized 1,000,000 shares of 8% no cumulative preferred stock with a par value of $2 per share. The preferred stock has a liquidation preference to the extent of par value only. No shares were issued or outstanding at August 31, 2003 and 2002.

15. Fair Value of Financial Instruments
    -----------------------------------
     The Company's financial instruments include cash, accounts receivable, notes receivable, equity securities, other investments, accounts payable, customer advance feed contracts, and notes payable. The Company estimates that the fair value of all financial instruments at August 31, 2003 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.

                        Miller Diversified Corporation
                    Notes to Financial Statements (Continued)
                             August 31,2003 and 2002

15. Fair Value of Financial Instruments (continued)
    -----------------------------------------------
       The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. The carrying amount of cash, accounts receivable, accounts payable, and customer advance feed contracts approximates fair value because of the short maturity of these instruments. The carrying amount of notes receivable and notes payable approximates fair value as interest rates approximate current rates for loans with similar terms and remaining maturities.

16. Commodity Contracts
    -------------------
     The Company uses commodity future and options contracts, designated as cash flow hedges, to reduce the risk of price fluctuations in various commodities used in its business. Commodity future and options contacts entered into by the Company have a net settlement provision and a market mechanism to facilitate net settlement. These contracts require one party to deliver an asset unless that party enters into an offsetting contract. The futures and option contracts entered into by the Company are exchange-traded through organized exchange markets (Chicago Mercantile Exchange and Chicago Board of Trade). The commodities contracts are market-to-market and the Company reflects hedging gains and losses as adjustments to the basis of the underlying commodities purchase. Gains and losses are recognized in the statement of operations as a component of cost of goods sold upon sale of the commodity. The Company recognized hedging losses of $75,635 and $136,702 during the years ended August 31, 2003 and 2002, respectively. The Company measures the effectiveness of derivative use by assessing the reduction of risk of exposure in the market. If a hedge is determined to be ineffective, it is immediately recognized in the statement of operations.

     At August 31, 2003, the Company has open futures commodities contracts closing in the following October and March. The Company also has deferred losses at year-end that relate to current inventory. In netting these future transactions, a $6,000 loss relating to these commodities is expected to be reclassified to earnings within the next twelve months. The Company will continue to protect its inventory against market fluctuations in the foreseeable future.

17. Going Concern
    -------------
     The Company has incurred significant operating losses for the past two years resulting in a retained deficit balance of $1,175,723 and a working capital deficit of $141,948. Also as mentioned in Note 6 the bank failed to renew certain credit lines. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company plans to sell its operating assets to MFL.

                        Miller Diversified Corporation
                    Notes to Financial Statements (Continued)
                             August 31,2003 and 2002
18. Restatements
    -------------
     The Company has made the following restatements to the consolidated financial statements for the year ended August 31, 2002:

     As discussed In Note 11, the Company has agreed to a sharing of profits and losses on cattle fed by the Company's board chairman. The Company discovered that payment of its obligations under this arrangement during fiscal years 2001 and 2002 was deferred and the liability was not reported in the consolidated financial statements of the Company. The deferred amounts totaled $185,990 and $94,803 during the years ended August 31, 2002 and 2001, respectively.

     The Company has determined that the sharing arrangement (see Note 11) with MFL, a related party, of profits and losses on cattle feeding should be reported as an equity transaction rather than in the income statement. As a result, $514,373 representing MFL's share of the losses during fiscal year 2002, which had been reported as a reduction of the cost of fed cattle sold, has been restated as additional paid-in capital with a reduction for the related receivable from MFL.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE
-------------------------------------------------------------------

     (1) As reported in a Form 8-K dated September 23, 2003, Anderson & Whitney, P.C. notified Miller Diversified Corporation, the Company, that it would not be stand for re-election to perform the audit of the consolidated financial statements of the Company for the fiscal year ended August 31, 2003. Anderson & Whitney, P.C. had served as the Company's principal independent accountants since 1987. Anderson & Whitney, P.C.'s decision was accepted by the Board of Directors of the Company.

     The audit reports of Anderson & Whitney, P.C. on the consolidated financial statements of the Company for the fiscal years ended August 31, 2001 and August 31, 2002 contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. As reported in a Form 8-K dated March 17, 2004, upon learning of planned restatements of the financial statements for the years ended August 31, 2001 and 2002, Anderson & Whitney, P.C. withdrew their report on those financial statements.

     In connection with the audits of the consolidated financial statements of the Company for the fiscal years ended August 31, 2001 and August 31, 2002 and through the date hereof, the Company had no disagreement with Anderson & Whitney, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Anderson & Whitney, P.C., would have caused them to make reference to such disagreement in their reports for such periods; and there were no reportable events as defined in Item 304(a)(1)(iv) of Regulation S-B.

     (2) On September 23, 2003, the Company engaged the accounting firm of Schumacher & Associates, Inc. (Schumacher) as independent accountants to audit the Company's consolidated financial statements for the fiscal year ended August 31, 2003. The decision to engage Schumacher was made by the Board of Directors of the Company. During the fiscal years ended August 31, 2001 and August 31, 2002 and through the date hereof, the Company did not consult with Schumacher regarding any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of the Regulation S-B.

     (3) As reported in a form 8K, dated April 19, 2004 Schumacher and Associates, Inc., was dismissed by the board of directors on April 8, 2004. Schumacher did not issue a report on the financial statements of the Company. During its preparation of audit for the years ended August 31, 2003 and 2002, Schumacher expressed disagreement with the Company on matters of accounting principles or practices and financial statement disclosures. Those disagreements, if not resolved to the satisfaction of Schumacher, would probably have caused Schumacher to make reference to the subject matter of the disagreements in connection with its report to be submitted with respect to the Company's restated financial statements for the fiscal year ended 2002 and the fiscal year 2003 interim reports on Form 10-QSB.

     The disagreements were stated to be with respect to related party issues and non-related party issues. The disagreement with respect to related party issues concerned accounting for $179,000 (rounded for presentation) paid to Norman Dean, chairman of the board of directors, in October 2003 in connection with guarantees the Company provided him with respect to no losses on feeding cattle in the Registrant's cattle feeding program. This liability had inadvertently not previously been reported and had not been disclosed in footnotes to the financial statements. The arrangement is now accrued in the accompanying August 31, 2002 and August 31, 2003 financial statements and is disclosed in Note 11 to the accompanying consolidated financial statements. Schumacher also questioned whether the cattle feeding transactions were loan transactions, rather than contract cattle feeding transactions. Schumacher also expressed concern for the reporting of $514,000 (rounded) of losses assumed by MFL pursuant to a loss sharing agreement between the Company and MFL. The Company recorded a receivable from MFL in the amount of $514,000 for the year ended August 31, 2002. Schumacher stated that the loss sharing arrangement should be reported as an equity transaction rather than in the income statement. These two issues are included in the restatement of the financial statements for fiscal year 2002, as reported in Note 18 to the accompanying consolidated financial statements.

     Schumacher also questioned the reporting of $376,167 in net deferred tax assets at August 31, 2002 due to the uncertainty of the Company realizing those benefits. Schumacher's accounting treatment would have increased the valuation allowance for the deferred tax assets by $376,167, which would have increased the Company's net loss for the year ended August 31, 2002 by the same amount.

     (4) As reported in a form 8K dated 4/13/04, on April 13, 2004, the board of directors of the Company engaged Comiskey & Company, P.C. (Comiskey) to audit the financial statements for the years ended August 31, 2002 and 2003. During the fiscal years ended August 31, 2002 and August 31, 2003 and through the date hereof, the Company did not consult with Comiskey regarding any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of the Regulation S-B.


PART III

ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
------------------------------------------------------
Directors
---------

The following table sets forth the names of all Directors of the Company as of August 31, 2003, indicating all positions and offices with the Company held by each such person.

                                                  All Positions and Offices
                                Age               Held With the Company
    -------------------------------------------------------------------------
     James E. Miller            64                President, Chief Executive
                                                  Officer, Chief Financial
                                                  Officer, and Director

     Norman M. Dean             84                Chairman of the Board of
                                                  Directors and Director

     Clark A. Miller            34                Director, Secretary-Treasurer

The Company's Directors hold office until the next annual meeting of the Company's shareholders. There is no arrangement or understanding between any Director of the Company and any other person or persons pursuant to which such Director was or is to be selected as a Director or a nominee for director.

Executive Officers
------------------

The following table sets forth the name and ages of all Executive Officers of the Company as of August 31, 2003, indicating all positions and offices with the Company held by each such person.

                                                   All Positions and Offices
                                 Age               Held With the Company
   --------------------------------------------------------------------------
   James E. Miller               64                President, Chief Executive
                                                   Officer, Chief Financial
                                                   Officer, and Director

   Norman M. Dean                84                Chairman of the Board of
                                                   Directors and Director

   Clark A. Miller               34                Director, Secretary-Treasurer

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

James E. Miller Mr. Miller has been the president, chief executive officer, chief financial officer, and a director of the Company (and its predecessor) from January 1987 until the present. For more than the past five years he has worked full time for the Company. Since 1966 he has been a director, a major shareholder, president and Chief Operating Officer of Miller Feed Lots (the Purchaser in the asset sale transaction). Since 1991 the Company has leased the feedlot property owned by Miller Feed Lots, so that he has not devoted significant time to Miller Feed Lots during the past five years. Mr. Miller also serves as president of Central Weld County Water District, Greeley, Colorado. This Company oversees the use of water within its boundaries. This responsibility does not require significant time for Mr. Miller.

Clark A. Miller Mr. Miller has been secretary and treasurer of the Company since October 2000. He was elected director of the Company in 2000. He has been marketing manager for Company-owned cattle and grains purchased since 1999. Mr. Miller is also an officer and director of Miller Feed Lots, but because the feedlot facilities are leased to the Company, the amount of time devoted to Miller Feed Lots is negligible. Prior to 2000 he was employed by Purina Mills as the Western Director of Cattle and Grain Risk Management for seven years. Purina Mills is a manufacturer of cattle feed.

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

ITEM 10 EXECUTIVE COMPENSATION
------------------------------

Summary of Compensation
-----------------------

The following table sets forth information concerning the compensation of the Chief Executive Officer of the Company. There were no other executive officers of the Company whose salary and bonuses for the year ended August 31, 2003 exceeded $100,000.

                           Summary Compensation Table
                           --------------------------

                                               Annual Compensation
                                               -------------------
Name and Principal Position       Fiscal Year       Salary        Annual Bonus
---------------------------       -----------       ------        ------------

James E. Miller                    2003         $ 72,000(1)          $   -
Chief Executive Officer            2002           72,000                 -
                                   2001           72,000                 -

(1) Mr.Miller is required by the Company to live at the feedlot. For the fiscal year ended August 31, 2003, 2002 and 2001 the Company paid $9,000 rent to Miller Feed Lots for a house occupied by Mr. Miller.

Options
-------

There have been no stock options granted to any of the named executive officers during the three fiscal years ended August 31, 2003.

Compensation of Directors
-------------------------

The Directors of the Company are entitled to receive fees of $500 per quarter for meetings attended, and reimbursement for travel expenses. During the fiscal year ended August 31, 2003, no director collected this fee or any travel expenses to the meetings. Norman M. Dean is a part-time employee of the Company at a salary of $3,000 per month.

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


ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
----------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

The following table sets forth the number and percentage of shares of the Company's $.0001 par value Common Stock (its only class of voting securities) owned beneficially by any person who, as of August 31, 2003, is known to the Company to be the beneficial owner of 5% or more of such Common Stock (except Directors and Officers whose ownership is set forth in the next paragraph).

                                         Amount and Nature
                        Name and Address    of Beneficial        Percent
Title of Class       of Beneficial Owner     Ownership          of Class
--------------       -------------------     ---------          --------
$.0001 Common Stock       None

Security Ownership of Management
--------------------------------

The following table sets forth the number and percentage of shares of Company's $.0001 par value Common Stock (its only class of equity securities outstanding) owned beneficially by each Director of the Company, and by all Directors and Officers of the Company as a group, as of August 31, 2003. All beneficial ownership is sole and direct unless otherwise noted.

     Name of                      Amount & Nature of          Percent
     Beneficial Owner            Beneficial Ownership         of Class
----------------------------------------------------------------------
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

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
------------------------------------------------------

Transactions With Miller Feed Lots, Inc.
----------------------------------------

The Company is related through partial common ownership with Miller Feed Lots, Inc. ("MFL"). James E. Miller, a Director and President of the Company, and Norman M. Dean, a Director and Chairman of the Board of Directors of the Company, together beneficially own 38% of the Company's stock. Together, Mr. Dean and Mr. Miller own all of the outstanding stock of MFL. The Company leases its feedlot facilities and most of its equipment, rents some equipment on a month-to-month basis and purchases some of its transportation services from MFL. Mr. Miller manages the operations of MFL as well as the feedlot operations of the Company. See Note 11 of Notes to Consolidated Financial Statements attached for a summary of the transactions with MFL for the years ended August 31, 2003 and 2002.

On February 1, 1991, the Company executed a 25-year capital lease of its feedlot facility (see Part I, Item 2, Properties) from MFL. As they negotiated for a long-term lease, the Company's Board of Directors undertook considerable analyses and comparisons to insure the lease was consistent with the Company's objectives and that the terms were fair and reasonable. The Board of Directors, including all disinterested directors, unanimously approved the lease. The leased feedlot has a capacity of approximately 20,000 head of cattle. From February 1987 through January 1991, the Company leased the Facility from MFL under a short-term operating lease, and amendments and extensions thereof. The monthly rent under the short-term operating leases was the same as it was under the long-term lease, and the Company was responsible for the same property expenses as under the new long-term lease. The lease payments are 2 1/3" per head per day, with a minimum of $10,750 and maximum of $13,300 per month. The Company has an option to purchase the leased feedlot for $1,300,000. As is discussed in Note 2 to the accompanying consolidated financial statements, this lease was cancelled in connection with the sale of substantially all of the Company's assets to MFL, approved by the stockholders on October 31, 2003.

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

Transactions with Management
----------------------------

Employees and officers of the Company feed cattle personally and in conjunction with companies they control. Sales to those related parties were approximately $1,048,053 for the year ended August 31, 2003. To encourage additional cattle feeding, the Company agreed to a sharing of profits and losses on cattle fed by the Company's board chairman. During fiscal year 2002, the Company was obligated to cover losses on these cattle of $185,990. During fiscal year 2003, the Company's share of profits was $44,162. As of August 31, 2003 and 2002, accounts payable includes $179,798 and $280,793, respectively, owed by the Company to the board chairman for these losses. Subsequent and effective August 31, 2003, the board chairman agreed to forego receiving $56,833 of the loss reimbursements, which is shown in the statement of operations as debt forgiveness income.

                                     PART IV

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

Exhibits
--------

3.1 Articles of Incorporation and Bylaws and Amendments (except the Amendment described in 3.2 below) thereto (incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement No. 33-26285 on January 10, 1986)

3.2 Amendment to Articles of Incorporation dated January 22, 1990, providing for 1:250 reverse stock split and reduction in number of authorized shares (incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement No. 33-40461 on May 6, 1991)

10.1 Long-Term Lease of Feedlot Facilities dated August 1, 1992 that constitutes an amendment to the original lease dated February 1, 1991 (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-K for the year ended August 31, 1992 on December 16, 1992)

10.2 Equipment Sale and Purchase Agreement dated August 13, 1992 (incorporated by reference to Exhibit 10.2 to Registrant's Form 10-K for the year ended August 31, 1992 on December 16, 1992)

10.3 Equipment Lease dated August 15, 1992 (incorporated by reference to Registrant's Form 10-K for the year ended August 31, 1992 on December 16,
     1992)

31   Certification of principal executive and financial officer

32 Certification pursuant to Section 906 for Principal Executive Officer and Principal Financial Officer (included with this filing)

Reports on Form 8-K
-------------------

Item 6  (b)- Exhibits and Reports on Form 8-K -
The following reports on Form 8-K were filed during the last quarter of the year ended August 31, 2003 or subsequent:

September 29, 2003 - Independent auditor did not stand for re-election. A new independent auditor was engaged.

March 19, 2004 - Disclosure that the financial statements for the year ended August 31, 2002 would be restated and that prior auditor had recalled their report on such financial statements.

April 9, 2004 - Independent auditor was dismissed by the board of directors.

April 13, 2004 - A new independent auditor was engaged by the board of directors to report on the financial statements for the years ended August 31, 2002 and 2003.

Item 14   Principal Accountant Fees and Services

Years Ended August 31                                         2003         2002
--------------------------------------------------------------------------------
Audit Fees                                                   $19,017     $20,052
Audit-related Fees                                              --          --
Tax Fees - prepare annual income tax returns                   2,557       2,942
All Other Fees - consultation on proposed sale and
         consultation regarding proxy statement                8,524         885

Services provided by the Company's independent accounting firm are approved in advance by the board of directors, which performs the functions of an audit committee.



                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             MILLER DIVERSIFIED CORPORATION

Dated: June 10, 2004                          By  /s/ James E. Miller
                                                 -------------------------------
                                                      James E. Miller, President


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                             Title                        Date
     ---------                     ------------------------        -------------

  /s/ James E. Miller           President, Principal               June 18, 2004
---------------------           Executive Officer, Principal
     James E. Miller            Financial Officer, and Director


  /s/ Clark A. Miller           Secretary-Treasurer,               June 18, 2004
---------------------           Principal Marketing Officer
      Clark A. Miller


  /s/ Norman M. Dean.           Chairman of the                   June 18, 2004
---------------------           Board and Directors
      Norman M. Dean