Form 10QSB/A
period 2001-11-30
MILLER DIVERSIFIED CORP
filed 2004-07-20
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

                   Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934


                     For the Quarter Ended November 30, 2001

                         Commission File Number 01-19001

                         MILLER DIVERSIFIED CORPORATION
                         ------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  Nevada                                    84-1070932
                  ------                                    ----------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization                  Identification Number)


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

                                 YES [X] NO [ ]

Number of shares of Common Stock, par value $.0001, outstanding on January 3, 2002, 6,404,640.

Transitional Small Business Disclosure Format: YES [ ] NO [X]

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                                         Nov. 30       Aug. 31
                                                           2001          2001
                                                        ----------    ----------
ASSETS
------
Current Assets:
  Cash                                                  $   94,819    $  272,915
  Receivables:
     Trade accounts                                        440,049       882,123
     Trade accounts - related parties                      173,314       144,770
     Accounts receivable - related parties                 623,545       452,169
     Notes - cattle financing                              276,152        31,723
     Notes - cattle financing - related parties               --            --
  Inventories                                            3,703,617     4,073,397
  Prepaid expenses and other                                10,062        25,704
                                                        ----------    ----------
Total Current Assets                                     5,321,558     5,882,801
                                                        ----------    ----------
Property and Equipment:
  Feedlot facility under capital lease -
    related party                                        1,497,840     1,497,840
  Equipment                                                211,482       205,582
  Leasehold improvements                                   174,050       174,050
                                                        ----------    ----------
                                                         1,883,372     1,877,472
  Less:  Accumulated depreciation
          and amortization                                 886,400       862,792
                                                        ----------    ----------
Total Property and Equipment                               996,972     1,014,680
                                                        ----------    ----------
  Other Assets:
  Other investments                                           --            --
  Notes receivable - related parties                       300,000       300,000
  Deferred income taxes                                    317,560       228,481
  Deposits and other                                        11,495        11,495
                                                        ----------    ----------
Total Other Assets                                         629,055       539,976
                                                        ----------    ----------
TOTAL ASSETS                                            $6,947,585    $7,437,457
                                                        ==========    ==========

Continued on next page.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS - Continued
-------------------------------------------------------------------------------
                                                       Nov. 30        Aug. 31
                                                        2001            2001
                                                     -----------    -----------
LIABILITIES
-----------
Current Liabilities:
  Cash overdraft                                     $      --      $    48,358
  Notes payable                                        3,837,103      3,781,264
  Trade accounts payable                                 390,901        642,876
  Accounts payable - related party                       141,092         94,803
  Accrued expenses                                        77,487         82,825
  Customer advance feed contracts                           --             --
  Current portion of:
     Capital lease obligations - related party            27,990         27,990
     Long-term debt                                        7,173          7,173
     Long-term debt - related party                       58,918         58,918
                                                     -----------    -----------
  Total Current Liabilities                            4,540,664      4,744,207
  Capital Lease Obligation - Related Party               896,148        902,861
  Long-Term Debt                                           2,087          3,225
  Long-Term Debt - Related Party                         129,128        143,312
                                                     -----------    -----------
  Total Liabilities                                    5,568,027      5,793,605
                                                     -----------    -----------

Commitments
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
--------------------
Preferred Stock                                             --             --
Common Stock, par value $.0001 per share
  25,000,000 shares authorized; 6,404,640
  shares issued and outstanding                              640            640
  Additional Paid-In Capital                           1,514,891      1,351,689
  Additional Paid-In Capital Receivable                 (163,202)          --
  Retained Earnings                                       87,239        400,764
Accumulated Other Comprehensive Income (Loss)            (60,010)      (109,241)
                                                     -----------    -----------
  Total Stockholders' Equity                           1,379,558      1,643,852
                                                     -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 6,947,585    $ 7,437,457
                                                     ===========    ===========


See Accompanying Notes to Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------
First Quarter Ended November 30,                         2001           2000
--------------------------------                     -----------    -----------
Revenue:
  Feed and related sales                             $   870,453    $ 1,030,044
  Fed cattle sales                                     1,937,608      3,488,882
  Feedlot services                                       234,032        299,582
  Interest income                                         12,687         14,043
  Interest income - related parties                        4,500         10,884
  Other income                                            25,581         24,116
                                                     -----------    -----------
  Total Revenue                                        3,084,861      4,867,551
                                                     -----------    -----------

Costs and Expenses:
  Cost of:
    Feed and related sales                               734,693        827,270
    Fed cattle sold                                    2,264,012      3,547,325
    Feedlot services                                     245,265        239,417
    Selling, general, and administrative                 201,800        225,650
    Equity in (earnings) loss of investee                   --           (5,239)
  Interest                                                11,220         13,271
    Interest on note payable - related party               4,938          6,283
    Interest on capital leases - related party            25,537         26,234
                                                     -----------    -----------
Total Costs and Expenses                               3,487,465      4,880,211
                                                     -----------    -----------

Income (Loss) Before Income Taxes                       (402,604)       (12,660)

Income Tax Expense (Benefit)                             (89,079)        (4,000)
                                                     -----------    -----------

NET INCOME (LOSS)                                    $  (313,525)   $    (8,660)
                                                     ===========    ===========

INCOME (LOSS) PER COMMON SHARE                       $     (0.05)   $      --
                                                     ===========    ===========

Weighted Average Number of Common
   Shares Outstanding                                  6,404,640      6,404,640
                                                     ===========    ===========


See Accompanying Notes to Consolidated Financial Statements.


MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------
First Quarter Ended November 30                               2001           2000
-------------------------------                           -----------    -----------
Cash Flows from Operating Activities:
     Cash received from customers                         $ 3,356,117    $ 4,944,520
     Cash paid to suppliers and employees                  (3,238,321)    (4,250,984)
     Interest received                                         17,187         28,616
     Interest paid                                            (48,196)       (26,410)
     Income taxes paid                                           --             --
                                                          -----------    -----------
   Net Cash Provided (Utilized) by Operating Activities        86,787        695,742
                                                          -----------    -----------
Cash Flows from Investing Activities:
     Acquisition of property and equipment                     (5,900)          --
     Loans to related party                                      --          (14,000)
     Collections from cattle financing                           --             --
     Loans for cattle financing                              (244,429)      (138,177)
     Proceeds from sale of other investments                     --           15,585
     Distributions received from other investments               --             --
                                                          -----------    -----------

   Net Cash Provided (Used) by Investing Activities          (250,329)      (136,592)
                                                          -----------    -----------
Cash Flows from Financing Activities:
     Proceeds from:
       Notes payable                                        6,595,729      3,771,131
       Long-term debt - related party                            --             --
       Long-term debt                                            --             --
     Principal payments on:
       Notes payable                                       (6,539,890)    (4,443,556)
       Capital lease obligations - related party               (6,713)        (6,016)
       Long-term debt - related party                         (14,184)       (12,840)
       Long-term debt                                          (1,138)        (1,513)
     Change in cash overdraft                                 (48,358)          --
                                                          -----------    -----------
Net Cash Provided (Used) by Financing Activities              (14,554)      (692,794)
                                                          -----------    -----------
Net Increase (Decrease) in Cash                              (178,096)      (133,644)
Cash, Beginning of Period                                     272,915        388,545
                                                          -----------    -----------
Cash, End of Period                                       $    94,819    $   254,901
                                                          ===========    ===========

Continued on next page.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
-------------------------------------------------------------------------------
First Quarter Ended November 30                            2001          2000
-------------------------------                          ---------    ---------
Reconciliation of Net Income (Loss) to Net
     Cash Provided (Used) by Operating Activities:
     Net income (Loss)                                   $(313,525)   $  (8,660)
     Adjustments:
       Depreciation and amortization                        23,608       21,135
       Equity in (earnings) loss of investee                  --         (5,239)
       Gain on sale of other investments                      --           --
       Deferred income taxes                               (89,079)      (4,000)
       Unrealized hedging losses                            49,231         --
     Changes in assets and liabilities:
     (Increase) decrease in:
       Trade accounts receivable                           442,074       56,339
       Trade accounts receivable - related party           (28,544)      59,274
       Accounts receivable - related party                (171,376)        --
       Inventories                                         369,780      705,159
       Prepaid expenses                                     15,642       (4,602)
       Deposits and other                                     --         (1,879)
     Increase (decrease) in:
       Trade accounts payable and accrued expenses        (257,313)      29,401
       Trade accounts payable - related parties               --       (151,186)
       Customer advance feed contracts                        --           --
       Accounts payable related parties                     46,289         --
                                                         ---------    ---------
Net Cash Provided (Used) by Operating Activities         $  86,787    $ 695,742
                                                         =========    =========


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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Results of Operations
---------------------

Quarter Ended November 30, 2001:
--------------------------------

Total revenue for the quarter ended November 30, 2001 decreased $ 1,782,690 or 37% less, compared to the quarter ended November 30, 2000. This decrease is mainly due to cattle sales, which decreased $1,551,274 and represented 63% of revenue for the quarter ended November 30, 2001 compared to 72% for the quarter ended November 30, 2000. The two principle factors in the decline are: (1) the drop in the cattle market for much of the quarter as a result of the September 11 terrorist attacks and (2) fewer number of cattle being marketed in the first quarter compared to the previous year. Feed and related sales were down $113,302, an 11% decrease, due to a reduction in numbers of customer cattle on hand for much of the quarter.


Miller Feedlots Inc. (MFL) is a related party entity due to partial common ownership. The Company's president and the chairman of the board of directors own all of the outstanding stock of MFL, and together beneficially own 36% of the Company's stock. Toward the end of the second quarter, the Company reached and agreement with MFL, whereby MFL will participate in 50% of the profits or losses from the fed cattle sales. For the quarter ended November 30, 2001 MFL's share of the fed cattle losses are $163,202.

Overall gross loss was $201,877 for the quarter ended November 30, 2001, a decrease of 406,373 from the $204,496 gross profit for the corresponding quarter in 2000. The gross profit (loss) percentages were (6.6)% and 4.2%, respectively, for the quarters ended November 30, 2001 and 2000. The decrease in gross profit percentages is due to the September 11 terrorist attacks and the resulting reduction in cattle prices. With this uncertainty, fewer customers were willing to place their cattle in the feedlot, which resulted in lower cattle numbers. The gross profit percentages for fed cattle sales were (16.8%) and (1.7%), respectively, for the quarters ended November 30, 2001 and 2000, the decrease stemming from the market impact of the previously mentioned terrorist attack. Feed and related sales gross profit percentage decreased 4.1% even with management's cost cutting efforts, while generating 67,014 less in gross profit due to lower volume. Feedlot services generated $(11,233) in gross profit for the first quarter compared to $60,165 the quarter ended November 30, 2000. This loss is attributed to fixed costs that were not absorbed due to fewer cattle in the feedlot this quarter compared to a year ago.


Selling, general, and administrative expenses decreased $23,850 to $201,800 for the quarter ended November 30, 2001 compared to the corresponding quarter of 2000. The decrease in costs was due to the decrease in accounting personnel that were used a year ago to finish with the installation of the new accounting software, which has now been completed.

Total interest expense decreased $4,093 for the quarter ended November 30, 2001 over the corresponding quarter a year earlier as a result of lower principle balances on long-term debt, improved cash flow management due to the new software system, and lower interest rates.


The net loss of 313,525, for the quarter ended November 30, 2001 is greater than the $8,660 for the quarter ended November 30, 2000 and is generally a result of lower beef prices and smaller numbers of cattle in the feedlot.


Liquidity and Capital Resources
-------------------------------


For the three months ended November 30, 2001, operating activities provided $86,787. Much of this is from a $242,154 reduction of accounts receivable and a $234,442 decrease in Company-owned cattle inventory. A portion of these proceeds was used to reduce accounts payable by $257,313. Working capital at November 30, 2001 was $780,894.


Investing activities used $250,329, primarily for loans on cattle for outside investors. Cash flow used by financing activities amounted to $14,554 for the quarter ended November 30, 2001. Of this amount, $141,686 was used to reduce short-term notes, which finance the inventory of Company-owned cattle on feed, $198,000 was applied to the operating line from Miller Feeders, $150,000 was provided by the operating line for MDC, and $245,527 was provided by the investor line for MDC.

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

                            PART II OTHER INFORMATION

Items 1 through 5 None.

Item 6 Exhibits and reports on form 8-K

     a)   Exhibits
          Exhibit 31 - Certification pursuant to section 302 for Principle Executive Officer and Principal Financial Officer.
          Exhibit 32 - Certification pursuant to section 906 for Principle Executive Officer and Principal Financial Officer.

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



                                     MILLER DIVERSIFIED CORPORATION
                                              (Registrant)


     Signature                         Title                       Date
     ---------                         -----                       ----


/s/ James E. Miller             President, Principal           July 15, 2004
-------------------             Executive Officer
James E. Miller                 Principal Financial
                                Officer, and Director


/s/ Clark A. Miller             Secretary-Treasurer            July 15, 2004
-------------------             Principal Marketing
Clark A. Miller                 Officer


/s/ Norman M. Dean              Chairman of the                July 15, 2004
------------------              Board and Director
Norman M. Dean