Form 10QSB/A
period 2002-02-28
MILLER DIVERSIFIED CORP
filed 2004-07-20
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities and Exchange Act of 1934

                    For the Quarter Ended February 28, 2002

                         Commission File Number 01-19001
                         ------------------------------

                         MILLER DIVERSIFIED CORPORATION
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Nevada                                                84-1070932
-------------------------------                           --------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

                                 Mailing Address
                                 ---------------
                                  P. O. Box 237
                            La Salle, Colorado 80645

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


Number of shares of Common Stock, par value $.0001, outstanding on April 8, 2002, 6,404,640.


Transitional Small Business Disclosure Format: YES     NO  X
                                                  -----  -----

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                                          Feb. 28       Aug. 31
                                                           2002          2001
--------------------------------------------------------------------------------
ASSETS
------
Current Assets:

  Cash                                                  $  250,156    $  272,915

  Receivables:

    Trade accounts                                         537,998       882,123

    Trade accounts - related parties                       108,274       144,770

    Accounts receivable - related parties                  625,003       452,169

    Notes - cattle financing                               515,507        31,723

    Notes - cattle financing - related parties                --            --

  Inventories                                            3,310,118     4,073,397

  Prepaid expenses and other                                58,144        25,704
--------------------------------------------------------------------------------
  Total Current Assets                                   5,405,200     5,882,801
--------------------------------------------------------------------------------
  Property and Equipment:

  Feedlot facility under capital lease -

    related party                                        1,497,840     1,497,840

  Equipment                                                211,482       205,582

  Leasehold improvements                                   174,050       174,050
                                                        ----------    ----------

                                                         1,883,372     1,877,472
  Less:  Accumulated depreciation
          and amortization                                 910,008       862,792
--------------------------------------------------------------------------------
Total Property and Equipment                               973,364     1,014,680
--------------------------------------------------------------------------------
Other Assets:

  Other investments                                           --            --

  Notes receivable - related parties                       300,000       300,000

  Deferred income taxes                                    307,654       228,481

  Deposits and other                                        12,495        11,495
--------------------------------------------------------------------------------
Total Other Assets                                         620,149       539,976
--------------------------------------------------------------------------------
  TOTAL ASSETS                                          $6,998,713    $7,437,457
================================================================================

Continued on next page.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS - Continued
--------------------------------------------------------------------------------
                                                       Feb. 28         Aug. 31
                                                         2002           2001
--------------------------------------------------------------------------------
LIABILITIES
-----------
Current Liabilities:

  Cash overdraft                                     $      --      $    48,358

  Notes payable                                        4,078,290      3,781,264

  Trade accounts payable                                 501,066        642,876

  Accounts payable - related party                       179,798         94,803

  Accrued expenses                                        39,165         82,825

  Customer advance feed contracts                           --             --

  Current portion of:

    Capital lease obligations - related party             27,990         27,990

    Long-term debt                                         7,172          7,173

    Long-term debt - related party                        58,918         58,918
--------------------------------------------------------------------------------
  Total Current Liabilities                            4,892,399      4,744,207

  Capital Lease Obligation - Related Party               889,248        902,861

  Long-Term Debt                                             288          3,225

  Long-Term Debt - Related Party                         114,587        143,312
--------------------------------------------------------------------------------
  Total Liabilities                                    5,896,522      5,793,605
--------------------------------------------------------------------------------

Commitments

STOCKHOLDERS' EQUITY

Preferred Stock                                             --             --

Common Stock, par value $.0001 per share
  25,000,000 shares authorized; 6,404,640
  shares issued and outstanding                              640            640

  Additional Paid-In Capital                           1,623,162      1,351,689

  Additional Paid-in Capital Receivable                 (271,473)          --

  Retained Earnings - (Deficit)                         (222,443)       400,764

  Accumulated Other Comprehensive Income (Loss)          (27,695)      (109,241)
--------------------------------------------------------------------------------
         Total Stockholders' Equity                    1,102,191      1,643,852
--------------------------------------------------------------------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 6,998,713    $ 7,437,457
================================================================================

See Accompanying Notes to Consolidated Financial Statements.



MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------
Six Months Ended February 28                                  2002           2001
-------------------------------------------------------------------------------------
Revenue:

  Feed and related sales                                   $ 1,601,465    $ 2,272,355

  Fed cattle sales                                           3,295,479      4,946,123

  Feedlot services                                             447,187        643,090

  Interest income                                               20,489         43,303

  Interest income - related parties                              9,000         26,939

  Other income                                                  38,643         17,618
-------------------------------------------------------------------------------------
  Total Revenue                                              5,412,263      7,949,428
-------------------------------------------------------------------------------------

Costs and Expenses:

  Cost of:

    Feed and related sales                                   1,325,790      1,905,714

    Fed cattle sold                                          3,838,425      5,001,670

    Participation Company cattle sold - related parties          --             --

    Feedlot services                                           481,568        570,563

  Selling, general, and administrative                         386,373        484,540

  Equity in (earnings) loss of investee                           --           (9,194)

  Interest                                                      22,081         28,061

  Interest on note payable - related party                      60,406         64,543
-------------------------------------------------------------------------------------
  Total Costs and Expenses                                   6,114,643      8,045,897
-------------------------------------------------------------------------------------

  Income (Loss) Before Income Taxes                           (702,380)       (96,469)


Income Tax Expense (Benefit)                                   (79,173)        (4,000)
-------------------------------------------------------------------------------------

  NET INCOME (LOSS)                                        $  (623,207)   $   (92,469)
=====================================================================================

  INCOME (LOSS) PER COMMON SHARE                           $     (0.10)   $     (0.01)
=====================================================================================

Weighted Average Number of Common
   Shares Outstanding                                        6,404,640      6,404,640
=====================================================================================

See Accompanying Notes to Consolidated Financial Statements.

                                          4



MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------
Three Months Ended February 28                               2002            2001
------------------------------------------------------------------------------------
Revenue:

  Feed and related sales                                  $   731,012    $ 1,242,311

  Fed cattle sales                                          1,357,871      1,457,241

  Feedlot services                                            213,155        343,508

  Interest income                                               7,802         19,187

  Interest income - related parties                             4,500         12,896

  Other                                                        13,062          6,734
------------------------------------------------------------------------------------
  Total Revenue                                             2,327,402      3,081,877

Costs and Expenses:
  Cost of:

    Feed and related sales                                $   591,097      1,078,444

    Fed cattle sold                                         1,574,413      1,454,345

    Participation Company cattle sold - related parties          --             --

    Feedlot services                                          236,303        331,146

  Selling, general, and administrative                        184,573        258,890

  Equity in loss of investee                                     --           (3,955)

  Interest                                                     10,861         14,790

  Interest on note payable - related party                     29,931         32,026
------------------------------------------------------------------------------------
  Total Costs and Expenses                                  2,627,178      3,165,686
------------------------------------------------------------------------------------

  Income (Loss) Before Income Taxes                          (299,776)       (83,809)

Income Tax Expense (Benefit)                                    9,906           --
------------------------------------------------------------------------------------

  NET INCOME (LOSS)                                       $  (309,682)   $   (83,809)

====================================================================================

  INCOME (LOSS) PER COMMON SHARE                          $     (0.05)   $     (0.01)
====================================================================================

Weighted Average Number of Common
   Shares Outstanding                                       6,404,640      6,404,640
====================================================================================

See Accompanying Notes to Consolidated Financial Statements.





MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------
Six Months Ended February 28                                 2002           2001
------------------------------------------------------------------------------------
Cash Flows from Operating Activities:

     Cash received from customers                         $ 5,675,556    $ 8,037,848

     Cash paid to suppliers and employees                  (5,306,637)    (8,046,558)

     Interest received                                         29,489         44,557

     Interest paid                                           (134,876)       (33,391)

     Income taxes paid                                           --             --
------------------------------------------------------------------------------------
   Net Cash Provided (Utilized) by Operating Activities       263,532          2,456
------------------------------------------------------------------------------------
Cash Flows from Investing Activities:

     Acquisition of property and equipment                     (5,900)          --

     Loans to related party                                      --          (14,000)

     Collections from cattle financing                         82,992        105,596

     Loans for cattle financing                              (566,776)      (313,669)

     Proceeds from sale of other investments                     --           39,947

     Distributions received from other investments               --             --
------------------------------------------------------------------------------------
  Net Cash Provided (Used) by Investing Activities           (489,684)      (182,126)
------------------------------------------------------------------------------------
Cash Flows from Financing Activities:

     Proceeds from:

       Notes payable                                        5,957,615      6,567,682

       Long-term debt - related party                            --             --

       Long-term debt                                            --             --

     Principal payments on:

       Notes payable                                       (5,660,589)    (6,539,890)

       Capital lease obligations - related party              (13,613)       (12,199)

       Long-term debt - related party                         (28,725)       (26,003)

       Long-term debt                                          (2,938)        (2,605)

     Change in cash overdraft                                 (48,358)          --
------------------------------------------------------------------------------------
Net Cash Provided (Used) by Financing Activities              203,392        (13,015)
--------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                               (22,760)      (192,685)

Cash, Beginning of Period                                     272,915        388,545
------------------------------------------------------------------------------------
Cash, End of Period                                       $   250,155    $   195,860
====================================================================================

Continued on next page.

                                          6

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
--------------------------------------------------------------------------------
Six months Ended February 28                               2002         2001
--------------------------------------------------------------------------------
Reconciliation of Net Income (Loss) to Net

     Cash Provided (Used) by Operating Activities:

     Net income (Loss)                                  $ (623,207)  $  (92,469)

     Adjustments:

       Depreciation and amortization                        47,216       42,270

       Equity in (earnings) loss of investee                  --         (9,194)

       Gain on sale of other investments                      --           --

       Deferred income taxes                               (79,173)      (4,000)

       Unrealized hedging losses                            81,546         --

       Changes in assets and liabilities:

         (Increase) decrease in:

           Trade accounts receivable                       344,125      (68,779)

           Trade accounts receivable - related party        36,496      143,382

           Accounts receivable - related party            (172,834)        --

           Inventories                                     763,279      414,237

           Prepaid expenses                                (32,440)     (23,504)

           Deposits and other                               (1,000)      (1,879)

         Increase (decrease) in:

           Trade accounts payable and accrued expenses    (185,471)    (197,906)

           Trade accounts payable - related parties           --       (258,076)

           Customer advance feed contracts                    --        (14,907)

           Accounts payable - related parties               84,995       73,281
--------------------------------------------------------------------------------
Net Cash Provided (Used) by Operating Activities        $  263,532   $    2,456
================================================================================


See Accompanying Notes to Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
----------------------

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

Item 2 - Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
and Results of Operations
-------------------------

Results of Operations
---------------------

Quarter Ended February 28, 2002:


Total revenue for the quarter ended February 28, 2002 decreased 754,475 or 24% less, compared to the quarter ended February 28, 2001. The main decrease was in feed and related sales, which was down 511,299 or a decrease of 41%. This was due to fewer numbers in the feedlot caused by the continuing uncertainty of the market from the September terrorists' attacks. Cattle sales, which decreased $99,370 from the second quarter of 2001 and represented 58% of revenue for the quarter ended February 28, 2002 compared to 47% for the quarter, ended February 28, 2001.

Miller Feedlots Inc. (MFL) is a related-party entity due to partial common ownership. The Company's president and the chairman of the board of directors own all of the outstanding stock of MFL, and together beneficially own 36% of the Company's stock. Toward the end of the second quarter, the Company reached an agreement with MFL whereby MFL will participate in 50% of the profits or losses from the fed cattle sales. The participation is retroactive to September 1, 2001. For the Quarter ended February 28, 2002, MFL's share of the fed cattle losses was $108,271, which is reported as additional paid-in capital and additional paid in capital receivable.

Overall gross loss was 99,775 for the quarter ended February 28, 2002, a decrease of 278,900 from the 179,125 gross profits for the corresponding quarter in 2001. The gross profit (loss) percentages were (4.3%) and 5.9%, respectively, for the quarters ended February 28, 2002 and 2001. The decrease in gross profit percentages is primarily due to the continuing depressed cattle market following the September 11 terrorist attacks. With this general uncertainty in the market, fewer customers were willing to place cattle in the feedlot, which resulted in lower cattle numbers. Gross profit (loss) percentages for fed cattle sales, were (15.9%) and .2% respectively, for the quarters ended February 28, 2002 and 2001.

The feed and related sales gross profit percentage increased 5.9% due to management's cost cutting efforts, while generating 23,952 less in gross profit due to lower volume. Feedlot services generated $(23,148) in gross profit (loss) for the quarter ended February 28, 2002, compared to $12,362 the quarter ended February 28, 2001. This loss is attributed to fixed costs that could not be absorbed due to fewer cattle in the feedlot this quarter compared to a year ago.


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


The net loss of $309,682 for the quarter ended February 28, 2002 is greater than the net loss of $83,809 for the quarter ended February 28, 2001.

Six Months Ended February 28, 2002:


Total revenue for the six months ended February 28, 2002 decreased 2,537,165 or 32% less, compared to the six months ended February 28, 2001. The main decrease was in fed cattle sales, which was down $1,650,644 or a decrease of 33%. This was due to fewer numbers of cattle marketed and the general reduction in cattle prices since September 11. There was also a decrease in feed and related sales, which decreased 670,890 and represented 30% of revenue for the six months ended February 28, 2002 compared to 29% for the six months ended February 28, 2001.

Overall gross loss was $301,652, for the six months ended February 28, 2002, a decrease of $685,273 from the $383,621 gross profit for the corresponding quarter in 2001. The decrease in gross profit percentages is primarily due to the continuing depressed cattle market following the September 11 terrorist attacks. With this general uncertainty in the market, fewer customers were willing to place cattle in the feedlot, which resulted in lower cattle numbers. Gross profit (loss) percentages for fed cattle sales were (16.4)% and (1.1)%, respectively, for the six months ended February 28, 2002 and 2001, the decrease stemming from the market impact of the previously mentioned terrorist attack.

Feed and related sales gross profit percentage increased 1.1% due to management's cost cutting efforts, while generating $90,966 less in gross profit due to lower volume. Feedlot services generated $(34,381) in gross profit (loss) for the six months ended February 28, 2002 compared to $72,527 the quarter ended February 28, 2001. This loss is attributed to fixed costs that could not be reduced, and then absorbed due to fewer cattle in the feedlot for this six months compared to a year ago.


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


The net loss of $623,207 for the six months ended February 28, 2002 is greater than the net loss of $92,469 for the quarter ended February 28, 2001 and is generally a result of lower beef prices and smaller numbers of cattle in the feedlot.

Liquidity and Capital Resources
-------------------------------


For the six months ended February 28, 2002, operating activities provided cash flow of $263,532. Much of this is from $344,125 in collections of accounts receivable and a $483,784 decrease in Company-owned cattle inventory. A portion of these proceeds was used to reduce accounts payable by $185,470. Working capital as of February 28, 2002 was $512,801.


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

                         MILLER DIVERSIFIED CORPORATION
                         ------------------------------
                                  (Registrant)


Signature                           Title                             Date
---------                    --------------------                     ----

/s/  James E. Miller         President, Principal                 July 15, 2004
------------------------     Executive Officer
     James E. Miller         Principal Financial
                             Officer, and Director


/s/  Clark A. Miller         Secretary-Treasurer                  July 15, 2004
------------------------     Principal Marketing
     Clark A. Miller         Officer

/s/  Norman M. Dean          Chairman of the                      July 15, 2004
------------------------     Board and Director
     Norman M. Dean