Form 10QSB/A
period 2002-05-31
MILLER DIVERSIFIED CORP
filed 2004-07-20
CIK 844856

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


Number of shares of Common Stock, par value $.0001, outstanding on May 31, 2002, 6,404,640.


Transitional Small Business Disclosure Format: YES     NO  X
                                                  -----  -----

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                                          May 31        Aug. 31
                                                           2002          2001
--------------------------------------------------------------------------------
ASSETS

Current Assets:

   Cash                                                 $     --      $  272,915

   Receivables:

     Trade accounts                                        671,373       882,123

     Trade accounts - related parties                      342,781       144,770

     Accounts receivable - related parties                 287,512       452,169

     Notes - cattle financing                              654,715        31,723

     Notes - cattle financing - related parties               --            --

   Inventories                                           2,319,063     4,073,397

   Prepaid expenses and other                               39,137        25,704
--------------------------------------------------------------------------------
     Total Current Assets                                4,314,581     5,882,801
--------------------------------------------------------------------------------
Property and Equipment:

   Feedlot facility under capital lease -

    related party                                        1,497,840     1,497,840

   Equipment                                               211,482       205,582

   Leasehold improvements                                  174,050       174,050
                                                      --------------------------
                                                         1,883,372     1,877,472

Less:  Accumulated depreciation

       and amortization                                    933,615       862,792

--------------------------------------------------------------------------------
     Total Property and Equipment                          949,757     1,014,680
--------------------------------------------------------------------------------

Other Assets:

   Other investments                                         2,000          --

   Notes receivable - related parties                      300,000       300,000

   Deferred income taxes                                   326,808       228,481

   Deposits and other                                       11,495        11,495
--------------------------------------------------------------------------------
     Total Other Assets                                    640,303       539,976
--------------------------------------------------------------------------------
  TOTAL ASSETS                                           5,904,641     7,437,457
================================================================================


Continued on next page.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS - Continued
--------------------------------------------------------------------------------
                                                         May 31         Aug. 31
                                                          2002           2001
--------------------------------------------------------------------------------
LIABILITIES

Current Liabilities:

   Cash overdraft                                         55,001         48,358

   Notes payable                                       3,169,455      3,781,264

   Trade accounts payable                                518,870        642,876

   Accounts payable - related party                      179,798         94,803

   Accrued expenses                                       57,489         82,825

   Customer advance feed contracts                          --             --
   Current portion of:

     Capital lease obligations - related party            27,990         27,990

     Long-term debt                                        4,958          7,173

     Long-term debt - related party                       58,918         58,918
--------------------------------------------------------------------------------
     Total Current Liabilities                         4,072,479      4,744,207

Capital Lease Obligation - Related Party                 882,158        902,861

Long-Term Debt                                                            3,225

Long-Term Debt - Related Party                            94,626        143,312
--------------------------------------------------------------------------------
  Total Liabilities                                    5,049,263      5,793,605
--------------------------------------------------------------------------------

Commitments
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
--------------------
Preferred Stock                                             --             --

Common Stock, par value $.0001 per share

  25,000,000 shares authorized; 6,404,640

  shares issued and outstanding                              640            640

  Additional Paid-In Capital                           1,769,916      1,351,689

  Additional Paid-In Capital Receivable                 (418,227)          --

  Retained Earnings - (Deficit)                         (426,659)       400,764

Accumulated Other Comprehensive Income (Loss)            (70,292)      (109,241)
--------------------------------------------------------------------------------
   Total Stockholders' Equity                            855,378      1,643,852
--------------------------------------------------------------------------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           5,904,641      7,437,457
================================================================================

See Accompanying Notes to Consolidated Financial Statements.



MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------
Nine Months Ended May 31                                           2002            2001
-------------------------------------------------------------------------------------------
Revenue:

   Feed and related sales                                      $  2,767,849    $  3,770,336

   Fed cattle sales                                               5,089,422       7,105,286

   Feedlot services                                                 673,595         907,716

   Interest income                                                   32,222          41,479

   Interest income - related parties                                 13,500          22,118

   Other income                                                      48,682          89,005
-------------------------------------------------------------------------------------------
     Total Revenue                                                8,625,270      11,935,940
-------------------------------------------------------------------------------------------

Costs and Expenses:

   Cost of:

     Feed and related sales                                       2,290,041       3,062,715

     Fed cattle sold                                              5,925,876       7,342,214

     Participation Company cattle sold - related parties               --              --

     Feedlot services                                               674,768         808,670

   Selling, general, and administrative                             534,738         691,825

   Equity in (earnings) loss of investee                               --            (9,194)

   Interest                                                          34,494          42,380

   Interest on note payable - related party                          91,102          96,065
-------------------------------------------------------------------------------------------
     Total Costs and Expenses                                     9,551,019      12,034,675
-------------------------------------------------------------------------------------------

  Income (Loss) Before Income Taxes                                (925,749)        (98,735)


  Income Tax Expense (Benefit)                                      (98,327)        (10,000)
-------------------------------------------------------------------------------------------

  NET INCOME (LOSS)                                            $   (827,422)   $    (88,735)
===========================================================================================


   INCOME (LOSS) PER COMMON SHARE                              $      (0.13)   $      (0.01)
===========================================================================================

Weighted Average Number of Common

   Shares Outstanding                                             6,404,640       6,404,640
===========================================================================================

See Accompanying Notes to Consolidated Financial Statements

                                            4



MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------
Three Months Ended May 31                                     2002           2001
-------------------------------------------------------------------------------------
Revenue:

   Feed and related sales                                  $ 1,166,384    $ 1,497,981

   Fed cattle sales                                          1,793,943      2,159,164

   Feedlot services                                            226,408        264,626

   Interest income                                              11,733         14,540

   Interest income - related parties                             4,500          4,500

   Other                                                        10,039         45,702
-------------------------------------------------------------------------------------
     Total Revenue                                           3,213,007      3,986,513
-------------------------------------------------------------------------------------

Costs and Expenses:

   Cost of:

     Feed and related sales                                    964,251      1,157,001

     Fed cattle sold                                         2,087,451      2,340,543

     Participation Company cattle sold - related parties          --             --

     Feedlot services                                          193,200        238,108

   Selling, general, and administrative                        148,365        207,284

   Equity in loss of investee                                     --             --

   Interest                                                     12,413         14,319

   Interest on note payable - related party                     30,696         31,522
-------------------------------------------------------------------------------------
     Total Costs and Expenses                                3,436,376      3,988,777
-------------------------------------------------------------------------------------


  Income (Loss) Before Income Taxes                           (223,369)        (2,264)


Income Tax Expense (Benefit)                                   (19,154)          --
-------------------------------------------------------------------------------------

  NET INCOME (LOSS)                                        $  (204,215)   $    (2,264)
=====================================================================================

  INCOME (LOSS) PER COMMON SHARE                           $     (0.03)   $     (0.00)
=====================================================================================

Weighted Average Number of Common

   Shares Outstanding                                        6,404,640      6,404,640
=====================================================================================


See Accompanying Notes to Consolidated Financial Statements.

                                          5



MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------
Nine Months Ended May 31                                     2002           2001
------------------------------------------------------------------------------------
Cash Flows from Operating Activities:

  Cash received from customers                              8,423,712     11,885,129

  Cash paid to suppliers and employees                     (7,301,365)   (11,657,348)

  Interest received                                            45,722        111,123

  Interest paid                                              (132,097)      (161,471)

  Income taxes paid                                              --             --
------------------------------------------------------------------------------------
   Net Cash Provided (Utilized) by Operating Activities     1,035,972        177,433
------------------------------------------------------------------------------------
Cash Flows from Investing Activities:

  Acquisition of property and equipment                        (5,900)          --

  Loans to related party                                         --          249,000

  Collections from cattle financing                              --           90,937

  Loans for cattle financing                                 (622,992)          --

  Proceeds from sale of other investments                        --          175,000

  Distributions received from other investments                  --           52,781
------------------------------------------------------------------------------------
  Net Cash Provided (Used) by Investing Activities           (628,892)       567,718
------------------------------------------------------------------------------------
Cash Flows from Financing Activities:

  Proceeds from:

     Notes payable                                          8,559,883      8,839,183

     Long-term debt - related party                              --             --

     Long-term debt                                              --             --

  Principal payments on:

     Notes payable                                         (9,171,692)    (9,705,220)

     Capital lease obligations - related party                (20,703)       (18,554)

     Long-term debt - related party                           (48,686)       (39,498)

     Long-term debt                                            (5,440)        (4,751)

  Change in cash overdraft                                      6,643           --
------------------------------------------------------------------------------------
  Net Cash Provided (Used) by Financing Activities           (679,995)      (928,840)
------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                              (272,915)      (183,689)

Cash, Beginning of Period                                     272,915        388,545
------------------------------------------------------------------------------------
Cash, End of Period                                             --           204,856
====================================================================================

Continued on next page.

                                         6

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
--------------------------------------------------------------------------------
Nine Months Ended May 31                                  2002           2001
--------------------------------------------------------------------------------
Reconciliation of Net Income (Loss) to Net

  Cash Provided (Used) by Operating Activities:

  Net income (Loss)                                  $  (827,422)   $   (88,735)

  Adjustments:

    Depreciation and amortization                         70,823         63,404

    Equity in (earnings) loss of investee                   --           (9,194)

    Gain on sale of other investments                       --          (26,042)

    Deferred income taxes                                (98,327)       (10,000)

    Unrealized hedging losses                             38,949           --

    Changes in assets and liabilities:

      (Increase) decrease in:

      Trade accounts receivable                          210,750        (11,706)

      Trade accounts receivable - related party         (198,011)        66,789

      Accounts receivable - related party                164,657           --

      Inventories                                      1,754,334        993,726

      Prepaid expenses                                   (13,433)       (12,075)

      Deposits and other                                    --           (1,879)

    Increase (decrease) in:

      Trade accounts payable and accrued expenses       (151,343)      (204,147)

      Trade accounts payable - related parties              --         (613,979)

      Customer advance feed contracts                       --          (14,907)

      Accounts payable related parties                    84,995         46,178
--------------------------------------------------------------------------------
Net Cash Provided (Used) by Operating Activities     $ 1,035,972    $   177,433
--------------------------------------------------------------------------------


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

In preparation of the above-described financial statements, all adjustments of a normal and recurring nature have been made. The Company believes that the accompanying financial statements contain all adjustments necessary to present fairly the results of operations and cash flows for the periods presented. Further, management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the annual financial statements and the notes thereto. The operations for the three-month period ended May 31, 2001 are not necessarily indicative of the results to be expected for the year.

Item 2 - Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
         and Results of Operations
         -------------------------

Results of Operations

Quarter Ended May 31, 2002:


Total revenue for the quarter ended May 31, 2002 decreased $773,506 or 19% less, compared to the quarter ended May 31, 2001. This decrease is due to the reduction of cattle sales, which decreased $365,221 and represented 56% of revenue. Feed sales were also down $331,597 and represented 36% of the market for the quarter ended May 31, 2002. The principle factor in the decline is the cattle market being down for an extended period of time and causing customers to not want to feed cattle in such a depressed market.

Miller Feedlots Inc. (MFL) is a related-party entity due to partial common ownership. The Company's president and the chairman of the board of directors own all of the outstanding stock of MFL and together beneficially own 36% of the Company's stock. Toward the end of the 2002-second quarter, the Company reached an agreement with MFL whereby MFL will participate in 50% of the profits or losses from the fed cattle sales. The participation is retroactive to September 1, 2001. For the third quarter, MFL's share of the fed cattle losses was $146,754 that is reported as Additional Paid in Capital and Additional Paid in Capital Receivable.

Gross loss was $58,167 for the quarter ended May 31, 2002, a decrease of $244,286 from the $186,196 gross profit for the corresponding quarter in 2001. The gross profit (loss) percentages were (1.8)% and 4.7%, respectively, for the quarters ended May 31, 2002 and 2001. The decrease in gross profit percentages is due to the reduction in fat cattle prices, with this uncertainty; fewer customers were willing to place their cattle in the feedlot, which resulted in lower cattle numbers. The gross profit percentages for fed cattle sales were (16.4%) and (8%), respectively, for the quarters ended May 31, 2002 and 2001, the decrease stemming from poor market conditions. Feed and related sales gross profit percentage decreased (5.5%) even with management's cost cutting efforts, while generating $138,847 less in gross profit due to lower volume. Feedlot services generated $33,208 in gross profit for the third quarter compared to $26,518 the quarter ended May 31, 2001.


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


The net loss of $204,215 for the quarter ended May 31, 2002 is greater than the $2,264 loss for the quarter ended May 31, 2001 and is generally a result of lower beef prices and smaller numbers of cattle in the feedlot.



Nine months ended May 31, 2002
------------------------------


Total revenues for the nine months ended May 31, 2002 decreased 3,310,670 or (28%) less than May 31, 2001. Fed cattle sales decreased $2,015,864 while representing 59% of the total revenues for the nine months ended May 31, 2002 compared to 60% of total revenues during the same period in 2001. Feed and related sales also decreased due to fewer numbers in the feedlot. The decrease of $1,002,487 represents a 27% decrease in feed and related sales and is indicative of the drop in cattle numbers in the feedlot. Feedlot services decreased $234,121 or (25%), for the period ended May 31, 2002 compared to May 31, 2001.

Gross loss was $359,819 for the nine months ended May 31, 2002 a decrease of $929,558 from the corresponding period in the year 2001. The gross profit (loss) percentage were (4.2)% and 4.8% respectively for the nine months ended May 31, 2002 and 2001 respectively. The decrease in gross profit percentage is due to the lack of cattle in the feedlot. The gross (loss) percentage for fed cattle sales were (16%) and (3%), respectively, for the nine months ended May 31, 2002 and 2001. Feed and related sales gross profit percentage decreased 1.5% while generating $229,813 less in gross profit for the year 2002 compared to the same period the previous year.


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


The net loss of $827,422 for the nine months ended May 31, 2002 is greater than the net loss of $88,735 for nine months ended May 31, 2001 and is mainly due to the cattle losses incurred by company owned cattle and the lower cattle numbers in the feed yard.

Liquidity and Capital Resources
-------------------------------


For the nine months ended May 31, 2002, operating activities provided $1,035,972. Much of this is from a $210,750 reduction of accounts receivable and a $1,256,638 decrease in Company-owned cattle inventory. Portions of these proceeds were used to reduce accounts payable by $124,006. Working capital at May 31, 2002 was $242,102.


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


                         MILLER DIVERSIFIED CORPORATION
                                  (Registrant)

      Signature                      Title                          Date
      ---------               -----------------                     ----

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