Form 10QSB/A
period 2002-11-30
MILLER DIVERSIFIED CORP
filed 2004-07-20
CIK 844856

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

                                 YES [ ] NO [X]

Number of shares of Common Stock, par value $.0001, outstanding on January 6, 2003, 6,404,640.

Transitional Small Business Disclosure Format: YES [ ] NO [X]

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                                         Nov. 30       Aug. 31
                                                           2002          2002
                                                        ----------    ----------
ASSETS
Current Assets:
  Cash                                                  $  184,247    $  214,345
  Receivables:
    Trade accounts                                         333,510       636,125
    Trade accounts - related parties                       255,507       165,761
    Accounts receivable - related parties                  281,249       386,236
    Notes - cattle financing                               199,146       611,869
    Notes - cattle financing - related parties                --            --
  Inventories                                            1,951,212     1,616,291
  Deferred income taxes                                       --          25,411
  Prepaid expenses and other                                   435        29,524
                                                        ----------    ----------
     Total Current Assets                                3,205,306     3,685,562
                                                        ----------    ----------
Property and Equipment:
  Feedlot facility under capital lease -
    related party                                        1,497,840     1,497,840
  Equipment                                                198,494       198,494
  Leasehold improvements                                   187,767       187,767
                                                         1,884,101     1,884,101
Less:  Accumulated depreciation
       and amortization                                    975,428       951,819
                                                        ----------    ----------
     Total Property and Equipment                          908,673       932,282
                                                        ----------    ----------
Other Assets:
  Notes receivable - related parties                       300,000       300,000
  Deferred income taxes                                    350,756       350,756
  Deposits and other                                        11,495        11,495
                                                        ----------    ----------
     Total Other Assets                                    662,251       662,251
                                                        ----------    ----------
     TOTAL ASSETS                                       $4,776,230    $5,280,095
                                                        ==========    ==========

Continued on next page.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS - Continued
--------------------------------------------------------------------------------
                                                       Nov. 30        Aug. 31
                                                        2002            2002
                                                     -----------    -----------
LIABILITIES
-----------
Current Liabilities:
  Cash overdraft                                     $   302,679    $   193,323
  Notes payable                                        2,182,528      2,572,120
  Trade accounts payable                                 536,643        442,806
  Accounts payable - related party                       276,365        280,793
  Accrued expenses                                        34,826         75,281
  Customer advance feed contracts                           --             --
  Current portion of:
    Capital lease obligations - related party             31,227         31,227
    Long-term debt                                         1,300          3,225
    Long-term debt - related party                        65,087         65,087
                                                     -----------    -----------
     Total Current Liabilities                         3,430,655      3,663,862
                                                     -----------    -----------
Capital Lease Obligation - Related Party                 864,145        871,634

Long-Term Debt                                              --
Long-Term Debt - Related Party                            57,245         73,045
                                                     -----------    -----------
     Total Liabilities                                 4,352,045      4,608,541
                                                     -----------    -----------
Commitments
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
--------------------
Preferred Stock                                             --             --
Common Stock, par value $.0001 per share
   25,000,000 shares authorized; 6,404,640
   shares issued and outstanding                             640            640
   Additional Paid-In Capital                          1,948,684      1,866,062
   Additional Paid-In Capital Receivable                (596,995)      (514,373)
   Retained Earnings - (Deficit)                        (832,383)      (609,755)
Accumulated Other Comprehensive Income (Loss)            (95,761)       (71,020)
                                                     -----------    -----------
   Total Stockholders' Equity                            424,185        671,554
                                                     -----------    -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 4,776,230    $ 5,280,095
                                                     ===========    ===========


See Accompanying Notes to Consolidated Financial Statements.


MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------
Three Months Ended November 30                                2002           2001
------------------------------                            -----------    -----------
Revenue:
--------
  Feed and related sales                                  $ 1,196,674    $   870,453
  Fed cattle sales                                          1,535,742      1,937,608
  Feedlot services                                            163,521        234,032
  Interest income                                               7,338         12,687
  Interest income - related parties                             4,500          4,500
  Other income                                                 26,699         25,581
                                                          -----------    -----------
     Total Revenue                                          2,934,474      3,084,861
                                                          -----------    -----------

Costs and Expenses:
-------------------
  Cost of:
    Feed and related sales                                  1,024,866        734,693
    Fed cattle sold                                         1,700,986      2,264,012
    Participation Company cattle sold - related parties          --             --
    Feedlot services                                          190,867        245,265
  Selling, general, and administrative                        177,296        201,800
  Equity in (earnings) loss of investee                          --             --
  Interest                                                      9,593         11,220
  Interest on note payable - related party                     28,083         30,475
                                                          -----------    -----------
     Total Costs and Expenses                               3,131,691      3,487,465
                                                          -----------    -----------

Income (Loss) Before Income Taxes                            (197,217)      (402,604)

Income Tax Expense (Benefit)                                   25,411        (89,079)
                                                          -----------    -----------

NET INCOME (LOSS)                                         $  (222,628)   $  (313,525)
                                                          ===========    ===========

INCOME (LOSS) PER COMMON SHARE                            $     (0.03)   $     (0.05)
                                                          ===========    ===========

Weighted Average Number of Common
   Shares Outstanding                                       6,404,640      6,404,640
                                                          ===========    ===========


See Accompanying Notes to Consolidated Financial Statements.


MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------
Three Months Ended November 30,                             2002           2001
-------------------------------                         -----------    -----------
Cash Flows from Operating Activities:
  Cash received from customers                          $ 3,153,442    $ 3,356,117
  Cash paid to suppliers and employees                   (3,225,900)    (3,238,321)
  Interest received                                          11,838         17,187
  Interest paid                                             (76,751)       (48,196)
  Income taxes paid                                            --             --
                                                        -----------    -----------
     Net Cash Provided (Used) by Operating Activities      (137,371)        86,787
                                                        -----------    -----------
Cash Flows from Investing Activities:
  Acquisition of property and equipment                        --           (5,900)
  Loans to related party                                       --             --
  Collections from cattle financing                            --             --
  Loans for cattle financing                                412,723       (244,429)
  Proceeds from sale of other investments                      --             --
  Distributions received from other investments                --             --
                                                        -----------    -----------
     Net Cash Provided (Used) by Investing Activities       412,723       (250,329)
                                                        -----------    -----------
Cash Flows from Financing Activities:
  Proceeds from:
    Notes payable                                         4,030,026      6,595,729
    Long-term debt - related party                             --             --
    Long-term debt                                             --             --
  Principal payments on:
    Notes payable                                        (4,419,618)    (6,539,890)
    Capital lease obligations - related party                (7,489)        (6,713)
    Long-term debt - related party                          (15,800)       (14,184)
    Long-term debt                                           (1,925)        (1,138)
  Change in cash overdraft                                  109,356        (48,358)
                                                        -----------    -----------
     Net Cash Provided (Used) by Financing Activities      (305,450)       (14,554)
                                                        -----------    -----------
Net Increase (Decrease) in Cash                             (30,098)      (178,096)

Cash, Beginning of Period                                   214,345        272,915
                                                        -----------    -----------
Cash, End of Period                                     $   184,247    $    94,819
                                                        ===========    ===========

Continued on next page.


MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
-------------------------------------------------------------------------------
Three Months Ended November 30,                            2002          2001
-------------------------------                          ---------    ---------
Reconciliation of Net Income (Loss) to Net
  Cash Provided (Used) by Operating Activities:
  Net income (Loss)                                      $(222,628)   $(313,525)
  Adjustments:
    Depreciation and amortization                           23,609       23,608
    Equity in (earnings) loss of investee                     --           --
    Gain on sale of other investments                         --           --
    Deferred income taxes                                   25,411      (89,079)
    Unrealized hedging losses                              (24,741)      49,231
    Changes in assets and liabilities:
     (Increase) decrease in:
      Trade accounts receivable                            302,615      442,074
      Trade accounts receivable - related party            (89,746)     (28,544)
      Accounts receivable - related party                  104,987     (171,376)
      Inventories                                         (334,921)     369,780
      Prepaid expenses                                      29,089       15,642
      Deposits and other                                      --           --
    Increase (decrease) in:
      Trade accounts payable and accrued expenses           53,382     (257,313)
      Trade accounts payable - related parties                --           --
      Customer advance feed contracts                         --           --
      Accounts payable related parties                      (4,428)      46,289
                                                         ---------    ---------
Net Cash Provided (Used) by Operating Activities         $(137,371)   $  86,787
                                                         =========    =========


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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Results of Operations
---------------------

Three months ended November 30, 2002
------------------------------------

Total revenues for the quarter ended November 30, 2002 decreased 150,387 or (4.9%) less than November 30, 2002. Fed cattle sales decreased $401,866 while representing 52% of the total revenues for the three months ended November 30, 2002 compared to 63% of total revenues during the same period in 2001. Feed and related sales increased primarily due to higher prices charged for feed in the feedlot, which is driven by higher costs of the feed. The increase of 326,221 represents a 37% increase in feed and related sales and is indicative in the price rise in feedstuffs for the feedlot. Feedlot services decreased $70,511 or (30%), for the period ended November 30, 2002 compared to November 30, 2001, due to fewer numbers of cattle in the feedlot.

Miller Feedlots Inc. (MFL) is a related-party entity due to partial common ownership. The Company's president and the chairman of the board of directors own all of the outstanding stock of MFL, and together beneficially own 36% of the Company's stock. In February 2002, the Company reached an agreement with MFL whereby MFL will participate in 50% of the profits or losses from the fed cattle sales. The participation is reported as additional paid in capital and additional paid in capital receivable.

The total gross loss was 20,782 for the three months ended November 30, 2002 an increase of $222,659 from the corresponding period in the year 2001. The gross profit (loss) percentages were (0.7%) and (6.6%) respectively for the three months ended November 30, 2002 and 2001 respectively. The increase in gross profit percentage is due to reduced losses from fed cattle sales. The gross profit percentage for fed cattle sales were (10%) and (16.8%), respectively, for the three months ended November 30, 2002 and 2001. The increased profit percentage is a result of higher fat cattle prices for an extended period of time compared to a year ago. Feed and related sales gross profit percentage decreased 1.2% to 14.4% even though sales generated 326,221 more for the year 2002 compared to the same period the previous year, due to a higher cost of sales.

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

The net loss of 222,628 for the three months ended November 30, 2002 is less than the net loss of 313,523 for three months ended November 30, 2001 and is mainly due to the strengthening market and thus smaller cattle losses incurred by company owned cattle.


Liquidity and Capital Resources
-------------------------------

For the three months ended November 30, 2002, operating activities used cash flow of $137,372. A $334,922 increase in Company-owned cattle inventory contributed to this utilization. Funds were provided by a $412,723 reduction of either financing receivables. A portion of these proceeds was needed to pay down lines of credit by $389,592. Working capital at November 30, 2002 was (225,349) compared to 21,700 at August 31, 2002.

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