Form 10QSB/A
period 2003-02-28
MILLER DIVERSIFIED CORP
filed 2004-07-20
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC

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

                             YES             NO   X
                                 -----          -----

Number of shares of Common Stock, par value $.0001, outstanding on April 8, 2003, 6,404,640.

Transitional Small Business Disclosure Format:   YES        NO   X
                                                     -----     -----

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                                        Feb. 28         Aug. 31
                                                          2003           2002
--------------------------------------------------------------------------------
ASSETS
------
Current Assets:
 Cash                                                  $  185,956     $  214,345
 Receivables:
  Trade accounts                                          246,905        636,125

  Trade accounts - related parties                         96,976        165,761
  Accounts receivable - related parties                   299,658        386,236
  Notes - cattle financing                                287,504        611,869

  Notes - cattle financing - related parties                 --             --
  Inventories                                           3,116,544      1,616,291

 Deferred income taxes                                       --           25,411

 Prepaid expenses and other                                99,314         29,524
--------------------------------------------------------------------------------
     Total Current Assets                               4,332,857      3,685,562
--------------------------------------------------------------------------------
Property and Equipment:
 Feedlot facility under capital lease -
  related party                                         1,497,840      1,497,840
 Equipment                                                198,494        198,494
 Leasehold improvements                                   187,767        187,767
                                                        ------------------------
                                                        1,884,101      1,884,101
Less:  Accumulated depreciation
  and amortization                                        999,035        951,819
--------------------------------------------------------------------------------
    Total Property and Equipment                          885,066        932,282
--------------------------------------------------------------------------------
Other Assets:
 Notes receivable - related parties                       300,000        300,000
 Deferred income taxes                                    350,756        350,756

 Deposits and other                                        11,495         11,495
--------------------------------------------------------------------------------
    Total Other Assets                                    662,251        662,251
--------------------------------------------------------------------------------
  TOTAL ASSETS                                         $5,880,174     $5,280,095
================================================================================

Continued on next page.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS - Continued
--------------------------------------------------------------------------------
                                                       Feb. 28         Aug. 31
                                                         2003           2002
--------------------------------------------------------------------------------
LIABILITIES
-----------
Current Liabilities:
 Cash overdraft                                      $   662,372    $   193,323
 Notes payable                                         3,008,120      2,572,120
 Trade accounts payable                                  510,684        442,806
  Accounts payable - related party                       276,365        280,793

 Accrued expenses                                         37,787         75,281

 Customer advance feed contracts                            --             --
 Current portion of:

  Capital lease obligations - related party               31,227         31,227

  Long-term debt                                            --            3,225

  Long-term debt - related party                          65,087         65,087
--------------------------------------------------------------------------------
    Total Current Liabilities                          4,591,642      3,663,862
Capital Lease Obligation - Related Party                 856,448        871,634

Long-Term Debt                                              --             --

Long-Term Debt - Related Party                            41,047         73,045
--------------------------------------------------------------------------------
    Total Liabilities                                  5,489,137      4,608,541
--------------------------------------------------------------------------------

Commitments
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
--------------------

Preferred Stock                                             --             --
Common Stock, par value $.0001 per share
   25,000,000 shares authorized; 6,404,640
   shares issued and outstanding                             640            640
   Additional Paid-In Capital                          1,951,465      1,866,062
   Additional Paid-In Capital Receivable                (599,776)      (514,373)
   Retained Earnings - (Deficit)                        (902,917)      (609,755)
Accumulated Other Comprehensive Income (Loss)            (58,375)       (71,020)
--------------------------------------------------------------------------------
   Total Stockholders' Equity                            391,037        671,554
--------------------------------------------------------------------------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 5,880,174    $ 5,280,095
================================================================================

See Accompanying Notes to Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
Six Months Ended  February 28                         2003              2002
--------------------------------------------------------------------------------
Revenue:
 Feed and related sales                            $ 2,028,687      $ 1,601,465

 Fed cattle sales                                    1,538,455        3,295,479

 Feedlot services                                      303,287          447,187

 Interest income                                         2,193           20,489

 Interest income - related parties                       9,000            9,000

 Other income                                           33,920           38,643
--------------------------------------------------------------------------------
      Total Revenue                                  3,915,542        5,412,263
--------------------------------------------------------------------------------

Costs and Expenses:
 Cost of:
  Feed and related sales                             1,693,116        1,325,790

  Fed cattle sold                                    1,709,260        3,838,425

  Participation Company cattle sold
   - related parties                                      --               --

  Feedlot services                                     368,882          481,568

  Selling, general, and administrative                 336,381          386,373

 Interest                                               20,094           22,081

 Interest on note payable - related party               55,560           60,406
--------------------------------------------------------------------------------

  Total Costs and Expenses                           4,183,293        6,114,643
--------------------------------------------------------------------------------

   Income (Loss) Before Income Taxes                  (267,751)        (702,380)

Income Tax Expense (Benefit)                            25,411          (79,173)
--------------------------------------------------------------------------------

   NET INCOME (LOSS)                               $  (293,162)     $  (623,207)
================================================================================

   INCOME (LOSS) PER COMMON SHARE                  $     (0.05)     $     (0.10)
================================================================================

Weighted Average Number of Common
    Shares Outstanding                               6,404,640        6,404,640
================================================================================

See Accompanying Notes to Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
Three Months Ended February 28                         2003             2002
--------------------------------------------------------------------------------
Revenue:
 Feed and related sales                            $   832,013      $   731,012
 Fed cattle sales
                                                         2,713        1,357,871
 Feedlot services
                                                       139,766          213,155
 Interest income
                                                        (5,145)           7,802
 Interest income - related parties
                                                         4,500            4,500
 Other income
                                                         7,221           13,062
--------------------------------------------------------------------------------
     Total Revenue                                     981,068        2,327,402

Costs and Expenses:
 Cost of:
  Feed and related sales
                                                       668,250          591,097
  Fed cattle sold
                                                         8,274        1,574,413
  Participation Company cattle sold
    - related parties                                     --               --

  Feedlot services
                                                       178,015          236,303
 Selling, general, and administrative
                                                       159,085          184,573
 Interest                                               10,501           10,861
 Interest on note payable - related party               27,477           29,931
--------------------------------------------------------------------------------
    Total Costs and Expenses                         1,051,602        2,627,178

   Income (Loss) Before Income Taxes                   (70,534)        (299,776)

Income Tax Expense (Benefit)                              --              9,906
--------------------------------------------------------------------------------

   NET INCOME (LOSS)                               $   (70,534)     $  (309,682)
================================================================================

   INCOME (LOSS) PER COMMON SHARE                  $     (0.01)     $     (0.05)
================================================================================

Weighted Average Number of Common
    Shares Outstanding                               6,404,640        6,404,640
================================================================================

See Accompanying Notes to Consolidated Financial Statements.


MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------
Six Months Ended February 28                                 2003             2002
------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Cash received from customers                             $ 4,359,101    $ 5,675,556
 Cash paid to suppliers and employees                      (5,462,508)    (5,306,637)
 Interest received                                             11,193         29,489
 Interest paid                                               (115,181)      (134,876)
 Income taxes paid                                               --             --
------------------------------------------------------------------------------------

  Net Cash Provided (Utilized) by Operating Activities     (1,207,395)       263,532
------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
 Acquisition of property and equipment                           --           (5,900)
 Loans to related party                                          --             --
 Collections from cattle financing                          1,413,169         82,992

 Loans for cattle financing                                (1,088,804)      (566,776)
------------------------------------------------------------------------------------
  Net Cash Provided (Used) by Investing Activities            324,365       (489,684)
------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
 Proceeds from:
  Notes payable                                             6,107,522      5,957,615
  Long-term debt - related party                                 --             --
  Long-term debt                                                 --             --
 Principal payments on:
  Notes payable                                            (5,671,522)    (5,660,589)
  Capital lease obligations - related party                   (15,186)       (13,613)
  Long-term debt - related party                              (31,998)       (28,725)
  Long-term debt                                               (3,225)        (2,938)
 Change in cash overdraft                                     469,049        (48,358)
-------------------------------------------------------------------------------------
 Net Cash Provided (Used) by Financing Activities             854,640        203,392
------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                               (28,390)       (22,760)
Cash, Beginning of Period                                     214,345        272,915
------------------------------------------------------------------------------------
Cash, End of Period                                       $   185,955    $   250,155
=====================================================================================

Continued on next page.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
-------------------------------------------------------------------------------
Six months Ended February 28                            2003            2002
-------------------------------------------------------------------------------
Reconciliation of Net Income (Loss) to Net
 Cash Provided (Used) by Operating Activities:
 Net income (Loss)                                   $  (293,162)   $  (623,207)
 Adjustments:
  Depreciation and amortization                           47,216         47,216
  Gain on sale of other investments                         --             --
  Deferred income taxes
                                                          25,411        (79,173)
  Unrealized hedging losses                               12,645         81,546
  Changes in assets and liabilities:
   (Increase) decrease in:
    Trade accounts receivable                            389,220        344,125
    Trade accounts receivable - related party             68,785         36,496
    Accounts receivable - related party                   86,578       (172,834)

    Inventories                                       (1,500,253)       763,279
    Prepaid expenses                                     (69,790)       (32,440)
    Deposits and other                                      --           (1,000)
   Increase (decrease) in:
    Trade accounts payable and accrued expenses           30,383       (185,471)
    Trade accounts payable - related parties                --             --
    Customer advance feed contracts                         --             --
    Accounts payable - related parties                    (4,428)        84,995
-------------------------------------------------------------------------------
Net Cash Provided (Used) by Operating Activities     $(1,207,395)   $   263,532
===============================================================================

See Accompanying Notes to Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARYNOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Results of Operations
---------------------

Quarter Ended February 28, 2003:


Total revenue for the quarter ended February 28, 2003 decreased $1,346,334 or 58% less, compared to the quarter ended February 28, 2002. The main decrease was due to the $1,355,158 drop in the sale of cattle or a 99% decrease in cattle sale compared to 2002. The company still owns about the same number of cattle, they were not marketed in the second quarter, because they had not been on feed for enough days to go to market. Feed and related sales, increased $101,001 while feedlot services decreased $73,389. These changes were due to a change in ration, which took away income from feedlot services and left it in feed and related sales. The overall increase of $27,612 was due to slightly larger numbers in the feedlot for 2003 compared to 2002.

Miller Feedlots Inc. (MFL) is a related-party entity due to partial common ownership. The Company's president and the chairman of the board of directors own all of the outstanding stock of MFL, and together beneficially own 41% of the Company's stock. Toward the end of the second quarter 2002, the Company reached an agreement with MFL whereby MFL will participate in 50% of the profits or losses from the fed cattle sales. The participation is retroactive to September 1, 2001. For the second quarter of 2003, MFL's share of the fed cattle losses was $2.781, which is reported as Additional paid in capital and additional paid in capital receivable.

Overall gross profit was $119,953 for the quarter ended February 28, 2003, an increase of $219,728 from the $99,775 gross loss for the corresponding quarter in 2002. The gross profit (loss) percentages were 12.3% and (4.3)%, respectively, for the quarters ended February 28, 2003 and 2002. The increase in gross profit percentages is primarily due to the lack of cattle losses that were suffered in the previous year but were avoided in 2003. With the continued general uncertainty in the market, fewer customers were willing to place cattle in the feedlot, which has resulted in cattle numbers continuing to stay down.

The feed and related sales gross profit percentage increased 0.5% due to ration changes by management to keep overall costs down while certain feedstuffs went up due to the drought along the Front Range. Feedlot services generated $(38,249) in gross profit for the quarter ended February 28, 2003, compared to $(23,148) for the quarter ended February 28, 2002. This loss is attributed to fixed costs that could not be absorbed due to fewer cattle in the feedlot and also the ration changes that brought less revenue over from grinding charges in feed and related sales this quarter compared to a year ago.

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


The net loss of $70,534 for the quarter ended February 28, 2003 is consistent with the continued hard times of the cattle business and is a smaller loss than the net loss of $303,682 for the quarter ended February 28, 2002.

Six Months Ended February 28, 2003:


Total revenue for the six months ended February 28, 2003 decreased $1,496,721 or 28% less, compared to the six months ended February 28, 2002. The main decrease was in cattle sales, which was down $1,757,024 or a decrease of 53%. This was due to fewer numbers of cattle being marketed, especially during the second quarter. There was also an increase in feed and related sales of $427,222, which was partially offset by a decrease in feedlot services revenue of $143,900. Feed and related sales represented 52% of revenue for the six months ended February 28, 2003 compared to 29% for the six months ended February 28, 2002.

Overall gross profit was $99,171 for the six months ended February 28, 2003 an increase of $400,833 from the $301,652 gross loss for the corresponding period in 2002, the gross profit (loss) percentages were 2.6% and (5.6)% respectively, for the six months ended February 28, 2003 and 2002. The increase in gross profit (loss) percentages is primarily due to the lack of cattle sales in the second quarter. With the general uncertainty in the market, fewer customers were willing to place cattle in the feedlot, which continues to keep lower cattle numbers in the feedlot. Gross profit percentages for fed cattle sales were (11.1%) and (16.4)%, respectively, for the six months ended February 28, 2003 and 2002, the smaller loss is mainly due to fewer cattle being marketed and the modest improvements in the beef market.

Feed and related sales gross profit percentage decreased 0.7% due to the higher cost of feedstuffs due to the drought along the Front Range. Feedlot services generated $(65,595) in gross profit (loss) for the six months ended February 28, 2003 compared to $(34,381) the six months period ended February 28, 2002. This loss is attributed to fixed costs that could not be reduced, and the change in rations, which reduced the grain handling charge that was allocated to feedlot services, compared to the six months a year ago.


Selling, general, and administrative expenses decreased $49,994 to $336,379 for the six months ended February 28, 2003 compared to the corresponding time frame for 2002. The decrease in costs, were due to management cost cutting in salaries and other areas. The second factor in the decrease was the drop in payment of customer incentives from $14,963 to $8,889.

Total interest expense decreased $6,833 for the six months ended February 28, 2003 over the corresponding quarter a year earlier as a result of lower principle balances on long-term debt, and lower interest rates on the lines of credit.


The net loss of $293,162 for the six months ended February 28, 2003 is less than the net loss of $623,207 for the quarter ended February 28, 2002 and is generally a result of fewer cattle being sold and continued smaller numbers of cattle in the feedlot.

Liquidity and Capital Resources
-------------------------------


For the six months ended February 28, 2003, operating activities used cash flow of $(1,207,395). Much of this is from a $1,500,253 increase in Company-owned cattle and other inventories. Working capital as of February 28, 2003 was $(258,785). Investing activities provided $324,365, primarily from advances on loans to outside investors for purchasing cattle to be placed in the feedlot. Of this amount $205,235 was repaid on MDC's investor line of credit. For the same period, there was a net borrowing of $641,235 on the line of credit for company-owned cattle on feed. Total financing activities for the six months ended February 28, 2003 provided $854,640.


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

New Accounting Pronouncements

Management does not believe there are new accounting standards the implementation of which will significantly impact the Company's financial statements.
                                       12

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


                                       MILLER DIVERSIFIED CORPORATION
                                       ------------------------------
                                                (Registrant)

Signature                                    Title                    Date

/s/ James E. Miller                     President, Principal       July 15, 2004
--------------------------              Executive Officer
    James E. Miller                     Principal Financial
                                        Officer, and Director

/s/ Clark A. Miller                     Secretary-Treasurer        July 15, 2004
--------------------------              Principal Marketing
    Clark A. Miller                     Officer

/s/ Norman M. Dean                      Chairman of the            July 15, 2004
--------------------------              Board and Director
    Norman M. Dean