Form 10QSB/A
period 2003-05-31
MILLER DIVERSIFIED CORP
filed 2004-07-20
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

                   Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934


                       For the Quarter Ended May 31, 2003

                         Commission File Number 01-19001

                         MILLER DIVERSIFIED CORPORATION
                         ------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             Nevada                                              84-1070932
  ------------------------------                         -----------------------
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
                               YES         NO     X
                                   -----        -----
Number of shares of Common Stock, par value $.0001, outstanding on May 31, 2003
 6,404,640.

Transitional Small Business Disclosure Format: YES        NO   X
                                                   -----     -----

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                                         May 31         Aug. 31
                                                          2003           2002
--------------------------------------------------------------------------------
ASSETS
------
Current Assets:

 Cash                                                  $  196,533     $  214,345

 Receivables:

  Trade accounts                                          446,116        636,125

  Trade accounts - related parties                        101,552        165,761

  Accounts receivable - related parties                   313,290        386,236

  Notes - cattle financing                              1,021,067        611,869

  Notes - cattle financing - related parties                 --             --

  Inventories                                           2,993,041      1,616,291

 Deferred income taxes                                       --           25,411

 Prepaid expenses and other                                80,308         29,524
--------------------------------------------------------------------------------

     Total Current                                      5,151,906      3,685,562
--------------------------------------------------------------------------------
Property and Equipment:
 Feedlot facility under capital lease -
   related party                                        1,497,840      1,497,840

 Equipment                                                198,494        198,494

 Leasehold improvements                                   187,767        187,767
                                                        ------------------------

                                                        1,884,101      1,884,101
Less:  Accumulated depreciation
          and amortization                              1,022,642        951,819
--------------------------------------------------------------------------------
     Total Property and Equipment                         861,459        932,282
--------------------------------------------------------------------------------
Other Assets:

 Other investments                                           --             --

 Notes receivable - related parties                       300,000        300,000

 Deferred income taxes                                    350,756        350,756

 Deposits and other                                        11,495         11,495
--------------------------------------------------------------------------------

     Total Other Assets                                   662,251        662,251
--------------------------------------------------------------------------------
R  TOTAL ASSETS                                        $6,675,616     $5,280,095
================================================================================

Continued on next page.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS - Continued
--------------------------------------------------------------------------------
                                                        May 31         Aug. 31
                                                         2003           2002
--------------------------------------------------------------------------------
LIABILITIES
-----------
Current Liabilities:

 Cash overdraft                                      $      --      $   193,323

 Notes payable                                         4,455,544      2,572,120

 Trade accounts payable                                  460,070        442,806

 Accounts payable - related party                        276,365        280,793

 Accrued expenses                                         93,397         75,281

 Customer advance feed contracts                            --             --

 Current portion of:

 Capital lease obligations - related party                31,227         31,227

 Long-term debt                                                           3,225

 Long-term debt - related party                           65,087         65,087
-------------------------------------------------------------------------------

      Total Current Liabilities                        5,381,690      3,663,862
-------------------------------------------------------------------------------

Capital Lease Obligation - Related Party                 848,537        871,634

Long-Term Debt                                                            --

Long-Term Debt - Related Party                            24,441         73,045
-------------------------------------------------------------------------------

      Total Liabilities                                6,254,668      4,608,541
-------------------------------------------------------------------------------

Commitments
-------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
--------------------

Preferred Stock                                             --             --
Common Stock, par value $.0001 per share
  25,000,000 shares authorized; 6,404,640
  shares issued and outstanding                              640            640

   Additional Paid-In Capital                          1,946,319      1,866,062

   Additional Paid-In Capital Receivable                (594,630)      (514,373)

   Retained Earnings - (Deficit)                        (906,782)      (609,755)

Accumulated Other Comprehensive Income (Loss)            (24,600)       (71,020)
-------------------------------------------------------------------------------

      Total Stockholders' Equity                         420,947        671,554
-------------------------------------------------------------------------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 6,675,615    $ 5,280,095
===============================================================================


See Accompanying Notes to Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
Nine Months Ended May 31                               2003             2002
--------------------------------------------------------------------------------
Revenue:

 Feed and related sales                             $ 2,894,908     $ 2,767,849

 Fed cattle sales                                     2,102,826       5,089,422

 Feedlot services                                       454,526         673,595

 Interest income                                         14,996          32,222

 Interest income - related parties                       13,500          13,500

 Other income                                            40,794          48,682
-------------------------------------------------------------------------------
     Total Revenue
                                                      5,521,551       8,625,270
-------------------------------------------------------------------------------

Costs and Expenses:

 Cost of:

  Feed and related sales                              2,388,028       2,290,041

  Fed cattle sold                                     2,263,339       5,925,876

  Participation Company cattle sold
    - related parties                                      --              --

  Feedlot services                                      528,160         674,768

  Selling, general, and administrative                  491,777         534,738

  Equity in (earnings) loss of investee                    --              --

  Interest                                               39,447          34,494

  Interest on note payable - related parties             82,415          91,102
-------------------------------------------------------------------------------

      Total Costs and Expenses                        5,793,166       9,551,019
-------------------------------------------------------------------------------

  Income (Loss) Before Income Taxes                    (271,615)       (925,749)

Income Tax Expense (Benefit)                             25,411         (98,327)
-------------------------------------------------------------------------------

   NET INCOME (LOSS)                                $  (297,026)    $  (827,422)
===============================================================================

    INCOME (LOSS) PER COMMON SHARE                  $     (0.05)    $     (0.13)
===============================================================================

Weighted Average Number of Common
   Shares Outstanding                                 6,404,640       6,404,640
===============================================================================

See Accompanying Notes to Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
Three Months Ended May 31                               2003            2002
--------------------------------------------------------------------------------
Revenue:
 Feed and related sales                             $   866,221     $ 1,166,384
 Fed cattle sales                                       564,371       1,793,943
 Feedlot services                                       151,239         226,408
 Interest income                                         12,803          11,733
 Interest income - related parties                        4,500           4,500
 Other                                                    6,874          10,039
-------------------------------------------------------------------------------
     Total Revenue                                    1,606,009       3,213,007

Costs and Expenses:

 Cost of:

  Feed and related sales                                694,912         964,251
  Fed cattle sold                                       554,079       2,087,451
  Participation Company cattle sold
     - related parties                                     --              --
  Feedlot services                                      159,278         193,200
  Selling, general, and administrative                  155,398         148,365
  Equity in loss of investee                               --              --
  Interest                                               19,353          12,413
  Interest on note payable - related parties             26,855          30,696
-------------------------------------------------------------------------------
     Total Costs and Expenses                         1,609,875       3,436,376

  Income (Loss) Before Income Taxes                      (3,866)       (223,369)

Income Tax Expense (Benefit)                               --           (19,154)

   NET INCOME (LOSS)                                $    (3,866)    $  (204,215)
===============================================================================

   INCOME (LOSS) PER COMMON SHARE                   $     (0.00)    $     (0.03)
===============================================================================

Weighted Average Number of Common
   Shares Outstanding                                 6,404,640       6,404,640
===============================================================================

See Accompanying Notes to Consolidated Financial Statements.


MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------
Nine Months Ended May 31                                        2003           2002
--------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Cash received from customers                               $ 5,735,534    $ 8,423,712
 Cash paid to suppliers and employees                        (6,883,589)    (7,301,365)
 Interest received                                               28,496         45,722
 Interest paid                                                 (104,231)      (132,097)
 Income taxes paid                                                 --             --
--------------------------------------------------------------------------------------

     Net Cash Provided (Utilized) by Operating Activities    (1,223,790)     1,035,972
--------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
 Acquisition of property and equipment                             --           (5,900)
 Loans to related party                                            --             --
 Collections from cattle financing                            1,413,169           --

 Loans for cattle financing                                  (1,822,367)      (622,992)
 Proceeds from sale of other investments                           --             --
 Distributions received from other investments                     --             --
--------------------------------------------------------------------------------------
     Net Cash Provided (Used) by Investing Activities          (409,198)      (628,892)
--------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
 Proceeds from:
  Notes payable                                               8,226,485      8,559,883
  Long-term debt - related party                                   --             --
  Long-term debt                                                   --             --
 Principal payments on:
  Notes payable                                              (6,343,061)    (9,171,692)
  Capital lease obligations - related party                     (23,097)       (20,703)
  Long-term debt - related party                                (48,604)       (48,686)
  Long-term debt                                                 (3,225)        (5,440)
 Change in cash overdraft                                      (193,323)         6,643
--------------------------------------------------------------------------------------
     Net Cash Provided (Used) by Financing Activities         1,615,175       (679,995)
--------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                                 (17,813)      (272,915)
Cash, Beginning of Period
                                                                214,345        272,915
--------------------------------------------------------------------------------------

Cash, End of Period                                         $   196,532    $         0
======================================================================================

Continued on next page.
                                       6

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
--------------------------------------------------------------------------------
Nine Months Ended May 31                                 2003           2002
--------------------------------------------------------------------------------
Reconciliation of Net Income (Loss) to Net
 Cash Provided (Used) by Operating Activities:
 Net income (Loss)                                   $  (297,026)   $  (827,422)
 Adjustments:
  Depreciation and amortization                           70,823         70,823
  Equity in (earnings) loss of investee                     --             --
  Gain on sale of other investments                         --             --
  Deferred income taxes                                   25,411        (98,327)
  Unrealized hedging losses                               46,420         38,949
 Changes in assets and liabilities:
  (Increase) decrease in:
   Trade accounts receivable                             190,009        210,750
   Trade accounts receivable - related party              64,209       (198,011)
   Accounts receivable - related party                    72,946        164,657
   Inventories                                        (1,376,751)     1,754,334
   Prepaid expenses                                      (50,784)       (13,433)
   Deposits and other                                       --             --
  Increase (decrease) in:
   Trade accounts payable and accrued expenses            35,380       (151,343)
   Trade accounts payable - related parties                 --             --
   Customer advance feed contracts                          --             --
   Accounts payable related parties                       (4,428)        84,995
-------------------------------------------------------------------------------
Net Cash Provided (Used) by Operating Activities     $(1,223,790)   $ 1,035,972
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


Miller Feedlots Inc. (MFL) is a related-party entity due to partial common ownership. The Company's president and the chairman of the board of directors own all of the outstanding stock of MFL and together beneficially own 40% of the Company's stock. Toward the end of the 2002-second quarter, the Company reached an agreement with MFL whereby MFL will participate in 50% of the profits or losses from the fed cattle sales. For the third quarter, MFL's share of the fed cattle profits was $5,146 that is reported as Additional Paid in Capital and Additional Paid in Capital Receivable.

Gross profit was $173,652 for the quarter ended May 31, 2003, an increase of $231,819 from the $58,167 gross loss for the corresponding quarter in 2002. The gross (loss) percentages were 11% and (1.8)%, respectively, for the quarters ended May 31, 2003 and 2002. The increase in gross profit percentages is due to the increase in fat cattle prices. The gross profit percentages for fed cattle sales were 1.8% and (16.4%), respectively, for the quarters ended May 31, 2003 and 2002, the increase stemming from good market conditions. Feed and related sales gross profit percentage increased 2.5% while generating $30,824 less in gross profit due to lower volume. Feedlot services generated $(8,039) in gross profit for the third quarter compared to $33,208 the quarter ended May 31, 2002, the decrease in profits was directly related to the lack of numbers of cattle in the feedlot.


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

The net loss of $3,866 for the quarter ended May 31, 2003 is less than the $204,215 loss for the quarter ended May 31, 2002 and is generally a result of higher beef prices and smaller numbers of cattle in the feedlot.



Nine months ended May 31, 2003
------------------------------


Total revenues for the nine months ended May 31, 2003 decreased 3,103,719 or (36%) less than May 31, 2002. Fed cattle sales decreased $2,986,596 while representing 38% of the total revenues for the nine months ended May 31, 2003 compared to 59% of total revenues during the same period in 2002. Feed and related sales increased slightly due to higher prices in the feedlot. The increase of $127,059 represents a 4.6% increase in feed and related sales and is indicative of the increased feed prices due to the drought. Feedlot services decreased $219,069 or (33%), for the period ended May 31, 2003 compared to May 31, 2002. This was due to the small number of cattle in the feedlot.

Gross profit was $272,733 for the nine months ended May 31, 2003 an increase of $632,552 from the corresponding period in the year 2002. The gross profit percentage were 5.0% and (4.2)% respectively for the nine months ended May 31, 2003 and 2002 respectively. The increase in gross profit percentage is due to the price of cattle increasing and thus reducing the loss for the corresponding nine months. The gross profit percentage for fed cattle sales were (7.6%) and (16%), respectively, for the nine months ended May 31, 2003 and 2002. The decreased profit percentage being a result of lower fat cattle prices for an extended period of time and then coming up in the last quarter compared to a year ago. Feed and related sales gross profit percentage dropped to 17.3% from 17.5% and sales generated $29,072 more for the year 2003 compared to the same period the previous year, this was due to feed prices being higher overall and fewer cattle in the feedlot.


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


The net loss of $297,026 for the nine months ended May 31, 2003 is less than the net loss of $827,422 for nine months ended May 31, 2002 and is mainly due to the cattle losses incurred by company owned cattle and the lower cattle numbers in the feed yard.

Liquidity and Capital Resources



For the nine months ended May 31, 2003, operating activities utilized $(1,223,798). Company owned cattle increased $1,060,779 and a $389,856 change in cash from overdraft to excess was the two big changes. Working capital at May 31, 2003 was $(229,784).


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

                            PART II OTHER INFORMATION

Items 1 through 6 - None.

Item 6 Exhibits and reports on form 8-K:

            a) Exhibits
                  Exhibit 31 - Certification pursuant to Section 302 for
                   principal executive officer and principal financial officer.
                  Exhibit 32 - Certification pursuant to Section 906 for
                   principal executive officer and principal financial officer.

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


                                            MILLER DIVERSIFIED CORPORATION
                                                 (Registrant)

     Signature                              Title                     Date
     ---------                              -----                     ----


/s/ James E. Miller                  President, Principal          July 15, 2004
-------------------------            Executive Officer
    James E. Miller                  Principal Financial
                                     Officer, and Director

/s/ Clark A. Miller                  Secretary-Treasurer           July 15, 2004
-------------------------            Principal Marketing
    Clark A.Miller                   Officer

/s/ Norman M. Dean                   Chairman of the               July 15, 2004
-------------------------            Board and Director
    Norman M. Dean