Form 10QSB
period 2003-11-30
MILLER DIVERSIFIED CORP
filed 2004-08-31
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934


                     For the Quarter Ended November 30, 2003

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

                                  YES     NO  X
                                     -----  -----
The number of shares of Common Stock, with a par value of $.0001, that are outstanding on August 20, 2004, 6,404,640.

Transitional Small Business Disclosure Format: YES     NO  X
                                                  -----  -----

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                                           Nov. 30      Aug. 31
                                                            2003          2003
--------------------------------------------------------------------------------

ASSETS
------
Current Assets:
   Cash                                                   $ 26,895      $   --
   Receivables:
     Accounts receivable - related parties                   8,410          --
                                                          --------      --------
Total current assets                                        35,305          --
                                                          --------      --------
Other Assets:
     Notes receivable - related parties                     21,752          --
     Deferred income taxes                                    --            --
     Net assets of discontinued operations                    --         252,371
                                                          --------      --------
Total other assets                                          21,752       252,371
                                                          --------      --------
Total assets                                              $ 57,057      $252,371
                                                          ========      ========

LIABILITIES
-----------
Current Liabilities:
     Cash overdraft                                       $    --       $  9,262
Current portion of:
     Long-term debt - related party                         60,915        72,503
                                                          --------      --------
Total current liabilities                                   60,915        81,765
     Long-term debt - related party                        175,000          --
     Accrued interest - related party                          324          --
                                                          --------      --------
Total liabilities                                          236,239        81,765
                                                          --------      --------
Commitments
-----------


Continued on next page

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

-------------------------------------------------------------------------------
                                                        Nov. 30        Aug. 31
                                                          2003           2003
-------------------------------------------------------------------------------


STOCKHOLDERS' EQUITY
--------------------
Preferred stock                                             --             --
Common stock, par value $.0001 per share
  25,000,000 shares authorized; 6,404,640
  shares issued and outstanding                              640            640
Additional paid-in capital                             1,867,854      1,867,854
  Less: receivable for additional paid-in capital       (516,165)      (516,165)
Retained earnings                                     (1,531,511)    (1,175,723)
     Accumulated other comprehensive loss                   --           (6,000)
                                                     -----------    -----------
Total stockholders' equity                              (179,182)       170,606
                                                     -----------    -----------
Total liabilities and stockholders' equity           $    57,057    $   252,371
                                                     ===========    ===========


See Accompanying Notes to Consolidated Financial Statements.



MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------
Three Months Ended November 30                                    2003           2002
-----------------------------------------------------------------------------------------

Revenue:
--------
Total revenue                                                         --             --
                                                               -----------    -----------
Costs and Expenses:

Interest on note payable - related party                             1,484          3,323
                                                               -----------    -----------
Total costs and expenses                                             1,484          3,223
                                                               -----------    -----------
Loss before income taxes                                            (1,484)        (3,323)


Income tax expense                                                    --             --
                                                               -----------    -----------
Loss from continuing operations                                     (1,484)        (3,323)
                                                               -----------    -----------

Discontinued Operations:
Loss from operations of disposed net assets                       (171,680)      (219,305)
Loss on disposal of net assets                                    (182,624)          --
                                                               -----------    -----------
                                                                  (354,304)      (219,305)
                                                               -----------    -----------

NET LOSS                                                       $  (355,788)   $  (222,628)
                                                               ===========    ===========

Loss per Common Share:
Loss from continuing operations                                $      --      $      --
Loss from discontinued operations                                    (0.03)         (0.03)
Loss on disposal of net assets                                       (0.03)          --
                                                               -----------    -----------
LOSS PER COMMON SHARE                                          $     (0.06)   $     (0.03)

                                                               ===========    ===========
Weighted average number of common
   shares outstanding                                            6,404,640      6,404,640
                                                               ===========    ===========


See Accompanying Notes to Consolidated Financial Statements

                                             4



MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------
Three Months Ended November 30,                                   2003         2002
-------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net loss from continuing operations                            $  (1,484)   $  (3,323)
Adjustments to reconcile net loss to net cash flows
from operating activities:
    Changes in assets and liabilities:
      Increase in accounts receivable - related parties           (8,410)        --
      Increase in accrued interest payable - related parties         324         --
                                                               ---------    ---------

Net cash used in continuing operations                            (9,570)      (3,323)
Net cash provided by (used in) discontinued operations            34,365     (134,048)
                                                               ---------    ---------

Net cash provided by (used in) operating activities               24,795     (137,371)

Cash Flows From Investing Activities:
  Increase in note receivable - related party                    (21,752)        --
                                                               ---------    ---------

Net cash used in continuing operations                           (21,752)        --
Net cash provided by discontinued operations                      46,284      412,723
Cash paid in sale of net assets                                 (307,281)        --
                                                               ---------    ---------

Net cash provided by (used in) investing activities             (282,749)     412,723


Cash Flows From Financing Activities:
Proceeds from:
Long-term debt - related party                                   175,000         --
Principal payments on:
Long-term debt - related party                                   (11,588)     (15,800)
Change in cash overdraft                                        (139,695)        --
                                                               ---------    ---------
Net cash provided by (used in) continuing operations              23,717      (15,800)
Net cash used in discontinued operations                         (60,538)    (289,650)
                                                               ---------    ---------

Net cash used in financing activities                            (36,821)    (305,450)
                                                               ---------    ---------
Net decrease in cash                                            (294,775)     (30,098)
Cash, beginning of period                                        321,670      214,345
                                                               ---------    ---------
Cash, end of Period                                            $  26,895    $ 184,247
                                                               =========    =========


See Accompanying Notes to Consolidated Financial Statements.


                                             5

MLLER DIVERSIFIED CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

---------------------

The consolidated balance sheets as of November 30, 2003 and August 31, 2003, the consolidated statements of earnings and of cash flows for the three months ended November 30, 2003 and 2002 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted as allowed by the rules and regulations of the Securities and Exchange Commission.

In preparation of the above-described financial statements, all adjustments of a normal and recurring nature have been made. The Company believes that the accompanying financial statements contain all adjustments necessary to present fairly the results of operations and cash flows for the periods presented. Further, management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the annual financial statements and the notes thereto. The operations for the three-month period ended November 30, 2003 are not necessarily indicative of the results to be expected for the year.

Company-owned Cattle:
As a result of the Company's line-of-credit which financed the feeding of Company-owned cattle not being renewed in January 2003, the remaining Company-owned cattle were completed and sold by August 31, 2003. No Company-owned cattle were fed during the three months ended November 30, 2003 during which time the Company was pursuing financing that would allow them to feed cattle.

Related-Party Transactions
--------------------------

The Company had an agreement with a related party, Miller Feed Lots, Inc. (MFL) to share losses from the Company's fed cattle sales beginning September 1, 2001. Under the agreement, the amount due from MFL is cancelled if the Company ceases to feed cattle. The agreement is reported as additional paid-in capital less the related receivable from MFL. At November 30, 2003, this receivable amounted to $516,165. Subsequently in May 2004, the Company's management concluded they had exhausted their efforts to obtain financing to continue feeding cattle, which triggered the cancellation of the $516,165 due from MFL and the related additional paid-in capital.

Sale of Assets and Liabilites:
Effective October 31, 2003, the Company's shareholders approved the sale of substantially all of its assets and liabilities to MFL. The sales agreement also provided for cancellation of lease agreement between the two entities for the feedlot facility in exchange for paying a cancellation fee of $250,000 to MFL. The sale resulted in a net receivable from MFL of $21,752 and a loss on sale of $182,624. After the sale, the Company had no active operating activity.

The note receivable created from the sale of assets and liabilities sold to MFL consisted of the following:

Cash                                   $      307,281
Accounts receivable                           542,250
Notes receivable                            1,688,500
Inventories                                   466,480
Other current assets                           14,136
Other assets                                   11,495
                                          -----------

Total assets                            $   3,030,142

Accounts payable                              785,543
Accrued expenses                               41,152
Notes payable                               1,955,095
                                            ---------

Total liabilities                       $   2,781,790

Net assets disposed of                        248,352
Sales price for fixed assets                   23,400
Cancellation fee                          (   250,000)
                                           ----------

Note receivable - MFL                   $      21,752
                                          ===========

The loss created from the sale of assets and liabilities sold to MFL consisted of the following:

Property and equipment - net            $ (   822,113)
Capital lease obligation                      866,089
Sales price for fixed assets                   23,400
Cancellation fee                          (   250,000)
                                           ----------

Loss on sale                            $ (   182,624)
                                           ==========

--------------------------------------

Notes Payable:
During the quarter ended November 30, 2003, the Company has a $175,000 unsecured note payable to a related entity. The note plus accrued interest at 7.5% is due upon demand. Interest of $324 was included in operations for the quarter ended November 30, 2003. Interest payable at November 30, 2003 totaled $324.

During the quarter ended November 30, 2003, the Company has a $300,000 note payable to a related entity. The balance of this note at November 30, 2003 was $60,915. During the quarter ended November 30, 2003 $12,748 was paid which included $1,160 of interest that was included in operations.

New Accounting Pronouncements
-----------------------------

Management does not believe there are new accounting standards the implementation of which will significantly impact the Company's financial statements.


ITEM 3.   CONTROLS AND PROCEDURES


The Company disposed of its active business operations during the fiscal quarter ended November 30, 2003. As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures had not been effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, in particular, disclosure controls and procedures relative to off balance sheet arrangements and guarantees. Consequently, the Company instituted procedures to ensure that off balance sheet arrangements and guarantees pertaining to cattle feeding arrangements between the Company and its customers are properly disclosed in the financial statements and public filings. The Company thereby effected a change in its internal control over financial reporting beginning with the Company's November 30, 2003 fiscal quarter. With the disposal of the Company's cattle feeding business, specific controls relating to cattle feeding arrangements will no longer pertain to the Company's public filings. However, general controls over off-balance sheet arrangements and guarantees remain in effect.

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

                                            MILLER DIVERSIFIED CORPORATION
                                            ------------------------------
                                                     (Registrant)

Signature                            Title                             Date
---------                            -----                             ----
/s/  James E. Miller              President, Principal           August 30, 2004
-----------------------------     Executive Officer
     James E. Miller              Principal Financial
                                  Officer, and Director

/s/  Clark A. Miller              Secretary-Treasurer            August 30, 2004
-----------------------------     Principal Marketing
     Clark A. Miller              Officer

/s/  Norman M. Dean               Chairman of the                August 30, 2004
-----------------------------     Board and Director
     Norman M. Dean