Form 10QSB
period 2004-02-29
MILLER DIVERSIFIED CORP
filed 2004-08-31
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934


                     For the Quarter Ended February 29, 2004

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

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                                          Feb. 29        Aug. 31
                                                            2004          2003
--------------------------------------------------------------------------------

ASSETS
------
Current Assets:
     Cash                                                 $    462      $   --
   Receivables:
     Accounts receivable - related parties                  17,137          --
                                                          --------      --------
Total current assets                                        17,600          --
                                                          --------      --------
Other Assets:
     Notes receivable - related parties                     21,752          --
     Deferred income taxes                                    --            --
     Net assets of discontinued operations                    --         252,371
                                                          --------      --------
Total other assets                                          21,752       252,371
                                                          --------      --------
Total assets                                              $ 39,351      $252,371
                                                          ========      ========

LIABILITIES
-----------
Current Liabilities:
     Cash overdraft                                       $   --        $  9,262
Current portion of:
     Long-term debt - related party                           --          72,503
                                                          --------      --------
Total current liabilities                                     --          81,765
     Long-term debt - related party                        262,000          --
     Accrued interest - related party                        5,066          --
                                                          --------      --------
Total liabilities                                          267,066        81,765
                                                          --------      --------

Commitments
-----------

Continued on next page

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS - Continued
--------------------------------------------------------------------------------
                                                        Feb. 29         Aug. 31
                                                         2004           2003
--------------------------------------------------------------------------------


STOCKHOLDERS' EQUITY
--------------------
Preferred stock                                             --             --
Common stock, par value $.0001 per share
  25,000,000 shares authorized; 6,404,640
  shares issued and outstanding                              640            640
Additional paid-in capital                             1,867,854      1,867,854
  Less: receivable for additional paid-in capital       (516,165)      (516,165)
Retained earnings                                     (1,580,044)    (1,175,723)
     Accumulated other comprehensive loss                   --           (6,000)
                                                     -----------    -----------
Total stockholders' equity                              (227,715)       170,606
                                                     -----------    -----------
Total liabilities and stockholers' equity            $    39,351    $   252,371
                                                     ===========    ===========


See Accompanying Notes to Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
Six Months Ended February 29 and 28                    2004            2003
--------------------------------------------------------------------------------

Revenue:
--------
Total revenue                                              --              --
                                                    -----------     -----------

Costs and Expenses:
Selling, general, and administrative                     43,571            --
Interest on note payable - related party                  6,446           6,247
                                                    -----------     -----------
Total costs and expenses                                 50,017          (6,247)
                                                    -----------     -----------
Loss before income taxes                                (50,017)         (6,247)


Income tax expense                                         --              --
                                                    -----------     -----------

Loss from continuing operations                         (50,017)         (6,247)
                                                    -----------     -----------

Discontinued Operations:
Loss from operations of disposed net assets            (171,680)       (286,915)
Loss on disposal of net assets                         (182,624)           --
                                                    -----------     -----------
                                                       (354,304)       (286,915)
                                                    -----------     -----------

NET LOSS                                            $  (404,321)    $  (293,162)
                                                    ===========     ===========

Loss per Common Share:
Loss from continuing operations                     $      --       $      --
Loss from discontinued operations                         (0.03)          (0.05)
Loss on disposal of net assets                            (0.03)           --
                                                    -----------     -----------
LOSS PER COMMON SHARE                               $     (0.06)    $     (0.05)
                                                    ===========     ===========
Weighted average number of common
   shares outstanding                                 6,404,640       6,404,640
                                                    ===========     ===========


See Accompanying Notes to Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------
Three Months Ended February 29 and 28                   2004            2003
-------------------------------------------------------------------------------

Revenue:
--------
Total revenue                                              --              --
                                                    -----------     -----------

Costs and Expenses:
Selling, general, and administrative                     43,571            --
Interest on note payable - related party                  4,962           2,516
                                                    -----------     -----------
Total costs and expenses                                 48,533          (2,516)
                                                    -----------     -----------
Loss before income taxes                                (48,533)         (2,516)

Income tax expense                                         --              --
                                                    -----------     -----------

Loss from continuing operations                         (48,533)         (2,516)
                                                    -----------     -----------

Discontinued Operations:
Loss from operations of disposed net assets                --           (68,018)
Loss on disposal of net assets                             --              --
                                                    -----------     -----------
                                                        (48,533)        (70,534)
                                                    -----------     -----------

NET LOSS                                            $   (48,533)    $   (70,534)
                                                    ===========     ===========

Loss per Common Share:

Loss from continuing operations                     $      --       $      --
Loss from discontinued operations                          --             (0.01)
Loss on disposal of net assets                             --              --
                                                    -----------     -----------
LOSS PER COMMON SHARE                               $      --       $     (0.01)
                                                    ===========     ===========
Weighted average number of common
   shares outstanding                                 6,404,640       6,404,640
                                                    ===========     ===========


See Accompanying Notes to Consolidated Financial Statements.



MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------
Six Months Ended February 29,                                      2004           2003
-----------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net loss from continuing operations                            $   (50,017)   $    (6,247)
Adjustment to reconcile net loss to net cash flows
 from operating activities:
    Changes in assets and liabilities:
      Increase in accounts receivable - related parties            (17,137)          --
      Increase in accrued interest payable - related parties         5,066           --
                                                               -----------    -----------

Net cash used in continuing operations                             (62,088)        (6,247)
Net cash provided by (used in) discontinued operations              34,365     (1,201,148)
                                                               -----------    -----------
Net cash used in operating activities                              (27,723)    (1,207,395)

Cash Flows from Investing Activities:
  Increase in note receivable - related party                      (21,752)          --
                                                               -----------    -----------
Net cash used in continuing operations                             (21,752)          --
Net cash provided by discontinued operations                        46,284        324,365
Cash paid in sale of assets                                       (307,281)          --
                                                               -----------    -----------
Net cash provided by (used in) investing activities               (282,749)       324,365

Cash Flows from Financing Activities:
Proceeds from:
Long-term debt - related party                                     262,000           --
Principal payments on:
Long-term debt - related party                                     (72,503)       (31,998)
Change in cash overdraft                                          (139,695)          --
                                                               -----------    -----------
Net cash provided by (used in) continuing operations                49,802        (31,998)
Net cash provided by (used in) discontinued operations             (60,538)       886,638
                                                               -----------    -----------
Net cash provided by (used in) financing activities                (10,736)       854,640
                                                               -----------    -----------
Net decrease in cash                                              (321,208)       (28,390)
Cash, beginning of period                                          321,670        214,345
                                                               -----------    -----------
Cash, end of period                                            $       462    $   185,955
                                                               ===========    ===========


See Accompanying Notes to Consolidated Financial Statements.



MLLER DIVERSIFIED CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

---------------------

The consolidated balance sheets as of February 29, 2004 and August 31, 2003, the consolidated statements of earnings and of cash flows for the three months and six months ended February 29, 2004 and February 28, 2003 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted as allowed by the rules and regulations of the Securities and Exchange Commission.

In preparation of the above-described financial statements, all adjustments of a normal and recurring nature have been made. The Company believes that the accompanying financial statements contain all adjustments necessary to present fairly the results of operations and cash flows for the periods presented. Further, management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the annual financial statements and the notes thereto. The operations for the six-month period ended February 29, 2004 are not necessarily indicative of the results to be expected for the year.

Company-owned Cattle:
As a result of the Company's line-of-credit which financed the feeding of Company-owned cattle not being renewed in January 2003, the remaining Company-owned cattle were completed and sold by August 31, 2003. No Company-owned cattle were fed during the three months ended February 29, 2004 during which time the Company was pursuing financing that would allow them to feed cattle.

The Company had an agreement with a related party, Miller Feed Lots, Inc. (MFL) to share losses from the Company's fed cattle sales beginning September 1, 2001. Under the agreement, the amount due from MFL is cancelled if the Company ceases to feed cattle. The agreement is reported as additional paid-in capital less the related receivable from MFL. At February 29, 2004, this receivable amounted to $516,165. Subsequently in May 2004, the Company's management concluded they had exhausted their efforts to obtain financing to continue feeding cattle, which triggered the cancellation of the $516,165 due from MFL and the related additional paid-in capital.

Notes Payable:
During the quarter ended February 29, 2004 the Company has two notes that have a combined balance of $262,000. The notes plus accrued interest at 7.5% are due upon demand. Interest of $4,742 was included in operations for the quarter ended February 29, 2004. Interest payable at February 29, 2004 totaled $5,066.

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