Form 10QSB
period 2004-05-31
MILLER DIVERSIFIED CORP
filed 2004-08-31
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934


                       For the Quarter Ended May 31, 2004

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

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                                           May 31        Aug. 31
                                                            2004          2003
--------------------------------------------------------------------------------

ASSETS
------

Current Assets:
     Cash                                                 $    364      $   --

   Receivables:
     Accounts receivable - related parties                   7,732          --
                                                          --------      --------
Total current assets                                         8,096          --
                                                          --------      --------
Other Assets:
     Notes receivable - related parties                     21,752          --
     Deferred income taxes                                    --            --
     Net assets of discontinued operations                    --         252,371
                                                          --------      --------
Total other assets                                          21,752       252,371
                                                          --------      --------
Total assets                                              $ 29,848      $252,371
                                                          ========      ========

LIABILITIES
-----------

Current Liabilities:
     Cash overdraft                                       $   --        $  9,262
Current portion of:
     Long-term debt - related party                           --          72,503
                                                          --------      --------
Total current liabilities                                     --          81,765
     Long-term debt - related party                        262,000          --
     Accrued interest - related party                       10,105          --
                                                          --------      --------
Total liabilities                                          272,105        81,765
                                                          --------      --------

Commitments
-----------

Continued on next page

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

-------------------------------------------------------------------------------
                                                        May 31         Aug. 31
                                                         2004           2003
-------------------------------------------------------------------------------


STOCKHOLDERS' EQUITY
--------------------

Preferred stock                                             --             --
Common stock, par value $.0001 per share
  25,000,000 shares authorized; 6,404,640
  shares issued and outstanding                              640            640
Additional paid-in capital                             1,351,689      1,867,854
  Less: receivable for additional paid-in capital           --         (516,165)
Retained earnings                                     (1,594,586)    (1,175,723)
     Accumulated other comprehensive loss                   --           (6,000)
                                                     -----------    -----------
Total stockholders' equity                              (242,257)       170,606
                                                     -----------    -----------
Total liabilities and stockholders' equity           $    29,848    $   252,371
                                                     ===========    ===========


See Accompanying Notes to Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
Nine Months Ended May 31                                2004            2003
--------------------------------------------------------------------------------

Revenue:
--------

Total revenue                                              --              --
                                                    -----------     -----------
Costs and Expenses:
Selling, general, and administrative                     53,074            --

Interest on note payable - related party                 11,485           8,763
                                                    -----------     -----------

Total costs and expenses                                 64,559          (8,763)
                                                    -----------     -----------

Loss before income taxes                                (64,559)         (8,763)

Income tax expense                                         --              --
                                                    -----------     -----------

Loss from continuing operations                         (64,559)         (8,763)
                                                    -----------     -----------

Discontinued Operations:
Loss from operations of disposed net assets            (171,680)       (288,265)
Loss on disposal of net assets                         (182,624)           --
                                                    -----------     -----------
                                                       (354,304)       (288,265)
                                                    -----------     -----------

NET LOSS                                            $  (418,863)    $  (297,028)
                                                    ===========     ===========

Loss per Common Share:
Loss from continuing operations                     $     (0.01)    $      --
Loss from discontinued operations                         (0.03)          (0.05)
Loss on disposal of net assets                            (0.03)           --
                                                    -----------     -----------

LOSS PER COMMON SHARE                               $     (0.07)    $     (0.05)
                                                    ===========     ===========

Weighted average number of common
   shares outstanding                                 6,404,640       6,404,640
                                                    ===========     ===========


See Accompanying Notes to Consolidated Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------
Three Months Ended May 31                              2004            2003
-------------------------------------------------------------------------------

Revenue:
--------

Total revenue                                              --              --
                                                    -----------     -----------

Costs and Expenses:
Selling, general, and administrative                      9,503            --
Interest on note payable - related party                  5,039           2,516
                                                    -----------     -----------

Total costs and expenses                                 14,542          (2,516)
                                                    -----------     -----------
Loss before income taxes                                (14,542)         (2,516)

Income tax expense                                         --              --
                                                    -----------     -----------

Loss from continuing operations                         (14,542)         (2,516)
                                                    -----------     -----------


Discontinued Operations:
Loss from operations of disposed net assets                --            (1,350)
Loss on disposal of net assets                             --              --
                                                    -----------     -----------
                                                        (14,542)         (1,350)
                                                    -----------     -----------

NET LOSS                                            $   (14,542)    $    (3,866)
                                                    ===========     ===========

Loss per Common Share:
Loss from continuing operations                     $      --       $      --
Loss from discontinued operations                          --              --
Loss on disposal of net assets                             --              --
                                                    -----------     -----------

LOSS PER COMMON SHARE                               $      --       $      --
                                                    ===========     ===========

Weighted average number of common
   shares outstanding                                 6,404,640       6,404,640
                                                    ===========     ===========


See Accompanying Notes to Consolidated Financial Statements.



MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------
Nine Months Ended May 31,                                         2004            2003
------------------------------------------------------------------------------------------


Cash Flows from Operating Activities:
Net loss from continuing operations                            $   (64,559)   $    (8,763)
Adjustments to reconcile net loss to net cash flows from
 operating activities:
    Changes in assets and liabilities:
      Increase in accounts receivable - related parties             (7,732)          --
      Increase in accrued interest payable - related parties        10,105           --
                                                               -----------    -----------
Net cash used in continuing operations                             (62,186)        (8,763)
Net cash provided by (used in) discontinued operations              34,365     (1,215,027)
                                                               -----------    -----------
Net cash used in operating activities                              (27,821)    (1,223,790)

Cash Flows from Investing Activities:
  Increase in note receivable - related party                      (21,752)          --
                                                               -----------    -----------
Net cash used in continuing operations                             (21,752)          --
Net cash provided by (used in) discontinued operations              46,284       (409,198)
Cash paid in sale of assets                                       (307,281)          --
                                                               -----------    -----------
Net cash used in investing activities                             (282,749)      (409,198)

Cash Flows from Financing Activities:
Proceeds from:
Long-term debt - related party                                     262,000           --
Principal payments on:
Long-term debt - related party                                     (72,503)       (48,604)
Change in cash overdraft                                          (139,695)          --
                                                               -----------    -----------
Net cash provided by (used in) continuing operations                49,802        (48,604)
Net cash provided by (used in) discontinued operations             (60,538)     1,663,779
                                                               -----------    -----------
Net cash provided by (used in) financing activities                (10,736)     1,615,175
                                                               -----------    -----------
Net decrease in cash                                              (321,306)       (17,813)
Cash, beginning of period                                          321,670        214,345
                                                               -----------    -----------
Cash, end of period                                            $       364    $   196,532
                                                               ===========    ===========


See Accompanying Notes to Consolidated Financial Statements.

                                            6

MLLER DIVERSIFIED CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

---------------------

The consolidated balance sheets as of May 31, 2004 and August 31, 2003, the consolidated statements of earnings and of cash flows for the three months and nine months ended May 31, 2004 and 2003 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted as allowed by the rules and regulations of the Securities and Exchange Commission.

In preparation of the above-described financial statements, all adjustments of a normal and recurring nature have been made. The Company believes that the accompanying financial statements contain all adjustments necessary to present fairly the results of operations and cash flows for the periods presented. Further, management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the annual financial statements and the notes thereto. The operations for the nine-month period ended May 31, 2004 are not necessarily indicative of the results to be expected for the year.

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

The Company had an agreement with a related party, Miller Feed Lots, Inc. (MFL) to share losses from the Company's fed cattle sales beginning September 1, 2001. Under the agreement, the amount due from MFL is cancelled if the Company ceases to feed cattle. The agreement is reported as additional paid-in capital less the related receivable from MFL. At March 1, 2004, this receivable amounted to $516,165. In May 2004, the Company's management concluded they had exhausted their efforts to obtain financing to continue feeding cattle, which triggered the cancellation of the $516,165 due from MFL and the related additional paid-in capital.

Notes Payable:
During the quarter ended May 31, 2004 the Company has two notes that have a combined balance of $262,000. The notes plus accrued interest at 7.5% are due upon demand. Interest of $5,039 was included in operations for the quarter ended May 31, 2004. Interest payable at May 31, 2004 totaled $10,105.

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