Form 10KSB
period 2004-08-31
MILLER DIVERSIFIED CORP
filed 2004-12-14
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           ---------------------------

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         ------------------------------

                    For the fiscal year ended August 31, 2004

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B if not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Registrant's revenues for its most recent fiscal year were $0.

The aggregate market value of voting stock held by nonaffiliated of the Registrant was $186,760 based on the closing bid and asks prices as reported on the NASD Over-the-Counter Bulletin Board on December 10, 2004.

There were 6,404,640 shares of common stock $.0001 par value outstanding as of December 10, 2004.

Documents incorporated by reference:  None.

                                     PART I

ITEM 1 DESCRIPTION OF BUSINESS
------------------------------

General Development of Business.
--------------------------------

Miller Diversified Corporation (the Company) is a publicly held Nevada corporation that was formed in 1987 as the result of several transactions and mergers of predecessor companies. In 1987, the Company acquired the commercial cattle feeding business and some farms of Miller Feed Lots, Inc. (MFL), a related entity as described later herein. The farms were subsequently sold, but the Company's principal business, remained commercial cattle feeding that was operated on a feedlot facility and with equipment leased or rented from MFL until October 31, 2003. The Company also had a wholly owned subsidiary, Miller Feeders, Inc. (MFI) which was acquired in 1987. MFI is a cattle brokerage company that earns commissions from the purchasing of feeder cattle and selling finished cattle for the Company's cattle feeding customers, and for brokering certain "outside" cattle purchases and sales. MFI has the required bond to enable it to receive and distribute the sales proceeds from the sale of feeding customers' cattle. During fiscal 1996, the Company sold to MFL two of its subsidiaries, La Salle Commodity and Cattle Services Co., a commercial commodity brokerage firm which had been acquired in 1990 and Miller Trading Co., a retail commodity brokerage firm which had been formed by the Company in January 1995. Also during fiscal 1996, the Company merged its subsidiary Genetic Engineering, Inc. (GEI), which was acquired in 1992, into the Company. The Company sold the assets of the prior GEI in July 1997.

Effective October 31, 2003, a majority of the Company's shareholders approved an agreement dated September 19, 2003 to sell substantially all of the assets and liabilities of the Company from its feedlot operations to Miller Feed Lots, Inc., a related party ("MFL"), in consideration of MFL's agreement to release the Company from its lease agreement with MFL. As part of the arrangement, the Company also paid MFL a lease cancellation fee of $250,000. The assets consisted of procurement feeder cattle (held for custom feeders), all receivables, inventory, pre-paid expenses, equipment used in the cattle feeding business, leasehold improvements, notes receivable, certain deposits, all shares of common stock and other equity rights in the Company's subsidiary Miller Feeders, Inc., and cattle feeding contracts with customers. Revenues and expenses of the disposed assets have been accounted for as a discontinued operation.

The decision to sell the feedlot assets and liabilities was based on the Company's recurring operating losses from the cattle feeding business in each of the past three years, with no foreseeable prospect that the cattle market would improve in the near future to the point that Company's operations could become profitable. Because of the losses, Farm Credit Services which had provided a credit line of $3,000,000 had advised the Company that the line of credit, which matured December 31, 2002, would not be renewed. For the same reasons, management considered it unlikely that the Company would be able to secure capital for cattle feeding from other sources on terms favorable to the Company. Management determined that stockholders may be better served by investment in a different business. Subsequent to the disposal, management intends to take advantage of the Company's status as an SEC reporting company to convert the Company to a capital access entity.

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

The Company is headquartered near La Salle, Colorado at the site of its former cattle feeding operations. La Salle is about 40 miles northeast of Denver, Colorado in the South Platte River Valley of Weld County.

Products and Services
---------------------

The Company's principal business was cattle feeding, which includes the selling of feed and services to customers who place their cattle in the Company's feedlot as well as also feeding cattle for its own account. This business was sold to a related party as of October 31, 2003.


Raw Materials
-------------

The Company has no need of raw materials at this time due to the sale of its assets.

Major Customers
---------------

During the fiscal year ended August 31, 2004, the Company had no customer to whom sales accounted for more than 10% of the Company's consolidated revenues.

Competition
-----------

We will encounter competition from firms, which engage in business combinations. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than we will. In view of our combined limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors. Also, we will be competing with a number of other small, blank check public and shell companies.

Government Regulations
----------------------

None

Employees
---------

The Company employs no one at this time other than the board of directors.



ITEM 2 PROPERTIES
-----------------

None.

ITEM 3 LEGAL PROCEEDINGS
------------------------

The Company is not presently involved in any legal proceedings. However, on November 29, 2004, Norman Dean, James Miller and Clark Miller, each of whom is a director of the Company, received a letter from legal counsel to Charles Srebnik, a shareholder of the Company. The letter states that Mr. Srebnik and his family members, who collectively claim to own approximately 490,000 shares of the Company's common stock, intend to commence a shareholder derivative action against Messrs Dean, Miller and Miller in their capacities as officers and directors of the Company.

The letter states that the action will be brought in the name of and for the benefit of the Company, which will be named as a nominal defendant, and will name Norman Dean, James Miller and Clark Miller as defendants. The letter generally alleges that Messrs Dean, Miller and Miller committed ultra vires acts as officers and directors of the Company, including violating their fiduciary duties of loyalty and good faith, engaging in fraud and self-dealing, wasting corporate assets and misappropriating corporate opportunities by (i) unlawfully selling the Company's business and assets; (ii) operating the Company solely for personal benefit at the expense of the Company's shareholders; (iii) misusing Company assets for personal benefit; (iv) failing to properly oversee and implement policies and procedures to ensure the Company's compliance with GAAP and the Sarbanes-Oxley Act; and (v) violating provisions of federal securities laws and other laws by making and causing the Company to make false and misleading statements and to omit to disclose material information. The letter alleges damages on the Company's behalf equal to $2,223,000 plus interest, costs, fees and expenses. The Company and the purported defendants intend to respond following service of the complaint.




ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
----------------------------------------------------------

No matters were submitted to a vote of the stockholders in the fourth quarter of the fiscal year covered by this Annual Report. Previously, on October 14, 2003, a definitive proxy was filed regarding a stockholders meeting on October 31, 2003, to consider and vote on a proposal to sell substantially all of the assets of the Company to Miller Feed Lots, Inc., an affiliate company owned and controlled by the companies board of directors. The meeting was held on October 31, 2003, and the proposal was approved. The number of votes in favor of selling the assets was 3,345,283; those against the sale of assets were 512,870.

PART II

ITEM 5 MARKETS FOR THE COMMON STOCK AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------

The number of record holders of the Company's common stock as of August 31, 2004 was 1,446 according to information furnished by the Company's transfer agent.

The following table sets forth the high and low bid quotations for the Company's common stock, as reported by the National Quotation Bureau, Inc. Accordingly, the stock quotations listed below are not necessarily indicative of future trading activity or price trends.

                Quarter Ended                      High Bid      Low Bid
                -------------                      --------      -------

       2004
         November 30, 2003                           $ .10        $ .05
         February 28, 2004                           $ .09        $ .06
         May 31, 2004                                $ .06        $ .06
         August 31, 2004                             $ .06        $ .05

       2003
         November 30, 2002                           $ .06        $ .06
         February 28, 2003                           $ .06        $ .06
         May 31, 2003                                $ .06        $ .06
         August 31, 2003                             $ .05        $ .05


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

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------

The Company had a net loss of $455,720 for fiscal year ending August 31, 2004. This compares to a net loss of $565,968 for the prior fiscal year. Key factors affecting the loss are driven by the sale of the public company's assets. Net loss for fiscal 2004 is comprised of $101,416 from continuing operations, including administrative expense and interest, $171,680 in loss from the operation of the discontinued feedlot facility for the two-month period prior to disposal, and $182,624 loss from the disposal of the feedlot business.


The Company has completed the sale of its assets to related party and is no longer running any business operations other than possibly selling the public shell to businesses that would like to become a public company.



Liquidity and Capital resources

Working capital on August 31, 2004 was $(279,114) compared to $378,319 at August 31, 2003, a decrease of $657,433. This decrease is attributable to the sale of assets.

Current assets of $340 at August 31, 2004 decreased $4,331,364 over the prior year or (99%). This is primarily attributable to the sale of company assets. Current liabilities decreased by $3,881,644 (93%) to $279,454. This decrease relates primarily to the sale of liabilities when the company was sold. The sole remaining liability is a note payable to Miller Feed Lots, Inc., the purchaser of the Company's feedlot assets, which advanced funds to the Company to retire certain obligations not assumed in the asset sale. The note is due on demand with interest at 7.5%.


Market Risk

None.

Recent Accounting Pronouncements

Management does not believe there are new accounting standards the implementation of which will significantly impact the Company's financial statements.

ITEM 7 FINANCIAL STATEMENTS
---------------------------


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Miller Diversified Corporation as of August 31, 2004 and 2003, and the related statements of operations, cash flows, and stockholders' equity for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Miller Diversified Corporation as of August 31, 2004 and 2003, and the results of its operations, its cash flows, and its changes in stockholders' equity for each of the years ended August 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

As mentioned in Footnote 3 to the financial statements, the Company has incurred significant operating losses for the past several years resulting in a retained deficit balance of $1,631,443, and negative net worth of $279,114, after having disposed of its operating assets and liabilities during the year ended August 31, 2004. The Company currently has virtually no assets and is reliant upon a related party for funding. Furthermore, one of the Company's shareholders has indicated an intention to file a suit against the Company and its management over actions taken by management during the past several years. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's future plans are discussed in footnote 3. No adjustments have been made to the accompanying financial statements, which may be necessary if the Company is unable to continue.


Denver, Colorado
November 17, 2004

(except for note 7, which is
dated November 30, 2004)

                                                          /S/ COMISKEY & COMPANY
                                                        PROFESSIONAL CORPORATION

                         Miller Diversified Corporation
                                 BALANCE SHEETS

     ASSETS                                           August 31,     August 31,
CURRENT ASSETS                                           2004           2003
                                                     -----------    -----------

 Cash and cash equivalents                           $       340    $      --
                                                     -----------    -----------

     Total current assets                                    340           --


OTHER ASSETS
 Total assets of discontinued operations                    --        4,331,704
                                                     -----------    -----------
                                                            --        4,331,704
                                                     -----------    -----------

                                                     $       340    $ 4,331,704
                                                     -----------    -----------

     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Cash overdraft                                      $      --      $     9,262
 Accounts payable - related party                          2,396           --
 Current portion of:
 Long-term debt - related party                          262,000         72,503
 Accrued interest - related party                         15,058           --
 Total liabilities of discontinued operations               --        4,079,333
                                                     -----------    -----------
               Total current liabilities                 279,454      4,161,098

LONG-TERM LIABILITIES                                       --             --

STOCKHOLDERS' EQUITY
 Preferred stock                                            --             --
 Common stock, par value $.0001 per share,
 25,000,000 shares authorized;
 6,404,640 shares issued and outstanding                     640            640
 Additional paid-in capital                            1,351,689      1,867,854
 Less: Receivable for additional paid-in capital            --         (516,165)
 Retained earnings (deficit)                          (1,631,443)    (1,175,723)
 Accumulated other comprehensive income (loss)              --           (6,000)
                                                     -----------    -----------
               Total stockholders' equity
                (deficit)                               (279,114)       170,606
                                                     -----------    -----------

                                                     $       340    $ 4,331,704
                                                     ===========    ===========

The accompanying notes are an integral part of the financial statements.

                         Miller Diversified Corporation
                            STATEMENTS OF OPERATIONS

                                                    For the year    For the year
                                                       ended           ended
                                                     August 31,      August 31,
                                                        2004           2003
                                                    -----------     -----------

        Total revenue                                      --              --

Other income (expense)
  Selling, general, and administrative                  (84,978)           --
  Interest on notes payable - related party             (16,438)           --
                                                    -----------     -----------

                                                       (101,416)           --
                                                    -----------     -----------

        Loss before income taxes                       (101,416)           --

Income tax expense                                         --              --
                                                    -----------     -----------

        Loss from continuing operations                (101,416)           --

Discontinued operations
 Loss from operations of disposed net assets           (171,680)       (565,968)
 Loss on disposal of net assets                        (182,624)           --
                                                    -----------     -----------

                                                       (354,304)       (565,968)
                                                    -----------     -----------

        Net Loss                                       (455,720)       (565,968)


Retained earnings (deficit)
 Balance, beginning of year                          (1,175,723)       (609,755)
                                                    -----------     -----------

 Balance, end of year                               $(1,631,443)    $(1,175,723)
                                                    ===========     ===========

 Loss per common share
        Loss from continuing operations             $     (0.01)    $      --
       Loss from discontinued operations                  (0.03)          (0.09)
        Loss on disposal of assets
                                                          (0.03)           --
                                                    -----------     -----------
                                                    $     (0.07)    $     (0.09)
                                                    ===========     ===========


 Weighted average number of common
 shares outstanding                                   6,404,640       6,404,640

The accompanying notes are an integral part of the financial statements.



                                                 Miller Diversified Corporation
                                               STATEMENT OF STOCKHOLDERS' EQUITY
                                         For the years ended August 31, 2004 and 2003

                                                                Less:                                   Accumulated
                                                              Receivable    Additional                      Other
                                   Common      Paid-In       for Paid-In     paid-in       Retained     Comprehensive
                                   Stock       Capital         Capital       capital       Earnings       Income(Loss)      Total
                                -----------   -----------    -----------    -----------   -----------    -------------   ----------

Balance, September 1, 2002      $       640   $ 1,866,062    $  (514,373)   $       640   $  (609,755)   $   (71,020)   $   671,554

Related party participation
  in company cattle sales              --           1,792         (1,792)          --            --             --             --

Comprehensive loss:
 Net loss for the year ended
  August 31, 2003                      --            --             --             --        (565,968)          --         (565,968)

Accumulated other
 comprehensive income:
   Deferred hedging losses             --            --             --             --            --          (10,615)          --
   Amounts reclassified to
   income                              --            --             --             --            --           75,635         65,020
                                                                                                                        -----------

   Comprehensive loss                  --            --             --             --            --             --         (500,948
                                -----------   -----------    -----------    -----------   -----------    -----------    -----------

Balance, August 31, 2003                640     1,867,854       (516,165)           640    (1,175,723)        (6,000)       170,606
                                -----------   -----------    -----------    -----------   -----------    -----------    -----------


Cancellation of
  receivable for paid in
  capital                              --        (516,165)       516,165           --            --             --             --

Comprehensive loss:
 Net loss for the year
   ended August 31, 2004               --            --             --             --        (455,720)          --          455,720)

Accumulated other
 comprehensive income:

   Amounts reclassified
    to income                          --            --             --             --            --            6,000          6,000
                                                                                                                        -----------
   Comprehensive loss                  --            --             --             --            --             --         (449,720)
                                -----------   -----------    -----------    -----------   -----------    -----------    -----------

 Balance, August 31, 2004       $       640   $ 1,351,689    $      --      $       640   $(1,631,443)   $      --      $  (279,114)
                                ===========   ===========    ===========    ===========   ===========    ===========    ===========


The accompanying notes are an integral part of the financial statements.




                                      Miller Diversified Corporation
                                       STATEMENTS OF CASH FLOWS

                                                                         For the year          For the year
                                                                            ended                 ended
                                                                           August 31,            August 31,
                                                                             2004                  2003
                                                                         -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss from continuing operations                                  $  (101,416)           $   (10,860)
    Adjustments to reconcile net income to net cash flows from operating activities:
            Changes in assets and liabilities:
                Increase in accounts payable - related parties                24,148                   --
                Increase in accrued interest payable - related
                related parties                                               15,058                   --
                                                                         -----------            -----------

    Net cash used in continuing operations                                   (62,210)               (10,860)
    Net cash provided by discontinued operations                              34,365              1,435,369
                                                                         -----------            -----------

    Net cash provided by (used in) operating activities                      (27,845)             1,424,509

CASH FLOWS FROM INVESTING ACTIVITIES
     Increase in note receivable - related party                             (21,752)                  --
                                                                         -----------            -----------

    Net cash used in continuing operations                                   (21,752)                  --
    Net cash provided by discontinued operations                              46,284               (801,163)
    Cash paid in sale of assets                                             (307,281)                  --
                                                                         -----------            -----------

    Net cash used in investing activities                                   (282,749)              (801,163)


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from:
    Long-term debt - related parties                                         262,000                   --
    Principal payments on:
    Long-term debt - related parties                                         (72,503)               (65,629)
    Change in cash overdraft                                                (139,695)                  --
                                                                         -----------            -----------

    Net cash provided by (used in) continuing operations                      49,802                (65,629)
    Net cash used in discontinued operations                                 (60,538)              (450,392)
                                                                         -----------            -----------

    Net cash used in financing activities                                    (10,736)              (516,021)

Increase (decrease) in cash and cash equivalents                            (321,330)               107,325

Cash and cash equivalents, beginning of year                                 321,670                214,345
                                                                         -----------            -----------

Cash and cash equivalents, end of year                                   $       340            $   321,670
                                                                         ===========            ===========


The accompanying notes are an integral part of the financial statements.

                         Miller Diversified Corporation
                          NOTES TO FINANCIAL STATEMENTS
                  For the years ended August 31, 2004 and 2003


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

       Description of Business and Discontinued Operations
       Until October 31, 2003, the Company operated a feedlot facility near LaSalle, Colorado, in which cattle owned by customers or the Company were fed and cared for by the Company.

       Effective October 31, 2003, a majority of the Company's shareholders approved an agreement dated September 19, 2003 to sell substantially all of the assets and liabilities of the Company from its feedlot operations to Miller Feed Lots, Inc., a related party ("MFL"), in consideration of MFL's agreement to release the Company from its lease agreement with MFL. As part of the arrangement, the Company also paid MFL a lease cancellation fee of $250,000. The assets consisted of procurement feeder cattle (held for custom feeders), all receivables, inventory, pre-paid expenses, equipment used in the cattle feeding business, leasehold improvements, notes receivable, certain deposits, all shares of common stock and other equity rights in the Company's subsidiary Miller Feeders, Inc., and cattle feeding contracts with customers. Revenues and expenses of the disposed assets have been accounted for as a discontinued operation. (See footnote 6).

       The decision to sell the feedlot assets and liabilities was based on the Company's recurring operating losses from the cattle feeding business in each of the past three years, with no foreseeable prospect that the cattle market would improve in the near future to the point that Company's operations could become profitable. Because of the losses, Farm Credit Services which had provided a credit line of $3,000,000 had advised the Company that the line of credit which matured December 31, 2002, would not be renewed. For the same reasons, management considered it unlikely that the Company would be able to secure capital for cattle feeding from other sources on terms favorable to the Company. Management determined that stockholders might be better served by investment in a different business. Subsequent to the disposal, management intends to take advantage of the Company's status as an SEC reporting company to convert the Company to a capital access entity.

       Cash Equivalents
       The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

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

       Income per Common Share
       Income per common share is computed by using the weighted average number of common shares outstanding during the period presented. Fully diluted earnings per share amounts are not presented for 2004 and 2003 as no stock options, warrants, or preferred stock are outstanding.

       Use of Estimates
       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                         Miller Diversified Corporation
                          NOTES TO FINANCIAL STATEMENTS
                  For the years ended August 31, 2004 and 2003


2.     Related Party Transactions
       --------------------------
       James E. Miller, Norman M. Dean, and Clark A. Miller, who are directors of the Company, are also directors of Miller Feed Lots, Inc.
       James E. Miller and Norman M. Dean own all the issued and outstanding common shares of Miller Feed Lots, Inc., and approximately 42% of the outstanding shares of the Company.

       Notes Receivable
       The Company had notes receivable from Miller Feed Lots, Inc. ("MFL"). At August 31, 2002, the balance on the note receivable was $300,000 bearing interest at 6%. During the year ended August 31, 2003, no advances or payments were made on the principal of this note. During the year ended August 31, 2004, $300,000 was reduced and $21,752 was incurred as a result of the sale of assets to MFL (see note 6). During the year ended August 31, 2004, MFL paid expenses on behalf of the Company, consisting primarily of legal and accounting expenses. These amounts, netting to $24,148, were used to offset the note receivable. At August 31, 2004, the Company has an account payable to MFL for $2,396.

       Notes Payable
       The Company has the following notes payable to related parties at August 31, 2004 and 2003:

                                                                  August 31,       August 31,
                                                                     2004            2003
                                                                  -----------     -----------
       Note payable to Foothills Financial, a
       related-party financing company,
       maturing in September 2003, with
       monthly payments of principal and
       interest at 10%, secured with membership
       interest in an LLC                                         $       --      $    72,503

       Notes payable to Miller Feed Lots Inc., maturing
       on demand, and accruing interest at 7.5%                       262,000               -

       Accrued interest                                                15,058               -

       Less:  Current portion                                         277,058          72,503
                                                                  -----------     -----------

       Long-term portion                                          $         -     $         -
                                                                  ===========     ===========

       Interest expense on the notes payable - related party was $16,438 and $10,859 for the years ended August 31, 2004 and 2003, respectively.

                         Miller Diversified Corporation
                          NOTES TO FINANCIAL STATEMENTS
                  For the years ended August 31, 2004 and 2003



2.     Related Party Transactions (continued)
       -------------------------------------
       Profit and Loss sharing arrangements
       The Company had an agreement with a related party, Miller Feed Lots, Inc. ("MFL") to share losses from the Company's fed cattle sales beginning September 1, 2001. Under the agreement, the amount due from MFL is cancelled if the Company ceases to feed cattle. The agreement is reported as additional paid-in capital less the related receivable from MFL. At November 30, 2003, this receivable amounted to $516,165. In May 2004, the Company's management concluded they had exhausted their efforts to obtain financing to continue feeding cattle, which triggered the cancellation of the $516,165 due from MFL and the related additional paid-in capital.

       Employees and officers of the Company fed cattle personally and in conjunction with companies they control. To encourage additional cattle feeding, the Company agreed to a sharing of profits and losses on cattle fed by the Company's board chairman. At August 31, 2002 the balance payable to the chairman was $280,793. During the year ended August 31, 2003, this liability was reduced by the Company's share of profits in the amount of $44,162, and a waiver by the chairman of $56,833, leaving $179,798 payable to the chairman at August 31, 2003. This liability was transferred as part of the sale to MFL. (see note 6)

       Sale of Assets and Liabilities to MFL
       As more fully described in Note 6, the Company sold substantially all of its operating assets and liabilities to MFL in exchange for a release of its obligation under a long-term lease.

3.     Going Concern
       -------------
       The Company has incurred significant operating losses for the past several years resulting in a retained deficit balance of $1,631,443, and negative net worth of $279,114. Also, as mentioned in Note 6, the Company disposed of its operating assets and liabilities, with the objective of positioning the Company as a capital access entity. While the Company plans to pursue and negotiate a business combination with an operating company, ultimately, the continuation of the Company as a going concern is dependent upon the establishment of profitable operations. Because the achievement of these plans in dependent on future events, namely a business combination with an operating company, there can be no assurance that future profitable operations will occur as planned. Furthermore, subsequent to year-end, the Company was contacted by a shareholder owning approximately 490,000 shares of common stock, to express the shareholder's intent to commence an action against the Company and its management for acts conducted in the operation of the Company, including but not limited to the sale of assets to MFL.

       The Company will face significant competition from other firms, which engage in business combinations, including those with greater financial resources than the Company has. In view of the Company's limited financial resources, existing liabilities, and contingencies, the Company will be at a disadvantage compared to other public shell companies that have not had an operating business. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments, which may be necessary if the company is unable to continue in existence.

                         Miller Diversified Corporation
                          NOTES TO FINANCIAL STATEMENTS
                  For the years ended August 31, 2004 and 2003


4.     Income Taxes
       -------------
       The components of the provision for income taxes are as follows:

       For the years ended August 31:
                                                         2004          2003
                                                      -----------   ----------
       Current income taxes                           $         -   $        -

       Deferred income taxes (benefit)                          -      376,167
                                                      -----------   ----------

       Total tax provision (benefit)                  $         -   $  376,167
                                                      ===========   ==========

       Significant components and the related tax effect of temporary differences and carry forwards are as follows:

                                                August 31, 2004                   August 31, 2003
                                         -----------------------------    --------------------------------
                                           Current         Long-Term         Current           Long-Term
                                         -----------     -------------    -------------     --------------
    Deferred tax assets
        Tax differences related
        to discontinued operations       $         -     $           -    $           -     $      80,168

        NOL carryover                              -           879,180                -           645,944
                                         -----------     -------------    -------------     -------------

                                                   -           879,180                -           726,112
        Valuation allowance                        -          (879,180)               -          (726,112)
                                         -----------     --------------   -------------     -------------

    Net deferred tax asset               $         -     $           -    $           -     $           -
                                         ===========     =============    =============     =============

       Since the deferred tax assets related to losses and temporary deductible differences are subject to a full valuation allowance. The differences between income tax expense (benefit) and the amount computed by applying the federal statutory rates are as follows:

                                                               For the years ended
                                                            --------------------------
                                                             August 31,     August 31,
                                                               2004             2003
                                                            -----------     ----------

           Computed at expected federal statutory rate      $  (154,945)    $   (97,037)
           Increase in deferred tax allowance                   153,067         473,012
           Other                                                  1,878             192
                                                            -----------     -----------

           Income tax expense (benefit)                     $         -     $   376,167
                                                            ===========     ===========

       As of August 31, 2004, the Company has cumulative unused federal net operating loss carry forwards of approximately $2,357,000 available to reduce future taxable income. The Internal Revenue Code restricts the utilization of $653,850 of this amount to a maximum of $53,710 per year. The Company's net operating loss carry forwards may be further limited if the Company is successful in consummating the acquisition of an operating business in a transaction which results in a change of control. The net operating loss carry forwards expire as follows:

                         Miller Diversified Corporation
                          NOTES TO FINANCIAL STATEMENTS
                  For the years ended August 31, 2004 and 2003


              Years ending August 31,
              -----------------------

                      2005                       $   57,201
                      2007                           68,986
                      2012                          600,141
                      2018                           86,866
                      2020                          107,874
                      2021                          103,093
                      2022                          367,919
                      2023                          180,870
                      2024                          784,100
                                                 ----------

                                                 $2,357,050
                                                 ==========

                         Miller Diversified Corporation
                          NOTES TO FINANCIAL STATEMENTS
                  For the years ended August 31, 2004 and 2003


5.     Stockholders' equity
       --------------------
       In January 1991, the stockholders authorized 1,000,000 shares of 8% no cumulative preferred stock with a par value of $2 per share. The preferred stock has a liquidation preference to the extent of par value only. No shares were issued or outstanding at August 31, 2004 and 2003.

       At August 31, 2004 and 2003, the Company had 6,404,640 shares of its $0.0001 par value common stock outstanding.

       During the year ended August 31, 2004, a receivable for paid in capital in the amount of $516,165 was discharged and offset against paid in capital.


6.     Sale of Assets and Liabilities - Discontinued Operations
       --------------------------------------------------------
       Effective October 31, 2003, a majority of the Company's shareholders approved the sale of substantially all of its assets and liabilities to MFL. The sales agreement also provided for cancellation of lease agreement between the two entities for the feedlot facility in exchange for paying a cancellation fee of $250,000 to MFL. The sale resulted in a net receivable from MFL of $21,752 and a loss on sale of $182,624. After the sale, the Company had no active operating activity.

       The note receivable created from the sale of assets and liabilities sold to MFL consisted of the following:

                    Cash                                          $     307,281
           Accounts receivable                             542,250
           Notes receivable                              1,688,500
                    Inventories                                         466,480
           Other current assets                             14,136
           Other assets                                     11,495
                                                       -----------

                    Total assets                                  $   3,030,142

           Accounts payable                                785,543
           Accrued expenses                                 41,152
           Notes payable                                 1,955,095
                                                       -----------

                    Total liabilities                             $   2,781,790

                    Net assets disposed of                              248,352
                    Sales price for fixed assets                         23,400
                    Cancellation fee                                (   250,000)
                                                                  -------------

                    Note receivable - MFL                         $      21,752
                                                                  =============

       The loss created from the sale of assets and liabilities sold to MFL consisted of the following:

                    Property and equipment - net                 $ (   822,113)
                    Capital lease obligation                           866,089
                    Sales price for fixed assets                        23,400
                    Cancellation fee                               (   250,000)
                                                                  ------------

                    Loss on sale                                  $ (   182,624)
                                                                  ============

                         Miller Diversified Corporation
                          NOTES TO FINANCIAL STATEMENTS
                  For the years ended August 31, 2004 and 2003


7.     Subsequent Events - Potential Litigation
       ----------------------------------------
       On November 29, 2004, Norman Dean, James Miller and Clark Miller, each of whom is a director of the Company, received a letter from legal counsel to Charles Srebnik, a shareholder of the Company. The letter states that Mr. Srebnik and his family members, who collectively claim to own approximately 490,000 shares of the Company's common stock, intend to commence a shareholder derivative action against Messrs Dean, Miller and Miller in their capacities as officers and directors of the Company.

       The letter states that the action will be brought in the name of and for the benefit of the Company, which will be named as a nominal defendant, and will name Norman Dean, James Miller and Clark Miller as defendants. The letter generally alleges that Messrs Dean, Miller and Miller committed ultra vires acts as officers and directors of the Company, including violating their fiduciary duties of loyalty and good faith, engaging in fraud and self-dealing, wasting corporate assets and misappropriating corporate opportunities by (i) unlawfully selling the Company's business and assets; (ii) operating the Company solely for personal benefit at the expense of the Company's shareholders; (iii) misusing Company assets for personal benefit; (iv) failing to properly oversee and implement policies and procedures to ensure the Company's compliance with GAAP and the Sarbanes-Oxley Act; and (v) violating provisions of federal securities laws and other laws by making and causing the Company to make false and misleading statements and to omit to disclose material information. The letter alleges damages on the Company's behalf equal to $2,223,000 plus interest, costs, fees and expenses. The Company and the purported defendants intend to respond following service of the complaint.

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

     The disagreements were stated to be with respect to related party issues and non-related party issues. The disagreement with respect to related party issues concerned accounting for $179,000 (rounded for presentation) paid to Norman Dean, chairman of the board of directors, in October 2003 in connection with guarantees the Company provided him with respect to no losses on feeding cattle in the Registrant's cattle feeding program. This liability had inadvertently not previously been reported and had not been disclosed in footnotes to the financial statements. The arrangement is now accrued in the accompanying August 31, 2002 and August 31, 2003 financial statements and is disclosed in Note 11 to the accompanying consolidated financial statements. Schumacher also questioned whether the cattle feeding transactions were loan transactions, rather than contract cattle feeding transactions. Schumacher also expressed concern for the reporting of $514,000 (rounded) of losses assumed by MFL, pursuant to a loss sharing agreement, between the Company and MFL. The Company recorded a receivable from MFL in the amount of $514,000 for the year ended August 31, 2002. Schumacher stated that the loss sharing arrangement should be reported as an equity transaction, rather than in the income statement. These two issues are included in the restatement of the financial statements for fiscal year 2002, as reported in Note 18 to the accompanying consolidated financial statements.

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


PART III

ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
------------------------------------------------------
Directors
---------

The following table sets forth the names of all Directors of the Company as of August 31, 2004, indicating all positions and offices with the Company held by each such person.

                                                All Positions and Offices
                             Age                  Held With the Company
 ------------------------------------------------------------------------------
  James E. Miller            65                President, Chief Executive
                                               Officer, Chief Financial
                                               Officer, and Director

  Norman M. Dean             85                Chairman of the Board of
                                               Directors and Director

  Clark A. Miller            35                Director, Secretary-Treasurer

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

                                                 All Positions and Offices
                            Age                    Held With the Company
   --------------------------------------------------------------------------
   James E. Miller           65                President, Chief Executive
                                               Officer, Chief Financial
                                               Officer, and Director

   Norman M. Dean            85                Chairman of the Board of
                                               Directors and Director

   Clark A. Miller           35                Director, Secretary-Treasurer

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

ITEM 10 EXECUTIVE COMPENSATION
------------------------------

Summary of Compensation
-----------------------

The following table sets forth information concerning the compensation of the Chief Executive Officer of the Company. There were no other executive officers of the Company whose salary and bonuses for the year ended August 31, 2004 exceeded $100,000.

                           Summary Compensation Table
                           --------------------------

                               Annual Compensation
                               -------------------
Name and Principal Position    Fiscal Year    Salary           Annual Bonus
---------------------------    -----------   --------          ------------

James E. Miller                   2004       $ 12,000 (1)        $    --
Chief Executive Officer           2003         72,000                 --
                                  2002         72,000                 --

(1) Mr.Miller is required by the Company to live at the feedlot. For the fiscal year ended August 31, 2004, 2003 and 2002 the Company paid $1,500, $9,000 and $9,000 rent, respectively, to Miller Feed Lots for a house occupied by Mr. Miller.

Options
-------

There have been no stock options granted to any of the named executive officers during the three fiscal years ended August 31, 2004.

Compensation of Directors
-------------------------

The Directors of the Company are entitled to receive fees of $500 per quarter for meetings attended, and reimbursement for travel expenses. During the fiscal year ended August 31, 2004, no director collected this fee or any travel expenses to the meetings. Norman M. Dean was a part-time employee of the Company at a salary of $3,000 per month.

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

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
----------------------------------------------------------------------
Security Ownership of Certain Beneficial Owners
-----------------------------------------------

The following table sets forth the number and percentage of shares of the Company's $.0001 par value Common Stock (its only class of voting securities) owned beneficially by any person who, as of August 31, 2004, is known to the Company to be the beneficial owner of 5% or more of such Common Stock (except Directors and Officers whose ownership is set forth in the next paragraph).

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

     Name of                       Amount & Nature of               Percent
     Beneficial Owner            Beneficial Ownership              of Class
-------------------------------------------------------------------------------
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


ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
------------------------------------------------------

Transactions With Miller Feed Lots, Inc.
----------------------------------------

The Company is related through partial common ownership with Miller Feed Lots, Inc. ("MFL"). James E. Miller, a Director and President of the Company, and Norman M. Dean, a Director and Chairman of the Board of Directors of the Company, together beneficially own 38% of the Company's stock. Together, Mr. Dean and Mr. Miller own all of the outstanding stock of MFL. The Company leases its feedlot facilities and most of its equipment, rents some equipment on a month-to-month basis and purchases some of its transportation services from MFL. Mr. Miller manages the operations of MFL as well as the feedlot operations of the Company. See Note 2 of Notes to the Financial Statements attached for a summary of the transactions with MFL for the years ended August 31, 2004 and 2003.

On February 1, 1991, the Company executed a 25-year capital lease of its feedlot facility (see Part I, Item 2, Properties) from MFL. As they negotiated for a long-term lease, the Company's Board of Directors undertook considerable analyses and comparisons to insure the lease was consistent with the Company's objectives and that the terms were fair and reasonable. The Board of Directors, including all disinterested directors, unanimously approved the lease. The leased feedlot has a capacity of approximately 20,000 head of cattle. From February 1987 through January 1991, the Company leased the Facility from MFL under a short-term operating lease, and amendments and extensions thereof. The monthly rent under the short-term operating leases was the same as it was under the long-term lease, and the Company was responsible for the same property expenses as under the new long-term lease. The lease payments are 2 1/3" per head per day, with a minimum of $10,750 and maximum of $13,300 per month. The Company has an option to purchase the leased feedlot for $1,300,000. As is discussed in Note 6 to the accompanying financial statements, this lease was cancelled in connection with the sale of substantially all of the Company's assets to MFL, approved by the stockholders on October 31, 2003.

The above-described transactions were entered into on terms the Company believes were at least as favorable as would have been available from unaffiliated third parties.

On May 31, 1997, the Company loaned $300,000 to MFL pursuant to a note that matures May 31, 2003. The note wa unsecured and bears interest at 6% per annum, payable monthly. MFL used the proceeds from the loan to acquire additional feeder cattle to place in the Company's feedlot. The note was subordinated to MFL's mortgagor, but was transferred as part of the asset sale.

In late 2003 and 2004, the Company borrowed a total of $260,000 from MFL to retire liabilities which had not been assumed as part of the asset sale. The note bears interest at 7.5% and is due on demand.

Transactions with Management
----------------------------

Employees and officers of the Company fed cattle personally and in conjunction with companies they control. To encourage additional cattle feeding, the Company agreed to a sharing of profits and losses on cattle fed by the Company's board chairman. At August 31, 2002 the balance payable to the chairman was $280,793. During the year ended August 31, 2003, this liability was reduced by the Company's share of profits in the amount of $44,162, and a waiver by the chairman of $56,833, leaving $179,798 payable to the chairman at August 31, 2003. This liability was transferred as part of the sale to MFL

                                     PART IV

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

31   Certification of principal executive and financial officer

32 Certification pursuant to Section 906 for Principal Executive Officer and Principal Financial Officer (included with this filing)

Reports on Form 8-K
-------------------

Item 6  (b)- Exhibits and Reports on Form 8-K -

The following reports on Form 8-K were filed during the last quarter of the year ended August 31, 2004 or subsequent:

None

Item 14   Principal Accountant Fees and Services

Years Ended August 31                                       2004        2003
--------------------------------------------------------------------------------
Audit Fees                                                 $39,018    $19,017
Audit-related Fees                                            --          --
Tax Fees - prepare annual income tax returns                  --        2,557
All Other Fees - consultation on proposed sale and
         consultation regarding proxy statement             74,900      8,524

Services provided by the Company's independent accounting firm are approved in advance by the board of directors, which performs the functions of an audit committee.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  MILLER DIVERSIFIED CORPORATION

Dated: December 14, 2004          By  /s/ James E. Miller
                                     ------------------------------------------
                                          James E. Miller, President


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                       Title                          Date
     ---------            -------------------------------      -----------------

  /s/ James E. Miller     President, Principal                 December 14, 2004
---------------------     Executive Officer, Principal
      James E. Miller     Financial Officer, and Director


  /s/ Clark A. Miller     Secretary-Treasurer,                 December 14, 2004
---------------------     Principal Marketing Officer
      Clark A. Miller


  /s/ Norman M. Dean      Chairman of the                      December 14, 2004
---------------------     Board and Directors
      Norman M. Dean