Form 10KSB/A
period 2004-08-31
MILLER DIVERSIFIED CORP
filed 2004-12-16
CIK 844856

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

31   Certification of principal executive and financial officer

32 Certification pursuant to Section 906 for Principal Executive Officer and Principal Financial Officer (included with this filing)

Reports on Form 8-K
-------------------

Item 6  (b)- Exhibits and Reports on Form 8-K -

The following reports on Form 8-K were filed during the last quarter of the year ended August 31, 2004 or subsequent:

None

Item 14   Principal Accountant Fees and Services


Years Ended August 31                                       2004        2003
--------------------------------------------------------------------------------
Audit Fees                                                 $21,332    $19,017
Audit-related Fees                                            --          --
Tax Fees - prepare annual income tax returns                  --        2,557
All Other Fees - consultation on proposed sale and
         consultation regarding proxy statement               --        8,524


Services provided by the Company's independent accounting firm are approved in advance by the board of directors, which performs the functions of an audit committee.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  MILLER DIVERSIFIED CORPORATION

Dated: December 16, 2004          By  /s/ James E. Miller
                                     ------------------------------------------
                                          James E. Miller, President


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                       Title                          Date
     ---------            -------------------------------      -----------------

  /s/ James E. Miller     President, Principal                 December 16, 2004
---------------------     Executive Officer, Principal
      James E. Miller     Financial Officer, and Director


  /s/ Clark A. Miller     Secretary-Treasurer,                 December 16, 2004
---------------------     Principal Marketing Officer
      Clark A. Miller


  /s/ Norman M. Dean      Chairman of the                      December 16, 2004
---------------------     Board and Directors
      Norman M. Dean