Form 10QSB
period 2004-11-30
MILLER DIVERSIFIED CORP
filed 2005-01-13
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934


                     For the Quarter Ended November 30, 2004

                         Commission File Number 01-19001


                         MILLER DIVERSIFIED CORPORATION
                         ------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                   Nevada                                84-1070932
          -----------------------                --------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization number)


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

The number of shares of Common Stock, with a par value of $.0001, that are outstanding on January 12, 2005, 6,404,640.

Transitional Small Business Disclosure Format: YES [ ] NO [X]

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

MILLER DIVERSIFIED CORPORATION

BALANCE SHEETS
--------------------------------------------------------------------------------
                                                      Nov. 30          Aug. 31
                                                        2004            2004
--------------------------------------------------------------------------------

ASSETS
------
Current Assets:
     Cash                                           $       335     $       340
--------------------------------------------------------------------------------
Total current assets                                        335             340
--------------------------------------------------------------------------------
Other Assets:                                              --              --
--------------------------------------------------------------------------------
Total assets                                        $       335     $       340
================================================================================

LIABILITIES
-----------
Current Liabilities:
     Accounts payable - related party               $    54,534     $     2,396
Current portion of:
     Long-term debt - related party                     262,000         262,000
     Accrued interest - related party                    19,944          15,058
--------------------------------------------------------------------------------
Total current liabilities                               336,478         279,454
Other Liabilities:                                         --              --
--------------------------------------------------------------------------------
Total liabilities                                       336,478         279,454
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
--------------------
Preferred stock                                            --              --
Common stock, par value $.0001 per share
  25,000,000 shares authorized; 6,404,640
  shares issued and outstanding                             640             640
Additional paid-in capital                            1,351,689       1,351,689
Retained earnings                                    (1,688,472)     (1,631,443)
--------------------------------------------------------------------------------
Total stockholders' deficit                            (336,143)       (279,114)
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity          $       335     $       340
================================================================================


See Accompanying Notes to Financial Statements.

MILLER DIVERSIFIED CORPORATION

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
Three Months Ended November 30                            2004             2003
--------------------------------------------------------------------------------

Revenue:
--------------------------------------------------------------------------------
Total revenue                                              --              --
--------------------------------------------------------------------------------

Costs and Expenses:

Selling, general, and administrative                     52,143            --
Interest on note payable - related party                  4,886           1,484
--------------------------------------------------------------------------------
Total costs and expenses                                 57,029           1,484
--------------------------------------------------------------------------------
Loss before income taxes                                (57,029)         (1,484)


Income tax expense                                         --              --
--------------------------------------------------------------------------------

Loss from continuing operations                         (57,029)         (1,484)
--------------------------------------------------------------------------------

Discontinued Operations:

Loss from operations of disposed net assets                --          (171,680)

Loss on disposal of net assets                             --          (182,624)
--------------------------------------------------------------------------------
                                                        (57,029)       (354,304)
--------------------------------------------------------------------------------

NET LOSS                                            $   (57,029)    $  (355,788)
================================================================================

Loss per Common Share:

Loss from continuing operations                     $     (0.01)    $      --

Loss from discontinued operations                          --             (0.03)

Loss on disposal of net assets                             --             (0.03)
--------------------------------------------------------------------------------
LOSS PER COMMON SHARE                               $     (0.01)    $     (0.06)
================================================================================

Weighted average number of common
   shares outstanding                                 6,404,640       6,404,640
================================================================================


See Accompanying Notes to Financial Statements.


MILLER DIVERSIFIED CORPORATION

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------
Three Months Ended November 30,                                   2004         2003
--------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net loss from continuing operations                            $ (57,029)   $  (1,484)
Adjustments to reconcile net loss to net cash flows
  from operating activities:
    Changes in assets and liabilities:
      Increase in accounts receivable - related parties             --         (8,410)
      Increase in accounts payable - related parties              52,138         --
      Increase in accrued interest payable - related parties       4,886          324
--------------------------------------------------------------------------------------
Net cash used in continuing operations                                (5)      (9,570)
Net cash provided by (used in) discontinued operations              --         34,365
--------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                 --         24,795

Cash Flows From Investing Activities:                               --
  Increase in note receivable - related party                       --        (21,752)
--------------------------------------------------------------------------------------
Net cash used in continuing operations                              --        (21,752)
Net cash provided by discontinued operations                        --         46,284
Cash paid in sale of net assets                                     --       (307,281)
--------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                 --       (282,749)

Cash Flows From Financing Activities:
Proceeds from:
Long-term debt - related party                                      --        175,000
Principal payments on:
Long-term debt - related party                                      --        (11,588)
Change in cash overdraft                                            --       (139,695)
--------------------------------------------------------------------------------------
Net cash provided by (used in) continuing operations                --         23,717
Net cash used in discontinued operations                            --        (60,538)
--------------------------------------------------------------------------------------
Net cash used in financing activities                               --        (36,821)
--------------------------------------------------------------------------------------
Net decrease in cash                                                  (5)    (294,775)
Cash, beginning of period                                            340      321,670
--------------------------------------------------------------------------------------
Cash, end of Period                                            $     335    $  26,895
======================================================================================


See Accompanying Notes to Financial Statements.

                                          4

MLLER DIVERSIFIED CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS
---------------------

1. Basis of Presentation
------------------------

The condensed balance sheets as of November 30, 2004 and August 31, 2004, and the related condensed statements of earnings and of cash flows for the three months ended November 30, 2004 and 2003 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted as allowed by the rules and regulations of the Securities and Exchange Commission.

In preparation of the above-described financial statements, all adjustments of a normal and recurring nature have been made. The Company believes that the accompanying financial statements contain all adjustments necessary to present fairly the results of operations and cash flows for the periods presented. Further, management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the annual financial statements and the notes thereto. The operations for the three-month period ended November 30, 2004 are not necessarily indicative of the results to be expected for the full year.

2. Related-Party Transactions
-----------------------------

Notes Payable:
The Company has the following notes payable to related parties at November 30, 2004 and 2003:

                                      November 30,    November 30,
                                          2004            2003
                                        --------        --------

Notes Payable to Miller Feed Lots
Inc., maturing on demand, and
Accruing interest at 7.5%               $262,000        $175,000

Accrued interest                          19,944             324

Less: Current portion                    281,944         175,324
                                        --------        --------

Long-term portion                       $   --          $   --
                                        ========        ========

3. New Accounting Pronouncements
--------------------------------

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The initial application of SFAS No. 151 will have no impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67." This Statement references the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions." This Statement also states that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The initial application of SFAS No. 152 will have no impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29." This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its financial statements.

In December 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment." This Statement supercedes APB Opinion No. 25, "Accounting for Stock Issed to Employees" and its related implementation guidance. It establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement No. 123 as originally issued and EITF Issue No. 96-18. This Statement is effective for public entities that file as small business issuers as of the beginning of the first fiscal period that begins after December 15, 2005. The Company does not expect application of SFAS No. 123 (revised) to have a material affect on its financial statements.

4. Contingencies - Potential Litigation
---------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain statements contained in this report, including statements concerning the Company's future cash and financing requirements, and other statements contained herein regarding matters that are not historical facts, are forward looking statements; actual results may differ materially from those anticipated.

The Company had a net loss from continuing operations of $57,029 for fiscal quarter ending November 30, 2004. This compares to a net loss from continuing operations of $1,484 for the prior fiscal quarter. The loss for the current quarter represents primarily professional fees and auditing charges related to the preparation of the Company's Form 10-KSB as of August 31, 2004, and legal charges related to the potential litigation expressed against the Company (see note 4 to the financial statements). The previous fiscal quarter contained no equivalent fees since the 10-KSB had been filed late for 2003. Loss from discontinued operations for the quarter ended November 30, 2003 was $355,788, which includes a loss from both operations and disposal of net assets of the feedlot business.

Effective October 31, 2003, the Company has completed the sale of its assets to related party and is no longer running any business operations other than possibly selling the public shell as a capital access company.

Liquidity and Capital resources

Working capital on November 30, 2004 was $(336,143) compared to $(279,114) at August 31, 2004, a decrease of $57,029. This decrease is attributable to the net loss for the period.

Current assets of $335 at November 30, 2004 consisted of cash, as compared with cash of $340 at August 31, 2004. Current liabilities increased by $57,024, or 20%, to $336,478. This increase relates primarily to the funding of professional, legal and accounting fees by Miller Feed Lots, Inc. on behalf of the Company, which amount is included in accounts payable - related party.

Recent Accounting Pronouncements

Management does not believe there are new accounting standards the implementation of which will significantly impact the Company's financial statements. See footnote 3 to the accompanying condensed financial statements for a summary of recent accounting standards.

ITEM 3. CONTROLS AND PROCEDURES

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     See note 3 to the accompanying condensed financial statements.

Item 2. Changes in Securities

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 31 - Certification pursuant to section 302 for Principal Executive Officer and Principal Financial Officer.

          Exhibit 32 - Certification pursuant to section 906 for Principal Executive Officer and Principal Financial Officer.

     (b)  Reports on form 8-K

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


                                    MILLER DIVERSIFIED CORPORATION
                                    ------------------------------
                                            (Registrant)



    Signature                        Title                            Date
    ---------                        -----                            ----

/s/ James E. Miller           President, Principal              January 12, 2005
-------------------           Executive Officer
James E. Miller               Principal Financial
                              Officer, and Director


/s/ Clark A. Miller           Secretary-Treasurer               January 12, 2005
-------------------           Principal Marketing
Clark A. Miller               Officer


/s/ Norman M. Dean            Chairman of the                   January 12, 2005
------------------            Board and Director
Norman M. Dean