Form 10QSB
period 2005-02-28
MILLER DIVERSIFIED CORP
filed 2005-04-12
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934


                     For the Quarter Ended February 28, 2005

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

The number of shares of Common Stock, with a par value of $.0001, that are outstanding on April 7, 2005, 6,404,640.

Transitional Small Business Disclosure Format: YES [ ] NO [X]

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

MILLER DIVERSIFIED CORPORATION

BALANCE SHEETS
--------------

                                                     Feb. 28          Aug. 31
                                                       2005             2004
                                                   -----------      -----------

ASSETS
------
Current Assets:
     Cash                                          $       307      $       340
                                                   -----------      -----------
Total current assets                                       307              340
                                                   -----------      -----------
Other Assets:
Total assets                                       $       307      $       340
                                                   ===========      ===========


LIABILITIES
-----------
Current Liabilities:

     Accounts payable - related party              $    81,424      $     2,396
Current portion of:
     Long-term debt - related party                    262,000          262,000
     Accrued interest - related party                   24,788           15,058
                                                   -----------      -----------
Total current liabilities                              368,212          279,454

Other Liabilities:                                        --               --
                                                   -----------      -----------
Total liabilities                                      368,212          279,454
                                                   -----------      -----------

STOCKHOLDERS' EQUITY
--------------------
Preferred stock                                           --               --
Common stock, par value $.0001 per share
  25,000,000 shares authorized; 6,404,640
  shares issued and outstanding                            640              640
Additional paid-in capital                           1,351,689        1,351,689
Retained earnings                                   (1,720,234)      (1,631,443)
                                                   -----------      -----------
Total stockholders' equity                            (367,905)        (279,114)
                                                   -----------      -----------
Total liabilities and stockholers' equity          $       307      $       340
                                                   ===========      ===========


See Accompanying Notes to Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

STATEMENTS OF OPERATIONS

Six Months Ended February 28 and 29,                    2005            2004
                                                    -----------     -----------

Revenue:

Total revenue                                              --              --
                                                    -----------     -----------
Costs and Expenses:
Selling, general, and administrative                     79,061          43,571
Interest on note payable - related party                  9,730           6,446
                                                    -----------     -----------
Total costs and expenses                                 88,791          50,017
                                                    -----------     -----------
Loss before income taxes                                (88,791)        (50,017)


Income tax expense                                         --              --
                                                    -----------     -----------

Loss from continuing operations                         (88,791)        (50,017)
                                                    -----------     -----------

Discontinued Operations:
Loss from operations of disposed net assets                --          (171,680)
Loss on disposal of net assets                             --          (182,624)
                                                    -----------     -----------
                                                        (88,791)       (354,304)
                                                    -----------     -----------


NET LOSS                                            $   (88,791)    $  (404,321)
                                                    ===========     ===========

Loss per Common Share:
Loss from continuing operations                     $     (0.01)    $      --
Loss from discontinued operations                          --             (0.03)
Loss on disposal of net assets                             --             (0.03)
                                                    -----------     -----------
LOSS PER COMMON SHARE                               $     (0.01)    $     (0.06)
                                                    ===========     ===========


Weighted average number of common
   shares outstanding                                 6,404,640       6,404,640
                                                    ===========     ===========


See Accompanying Notes to Financial Statements.

MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

STATEMENTS OF OPERATIONS

Three Months Ended February 28 and 29,                  2005            2004
                                                    -----------     -----------

Revenue:

Total revenue                                              --              --

Costs and Expenses:
Selling, general, and administrative                     26,918          43,571
Interest on note payable - related party                  4,844           4,962
                                                    -----------     -----------
Total costs and expenses                                 31,762          48,533
                                                    -----------     -----------
Loss before income taxes                                (31,762)        (48,533)


Income tax expense                                         --              --
                                                    -----------     -----------

Loss from continuing operations                         (31,762)        (48,533)
                                                    -----------     -----------

Discontinued Operations:
Loss from operations of disposed net assets                --              --
Loss on disposal of net assets                             --              --
                                                    -----------     -----------
                                                        (31,762)        (48,533)
                                                    -----------     -----------


NET LOSS                                            $   (31,762)    $   (48,533)
                                                    ===========     ===========

Loss per Common Share:
Loss from continuing operations                     $      --       $      --
Loss from discontinued operations                          --              --
Loss on disposal of net assets                             --              --
                                                    -----------     -----------
LOSS PER COMMON SHARE                               $      --       $      --
                                                    ===========     ===========

Weighted average number of common
   shares outstanding                                 6,404,640       6,404,640
                                                    ===========     ===========


See Accompanying Notes to Consolidated Financial Statements.


MILLER DIVERSIFIED CORPORATION AND SUBSIDIARY

STATEMENTS OF CASH FLOWS

Six Months Ended February 28 and 29,                             2005          2004
                                                               ---------    ---------
Cash Flows From Operating Activities:
Net loss from continuing operations                            $ (88,791)   $ (50,017)
Adjustment to reconcile net loss to net cash flows
  from operating activities:
    Changes in assets and liabilities:
      Increase in accounts receivable - related parties             --        (17,137)
      Increase in accounts payable - related parties              79,028         --
      Increase in accrued interest payable - related parties       9,730        5,066
                                                               ---------    ---------
Net cash used in continuing operations                               (33)     (62,088)
Net cash provided by discontinued operations                        --         34,365
                                                               ---------    ---------
Net cash used in operating activities                               --        (27,723)


Cash Flows from Investing Activities:
  Increase in note receivable - related party                       --        (21,752)
                                                               ---------    ---------
Net cash used in continuing operations                              --        (21,752)
Net cash provided by discontinued operations                        --         46,284
Cash paid in sale of assets                                         --       (307,281)
                                                               ---------    ---------
Net cash provided by (used in) investing activities                 --       (282,749)

Cash Flows from Financing Activities:
Proceeds from:
Long-term debt - related party                                      --        262,000
Principal payments on:
Long-term debt - related party                                      --        (72,503)
Change in cash overdraft                                            --       (139,695)
                                                               ---------    ---------
Net cash provided by continuing operations                          --         49,802
Net cash used in discontinued operations                            --        (60,538)
                                                               ---------    ---------
Net cash used in financing activities                               --        (10,736)
                                                               ---------    ---------
Net decrease in cash                                                 (33)    (321,208)
Cash, beginning of period                                            340      321,670
                                                               ---------    ---------
Cash, end of period                                            $     307    $     462
                                                               =========    =========


See Accompanying Notes to Financial Statements.

                                          5

MLLER DIVERSIFIED CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

---------------------

1. Basis of Presentation
------------------------

The condensed balance sheets as of February 28, 2005 and August 31, 2004, and the related condensed statements of operations and of cash flows for the three and six months ended February 28, 2005 and February 29, 2004 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted as allowed by the rules and regulations of the Securities and Exchange Commission.

In preparation of the above-described financial statements, all adjustments of a normal and recurring nature have been made. The Company believes that the accompanying financial statements contain all adjustments necessary to present fairly the results of operations and cash flows for the periods presented. Further, management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the annual financial statements and the notes thereto. The operations for the six-month period ended February 28, 2005 are not necessarily indicative of the results to be expected for the full year.

2. Related-Party Transactions
-----------------------------

Notes Payable:
The Company has the following notes payable to related parties at February 28, 2005 and February 29, 2004:

                                         February 28,    February 29,
                                             2005            2004
                                           --------        --------

Notes Payable to Miller Feed Lots
Inc., maturing on demand, and
Accruing interest at 7.5%                  $262,000        $262,000

Accrued interest                             24,788           5,066

Less: Current portion                       286,788         267,066
                                           --------        --------

Long-term portion                          $   --          $   --
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

In December 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment." This Statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. It establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement No. 123 as originally issued and EITF Issue No. 96-18. This Statement is effective for public entities that file as small business issuers as of the beginning of the first fiscal period that begins after December 15, 2005. The Company does not expect application of SFAS No. 123 (revised) to have a material affect on its financial statements.

4. Contingencies - Potential Litigation
---------------------------------------

On November 29, 2004, Norman Dean, James Miller and Clark Miller, each of whom is a director of the Company, received a letter from legal counsel to Charles Srebnik, a shareholder of the Company. The letter states that Mr. Srebnik and his family members, who collectively claim to own approximately 490,000 shares of the Company's common stock, intend to commence a shareholder derivative action against Dean, Miller and Miller in their capacities as officers and directors of the Company.

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

The Company had a net loss from continuing operations of $31,762 and $88,791 for three and six months ending February 28, 2005. This compares to a net loss from continuing operations of $48,533 and $50,017 for the three and six months ending February 29, 2004. Loss from discontinued operations for the six months ended February 29, 2004 was $355,788, which includes a loss from both operations and disposal of net assets of the feedlot business.

Effective October 31, 2003, the Company has completed the sale of its assets to related party and is no longer running any business operations other than possibly selling the public shell as a capital access company.


Liquidity and Capital resources

Working capital on February 28, 2005 was $(367,905) compared to $(279,114) at August 31, 2004, a decrease of $88,791. This decrease is attributable to the net loss for the period.

Current assets of $307 at February 28, 2005 consisted of cash, as compared with cash of $340 at August 31, 2004. Current liabilities increased by $88,758, or 32%, to $368,212. This increase relates primarily to the funding of professional, legal and accounting fees by Miller Feed Lots, Inc. on behalf of the Company, which amount is included in accounts payable - related party.

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



                                       MILLER DIVERSIFIED CORPORATION
                                       ------------------------------
                                                (Registrant)



Signature                        Title                           Date
---------                        -----                           ----


/s/ James E. Miller              President, Principal            April 8, 2005
-------------------              Executive Officer
James E. Miller                  Principal Financial
                                 Officer, and Director


/s/ Clark A. Miller              Secretary-Treasurer             April 8, 2005
-------------------              Principal Marketing
Clark A. Miller                  Officer


/s/ Norman M. Dean               Chairman of the                 April 8, 2005
------------------               Board and
Norman M. Dean                   Director