Form 10QSB
period 2005-05-31
MILLER DIVERSIFIED CORP
filed 2005-09-08
CIK 844856

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934


                   For the Quarterly Period Ended May 31, 2005

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

The number of shares of Common Stock, with a par value of $.0001, outstanding as of September 6, 2005 was 6,404,640.

Transitional Small Business Disclosure Format:   YES [ ]       NO [X]

                                EXPLANATORY NOTE

As described in the registrant's Report on Form 8-K filed on June 27, 2005, the registrant's former independent public accountants, Comiskey & Company, P.C., resigned on June 16, 2005. As a result, the registrant was not in a position to timely file this Report on Form 10-QSB as it did not have independent public accountants to review the financial statements. The registrant immediately began a search for a new independent accountant, and on August 12, 2005, engaged Cordovano and Honeck, P.C. as its independent public accountants, who then began their review of the registrant's financial statements for the period ended May 31, 2005. The registrant proceeded to prepare and file this Report on Form 10-QSB as quickly as reasonably possible in light of the foregoing circumstances.


PART 1 - FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS

                              MILLER DIVERSIFIED CORPORATION

                                                                                  Page
                                                                                --------
            Condensed  Balance Sheet as of May 31, 2005 (unaudited) .............   3

            Condensed  Statements of Operations for the Three and Nine Months
               Ended May 31, 2005 and 2004 (unaudited) ..........................  4, 5

            Condensed  Statements of Cash Flows for the Nine Months
               Ended May 31, 2005 and 2004 (unaudited) ..........................   6

            Notes to Condensed  Financial Statements (unaudited) ................  7, 8

Item 2.     Management's Discussion and Analysis of Financial Condition and
               Results of Operations ............................................   9

Item 3.     Controls and Procedures .............................................   10

                                          Part II

Items 1-6.  Other Information ...................................................   11

            Signatures ..........................................................   12





                         MILLER DIVERSIFIED CORPORATION
                             CONDENSED BALANCE SHEET

                                   (Unaudited)

                                                                       May 31,
                                                                        2005
                                                                    -----------

ASSETS
------
Current assets:
     Cash                                                           $       294
                                                                    -----------
Total current assets                                                        294
                                                                    -----------
Other assets:
Total assets                                                        $       294
                                                                    ===========

LIABILITIES
-----------
Current liabilities:
     Indebtedness to related party (Note 2)                         $    82,841
     Note payable, related party (Note 2)                               262,000
     Accrued interest payable, related party (Note 2)                    29,742
                                                                    -----------
Total current liabilities                                               374,583
Other liabilities:
                                                                    -----------
Total liabilities                                                       374,583
                                                                    -----------

STOCKHOLDERS' EQUITY
Preferred stock                                                            --
Common stock, par value $.0001 per share,
 25,000,000 shares authorized; 6,404,640
 shares issued and outstanding                                              640
Additional paid-in capital                                            1,351,689
Retained deficit                                                     (1,726,618)
                                                                    -----------
Total stockholders' deficit                                            (374,289)
                                                                    -----------
Total liabilities and stockholders' deficit                         $       294
                                                                    -----------



                         MILLER DIVERSIFIED CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                         Three Months Ended
                                                               May 31,
                                                     --------------------------
                                                         2005           2004
                                                     -----------    -----------
Selling, general and administrative ..............   $     1,431    $     9,503
                                                     -----------    -----------
         Total operating expenses ................        (1,431)        (9,503)
                                                     -----------    -----------

Other income (expense):
     Interest expense, related party (Note 2) ....        (4,953)        (5,039)
                                                     -----------    -----------
         Net loss income before income taxes .....        (6,384)       (14,542)
                                                     -----------    -----------

Provision (benefit) for income taxes .............          --             --
                                                     -----------    -----------
         Loss from continuing operations .........        (6,384)       (14,542)
                                                     -----------    -----------

Discontinued operations:
     Loss from operations of disposed
         net assets (Note 2) .....................          --             --
     Loss on disposal of net assets ..............          --             --
                                                     -----------    -----------
                                                            --             --
                                                     -----------    -----------

         Net loss ................................   $    (6,384)   $   (14,542)
                                                     ===========    ===========
Basic and diluted loss per share:
     From continuing operations ..................   $      --      $      --
     From discontinued operations ................   $      --      $      --
     On disposal of net assets ...................   $      --      $      --
                                                     -----------    -----------
Basic and diluted loss per share .................   $      --      $      --
                                                     ===========    ===========
Weighted average common shares outstanding .......     6,404,640      6,404,640
                                                     -----------    -----------




                         MILLER DIVERSIFIED CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                          Nine Months Ended
                                                               May 31,
                                                     --------------------------
                                                         2005           2004
                                                     -----------    -----------
Selling, general and administrative ..............   $    80,492    $    53,074
                                                     -----------    -----------
         Total operating expenses ................       (80,492)       (53,074)
                                                     -----------    -----------

Other income (expense):
     Interest expense, related party (Note 2) ....       (14,683)       (11,485)
                                                     -----------    -----------
         Net loss income before income taxes .....       (95,175)       (64,559)
                                                     -----------    -----------

Provision (benefit) for income taxes .............          --             --
                                                     -----------    -----------
         Loss from continuing operations .........       (95,175)       (64,559)
                                                     -----------    -----------

Discontinued operations:
     Loss from operations of disposed
         net assets (Note 2) .....................          --         (171,680)
     Loss on disposal of net assets ..............          --         (182,624)
                                                     -----------    -----------

                                                            --         (354,304)
                                                     -----------    -----------

         Net loss ................................   $   (95,175)   $  (418,863)
                                                     ===========    ===========
Basic and diluted loss per share:
     From continuing operations ..................   $     (0.01)   $     (0.01)
     From discontinued operations ................   $      --      $     (0.03)
     On disposal of net assets ...................   $      --      $     (0.03)
                                                     -----------    -----------
Basic and diluted loss per share .................   $     (0.01)   $     (0.07)
                                                     ===========    ===========
Weighted average common shares outstanding .......     6,404,640      6,404,640
                                                     -----------    -----------



                         MILLER DIVERSIFIED CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                 Nine Months Ended
                                                                      May 31,
                                                              ----------------------
                                                                 2005         2004
                                                              ---------    ---------
Net cash (used in) operating activities ...................   $ (80,491)   $ (27,821)
                                                              ---------    ---------

Cash flows from investing activities:
     Increase in note receivable, related party ...........        --        (21,752)
     Net cash provided by (used in) discontinued operations        --         46,284
     Cash paid in the sale of assets ......................        --       (307,281)
                                                              ---------    ---------
            Net cash used in investing activities .........        --       (282,749)

Cash flows from financing activities:
     Proceeds from long-term debt, related party ..........        --        262,000
     Related party advances (Note 2) ......................      80,445         --
     Principal payments on long-term debt, related party ..        --        (72,503)
     Net cash provided by (used in) discontinued operations        --        (60,538)
     Change in cash overdraft .............................        --       (139,695)
                                                              ---------    ---------
            Net cash used in investing activities .........      80,445      (10,736)

            Net change in cash ............................         (46)    (321,306)

Cash at beginning of period ...............................         340      321,670
                                                              ---------    ---------
            Cash at end of period .........................   $     294    $     364
                                                              =========    =========


                                          6

MLLER DIVERSIFIED CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1: Basis of Presentation
-----------------------------

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB with financial statements dated August 31, 2004, and should be read in conjunction with the notes thereto.

In management's opinion, all adjustments (consisting only of normal recurring adjustments) necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Note 2: Related Party Transactions
----------------------------------

During the nine months ended May 31, 2005, an affiliate advanced the Company $80,445 for working capital purposes. At May 31, 2005, we were indebted to the affiliate in the amount of $82,841, which is included as indebtedness to related party in the accompanying unaudited condensed financial statements.

In fiscal year 2004, we borrowed $262,000 from Miller Feed Lots, Inc, an affiliate, pursuant to two promissory notes, for working capital. The notes are due on demand, with interest at 7.5 percent. During the three and nine months ended May 31, 2005, respectively, we accrued $4,953 and $14,683 in interest expense payable to our affiliate. During the three and nine months ended May 31, 2004, respectively, we accrued $5,039 and $10,105 in interest expense payable to our affiliate. At May 31, 2005, we were indebted to our affiliate in the amount of $262,000 and $29,742, respectively, for the note payable and related interest.

Note 3: Income Taxes
--------------------

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $0 income taxes.

Note 4: Pending Litigation
--------------------------

On June 14, 2005, certain shareholders commenced a shareholder derivative action against us, one of our affiliates, certain officers and directors, and others in the in U.S. District Court in Denver, Colorado.

The complaint alleges that certain officers and directors committed ultra vires acts as officers and directors of the Company, including violating their fiduciary duties of loyalty and good faith, engaging in fraud and self-dealing, wasting corporate assets and misappropriating corporate opportunities by (i) unlawfully selling the Company's business and assets; (ii) operating the Company solely for personal benefit at the expense of the Company's shareholders; (iii) misusing Company assets for personal benefit; (iv) failing to properly oversee and implement policies and procedures to ensure the Company's compliance with GAAP and the Sarbannes-Oxley Act; and (v) violating provisions of federal securities laws and other laws by making and causing the Company to make false and misleading statements and to omit to disclose material information. The complaint alleges damages on the Company's behalf equal to $2,223,000 plus interest, costs, fees and expenses.

Management believes that the suit is without merit and is vigorously defending the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain statements in this Report on Form 10-QSB (this "Report") or otherwise incorporated by reference into this Report are "forward-looking statements". These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements involve risks and uncertainties. Although management believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company cannot be sure that these expectations will prove correct, and the actual results that the Company achieves may differ materially from any forward-looking statements, due to such risks and uncertainties.

Management's Discussion and Analysis for Period Ended May 31, 2005

The Company had a net loss from continuing operations of $6,384 and $95,175 for three and nine months ending May 31, 2005. This compares to a net loss from continuing operations of $14,542 and $418,863 for the three and nine months ending May 31, 2004. Loss from discontinued operations for the nine months ended February 29, 2004 was $354,304, which includes a loss from both operations and disposal of net assets of the feedlot business.

Effective October 31, 2003, the Company completed the sale of its assets to a related party and is no longer running any business operations, and therefore has no revenues, other than possibly selling the public shell as a capital access company.

Liquidity and Capital Resources

Working capital on May 31, 2005 was $(374,289) compared to $(279,114) at August 31, 2004, a decrease of $95,175. This decrease is attributable to the net loss for the period.

Current assets of $294 at May 31, 2005 consisted of cash, as compared with cash of $340 at August 31, 2004. Current liabilities increased by $95,129, or 34%, to $374,583. This increase relates primarily to the funding of professional, legal and accounting fees by Miller Feed Lots, Inc. on behalf of the Company, which amount is included in accounts payable - related party.

Recent Accounting Pronouncements

Management does not believe there are new accounting standards the implementation of which will significantly impact the Company's financial statements.

ITEM 3. CONTROLS AND PROCEDURES

(a) Within 90 days of filing this report on Form 10-QSB (the "Evaluation Date"), the Company's Chief Financial Officer and Chief Executive Officer, together with management, evaluated the Company's disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, these officers have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in our reports filed or submitted by the Company under the Exchange Act.

(b) During the most recent fiscal quarter, there have not been any significant changes in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION
Item 1. Legal Proceedings

     Although the Company had no reportable litigation during the applicable period of this Report on Form 10-QSB, after the end of the quarter, on June 14, 2005, Charles Shrebnick, et al. commenced a shareholder derivative action against the Company, Miller Feed Lots, Inc., certain officers and directors of the Company, and others in the in U.S. District Court in Denver, Colorado.

     The complaint alleges, among other things, that certain officers and directors committed ultra vires acts as officers and directors of the Company, including violating their fiduciary duties of loyalty and good faith, engaging in fraud and self-dealing, wasting corporate assets and misappropriating corporate opportunities by (i) unlawfully selling the Company's business and assets; (ii) operating the Company solely for personal benefit at the expense of the Company's shareholders; (iii) misusing Company assets for personal benefit;
(iv) failing to properly oversee and implement policies and procedures to ensure the Company's compliance with GAAP and the Sarbanes-Oxley Act; and (v) violating provisions of federal securities laws and other laws by making and causing the Company to make false and misleading statements and to omit to disclose material information. The complaint alleges damages on the Company's behalf equal to $2,223,000 plus interest, costs, fees and expenses.

     Management believes that the suit is without merit and is vigorously defending the Company and its officers and directors.

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



                                          MILLER DIVERSIFIED CORPORATION
                                          ------------------------------
                                                   (Registrant)



     Signature                         Title                        Date
     ---------                         -----                        ----

/s/ James E. Miller             President, Principal          September 7, 2005
-------------------             Executive Officer
James E. Miller                 Principal Financial
                                Officer, and Director


/s/ Clark A. Miller             Secretary-Treasurer           September 7, 2005
-------------------             Principal Marketing
Clark A. Miller                 Officer


/s/ Norman M. Dean              Chairman of the               September 7, 2005
------------------              Board and Director
Norman M. Dean