Form 10KSB
period 2005-08-31
MILLER DIVERSIFIED CORP
filed 2008-01-17
CIK 844856

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	Annual Report Under Section 13 or 15(d) Of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2005

☐	Transition Report Under Section 13 or 15(d) Of the Securities Exchange Act of 1934

For the transition period from             to

Commission file number 01-19001

MILLER DIVERSIFIED CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	84-1070932
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

P.O. Box 237

La Salle, Colorado 80645

23360 Weld County Road 35

La Salle, Colorado 80645

(Address of principal executive offices)

(970) 284-5556

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:

$.001 par value common stock
(Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

The issuer’s revenues for the fiscal year ended August 31, 2005 were $0.

The aggregate market value of the voting stock held by non-affiliates of the issuer was $127,542.04 based on the sales price as reported on the Over-the-Counter Bulletin Board on December 31, 2007.  There were 6,404,640 shares of common stock $.0001 par value outstanding as of January 9, 2008.

FORM 10-KSB

MILLER DIVERSIFIED CORPORATION
INDEX

PART I

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions and financial trends that may affect the Company’s future plans of operations, business strategy, operating results and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that, actual results may differ materially from those included within the forward-looking statements because of various factors. Such factors are discussed under “Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

Item 1.  Description of Business

Miller Diversified Corporation (the “Company”) is a Nevada corporation that was formed in 1987 as the result of several transactions and mergers of predecessor companies.  In 1987, the Company acquired the commercial cattle feeding business and some farms of Miller Feed Lots, Inc. (“MFL”), an affiliate of the Company.  The farms were subsequently sold, but the Company continued to conduct a commercial cattle feeding business on a feedlot facility and with equipment leased or rented from MFL until October 31, 2003.  The Company also had a wholly owned subsidiary, Miller Feeders, Inc. (“MFI”) which was acquired in 1987.

Due to recurring operating losses, in October, 2003 the Company entered into an agreement to sell substantially all of its assets.  Since the sale of its assets, the Company has not engaged in business operations.  The Company is currently considering a merger or acquisition with another company.

Employees

The Company has no employees at this time.

Item 2.  Description of Property

The Company does not own or lease any real property.

Item 3.  Legal Proceedings

As of the date of this report, neither the Company nor its assets is subject to any pending legal proceeding.

On November 21, 2005, Charles M. Srebnik, JoAnn Srebnik, Michelle Srebnik, Lee Srebnik, Gary Devonport, Aimee Devonport, Allison Okon, individually and as trustee for the Matthew Okon Trust, and Daryl Dinkla, individually and derivatively on behalf of the Company (collectively “Plaintiffs”), commenced a civil action in the U.S. District Court, District of Colorado (“Civil Action”) against the Company’s officers and directors, consisting of Norman M. Dean, James E. Miller, and Clark A. Miller, MFL, and the Company’s independent accountants and outside legal counsel, consisting of Anderson & Whitney, P.C., Comiskey & Company, Professional Corporation, and  Sherman & Howard L.L.C. (collectively “Defendants”).  In the Civil Action, Plaintiffs asserted a number of individual claims and derivative claims that alleged, in part, that the officers and directors breached their fiduciary duties to the Company and its shareholders by fraudulently representing the legality, terms, and results pertaining to the Asset Purchase Agreement dated September 19, 2003 between the Company and MFL.  The Company and its directors filed a motion to dismiss the Civil Action which resulted in the dismissal of ten of Plaintiffs’ fourteen claims. Two additional claims were voluntarily dismissed by Plaintiffs.  On June 1, 2007, the parties entered into a Stipulation and Settlement Agreement which resolved all claims against all parties.  Terms of the settlement include payment of $395,000 to plaintiffs and certain assurances by the Company regarding its corporate governance, including the resignation of Clark Miller as a director and the appointment of plaintiff Daryl Dinkla as his replacement.  The Company’s portion of the settlement payment was $135,000. The directors of the Company also agreed to cancel $300,000 in debt owed by the Company to them.

The Court granted preliminary approval of the settlement on June 6, 2007. The final hearing on the fairness of the settlement agreement was held on August 10, 2007.  At the hearing, the Court approved the settlement agreement and dismissed all of Plaintiffs’ claims with prejudice.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the stockholders in the fourth quarter of the fiscal year covered by this Annual Report ended August 31, 2005.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The number of record holders of the Company’s common stock as of August 31, 2005 was 1,425 according to the information furnished by the Company’s transfer agent.

The following table sets forth the high and low sale prices for the Company’s common stock, as reported by the Over-the-Counter Bulletin Board.  The stock prices listed below are not necessarily indicative of future trading activity or price trends.

Quarter Ended	High Sales Price	Low Sales Price
2005
November 30, 2004	.05	N/A
February 28, 2005	.06	.05
May 31, 2005	.05	.04
August 31, 2005	.04	.04

2004
November 30, 2003	.10	.05
February 28, 2004	.09	.06
May 31, 2004	.06	.06
August 31, 2004	.06	.05

Trading volume in the Company’s stock is extremely limited.  The Company’s stock is traded on the Over-the-Counter Bulletin Board.

The Company has not paid any dividends on it common stock and the board of directors intends to continue a policy of retaining earnings for use in the Company’s operations and to finance expansion of its business.  The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the board of directors in light of conditions then existing, including earnings, financial conditions, capital requirements, and other factors.  The terms of the Company’s Preferred Shares give such Preferred Shares a preference on the payment of dividends in any given year, but such dividends are not cumulative.  There are currently no Preferred Shares issued and outstanding.  No leasing, financing, or similar arrangements to which the Company is a party preclude or limit in any manner the payment of any dividend.

Item 6.  Management’s Discussion and Analysis of Operation

Introduction

The Company was engaged in commercial cattle feeding operations from 1987 through 2003.  Due to recurring operating losses, in October, 2003 the Company entered into an agreement to sell substantially all of its assets to MFI.  Since the sale of its assets, the Company has not engaged in business operations.  The Company’s financial statements reflect the cost of certain litigation which was commenced in November 2005 and was settled in August, 2007.  Such litigation is summarized in “PART I — ITEM 3.  Legal Proceedings.”

The Company intends to identify and evaluate opportunities to acquire or enter into a merger agreement with one or more operating company.  In the event the Company completes any such acquisition or merger transaction, then the Company’s future operating results and financial condition will be determined by the business activities, financial condition and operating results of the acquired business.

Forward-Looking Statement Notice

When used in this report, the words “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “intend”, and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 (“Securities Act”) and Section 21e of the Securities Exchange Act of 1934 (“1934 Act”) regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements because of various factors.  Such factors are discussed under the Item 6, Management’s Discussion and Analysis of Operation, and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

Results of Operations

The Company has had no revenue from operations since approximately November 30, 2001.  The Company had a net loss from operations of $163,545 for the fiscal year ending August 31, 2005.  This compares to a net loss from operations of $455,720 for the fiscal year ending August 31, 2004.  The net loss in each period was comprised primarily of general and administrative expenses.

Liquidity and Capital Resources

Working capital on August 31, 2005 was ($441,459).  Current assets of $281 at August 31, 2005 consisted entirely of cash.  Current liabilities of $441,740 consisted of accounts payable, indebtedness to a related party, a note payable to a related party, and accrued interest payable to a related party.  The Company will be required to raise additional capital prior to engaging in any business operations.

Item 7.  Financial Statements

Financial statements as of and for the year ended August 31, 2005 are set forth below.

MILLER DIVERSIFIED CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder:

Miller Diversified Corporation

We have audited the balance sheet of Miller Diversified Corporation as of August 31, 2005, and the related statements of operations, changes in shareholders’ deficit and cash flows for the years ended August 31, 2005 and 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Miller Diversified Corporation as of August 31, 2005, and the results of its operations and its cash flows for the years ended August 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company has virtually no assets at August 31, 2005 and relies on an affiliate to pay all expenses and obligations on its behalf.  The Company would not be able to maintain its limited operations without the affiliate’s funding.  Related party transactions are not considered to be arm’s length transactions under generally accepted accounting principles.

As discussed in Note 5 to the financial statements, the Company was named a defendant in a lawsuit brought by several shareholders in November 2005.  The lawsuit was settled in August 2007.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered significant operating losses over the past several years resulting in a retained deficit of 1,794,988 and a net capital deficiency of $441,459 at August 31, 2005, after having disposed of its operating assets and liabilities during the year ended August 31, 2004.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cordovano and Honeck LLP
Cordovano and Honeck LLP
Englewood, Colorado
September 21, 2007

MILLER DIVERSIFIED CORPORATION

Balance Sheet

August 31, 2005

Assets
Cash	$281

Liabilities and Shareholders’ Deficit
Liabilities:
Accounts payable	$40,139
Indebtedness to related party (Note 2)	104,907
Note payable to related party (Note 2)	262,000
Accrued interest payable to related party (Note 2)	34,694
Total liabilities	441,740

Shareholders’ deficit:
Preferred stock, $2.00 par value; 1,000,000 shares authorized, -0- shares issued and outstanding	—
Common stock, $.0001 par value; 25,000,000 shares authorized, 6,404,640 shares issued and outstanding	640
Additional paid-in capital	1,352,889
Retained deficit	(1,794,988)
Total shareholders’ deficit	(441,459)
Total liabilities and shareholders’ deficit	$281

See accompanying notes to financial statements

MILLER DIVERSIFIED CORPORATION

Statements of Operations

	For The Years Ended August 31,

	2005	2004
Operating expenses:
Selling, general and administrative	$142,709	$84,978
Contributed rent (Note 2)	1,200	—
Total operating expenses	143,909	84,978
Loss from operations	(143,909)	(84,978)

Other expense:
Interest expense (Note 2)	(19,636)	(16,438)
Loss before income taxes	(163,545)	(101,416)

Provision for income taxes (Note 3)	—	—
Loss from continuing operations	(163,545)	(101,416)

Discontinued operations:
Loss from operations of disposed net assets	—	(171,680)
Loss on disposal of net assets	—	(182,624)
Loss from discontinued operations	—	(354,304)
Net loss	$(163,545)	$(455,720)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.03)	$(0.01)
Loss from operations of disposed net assets	—	(0.03)
Loss on disposal of net assets	—	(0.03)
	$(0.03)	$(0.07)

Basic and diluted weighted average common shares outstanding	6,404,640	6,404,640

See accompanying notes to financial statements

MILLER DIVERSIFIED CORPORATION

Statement of Changes in Shareholders’ Defecit

					Paid-in Capital
						Less: Receivable for Paid-in Capital	Total Paid-in Capital		Accumulated Other Comprehensive Income(Loss)
					Additional Paid-in Capital
	Preferred Stock		Common Stock					Retained Deficit
	Shares	Par Value	Shares	Par Value						Total
Balance, August 31, 2003	—	$—	6,404,640	$640	$1,867,854	$(516,165)	$1,351,689	$(1,175,723)	$(6,000)	$170,606

Cancellation of receivable for paid-in capital	—	—	—	—	(516,165)	516,165	—	—	—	—
Comprehensive loss:
Net loss for the year ended August 31, 2004	—	—	—	—	—	—	—	(455,720)	—	(455,720)
Amounts reclassified to income	—	—	—	—	—	—	—	—	6,000	6,000
Comprehensive loss	—	—	—	—	—	—	—	—	—	(449,720)
Balance, August 31, 2004	—	—	6,404,640	640	1,351,689	—	1,351,689	(1,631,443)	—	(279,114)

Rent contributed by an affiliate (Note 2)	—	—	—	—	1,200	—	1,200	—	—	1,200
Net loss for the year ended August 31, 2005	—	—	—	—	—	—	—	(163,545)	—	(163,545)

Balance, August 31, 2005	—	$—	6,404,640	$640	$1,352,889	$—	$1,352,889	$(1,794,988)	$—	$(441,459)

See accompanying notes to financial statements

MILLER DIVERSIFIED CORPORATION

Statements of Cash Flows

	For The Years Ended
	August 31,
	2005	2004
Cash flows from operating activities:
Loss from continuing operations	$(163,545)	$(101,416)
Adjustments to reconcile net loss to net cash used by operating activities:
Contributed rent	1,200	—
Changes in assets and liabilities:
Increase in accounts payable	40,139	—
Increase in indebtedness to related parties	102,511	24,148
Increase in accrued interest payable to related party	19,636	15,058
Net cash used in continuing operations	(59)	(62,210)
Net cash provided by discontinued operations	—	34,365
Net cash used in operating activities	(59)	(27,845)

Cash flows from investing activities:
Increase in note receivable from related party	—	(21,752)
Net cash used in continuing operations	—	(21,752)
Net cash provided by discontinued operations	—	46,284
Cash paid in sale of assets	—	(307,281)
Net cash used in investing activities	—	(282,749)

Cash flows from financing activities:
Proceeds from long-term debt, related parties	—	262,000
Principal payments on long-term debt, related parties	—	(72,503)
Change in cash overdraft	—	(139,695)
Net cash provided by continuing operations	—	49,802
Net cash used in discontinued operations	—	(60,538)
Net cash used in financing activities	—	(10,736)

Net change in cash	(59)	(321,330)

Cash, beginning of year	340	321,670

Cash, end of year	$281	$340

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—
Interest	$—	$—

See accompanying notes to financial statements

MILLER DIVERSIFIED CORPORATION

Notes to Financial Statements

(1)                     Organization, Basis of Presentation, and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Until October 31, 2003, Miller Diversified Corporation (the “Company”) operated a feedlot facility near LaSalle, Colorado, in which cattle owned by customers or the Company were fed and cared for by the Company.

The Company is currently considered a shell corporation and has no revenue-producing operations.  The Company’s business plan is to evaluate, structure and complete a merger with, or acquisition of, a privately-owned operating company.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company is a shell corporation with continuing operating losses and limited assets.  These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

While the Company plans to pursue and negotiate a business combination with an operating company, ultimately, the continuation of the Company as a going concern is dependent upon the establishment of profitable operations. Because the achievement of these plans is dependent on future events, namely a business combination with an operating company, there can be no assurance that future profitable operations will occur.  The accompanying financial statements do not include any adjustments, which may be necessary if the company is unable to continue in existence.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.  The Company had no cash equivalents at August 31, 2005.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting.  Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  At September 30, 2005, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29.” This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The application of SFAS No. 153 does not have a material affect on the Company’s financial statements.

In December 2004, the FASB issued a revision to SFAS No. 123, “Share-Based Payment.” This Statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance.  It establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement No. 123 as originally issued and EITF Issue No. 96-18.  This Statement is effective for public entities that file as small business issuers as of the beginning of the first fiscal period that begins after December 15, 2005.  The Standard provides for a prospective application.  Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption.  In addition, the Company will recognize the unvested potion of the grant date fair value of awards issued prior to the adoption based on the fair values previously calculated for disclosure purposes.  At September 30, 2005, the Company had no unvested options.

(2)                     Related Party Transactions

Note Payable and Other Indebtedness to Related Party

James E. Miller, Norman M. Dean, and Clark A. Miller, who are directors of the Company, are also directors of Miller Feed Lots, Inc. (“MFL”).  James E. Miller and Norman M. Dean own all the issued and outstanding common shares of Miller Feed Lots, Inc., and approximately 48.3% of the outstanding shares of the Company.

The Company has borrowed $262,000 from MFL, an affiliate under common control, pursuant to a promissory note, for working capital. The note is due on demand, with interest at 7.5 percent. During the years ended August 31, 2005 and 2004, we accrued $19,636 and $15,058 (unaudited), respectively, in interest expense payable to MFL.  At August 31, 2005, the Company was indebted to MFL in the amount of $262,000 and $34,694, respectively, for the note payable and related accrued interest.

During the years ended August 31, 2005 and 2004, MFL advanced the Company $102,511 and $2,396 (unaudited), respectively, for working capital.  The Company relies on MFL to pay all expenses on its behalf.  There is no assurance that MFL will continue to pay the Company’s expenses in the future.  At August 31, 2005, we were indebted to MFL in the amount of $104,907, which is included as indebtedness to related party in the accompanying financial statements.

Contributed Rent

MFL contributed the use of facilities to the Company during the year ended August 31, 2005.  The fair value of the facilities was estimated in good faith by management at $100 per month and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

Profit and Loss Sharing Agreement

The Company had an agreement with MFL to share losses from the Company’s fed cattle sales beginning September 1, 2001. Under the agreement, the amount due from MFL was to be cancelled if the Company ceases to feed cattle. The agreement was reported as additional paid-in capital less the related receivable from MFL.  At November 30, 2003, this receivable amounted to $516,165 (unaudited). In May 2004, the Company’s management concluded they had exhausted their efforts to obtain financing to continue feeding cattle, which triggered the cancellation of the $516,165 (unaudited) due from MFL and the related additional paid-in capital.

Sale of Assets and Liabilities to MFL

As more fully described in Note 4, the Company sold substantially all of its operating assets and liabilities to MFL in exchange for a release of its obligation under a long-term lease.

(3)       Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	For The Years Ended
	August 31,
	2005	2004
U.S. statutory federal rate, graduated	28.18%	34.00%
State income tax rate, net of federal	3.33%	3.06%
Contributed rent	0.00%	0.00%
Net operating loss (NOL) for which no tax benefit is currently available	-31.51%	-37.06%
	0.00%	0.00%

At August 31, 2005, the Company’s deferred tax asset consisted of $1,041,525 in operating loss carryforwards, which was fully allowed for in the valuation allowance.  The valuation allowance offsets the net deferred tax asset for which it is more likely than not that the deferred tax assets will not be realized.  The change in the valuation allowance for the years ended August 31, 2005 and 2004 totaled $51,150 and $153,067, respectively.  The net operating loss carryforward expires through the year 2025.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized.  At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

(4)       Sale of Assets and Liabilities and Discontinued Operations

Effective October 31, 2003, a majority of the Company’s shareholders approved an agreement dated September 19, 2003 to sell substantially all of the assets and liabilities of the Company from its feedlot operations to Miller Feed Lots, Inc. (“MFL”), an affiliate under common control, in exchange for MFL’s release of the Company from its lease agreement.  As part of the agreement, the Company also paid MFL a lease cancellation fee of $250,000.  The assets consisted of procurement feeder cattle (held for custom feeders), all receivables, inventory, prepaid expenses, equipment used in the cattle feeding business, leasehold improvements, notes receivable, certain deposits, all shares of common stock and other equity rights held in the Company’s subsidiary, Miller Feeders, Inc., and cattle feeding contracts with customers.  Revenues and expenses of the disposed assets have been accounted for as discontinued operations.  The sale resulted in a net receivable from MFL of $21,752 and a loss on sale of $182,624. After the sale, the Company had no active operating activity.  The note receivable created from the sale of assets and liabilities sold to MFL consisted of the following:

Cash	$307,281
Accounts receivable	542,250
Notes receivable	1,688,500
Inventories	466,480
Other current assets	14,136
Other assets	11,495
Total assets	$3,030,142

Accounts payable	$785,543
Accrued expenses	41,152
Notes payable	1,955,095
Total liabilities	$2,781,790

Net assets disposed of	248,352
Sales price for fixed assets	23,400
Cancellation fee	(250,000)
Note receivable - MFL	$21,752

The loss created from the sale of assets and liabilities sold to MFL consisted of the following:

Property and equipment - net	$(822,113)
Capital lease obligation	866,089
Sales price for fixed assets	23,400
Cancellation fee	(250,000)
Loss on sale	$(182,624)

The decision to sell the feedlot assets and liabilities was based on the Company’s recurring operating losses from the cattle feeding business in each of the prior three years, with no foreseeable prospect that the cattle market would improve in the near future to the point that the Company’s operations could become profitable.  Because of the losses, Farm Credit Services, which had provided a $3 million credit line, had advised the Company that the line of credit, which matured on December 31, 2002, would not be renewed.  For the same reasons, management considered it unlikely that the Company would be able to secure capital for cattle feeding from other sources on terms favorable to the Company.  Management determined that stockholders would be better served by investment in a different business.

(5)       Subsequent Events - Litigation and Settlement

The Company was named a defendant in the lawsuit styled Srebnik, et al. v. Norman Dean, et al., case no. 05-CV-01086-WYD-MJW, filed on November 21, 2005.

The lawsuit, brought by several shareholders, alleged that the Company and its directors, accountants and attorneys violated several provisions of the Securities and Exchange Act of 1934 by issuing the 2002 and 2003 financial statements and the 2003 proxy statement seeking approval of the September 19, 2003 sale of the Company’s assets to MFL.  The lawsuit also alleged several derivative state law claims against the directors of the Company.

The Company and its directors vigorously defended the lawsuit through the discovery and expert designation phases, and believed there were meritorious defenses to the remaining claims. However, to avoid the cost and uncertainty of further litigation, on June 1, 2007, the Company and the other defendants entered into a Stipulation and Settlement Agreement with the Plaintiffs which resolved all claims against all parties for payment to Plaintiffs of $395,000 and certain assurances by the Company regarding its corporate governance, including the resignation of Clark Miller as a director and the appointment of plaintiff Daryl Dinkla as his replacement.  The Company’s portion of the settlement is $135,000. The Company’s directors also agreed to cancel $300,000 in debt owed by the Company to MFL.

The Court granted preliminary approval of the settlement on June 6, 2007. The final hearing on the fairness of the settlement agreement was held on August 10, 2007.  At the hearing, the Court approved the settlement agreement and subsequently dismissed all of Plaintiffs’ claims with prejudice.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

As reported in a Form 8-K dated September 23, 2003, Anderson & Whitney, P.C. (“Anderson & Whitney”) declined to stand for re-election to perform the audit of the consolidated financial statements of the Company for the fiscal year ended August 31, 2003.  Anderson & Whiteney had served as the Company’s principal independent accountants since 1987.  Anderson & Whitney’s decision was accepted by the board of directors of the Company.

The audit reports of Anderson & Whitney on the consolidated financial statements of the Company for the fiscal years ended August 31, 2001 and August 31, 2002 contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.  As reported in a Form 8-K dated March 17, 2004, upon learning of planned restatements of the financial statements for the years ended August 31, 2001 and 2002, Anderson & Whitney withdrew their report on those financial statements.

In connection with the audits of the consolidated financial statements of the Company for the fiscal years ended August 31, 2001 and August 31, 2002 through the date hereof, the Company had no disagreement with Anderson & Whitney on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure, which disagreement, if not resolved to the satisfaction of Anderson & Whitney, would have caused them to make reference to such disagreement in their reports for such periods; and there were no reportable events as defined in Item 304(a)(1)(iv) of Regulation S-B.

On September 23, 2003, the Company engaged the accounting firm of Schumacher & Associates, Inc. (“Schumacher & Associates”) as independent accountants to audit the Company’s consolidated financial statements for the fiscal year ended August 31, 2003.  The decision to engage Schumacher & Associates was made by the board of directors of the Company.  During the fiscal years ended August 31, 2001 and August 31, 2002 through the date hereof, the Company did not consult with Schumacher & Associates regarding any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

As reported in a Form 8-K dated April 19, 2004, Schumacher & Associates was dismissed by the board of directors on April 8, 2004.  Schumacher & Associates did not issue a report on the financial statements of the Company.  During its preparation of audit for the fiscal years ended August 31, 2003 and August 31, 2002, Schumacher & Associates expressed disagreement with the Company on matters of accounting principles, accounting practices, and financial statement disclosures.  Those disagreements, if not resolved to the satisfaction of Schumacher & Associates, would probably have caused Schumacher & Associates to make reference to the subject matter of the disagreements in connection with the interim reports on Form 10-QSB to be submitted with respect to the Company’s restated financial statements for the fiscal years ended August 31, 2002 and August 31, 2003.

The disagreements pertained to related-party issues and non-related party issues.  The disagreements with respect to the related party issues concerned $179,000 (rounded for presentation) which was paid to Norman M. Dean, chairman of the board of directors, in

October, 2003.  The $179,000.00 was paid in connection with guarantees the Company provided Norman M. Dean with respect to losses incurred pursuant to the Company’s cattle feeding program. Mistakenly, this liability had not previously been reported and had not been disclosed in footnotes to the financial statements.  The arrangement has been now accrued in the August 31, 2002 and August 31, 2003 financial statements and was disclosed in Note 11 to such consolidated financial statements.  In addition, Schumacher & Associates questioned whether the cattle feeding transactions were loan transactions, rather than contracts.  Schumacher & Associates also expressed concern with $514,000.00 (rounded for presentation) of losses assumed by MFL pursuant to a loss-sharing agreement between the Company and MFL, which was reported as a receivable on the Company’s financial statement for the fiscal year ended August 31, 2002.  Schumacher & Associates stated that the loss-sharing arrangement should be reported as an equity transaction, rather than as a receivable.  These two issues were included in the restatement of the financial statements for the fiscal year ended August 31, 2002, as reported in Note 18 to such financial statements.

Schumacher & Associates also questioned the reporting of $376,167.00 in net deferred tax assets as of the fiscal year ended August 31, 2002 due to the uncertainty of the Company realizing those benefits.  Schumacher & Associates accounting treatment would have increased the valuation allowance for the deferred tax assets by $376,167.00 which would have increased the Company’s net loss for the fiscal year ended August 31, 2002 by the same amount.

As reported in a Form 8-K dated April 13, 2004, on April 3, 2004 the board of directors of the Company engaged Comiskey & Company, P.C. (“Comiskey & Company”) to audit the financial statements for the fiscal years ended August 31, 2002 and August 31, 2003.  During the fiscal years ended August 31, 2002 and August 31, 2003 through the date hereof, the Company did not consult with Comiskey & Company regarding any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

Item 8A.  Controls and Procedures

The Company sold substantially all of its assets and terminated its active business operations during the fiscal quarter ended November 30, 2003.  As of the end of the quarter ended May 31, 2004, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d - 15(e) under the 1934 Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures had not been effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms; specifically, disclosure controls and procedures relative to off balance sheet arrangements and guarantees were not effective.  Consequently, the Company instituted procedures to ensure that off balance sheet arrangements and guarantees relating to cattle feeding arrangements between the Company and its customers are properly disclosed in the financial statements and public filings.  The Company thereby effected a change in its internal control over financial reporting beginning with the Company’s November 30, 2003 fiscal quarter.  With the disposal of the Company’s cattle feeding business, specific controls relating to cattle feeding arrangements will no longer be necessary for the Company’s public filings.  General controls over off-balance sheet arrangements and guarantees, however, will remain in effect.

Item 8B.  Other Information

None

PART III

Item 9.  Directors and Executive Officers of the Company

As of January 9, 2008, the directors and officers of the Company are as follows:

Name	Age	Position

Norman M. Dean	87	Chairman of the Board of Directors and Director

James E. Miller	68	President, Chief Executive Officer, Chief Financial Officer, and Director

Daryl Dinkla	62	Director

Clark A. Miller	38	Secretary/Treasurer

The Company’s executive officers hold office at the pleasure of the directors of the Company.  There is no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was selected as an officer of the Company.

Significant Employees

The Company does not employ persons, other than the above named officers of the Company, who make or are expected to make significant contributions to the business of the Company.

Family Relationships

The president of the Company is James E. Miller and is also the father of Clark A. Miller who is the secretary and treasurer of the Company.  These are the only two employees of the Company who are related.

Experience of Officers and Directors

Norman M. Dean has served as a director of the Company and its predecessor since January, 1987, chairman of the board of directors since 1989, and served as treasurer of the Company from December, 1988 until October, 1989.  During the past 5 years he has been employed by the Company on a part-time basis, devoting approximately 10% of his time to the Company.  Since 1987, he has served as president and a member of the board of directors of Foothills Financial

Corporation located in Greeley, Colorado.  Foothills Financial Corporation is engaged in lending and leasing.  From 2001 until 2004, Norman M. Dean served as a chairman of the board of directors of Alaris Medical Systems, Inc. located in San Diego, California.  Alaris Medical Systems, Inc. is engaged in the production and sale of medical equipment.  Since 1966, Norman M. Dean has been a director of MFL located in La Salle, Colorado.

James E. Miller has served as president, chief executive officer, chief financial officer, and a director of the Company and its predecessor since January, 1987.  During the past 5 years he has worked full-time for the Company.  Since 1966, he has been a director, a major shareholder, president and chief operating officer of MFL.  Due to the fact that the Company has leased the feedlot property owned by MFL since 1991, the amount of time he is required to devote to MFL is minimal.  He has not, however, devoted significant time to MFL during the past 5 years.  James E. Miller also serves as president of Central Weld County Water District located in Greeley, Colorado.

Clark A. Miller has served as secretary and treasurer of the Company since October, 2000.  He also served as a director of the Company from 2000 through June, 2007.  From 1999 until the sale of the Company’s assets in November, 2003, he served as marketing manager for Company cattle and grains.  Prior to 2000, Clark A. Miller was employed by Purina Mills as the western director of cattle grain and grain risk management for seven years.  Purina Mills is a manufacturer of cattle feed.

Daryl Dinkla has served as a director of the Company since August, 2007.  Pursuant to the settlement of the Civil Action, Clark Miller resigned as a director and Daryl Dinkla was appointed as his replacement.  For over 12 years, Daryl Dinkla was an active member of the Chicago mercantile exchange functioning as a floor trader and providing professional trading advice to independent firms.  His concentration is in agricultural futures and options trading.  Since 2004, he has served on the board of directors of WHY USA Financial Group, Inc., a mortgage banking and real estate services company located in Minneapolis, Minnesota.

Except as described above, the Company has no director who is also a director of any other company with a class of securities registered pursuant to Section 15(d) of the Securities Exchange Act of 1934 or any company registered as an investment company under the Investment Company Act of 1940.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under Section 16(a) of the Exchange Act, directors, certain executive officers and certain persons holding more than 10% of our common stock are required to report their initial ownership of our common stock and any changes in that ownership to the SEC. The SEC has designated specific due dates for these reports and we are required to identify in this report those persons who did not file these reports when due.

Based solely on the review of the copies of such forms received, or written representations received from certain reporting persons, we believe that all of our officers and directors have filed the reports required of them under Section 16(a) during fiscal year 2005.

Item 10.  Executive Compensation

Summary of Compensation

The following table sets forth information concerning the annual compensation of the Chief Executive Officer of the Company.  No executive officer of the Company received salary and bonuses for the fiscal year ended August 31, 2005 in excess of $100,000.

Summary Annual Compensation Table

Name and Principal Position	Fiscal Year	Salary		Annual Bonus

James E. Miller	2005	$0		$0
Chief Executive Officer	2004	$12,000	(1)	$0
	2003	$72,000	(1)	$0
	2002	$72,000	(1)	$0

(1)  Prior to the sale of the Company’s assets in November 2003, James E. Miller was required by the Company to live at the Company’s feedlot facilities.  For the fiscal years ended August 31, 2004, 2003 and 2002 the Company paid $1,500, $9,000 and $9,000 in rent, respectively, to MFL for a house occupied by Clark A. Miller.

Options

There have been no stock options granted to any of the named executive officers during the three fiscal years ended August 31, 2005.

Compensation of Directors

The directors of the Company are entitled to receive fees of $500 per quarter for Company meetings attended, and reimbursement for travel expenses.  During the fiscal year ended August 31, 2005, no director collected this fee or was reimbursed for any travel expenses.  In addition to serving as a director of the Company, Norman M. Dean was a part-time employee of the Company and received a salary $3,000 per month.

Termination of Employment and Change of Control Agreement

The Company has no compensation plan or similar arrangement with any of its current or former officers or directors, which results or will result from the resignation, retirement, or any other termination by such individual of employment with the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners:

The following table sets forth the number and percentage of shares of the Company’s $.0001 par value common stock (only class of stock) owned beneficially by any person who, as of December 7, 2007, is known to the Company to be the beneficial owner of 5% or more of such common stock (except directors and officers whose ownership is set forth in the next paragraph).

Title of Class	Name of Beneficial Owner	Number of Shares	Percent
common stock	None	N/A	N/A

Security Ownership of Management:

The following table sets forth the number and percentage of shares of the Company’s $.0001 par value common stock (only class of stock) owned beneficially by each director of the Company, and by all directors and officers of the Company as a group, as of December 7, 2007.  Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name of Beneficial Owner	Number of Shares		Percent
common stock	James E. Miller	927,304	(1)	14.5%
	23402 Weld County Road 35
	La Salle, CO 80645

common stock	Norman M. Dean	2,164,347	(2)	33.8%
	5754 W. 11th Street, #201
	Greely, CO 80634

common stock	Clark A. Miller	124,438		1.9%
	8039 Castle Court
	Fort Collins, CO 80528

common stock	Daryl Dinkla	80,000		1.3%
	9801 Valdez Drive
	Urbandale, IA 50322

common stock	All directors and officers as a group	3,296,089		51.5%

(1)  Includes 45,906 shares of common stock owned by James E. Miller’s wife.

(2)  Includes 45,905 shares of common stock owned by Norman M. Dean’s wife.

Changes in Control

There are no arrangements known to the Company, including any pledge by any person of Company stock or any of its parents, the operation of which may result in a change of control of the Company.

Item 12.  Certain Relationships and Related Transactions

Through common ownership and overlapping officers and directors, the Company and MFL are related entities.  As described in Part I-Item 1 above and in note 2 to the Company’s financial statements, the Company had engaged in certain transactions with MFL, James E. Miller, Clark A. Miller and Norman M. Dean.

In connection with the settlement of the litigation described above in Part I-Item III, the Company has agreed to indemnify Norman Dean, James Miller and Clark Miller against certain expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement of the litigation.

Part IV

Item 13.     Exhibits

(a)  Index to Exhibits

                3.1           Articles of Incorporation, Bylaws and Amendments (except the Amendment described in 3.2 below) thereto (incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement No. 33-26285 on January 10, 1986).

                3.2           Amendment to Articles of Incorporation dated January 22, 1990; providing for 1:250 reverse stock split and reduction in number of authorized shares (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement No. 33-40461 on May 6, 1991).

                13.1         Stipulation and Settlement Agreement dated June 1, 2007.

                31.1         Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                32.1         Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14.     Principal Accountant Fees and Services

Years Ended August 31	2005	2004
Audit Fees	$6,615.99	$21, 332.00
Audit-related Fees (1)	$5,372.25	—
Tax Fees — prepare annual income tax returns	—	—
All Other Fees	—	—

(1) Consists of fees paid for services related to the audit or review of the Company’s financial statements, including but not limited to review of quarterly financial statements.

All services provided by the Company’s independent accounting firm are approved in advance by the board of directors, which performs the functions of an audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

MILLER DIVERSIFIED CORPORATION

Dated January 14, 2008	By:	/s/ James E. Miller
James E. Miller, President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Miller	President, Principal Executive Officer, Principal Financial Officer, and	January 14, 2008
James E. Miller	Director

/s/ Clark A. Miller	Secretary, Treasurer and Principal Accounting Officer	January 14, 2008
Clark A. Miller

/s/ Norman M. Dean	Chairman of the Board of Directors	January 14, 2008
Norman M. Dean

/s/ Daryl Dinkla	Director	January 15, 2008
Daryl Dinkla