Form 10QSB
period 2005-11-30
MILLER DIVERSIFIED CORP
filed 2008-01-17
CIK 844856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For Quarter Ended November 30, 2005

☐	Transition Report Pursuant to Section 13 or 15(d)
Of the Securities Exchange Act of 1934 for the
Transition period from to .

Commission file number 01-19001

MILLER DIVERSIFIED

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

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☒ No ☐

As of January 9, 2008, there were 6,404,640 shares of common stock, $.0001 par value, issued and outstanding.

Miller Diversified Corporation

Form 10-QSB
November 30, 2005
TABLE OF CONTENTS

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MILLER DIVERSIFIED CORPORATION
Balance Sheet

November 30, 2005
(Unaudited)

Assets
Cash	$267

Liabilities and Shareholders’ Deficit
Liabilities:
Accounts payable	$30,505
Indebtedness to related party (Note 2)	164,457
Note payable to related party (Note 2)	262,000
Accrued interest payable to related party (Note 2)	39,593
Total liabilities	496,555

Shareholders’ deficit:
Preferred stock, $2.00 par value; 1,000,000 shares authorized, -0- shares issued and outstanding	—
Common stock, $.0001 par value; 25,000,000 shares authorized, 6,404,640 shares issued and outstanding	640
Additional paid-in capital	1,353,189
Retained deficit	(1,850,117)
Total shareholders’ deficit	(496,288)

Total liabilities and shareholders’ deficit	$267

See accompanying notes to financial statements

MILLER DIVERSIFIED CORPORATION

Statements of Operations

(Unaudited)

	For The Three Months Ended
	November 30
	2005	2004
Operating expenses:
Selling, general and administrative	$49,930	$52,143
Contributed rent (Note 2)	300	300
Total operating expenses	50,230	52,443

Loss from operations	(50,230)	(52,443)

Other expense:
Interest expense (Note 2)	(4,899)	(4,886)
Loss before income taxes	(55,129)	(57,329)

Provision for income taxes (Note 3)	—	—

Net loss	$(55,129)	$(57,329)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	6,404,640	6,404,640

See accompanying notes to financial statements

MILLER DIVERSIFIED CORPORATION

Statements of Cash Flows

(Unaudited)

	For The Three Months Ended
	November 30
	2005	2004
Cash flows from operating activities:
Net loss	$(55,129)	$(57,329)
Adjustments to reconcile net loss to net cash used by operating activities:
Contributed rent	300	300
Changes in assets and liabilities:
Decrease in accounts payable	(9,634)	—
Increase in accounts payable to related parties	59,550	52,138
Increase in accrued interest payable to related party	4,899	4,886
Net cash used in operating activities	(14)	(5)

Net change in cash	(14)	(5)

Cash, beginning of period	281	340

Cash, end of period	$267	$335

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—

See accompanying notes to financial statements

MILLER DIVERSIFIED CORPORATION
Notes to Condensed Financial Statements

(Unaudited)

Note 1:  Basis of presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB with financial statements dated August 31, 2005, and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented.  Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted.  The results of operations presented for the three months ended November 30, 2005 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Note 2:  Related Party Transactions

Note Payable and Other Indebtedness to Related Party

During the three months ended November 30, 2005, Miller Feed Lots, Inc (“MFL”), our affiliate, paid $53,300 of expenses on behalf of the Company.  The affiliate also provided administrative services during the three months ended November 30, 2005, valued at $6,250 based on our Board of Directors estimate on time and effort.  At November 30, 2005, we were indebted to our affiliate in the amount of $164,457, which is included as indebtedness to related party in the accompanying unaudited condensed financial statements.

In fiscal year 2004, we borrowed $262,000 from MFL pursuant to two promissory notes for working capital purposes.  The notes are due on demand with interest rates at 7.5 percent.  During the three months ended November 30, 2005 and 2004, we incurred $4,899 and $4,886 in interest expense.  At November 30, 2005, interest payable to our affiliate totaled $39,593.

Contributed Rent

MFL contributed the use of facilities to the Company during the periods ended November 30, 2005 and 2004. The fair value of the facilities was estimated in good faith by management at $100 per month and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

Note 3:  Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $0 income taxes.

Note 4:  Subsequent Event - Litigation

The Company was recently a defendant in the lawsuit styled Srebnik, et al. v. Norman Dean, et al., case no. 05-CV-01086-WYD-MJW, filed on November 21, 2005.

The lawsuit, brought by several shareholders, alleged that the Company and its directors, accountants and attorneys violated several provisions of the Securities and Exchange Act of 1934 by issuing the 2002 and 2003 financial statements and the 2003 proxy statement seeking approval of the September 19, 2003 sale of the Company’s assets to Miller Feed Lots, Inc.  The lawsuit also alleged several derivative state law claims against the directors of the Company.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATION

Introduction

The Company was engaged in commercial cattle feeding operations from 1987 through 2003.  Due to recurring operating losses, in October, 2003 the Company entered into an agreement to sell substantially all of its assets to Miller Feedlots, Inc. (“MFL”).  Since the sale of its assets, the Company has not engaged in business operations.  The Company’s financial statements reflect the cost of certain litigation which was commenced in November 2005 and was settled in August, 2007.  Such litigation is summarized below in “PART II – ITEM 1.  Legal Proceedings.”

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

Forward-Looking Statement Notice

When used in this report, the words may, will, expect, anticipate, continue, estimate, project, intend, and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 (“Securities Act”) and Section 21e of the Securities Exchange Act of 1934 (“1934 Act”) regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements because of various factors.  Such factors are discussed under the Item 2.  Management’s Discussion and Analysis of Operation, and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

Results of Operations

The Company has had no revenue from operations since approximately November 30, 2001.  The Company had a net loss from operations of $55,129 for the fiscal quarter ending November 30, 2005.  This compares to a net loss from operations of $57,329 for the fiscal quarter ending November 30, 2004.  The net loss in each period was comprised primarily of general and administrative expenses.

Liquidity and Capital Resources

Working capital on November 30, 2005 was ($496,288).  Current assets of $267 at November 30, 2005 consisted of cash.  Current liabilities of $496,555 consisted of accounts payable, indebtedness to a related party, a note payable to a related party, and accrued interest payable to a related party.  The Company will be required to raise additional capital prior to engaging in any business operations.

ITEM 3. CONTROLS AND PROCEDURES.

The Company sold substantially all of its assets and terminated its active business operations during the fiscal quarter ended November 30, 2003.  As of the end of the quarter ended May 31, 2004, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d - 15(e) under the 1934 Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures had not been effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms; specifically, disclosure controls and procedures relative to off balance sheet arrangements and guarantees were not effective.  Consequently, the Company instituted procedures to ensure that off balance sheet arrangements and guarantees relating to cattle feeding arrangements between the Company and its customers are properly disclosed in the financial statements and public filings.  The Company thereby effected a change in its internal control over financial reporting beginning with the Company’s November 30, 2003 fiscal quarter.  With the disposal of the Company’s cattle feeding business, specific controls relating to cattle feeding arrangements will no longer be necessary for the Company’s public filings.  General controls over off-balance sheet arrangements and guarantees, however, will remain in effect.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.   OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

A.  Exhibits.

Exhibit 31 - Certification pursuant to section 302 for Principal

Executive Officer and Principal Financial Officer.

Exhibit 32 - Certification pursuant to section 906 for Principal

Executive Officer and Principal Financial Officer.

B.  Report on Form 8-K.  No reports on Form 8-K were filed by the Company during the quarter ended November 30, 2005.

SIGNATURES

In accordance with the requirements of the 1934 Act, the registrant has caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ James E. Miller
James E. Miller	President, Principal Executive Officer	January 14, 2008
and Principal Financial Officer

/s/ Clark A. Miller
Clark A. Miller	Secretary, Treasurer, and Principal	January 14, 2008
Accounting Officer