Form 10QSB
period 2006-02-28
MILLER DIVERSIFIED CORP
filed 2008-01-17
CIK 844856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For Quarter Ended February 28, 2006

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

Miller Diversified Corporation

Form 10-QSB

February 28, 2006

ITEM 1.  FINANCIAL STATEMENTS

MILLER DIVERSIFIED CORPORATION

Balance Sheet

February 28, 2006

(Unaudited)

Assets
Cash	$255

Liabilities and Shareholders’ Deficit
Liabilities:
Accounts payable	$40,059
Indebtedness to related party (Note 2)	204,822
Note payable to related party (Note 2)	262,000
Accrued interest payable to related party (Note 2)	44,438
Total liabilities	551,319

Shareholders’ deficit:
Preferred stock, $2.00 par value; 1,000,000 shares authorized, -0- shares issued and outstanding	—
Common stock, $.0001 par value; 25,000,000 shares authorized, 6,404,640 shares issued and outstanding	640
Additional paid-in capital	1,353,489
Retained deficit	(1,905,194)
Total shareholders’ deficit	(551,064)
Total liabilities and shareholders’ deficit	$255

See accompanying notes to financial statements

MILLER DIVERSIFIED CORPORATION

Statements of Operations

(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	February 28		February 28
	2006	2005	2006	2005
Operating expenses:
Selling, general and administrative	$49,931	$26,918	$99,861	$79,061
Contributed rent (Note 2)	300	300	600	600
Total operating expenses	50,231	27,218	100,461	79,661
Loss from operations	(50,231)	(27,218)	(100,461)	(79,661)

Other expense:
Interest expense (Note 2)	(4,845)	(4,844)	(9,744)	(9,730)
Loss before income taxes	(55,076)	(32,062)	(110,205)	(89,391)

Provision for income taxes (Note 3)	—	—	—	—

Net loss	$(55,076)	$(32,062)	$(110,205)	$(89,391)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Basic and diluted weighted average common shares outstanding	6,404,640	6,404,640	6,404,640	6,404,640

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

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented.  Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted.  The results of operations presented for the three and six months ended February 28, 2006 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Note 2:  Related Party Transactions

Note Payable and Other Indebtedness to Related Party

During the six months ended February 28, 2006, Miller Feed Lots, Inc (“MFL”), our affiliate, paid $87,415 of expenses on behalf of the Company.  The affiliate also provided administrative services during the six months ended February 28, 2006, valued at $12,500 based on our Board of Directors estimate on time and effort.  At February 28, 2006, we were indebted to our affiliate in the amount of $204,822, which is included as indebtedness to related party in the accompanying unaudited condensed financial statements.

In fiscal year 2004, we borrowed $262,000 from MFL pursuant to two promissory notes for working capital purposes.  The notes are due on demand with interest rates at 7.5 percent.  During the six months ended February 28, 2006 and 2005, we incurred $9,744 and $9,730 in interest expense.  At February 28, 2006, interest payable to our affiliate totaled $44,438.

Contributed Rent

MFL contributed the use of facilities to the Company during the periods ended February 28, 2006 and 2005. The fair value of the facilities was estimated in good faith by management at $100 per month and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

Note 3:  Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $0 income taxes.

Note 4:  Subsequent Event — Litigation Settlement

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATION

Introduction

The Company was engaged in commercial cattle feeding operations from 1987 through 2003.  Due to recurring operating losses, in October, 2003 the Company entered into an agreement to sell substantially all of its assets to Miller Feedlots, Inc. (“MFL”).  Since the sale of its assets, the Company has not engaged in business operations.  The Company’s financial statements reflect the cost of certain litigation which was commenced in November 2005 and was settled in August, 2007.  Such litigation is summarized below in “PART II — ITEM 1.  Legal Proceedings.”

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

Results of Operations

The Company has had no revenue from operations since approximately November 30, 2001.  The Company had a net loss of $55,076 and $110,205 for the three and six months ending February 28, 2006.  This compares to a net loss of $32,062 and $89,391 for the three and six months ending February 28, 2005.  The net loss in each period was comprised primarily of general and administrative expenses.

Liquidity and Capital Resources

Working capital on February 28, 2006 was ($551,064) compared to ($441,459) at August 31, 2005.  This decrease is attributable to the net loss for the period. The Company will be required to raise additional capital prior to engaging in any business operations.

Current assets of $255 at February 28, 2006 consisted of cash, as compared with cash of $281 at August 31, 2005.  Current liabilities increased by $109,579 to $551,319.  This increase relates primarily to the funding of professional, legal and accounting fees by MFL on behalf of the Company, which amount is included in accounts payable — related party.

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

B.  Report on Form 8-K.   No reports on Form 8-K were filed by the Company during the quarter ended February 28, 2006.

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