Form 10QSB
period 2006-05-31
MILLER DIVERSIFIED CORP
filed 2008-01-17
CIK 844856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For Quarter Ended May 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) Of the Securities Exchange Act of 1934 for the
Transition period from to .

Commission file number 01-19001

MILLER DIVERSIFIED

(Exact name of registrant as specified in its charter)

NEVADA	84-1070932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Miller Diversified Corporation

Form 10-QSB

May 31, 2006

ITEM 1.        FINANCIAL STATEMENTS

MILLER DIVERSIFIED CORPORATION

Balance Sheet
May 31, 2006
(Unaudited)

Assets
Cash	$242

Liabilities and Shareholders’ Deficit
Liabilities:
Accounts payable	$40,059
Indebtedness to related party (Note 2)	242,141
Note payable to related party (Note 2)	262,000
Accrued interest payable to related party (Note 2)	49,391
Total liabilities	593,591

Shareholders’ deficit:
Preferred stock, $2.00 par value; 1,000,000 shares authorized, -0- shares issued and outstanding	—
Common stock, $.0001 par value; 25,000,000 shares authorized, 6,404,640 shares issued and outstanding	640
Additional paid-in capital	1,353,789
Retained deficit	(1,947,778)
Total shareholders’ deficit	(593,349)
Total liabilities and shareholders’ deficit	$242

See accompanying notes to financial statements

MILLER DIVERSIFIED CORPORATION
Statements of Operations
(Unaudited)

	For The Three Months Ended May 31		For The Nine Months Ended May 31
	2006	2005	2006	2005
Operating expenses:
Selling, general and administrative	$37,332	$1,431	$137,193	$80,492
Contributed rent (Note 2)	300	300	900	900
Total operating expenses	37,632	1,731	138,093	81,392

Loss from operations	(37,632)	(1,731)	(138,093)	(81,392)

Other expense:
Interest expense (Note 2)	(4,953)	(4,953)	(14,697)	(14,683)

Loss before income taxes	(42,585)	(6,684)	(152,790)	(96,075)

Provision for income taxes (Note 3)	—	—	—	—

Net loss	$(42,585)	$(6,684)	$(152,790)	$(96,075)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.02)	$(0.02)

Basic and diluted weighted average common shares outstanding	6,404,640	6,404,640	6,404,640	6,404,640

See accompanying notes to financial statements

MILLER DIVERSIFIED CORPORATION
Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended May 31
	2006	2005
Cash flows from operating activities:
Net loss	$(152,790)	$(96,075)
Adjustments to reconcile net loss to net cash used by operating activities:
Contributed rent	900	900
Changes in assets and liabilities:
Increase in accounts payable	(80)	—
Increase in accounts payable to related parties	137,234	80,446
Increase in accrued interest payable to related party	14,697	14,683
Net cash used in operating activities	(39)	(46)

Net change in cash	(39)	(46)

Cash, beginning of the period	281	340

Cash, end of the period	$242	$294

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—

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

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented.  Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted.  The results of operations presented for the three and nine months ended May 31, 2006 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Note 2:  Related Party Transactions

Note Payable and Other Indebtedness to Related Party

During the nine months ended May 31, 2006, Miller Feed Lots, Inc (“MFL”), our affiliate, paid $118,484 of expenses on behalf of the Company.  The affiliate also provided administrative services during the nine months ended May 31, 2006, valued at $18,750 based on our Board of Directors estimate on time and effort.  At May 31, 2006, we were indebted to our affiliate in the amount of $242,141, which is included as indebtedness to related party in the accompanying unaudited condensed financial statements.

In fiscal year 2004, we borrowed $262,000 from MFL pursuant to two promissory notes for working capital purposes.  The notes are due on demand with interest rates at 7.5 percent.  During the nine months ended May 31, 2006 and 2005, we incurred $14,697 and $14,683 in interest expense.  At May 31, 2006, interest payable to our affiliate totaled $49,391.

Contributed Rent

MFL contributed the use of facilities to the Company during the periods ended May 31, 2006 and 2005. The fair value of the facilities was estimated in good faith by management at $100 per month and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

Note 3:  Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $0 income taxes.

Note 4:  Subsequent Event – Litigation Settlement

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

Results of Operations

The Company has had no revenue from operations since approximately November 30, 2001.  The Company had a net loss of $42,585 and $152,790 for the three and nine months ending May 31, 2006.  This compares to a net loss of $6,684 and $96,075 for the three and nine months ending May 31, 2005.  The net loss in each period was comprised primarily of general and administrative expenses.

Liquidity and Capital Resources

Working capital on May 31, 2006 was ($593,349) compared to ($441,459) at August 31, 2005.  This decrease is attributable to the net loss for the period.  The Company will be required to raise additional capital prior to engaging in any business operations.

Current assets of $242 at May 31, 2006 consisted of cash, as compared with cash of $281 at August 31, 2005.  Current liabilities increased by $151,851 to $593,591.  This increase relates primarily to the funding of professional, legal and accounting fees by MFL on behalf of the Company, which amount is included in accounts payable – related party.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

A.  Exhibits.

               Exhibit 31 - Certification pursuant to section 302 for Principal Executive Officer and Principal Financial Officer.

               Exhibit 32 - Certification pursuant to section 906 for Principal Executive Officer and Principal Financial Officer.

B.  Report on Form 8-K.  No reports on Form 8-K were filed by the Company during the quarter ended May 31, 2006.

SIGNATURES

In accordance with the requirements of the 1934 Act, the registrant has caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ James E. Miller
James E. Miller	President, Principal Executive Officer and Principal Financial Officer	January 14, 2008

/s/ Clark A. Miller
Clark A. Miller	Secretary, Treasurer, and Principal Accounting Officer	January 14, 2008