Form 10KSB
period 2006-08-31
MILLER DIVERSIFIED CORP
filed 2008-01-17
CIK 844856

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	Annual Report Under Section 13 or 15(d) Of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2006

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

$.001 par value common stock
(Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No [☐

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

The issuer’s revenues for the fiscal year ended August 31, 2006 were $0.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the stockholders in the fourth quarter of the fiscal year covered by this Annual Report ended August 31, 2006.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The number of record holders of the Company’s common stock as of August 31, 2006 was 1,425 according to the information furnished by the Company’s transfer agent.

The following table sets forth the high and low sale prices for the Company’s common stock, as reported by the Over-the-Counter Bulletin Board.  The stock prices listed below are not necessarily indicative of future trading activity or price trends.

Quarter Ended	High Sales Price	Low Sales Price

2006
November 30, 2005	.04	.04
February 28, 2006	.04	.03
May 31, 2006	.05	.03
August 31, 2006	.04	.04

2005
November 30, 2004	.05	N/A
February 28, 2005	.06	.05
May 31, 2005	.05	.04
August 31, 2005	.04	.04

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

Results of Operations

The Company has had no revenue from operations since approximately November 30, 2001.  The Company had a net loss from operations of $187,721 for the fiscal year ending August 31, 2006.  This compares to a net loss from operations of $163,545 for the fiscal year ending August 31, 2005.  The net loss in each period was comprised primarily of general and administrative expenses.

Liquidity and Capital Resources

Working capital on August 31, 2006 was ($627,980).  Current assets of $230 at August 31, 2006 consisted entirely of cash.  Current liabilities of $628,210 consisted of accounts payable, indebtedness to a related party, a note payable to a related party, and accrued interest payable to a related party.  The Company will be required to raise additional capital prior to engaging in any business operations.

Item 7.  Financial Statements

Financial statements as of and for the year ended August 31, 2006 are set forth below.

MILLER DIVERSIFIED CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder:

Miller Diversified Corporation

We have audited the balance sheet of Miller Diversified Corporation as of August 31, 2006, and the related statements of operations, changes in shareholders’ deficit and cash flows for the years ended August 31, 2006 and 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Miller Diversified Corporation as of August 31, 2006, and the results of its operations and its cash flows for the years ended August 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company has virtually no assets at August 31, 2006 and relies on an affiliate to pay all expenses and obligations on its behalf.  The Company would not be able to maintain its limited operations without the affiliate’s funding.  Related party transactions are not considered to be arm’s length transactions under generally accepted accounting principles.

As discussed in Note 4 to the financial statements, certain shareholders have commenced litigation against the Company, an affiliate, certain officers and directors, and the Company’s former auditor.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered significant operating losses over the past several years resulting in a retained deficit of $1,982,709 and a net capital deficiency of $627,980 at August 31, 2006.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Honeck LLP

Englewood, Colorado

August 16, 2007

MILLER DIVERSIFIED CORPORATION

Balance Sheet

August 31, 2006

Assets
Cash	$230

Liabilities and Shareholders’ Deficit
Liabilities:
Accounts payable	$32,397
Indebtedness to related party (Note 2)	279,469
Note payable to related party (Note 2)	262,000
Accrued interest payable to related party (Note 2)	54,344
Total liabilities	628,210

Shareholders’ deficit:
Preferred stock, $2.00 par value; 1,000,000 shares authorized, -0- shares issued and outstanding	—
Common stock, $.0001 par value; 25,000,000 shares authorized, 6,404,640 shares issued and outstanding	640
Additional paid-in capital	1,354,089
Retained deficit	(1,982,709)
Total shareholders’ deficit	(627,980)

Total liabilities and shareholders’ deficit	$230

See accompanying notes to financial statments

MILLER DIVERSIFIED CORPORATION

Statement of Operations

	For The Years Ended
	August 31
	2006	2005
Operating expenses:
Selling, general and administrative	$166,871	$142,709
Contributed rent (Note 2)	1,200	1,200
Total operating expenses	168,071	143,909
Loss from operations	(168,071)	(143,909)

Other expense:
Interest expense (Note 2)	(19,650)	(19,636)
Loss before income taxes	(187,721)	(163,545)

Provision for income taxes (Note 3)	—	—
Net loss	$(187,721)	$(163,545)

Basic and diluted loss per common share	$(0.03)	$(0.03)

Basic and diluted weighted average common shares outstanding	6,404,640	6,404,640

See accompanying notes to financial statments

MILLER DIVERSIFIED CORPORATION

Statement of Changes in Shareholders’ Deficit

	Preferred Stock		Common Stock		Additional Paid-in	Retained
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balance, August 31, 2004	—	$—	6,404,640	$640	$1,351,689	$(1,631,443)	$(279,114)

Rent contributed by an affiliate (Note 2)	—	—	—	—	1,200	—	1,200
Net loss for the year ended August 31, 2005	—	—	—	—	—	(163,545)	(163,545)
Balance, August 31, 2005	—	—	6,404,640	640	1,352,889	(1,794,988)	(441,459)

Rent contributed by an affiliate (Note 2)	—	—	—	—	1,200	—	1,200
Net loss for the year ended August 31, 2006	—	—	—	—	—	(187,721)	(187,721)

Balance, August 31, 2006	—	$—	6,404,640	$640	$1,354,089	$(1,982,709)	$(627,980)

See accompanying notes to financial statments

MILLER DIVERSIFIED CORPORATION

Statement of Cash Flows

	For The Years Ended
	August 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(187,721)	$(163,545)
Adjustments to reconcile net loss to net cash used by operating activities:
Contributed rent	1,200	1,200
Changes in assets and liabilities:
Increase in accounts payable	(7,742)	40,139
Increase in accounts payable to related parties	174,562	102,511
Increase in accrued interest payable to related party	19,650	19,636
Net cash used in operating activities	(51)	(59)

Net change in cash	(51)	(59)

Cash, beginning of year	281	340

Cash, end of year	$230	$281

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—
Interest	$—	$—

See accompanying notes to financial statments

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents.  The Company had no cash equivalents at August 31, 2006.

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

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  At August 31, 2006, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155 (SFAS 155), Accounting for Certain Hybrid Financial Instruments- an amendment of FASB Statements No. 133 and No. 140. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement.  The Company does not expect the adoption of SFAS 155 to have a material impact on its financial statements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156 (“SFAS 156”), Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140, which requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain circumstances.  The Company does not expect the adoption of SFAS 156 to materially impact its financial position or results of operations.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to materially impact its financial position or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS 157 to materially impact its financial position or results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of SFAS 157 to materially impact its financial position or results of operations.

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

The Company has borrowed $262,000 from MFL, an affiliate under common control, pursuant to a promissory note, for working capital. The note is due on demand, with interest at 7.5 percent. During the years ended August 31, 2006 and 2005, we accrued $19,650 and $19,636, respectively, in interest expense payable to MFL.  At August 31, 2006, the Company was indebted to MFL in the amount of $262,000 and $54,344, respectively, for the note payable and related accrued interest.

During the years ended August 31, 2006 and 2005, MFL paid expenses totaling $149,562 and $72,511, respectively, on behalf of the Company.  The Company relies on MFL to pay all expenses on its behalf.  The affiliate also provided administrative services during the years ended August 31, 2006 and 2005, valued at $25,000 and $30,000, respectively, based on our Board of Directors estimate on time and effort.  At August 31, 2006, we were indebted to our affiliate in the amount of $279,469, which is included as indebtedness to related party in the accompanying financial statements.

Contributed Rent

MFL contributed the use of facilities to the Company during the years ended August 31, 2006 and 2005.  The fair value of the facilities was estimated in good faith by management at $100 per month and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

(3)       Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	For The Years Ended
	August 31,
	2006	2005

U.S. statutory federal rate, graduated	29.58%	28.18%
State income tax rate, net of federal	3.26%	3.33%
Contributed rent	-0.21%	-0.23%
Net operating loss (NOL) for which no tax benefit is currently available	-32.63%	-31.28%
	0.00%	0.00%

At August 31, 2006, the Company’s deferred tax asset consisted of $1,102,786 in operating loss carryforwards, which was fully allowed for in the valuation allowance.  The valuation allowance offsets the net deferred tax asset for which it is more likely than not that the deferred tax assets will not be realized.  The change in the valuation allowance for the years ended August 31, 2006 and 2005 totaled $61,261 and $51,150, respectively.  The net operating loss carryforward expires through the year 2026.

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

Significant Employees

The Company does not employ persons, other than the above names officers of the Company, who make or are expected to make significant contributions to the business of the Company.

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

Based solely on the review of the copies of such forms received, or written representations received from certain reporting persons, we believe that all of our officers and directors have filed the reports required of them under Section 16(a) during fiscal year 2006.

Item 10.  Executive Compensation

Summary of Compensation

The following table sets forth information concerning the annual compensation of the Chief Executive Officer of the Company.  No executive officer of the Company received salary and bonuses for the fiscal year ended August 31, 2006 in excess of $100,000.

Summary Annual Compensation Table

Name and Principal Position	Fiscal Year	Salary		Annual Bonus

James E. Miller	2006	$0		$0
Chief Executive Officer	2005	$0		$0
	2004	$12,000	(1)	$0
	2003	$72,000	(1)	$0

(1)  Prior to the sale of the Company’s assets in November 2003, James E. Miller was required by the Company to live at the Company’s feedlot facilities.  For the fiscal years ended August 31, 2004 and 2003 the Company paid $1,500, and $9,000 in rent, respectively, to MFL for a house occupied by Clark A. Miller.

Options

There have been no stock options granted to any of the named executive officers during the three fiscal years ended August 31, 2006.

Compensation of Directors

The directors of the Company are entitled to receive fees of $500 per quarter for Company meetings attended, and reimbursement for travel expenses.  During the fiscal year ended August 31, 2006, no director collected this fee or was reimbursed for any travel expenses.  In addition to serving as a director of the Company, Norman M. Dean was a part-time employee of the Company and received a salary $3,000 per month.

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

                13.1         Stipulation and Settlement Agreement dated June 1, 2007 (incorporated by reference to Exhibit 13.1 to Registrant’s 10-KSB for fiscal year ended August 31, 2005).

                31.1         Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                32.1         Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14.     Principal Accountant Fees and Services

Years Ended August 31	2006	2005
Audit Fees	$7,980.00	$6,615.99
Audit-related Fees	—	$5,372.25
Tax Fees — prepare annual income tax returns	—	—
All Other Fees	—	—

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

Signature	Title	Date

/s/ James E. Miller	President, Principal Executive Officer, Principal Financial	January 14, 2008
James E. Miller	Officer, and Director

/s/ Clark A. Miller	Secretary, Treasurer and Principal Accounting Officer	January 14, 2008
Clark A. Miller

/s/ Norman M. Dean	Chairman of the Board of Directors	January 14, 2008
Norman M. Dean

/s/ Daryl Dinkla	Director	January 15, 2008
Daryl Dinkla