Form 10QSB
period 2006-11-30
MILLER DIVERSIFIED CORP
filed 2008-01-17
CIK 844856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒        Quarterly Report Under Section 13 or 15(d) Of the Securities Exchange Act of 1934

For Quarter Ended November 30, 2006

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

Miller Diversified Corporation

Form 10-QSB

November 30, 2006

ITEM 1.  FINANCIAL STATEMENTS

MILLER DIVERSIFIED CORPORATION

Balance Sheet

November 30, 2006

(Unaudited)

Assets
Cash	$212

Liabilities and Shareholders’ Deficit
Liabilities:
Accounts payable	$129,809
Indebtedness to related party (Note 2)	316,090
Note payable to related party (Note 2)	262,000
Accrued interest payable to related party (Note 2)	59,257
Total liabilities	767,156

Shareholders’ deficit:
Preferred stock, $2.00 par value; 1,000,000 shares authorized, -0- shares issued and outstanding	—
Common stock, $.0001 par value; 25,000,000 shares authorized, 6,404,640 shares issued and outstanding	640
Additional paid-in capital	1,354,389
Retained deficit	(2,121,973)
Total shareholders’ deficit	(766,944)
Total liabilities and shareholders’ deficit	$212

See accompanying notes to financial statements

MILLER DIVERSIFIED CORPORATION

Statements of Operations

(Unaudited)

	For The Three Months Ended
	November 30
	2006	2005
Operating expenses:
Selling, general and administrative	$134,051	$49,930
Contributed rent (Note 2)	300	300
Total operating expenses	134,351	50,230

Loss from operations	(134,351)	(50,230)

Other expense:
Interest expense (Note 2)	(4,913)	(4,899)

Loss before income taxes	(139,264)	(55,129)

Provision for income taxes (Note 3)	—	—

Net loss	$(139,264)	$(55,129)

Basic and diluted loss per common share	$(0.02)	$(0.01)

Basic and diluted weighted average common shares outstanding	6,404,640	6,404,640

See accompanying notes to financial statements

MILLER DIVERSIFIED CORPORATION

Statements of Cash Flows

(Unaudited)

	For The Three Months Ended
	November 30
	2006	2005
Cash flows from operating activities:
Net loss	$(139,264)	$(55,129)
Adjustments to reconcile net loss to net cash used by operating activities:
Contributed rent	300	300
Changes in assets and liabilities:
Increase in accounts payable	97,412	(9,634)
Increase in accounts payable to related parties	36,621	59,550
Increase in accrued interest payable to related party	4,913	4,899
Net cash used in operating activities	(18)	(14)

Net change in cash	(18)	(14)

Cash, beginning of period	230	281

Cash, end of period	$212	$267

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—

See accompanying notes to financial statements

MILLER DIVERSIFIED CORPORATION

Notes to condensed Financial Statements

(Unaudited)

Note 1:  Basis of presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB with financial statements dated August 31, 2006, and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented.  Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted.  The results of operations presented for the three months ended November 30, 2006 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Note 2:  Related Party Transactions

Note Payable and Other Indebtedness to Related Party

During the three months ended November 30, 2006, Miller Feed Lots, Inc (“MFL”), our affiliate, paid $30,371 of expenses on behalf of the Company.  The affiliate also provided administrative services during the three months ended November 30, 2006, valued at $6,250 based on our Board of Directors estimate on time and effort.  At November 30, 2006, we were indebted to our affiliate in the amount of $316,090, which is included as indebtedness to related party in the accompanying unaudited condensed financial statements.

In fiscal year 2004, we borrowed $262,000 from MFL pursuant to two promissory notes for working capital purposes.  The notes are due on demand with interest rates at 7.5 percent.  During the three months ended November 30, 2006 and 2005, we incurred $4,913 and $4,899 in interest expense.  At November 30, 2006, interest payable to our affiliate totaled $59,257.

Contributed Rent

MFL contributed the use of facilities to the Company during the periods ended November 30, 2006 and 2005. The fair value of the facilities was estimated in good faith by management at $100 per month and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

Note 3:  Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $0 income taxes.

Note 4:  Subsequent Event - Litigation Settlement

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATION

Introduction

The Company was engaged in commercial cattle feeding operations from 1987 through 2003.  Due to recurring operating losses, in October, 2003 the Company entered into an agreement to sell substantially all of its assets to Miller Feedlots, Inc. (“MFL”).  Since the sale of its assets, the Company has not engaged in business operations.  The Company’s financial statements reflect the cost of certain litigation which was commenced in November 2005 and was settled in August, 2007.  Such litigation is summarized below in “PART II - ITEM 1.  Legal Proceedings.”

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

Results of Operations

The Company has had no revenue from operations since approximately November 30, 2001.  The Company had a net loss from operations of $139,264 for the fiscal quarter ending November 30, 2006.  This compares to a net loss from operations of $55,129 for the fiscal quarter ending November 30, 2005.  The net loss in each period was comprised primarily of general and administrative expenses.

Liquidity and Capital Resources

Working capital on November 30, 2006 was ($766,944) compared to ($496,288) at November 30, 2005.  This decrease is attributable to the net loss for the period.  The Company will be required to raise additional capital prior to engaging in any business operations.

Current assets of $212 at November 30, 2006 consisted of cash, as compared with cash of $267 at November 30, 2005.  Current liabilities increased by $270,601 to $767,156.  This increase relates primarily to the funding of professional, legal and accounting fees by MFL on behalf of the Company, which amount is included in accounts payable - related party.

ITEM 3.  CONTROLS AND PROCEDURES.

The Company sold substantially all of its assets and terminated its active business operations during the fiscal quarter ended November 30, 2003.  As of the end of the quarter ended May 31, 2004, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the 1934 Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures had not been effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms; specifically, disclosure controls and procedures relative to off balance sheet arrangements and guarantees were not effective.  Consequently, the Company instituted procedures to ensure that off balance sheet arrangements and guarantees relating to cattle feeding arrangements between the Company and its customers are properly disclosed in the financial statements and public filings.  The Company thereby effected a change in its internal control over financial reporting beginning with the Company’s November 30, 2003 fiscal quarter.  With the disposal of the Company’s cattle feeding business, specific controls relating to cattle feeding arrangements will no longer be necessary for the Company’s public filings.  General controls over off-balance sheet arrangements and guarantees, however, will remain in effect.

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

             Exhibit 31 - Certification pursuant to section 302 for Principal

             Executive Officer and Principal Financial Officer.

             Exhibit 32 - Certification pursuant to section 906 for Principal

             Executive Officer and Principal Financial Officer.

B.  Report on Form 8-K.   No reports on Form 8-K were filed by the Company during the quarter ended November 30, 2006.

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