Form 10QSB
period 2007-02-28
MILLER DIVERSIFIED CORP
filed 2008-01-17
CIK 844856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For Quarter Ended February 28, 2007

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

Miller Diversified Corporation

Form 10-QSB

February 28, 2007

ITEM 1.      FINANCIAL STATEMENTS

MILLER DIVERSIFIED CORPORATION

Balance Sheet

February 28, 2007

Assets
Cash	$184

Liabilities and Shareholders’ Deficit
Liabilities:
Accounts payable	$163,863
Indebtedness to related party (Note 2)	388,691
Note payable to related party (Note 2)	262,000
Accrued interest payable to related party (Note 2)	64,169
Total liabilities	878,723

Shareholders’ deficit:
Preferred stock, $2.00 par value; 1,000,000 shares authorized, -0- shares issued and outstanding	—
Common stock, $.0001 par value; 25,000,000 shares authorized, 6,404,640 shares issued and outstanding	640
Additional paid-in capital	1,354,689
Retained deficit	(2,233,868)
Total shareholders’ deficit	(878,539)

Total liabilities and shareholders’ deficit	$184

See accompanying notes to financial statements

MILLER DIVERSIFIED CORPORATION

Statements of Operations

	For The Three Months Ended		For The Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Operating expenses:
Selling, general and administrative	$106,683	$49,931	240,734	$99,861
Contributed rent (Note 2)	300	300	600	600
Total operating expenses	106,983	50,231	241,334	100,461

Loss from operations	(106,983)	(50,231)	(241,334)	(100,461)

Other expense:
Interest expense (Note 2)	(4,912)	(4,845)	(9,825)	(9,744)

Loss before income taxes	(111,895)	(55,076)	(251,159)	(110,205)

Provision for income taxes (Note 3)	—	—	—	—

Net loss	$(111,895)	$(55,076)	(251,159)	$(110,205)

Basic and diluted loss per common share	$(0.02)	$(0.01)	(0.04)	$(0.02)

Basic and diluted weighted average common shares outstanding	6,404,640	6,404,640	6,404,640	6,404,640

See accompanying notes to financial statements

MILLER DIVERSIFIED CORPORATION

Statements of Cash Flows

	For The Six Months Ended
	February 28,
	2007	2006
Cash flows from operating activities:
Net loss	$(251,159)	$(110,206)
Adjustments to reconcile net loss to net cash used by operating activities:
Contributed rent	600	600
Changes in assets and liabilities:
Increase in accounts payable	131,466	(80)
Increase in accounts payable to related parties	109,222	99,916
Increase in accrued interest payable to related party	9,825	9,744
Net cash used in operating activities	(46)	(26)

Net change in cash	(46)	(26)

Cash, beginning of period	230	281

Cash, end of period	$184	$255

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—

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

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented.  Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted.  The results of operations presented for the six months ended February 28, 2007 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Note 2:  Related Party Transactions

Note Payable and Other Indebtedness to Related Party

During the six months ended February 28, 2007, Miller Feed Lots, Inc (“MFL”), our affiliate, paid $96,722 of expenses on behalf of the Company.  The affiliate also provided administrative services during the six months ended February 28, 2007, valued at $12,500 based on our Board of Directors estimate on time and effort.  At February 28, 2007, we were indebted to our affiliate in the amount of $388,691, which is included as indebtedness to related party in the accompanying unaudited condensed financial statements.

In fiscal year 2004, we borrowed $262,000 from MFL pursuant to two promissory notes for working capital purposes.  The notes are due on demand with interest rates at 7.5 percent.  During the six months ended February 28, 2007 and 2006, we incurred $9,825 and $9,744 in interest expense.  At February 28, 2007, interest payable to our affiliate totaled $64,169.

Contributed Rent

MFL contributed the use of facilities to the Company during the periods ended February 28, 2007 and 2006. The fair value of the facilities was estimated in good faith by management at $100 per month and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

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

MILLER DIVERSIFIED CORPORATION

Notes to Condensed Financial Statements

(Unaudited)

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

Results of Operations

The Company has had no revenue from operations since approximately November 30, 2001.  The Company had a net loss from operations of $111,895 and $251,159 for the three and six months ending February 28, 2007.  This compares to a net loss from operations of $55,076 and $110,205 for the three and six months ending February 28, 2006.  The net loss in each period was comprised primarily of general and administrative expenses.

Liquidity and Capital Resources

Working capital on February 28, 2007 was ($878,539) compared to ($627,980) at August 31, 2006.  This decrease is attributable to the net loss for the period.  The Company will be required to raise additional capital prior to engaging in any business operations.

Current assets of $184 at February 28, 2007 consisted of cash, as compared with cash of $230 at August 31, 2006.  Current liabilities increased by $250,513 to $878,723.  This increase relates primarily to the funding of professional, legal and accounting fees by MFL on behalf of the Company, which amount is included in accounts payable — related party.

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

             Exhibit 31 - Certification pursuant to section 302 for Principal

             Executive Officer and Principal Financial Officer.

             Exhibit 32 - Certification pursuant to section 906 for Principal

             Executive Officer and Principal Financial Officer.

B.  Report on Form 8-K.   No reports on Form 8-K were filed by the Company during the quarter ended February 28, 2007.

SIGNATURES

       In accordance with the requirements of the 1934 Act, the registrant has caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ James E. Miller	President, Principal Executive Officer	January 14, 2008
James E. Miller	and Principal Financial Officer

/s/ Clark A. Miller	Secretary, Treasurer, and Principal	January 14, 2008
Clark A. Miller	Accounting Officer