Form 10QSB
period 2007-05-31
MILLER DIVERSIFIED CORP
filed 2008-01-17
CIK 844856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended May 31, 2007

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

Miller Diversified Corporation

Form 10-QSB

May 31, 2007

TABLE OF CONTENTS

PART 1.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

MILLER DIVERSIFIED CORPORATION

Condensed Balance Sheet

(Unaudited)

May 31, 2007

Assets
Cash	$139

Liabilities and Shareholders’ Deficit
Liabilities:
Accounts payable	$1,262
Indebtedness to related party (Note 2)	634,888
Note payable to related party (Note 2)	262,000
Accrued interest payable to related party (Note 2)	69,041
Total liabilities	967,191

Shareholders’ deficit:
Preferred stock, $2.00 par value; 1,000,000 shares authorized, -0- shares issued and outstanding	—
Common stock, $.0001 par value; 25,000,000 shares authorized, 6,404,640 shares issued and outstanding	640
Additional paid-in capital	1,354,989
Retained deficit	(2,322,681)
Total shareholders’ deficit	(967,052)
Total liabilities and shareholders’ deficit	$139

See accompanying notes to condensed, unaudited financial statements

MILLER DIVERSIFIED CORPORATION

Condensed Statement of Operations

(Unaudited)

	For The Three Months Ended May 31,		For The Nine Months Ended May 31,
	2007	2006	2007	2006
Operating expenses:
Selling, general and administrative	$83,641	$37,332	$324,375	$137,193
Contributed rent (Note 2)	300	300	900	900
Total operating expenses	83,941	37,632	325,275	138,093
Loss from operations	(83,941)	(37,632)	(325,275)	(138,093)

Other expense:
Interest expense (Note 2)	(4,872)	(4,953)	(14,697)	(14,697)
Loss before income taxes	(88,813)	(42,585)	(339,972)	(152,790)

Provision for income taxes (Note 3)	—	—	—	—
Net loss	$(88,813)	$(42,585)	$(339,972)	$(152,790)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.05)	$(0.02)

Basic and diluted weighted average common shares outstanding	6,404,640	6,404,640	6,404,640	6,404,640

See accompanying notes to condensed, unaudited financial statements

MILLER DIVERSIFIED CORPORATION

Condensed Statement of Cash Flows

(Unaudited)

	For The Nine Months Ended May 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(339,972)	$(152,790)
Adjustments to reconcile net loss to net cash used by operating activities:
Contributed rent	900	900
Changes in assets and liabilities:
Decrease in accounts payable	(31,135)	(80)
Increase in accounts payable to related parties	355,419	137,234
Increase in accrued interest payable to related party	14,697	14,697
Net cash used in operating activities	(91)	(39)

Net change in cash	(91)	(39)

Cash, beginning of period	230	281

Cash, end of period	$139	$242

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—

See accompanying notes to condensed, unaudited financial statements

MILLER DIVERSIFIED CORPORATION

Notes to Condensed Financial Statements

(Unaudited)

Note 1:  Basis of presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB with financial statements dated August 31, 2006, and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented.  Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted.  The results of operations presented for the nine months ended May 31, 2007 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Note 2:  Related Party Transactions

Note Payable and Other Indebtedness to Related Party

During the nine months ended May 31, 2007, Miller Feed Lots, Inc (“MFL”), our affiliate, paid $336,669 of expenses on behalf of the Company.  The affiliate also provided administrative services during the nine months ended May 31, 2007, valued at $18,750 based on our Board of Directors estimate on time and effort.  At May 31, 2007, we were indebted to our affiliate in the amount of $634,888, which is included as indebtedness to related party in the accompanying unaudited condensed financial statements.

In fiscal year 2004, we borrowed $262,000 from MFL pursuant to two promissory notes for working capital purposes.  The notes are due on demand with interest rates at 7.5 percent.  During the nine months ended May 31, 2007 and 2006, we incurred $14,697 and $14,697 in interest expense, respectively.  At May 31, 2007, interest payable to our affiliate totaled $69,041.

Contributed Rent

MFL contributed the use of facilities to the Company during the periods ended May 31, 2007 and 2006. The fair value of the facilities was estimated in good faith by management at $100 per month and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

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

Results of Operations

The Company has had no revenue from operations since approximately November 31, 2001.  The Company had a net loss from operations of $88,813 and $339,972 for the three and nine months ending May 31, 2007.  This compares to a net loss from operations of $42,585 and $152,790 for the three and nine months ending May 31, 2006.

Liquidity and Capital Resources

Working capital on May 31, 2007 was ($967,052) compared to ($627,980) at August 31, 2006.  This decrease is attributable to the net loss for the period.  The Company will be required to raise additional capital prior to engaging in any business operations.

Current assets of $139 at May 31, 2007 consisted of cash, as compared with cash of $230 at August 31, 2006.  Current liabilities increased by $338,981 to $967,191.  This increase relates primarily to the funding of professional, legal and accounting fees by MFL on behalf of the Company, which amount is included in accounts payable — related party.

ITEM 3.      CONTROLS AND PROCEDURES.

The Company sold substantially all of its assets and terminated its active business operations during the fiscal quarter ended November 30, 2003.  As of the end of the quarter ended May 31, 2004, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e) under the 1934 Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures had not been effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms; specifically, disclosure controls and procedures relative to off balance sheet arrangements and guarantees were not effective.  Consequently, the Company instituted procedures to ensure that off balance sheet arrangements and guarantees relating to cattle feeding arrangements between the Company and its customers are properly disclosed in the financial statements and public filings.  The Company thereby effected a change in its internal control over financial reporting beginning with the Company’s November 30, 2003 fiscal quarter.  With the disposal of the Company’s cattle feeding business, specific controls relating to cattle feeding arrangements will no longer be necessary for the Company’s public filings.  General controls over off-balance sheet arrangements and guarantees, however, will remain in effect.

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

Exhibit 31 - Certification pursuant to section 302 for Principal

Executive Officer and Principal Financial Officer.

Exhibit 32 - Certification pursuant to section 906 for Principal

Executive Officer and Principal Financial Officer.

B.  Report on Form 8-K.   No reports on Form 8-K were filed by the Company during the quarter ended May 31, 2007.

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