Form 10KSB
period 2007-08-31
MILLER DIVERSIFIED CORP
filed 2008-01-17
CIK 844856

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	Annual Report Under Section 13 or 15(d) Of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2007

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

The issuer’s revenues for the fiscal year ended August 31, 2007 were $0.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the stockholders in the fourth quarter of the fiscal year covered by this Annual Report ended August 31, 2007.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The number of record holders of the Company’s common stock as of August 31, 2007 was 1,425 according to the information furnished by the Company’s transfer agent.

The following table sets forth the high and low sale prices for the Company’s common stock, as reported by the Over-the-Counter Bulletin Board.  The stock prices listed below are not necessarily indicative of future trading activity or price trends.

Quarter Ended	High Sales Price	Low Sales Price
2007
November 30, 2006	.04	.04
February 28, 2007	.07	.04
May 31, 2007	.08	.06
August 31, 2007	.07	.05

2006
November 30, 2005	.04	.04
February 28, 2006	.04	.03
May 31, 2006	.05	.03
August 31, 2006	.04	.04

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

Results of Operations

The Company has had no revenue from operations since approximately November 30, 2001.  The Company had a net loss from operations of $568,735 for the fiscal year ending August 31, 2007.  This compares to a net loss from operations of $187,721 for the fiscal year ending August 31, 2006.  The net loss in each period was comprised primarily of general and administrative expenses.

Liquidity and Capital Resources

Working capital on August 31, 2007 was ($895,515).  Current assets of $94 at August 31, 2007 consisted entirely of cash.  Current liabilities of $895,609 consisted of accounts payable, indebtedness to a related party, a note payable to a related party, and accrued interest payable to a related party.  The Company will be required to raise additional capital prior to engaging in any business operations.

Item 7.  Financial Statements

Financial statements as of and for the year ended August 31, 2007 are set forth below.

MILLER DIVERSIFIED CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder:

Miller Diversified Corporation

We have audited the balance sheet of Miller Diversified Corporation as of August 31, 2007, and the related statements of operations, changes in shareholders’ deficit and cash flows for the years ended August 31, 2007 and 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Miller Diversified Corporation as of August 31, 2007, and the results of its operations and its cash flows for the years ended August 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company has virtually no assets at August 31, 2007 and relies on an affiliate to pay all expenses and obligations on its behalf.  The Company would not be able to maintain its limited operations without the affiliate’s funding.  Related party transactions are not considered to be arm’s length transactions under generally accepted accounting principles.

As discussed in Note 4 to the financial statements, certain shareholders commenced litigation against the Company, an affiliate, certain officers and directors, and the Company’s former auditor.  The lawsuit was settled and dismissed during August 2007.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered significant operating losses over the past several years resulting in a retained deficit of $2,551,444 and a net capital deficiency of $895,515 at August 31, 2007.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Honeck LLP

Englewood, Colorado

November 14, 2007

MILLER DIVERSIFIED CORPORATION

Balance Sheet

August 31, 2007

Assets

Cash	$94

Liabilities and Shareholders’ Deficit
Liabilities:
Accounts payable	$14,580
Indebtedness to related party (Note 2)	545,035
Note payable to related party (Note 2)	262,000
Accrued interest payable to related party (Note 2)	73,994
Total liabilities	895,609

Shareholders’ deficit:
Preferred stock, $2.00 par value; 1,000,000 shares authorized, -0- shares issued and outstanding	—
Common stock, $.0001 par value; 25,000,000 shares authorized, 6,404,640 shares issued and outstanding	640
Additional paid-in capital	1,655,289
Retained deficit	(2,551,444)
Total shareholders’ deficit	(895,515)
Total liabilities and shareholders’ deficit	$94

MILLER DIVERSIFIED CORPORATION

Statements of Operations

	For The Years Ended
	August 31
	2007	2006
Operating expenses:
Selling, general and administrative	$412,885	$166,871
Litigation settlement (Note 4)	135,000	—
Contributed rent (Note 2)	1,200	1,200
Total operating expenses	549,085	168,071
Loss from operations	(549,085)	(168,071)

Other expense:
Interest expense (Note 2)	(19,650)	(19,650)
Loss before income taxes	(568,735)	(187,721)

Provision for income taxes (Note 3)	—	—
Net loss	$(568,735)	$(187,721)

Basic and diluted loss per common share	$(0.09)	$(0.03)

Basic and diluted weighted average common shares outstanding	6,404,640	6,404,640

MILLER DIVERSIFIED CORPORATION

Statements of Changes in Shareholders’ Defecit

					Additional Paid-in Capital
	Preferred Stock		Common Stock			Retained Deficit
	Shares	Par Value	Shares	Par Value			Total
Balance, August 31, 2005	—	$—	6,404,640	$640	$1,352,889	$(1,794,988)	$(441,459)

Rent contributed by an affiliate (Note 2)	—	—	—	—	1,200	—	1,200
Net loss for the year ended August 31, 2006	—	—	—	—	—	(187,721)	(187,721)
Balance, August 31, 2006	—	—	6,404,640	640	1,354,089	(1,982,709)	(627,980)

Reclassification of liability owed to Miller Feed Lots in accordance with Final Order on Proposed Settlement Agreement (Notes 2 and 4)	—	—	—	—	300,000	—	300,000
Rent contributed by an affiliate (Note 2)	—	—	—	—	1,200	—	1,200
Net loss for the year ended August 31, 2007	—	—	—	—	—	(568,735)	(568,735)
Balance, August 31, 2007	—	$—	6,404,640	$640	$1,655,289	$(2,551,444)	$(895,515)

MILLER DIVERSIFIED CORPORATION

Cash Flows

	For The Years Ended
	August 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(568,735)	$(187,721)
Adjustments to reconcile net loss to net cash used by operating activities:
Contributed rent	1,200	1,200
Reclassification of Miller Feed Lots liability to equity following Final Order on Proposed Settlement Agreement	300,000	—
Changes in assets and liabilities:
Decrease in accounts payable	(17,817)	(7,742)
Increase in indebtedness to related parties	265,566	174,562
Increase in accrued interest payable to related party	19,650	19,650
Net cash used in operating activities	(136)	(51)

Net change in cash	(136)	(51)

Cash, beginning of year	230	281

Cash, end of year	$94	$230

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—
Interest	$—	$—

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less, when acquired, to be cash equivalents.  The Company had no cash equivalents at August 31, 2007.

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

Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  At August 31, 2007, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to materially impact its financial position or results of operations while it is a shell corporation.

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

(2)                     Related Party Transactions

Note Payable and Other Indebtedness to Related Party

James E. Miller and Norman M. Dean, who are two of the three directors of the Company, are also directors of Miller Feed Lots, Inc. (“MFL”).  James E. Miller and Norman M. Dean own all the issued and outstanding common shares of Miller Feed Lots, Inc., and approximately 48.3% of the outstanding shares of the Company.

Note Payable

The Company has borrowed $262,000 from MFL, an affiliate under common control, pursuant to a promissory note, for working capital. The note is due on demand, with interest at 7.5 percent. During the years ended August 31, 2007 and 2006, we accrued $19,650 and $19,650, respectively, in interest expense payable to MFL.  At August 31, 2007, the Company was indebted to MFL in the amount of $262,000 and $73,994, respectively, for the note payable and related accrued interest.

Other Indebtedness to Related Party

During the years ended August 31, 2007 and 2006, MFL paid expenses totaling $540,566 and $149,562, respectively, on behalf of the Company.  The Company relies on MFL to pay all expenses on its behalf.  The affiliate also provided administrative services during the years ended August 31, 2007 and 2006, valued at $25,000 and $25,000, respectively, based on our Board of Directors estimate on time and effort.

Under the terms of the Final Order on the Proposed Settlement Agreement of the Company’s shareholder lawsuit (see Note 4), the Company’s directors agreed to cancel $300,000 in debt owed by the Company to MFL.  Because MFL is a related party, the reduction of debt was recorded as an increase in the Company’s additional paid-in capital.

At August 31, 2007, the Company was indebted to MFL in the amount of $545,035, which is included as indebtedness to related party in the accompanying financial statements.

Contributed Rent

MFL contributed the use of facilities to the Company during the years ended August 31, 2007 and 2006.  The fair value of the facilities was estimated in good faith by management at $100 per month and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

(3)       Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

	For The Years Ended
	August 31,
	2007	2006
U.S. statutory federal rate, graduated	35.91%	29.58%
State income tax rate, net of federal	2.97%	3.26%
Contributed rent	-0.09%	-0.21%
Net operating loss (NOL) for which no tax benefit is currently available	-38.79%	-32.63%
	0.00%	0.00%

At August 31, 2007, the Company’s deferred tax asset consisted of $1,323,404 in operating loss carryforwards, which was fully allowed for in the valuation allowance.  The valuation allowance offsets the net deferred tax asset for which it is more likely than not that the deferred tax assets will not be realized.  The change in the valuation allowance for the years ended August 31, 2007 and 2006 totaled $220,618 and $61,261, respectively.  The net operating loss carryforward expires through the year 2027.

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

The lawsuit, brought by several shareholders, alleged that the Company and its directors, accountants and attorneys violated several provisions of the Securities and Exchange Act of 1934 by issuing the 2002, 2003 and 2004 financial statements and the 2003 proxy statement seeking approval of the September 19, 2003 sale of the Company’s assets to MFL.  The lawsuit also alleged several derivative state law claims against the directors of the Company.

The Company and its directors vigorously defended the lawsuit through the discovery and expert designation phases, and believed there were meritorious defenses to the remaining claims. However, to avoid the cost and uncertainty of further litigation, on June 1, 2007, the Company and the other defendants entered into a Stipulation and Settlement Agreement with the Plaintiffs, which resolved all claims against all parties for payment to Plaintiffs of $395,000 and certain assurances by the Company regarding its corporate governance, including the resignation of Clark Miller as a director and the appointment of plaintiff Daryl Dinkla as his replacement.  The Company’s portion of the settlement was $135,000. The Company’s directors also agreed to cancel $300,000 in debt owed by the Company to MFL.

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

Based solely on the review of the copies of such forms received, or written representations received from certain reporting persons, we believe that all of our officers and directors have filed the reports required of them under Section 16(a) during fiscal year 2007.

Item 10.  Executive Compensation

Summary of Compensation

The following table sets forth information concerning the annual compensation of the Chief Executive Officer of the Company.  No executive officer of the Company received salary and bonuses for the fiscal year ended August 31, 2007 in excess of $100,000.

Summary Annual Compensation Table

Name and Principal Position	Fiscal Year	Salary		Annual Bonus
James E. Miller	2007	$0		$0
Chief Executive Officer	2006	$0		$0
	2005	$0		$0
	2004	$12,000	(1)	$0

(1)  Prior to the sale of the Company’s assets in November 2003, James E. Miller was required by the Company to live at the Company’s feedlot facilities.  For the fiscal years ended August 31, 2004 the Company paid $1,500 in rent to MFL for a house occupied by Clark A. Miller.

Options

There have been no stock options granted to any of the named executive officers during the three fiscal years ended August 31, 2007.

Compensation of Directors

The directors of the Company are entitled to receive fees of $500 per quarter for Company meetings attended, and reimbursement for travel expenses.  During the fiscal year ended August 31, 2007, no director collected this fee or was reimbursed for any travel expenses.  In addition to serving as a director of the Company, Norman M. Dean was a part-time employee of the Company and received a salary $3,000 per month.

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

Item 14.     Principal Accountant Fees and Services

Years Ended August 31	2007	2006
Audit Fees	$8,025.00	$7,980.00
Audit-related Fees	—	—
Tax Fees — prepare annual income tax returns	—	—
All Other Fees	—	—

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