Form 10QSB
period 2007-11-30
MILLER DIVERSIFIED CORP
filed 2008-03-13
CIK 844856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For Quarter Ended November 30, 2007

[ ]	Transition Report Pursuant to Section 13 or 15(d)
Of the Securities Exchange Act of 1934 for the

Transition period from ______ to __________

Commission file number 01-19001 MILLER DIVERSIFIED (Exact name of registrant as specified in its charger)

NEVADA	84-1070932
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes [X] No [ ]

As of February 26, 2008, there were 6,404,640 shares of common stock, $.0001 par value, issued and outstanding.

Miller Diversified Corporation

Form 10-QSB
November 30, 2007
TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements:

Balance Sheets

Statements of Operations

Statements of Cash Flows

Notes to Condensed Financial Statements

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Item 3.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

ITEM 1.

FINANCIAL STATEMENTS

MILLER DIVERSIFIED CORPORATION
Balance Sheet
(Unaudited)
November 30, 2007

Assets

Cash	$49

Liabilities and Shareholders’ Deficit

Liabilities:
Accounts payable	$4,706
Indebtedness to related party (Note 2)	561,809
Note payable to related party (Note 2)	262,000
Accrued interest payable to related party (Note 2)	78,907
Total liabilities	907,422

Shareholders’ deficit:
Preferred stock, $2.00 par value; 1,000,000 shares authorized,
-0- shares issued and outstanding	—
Common stock, $.0001 par value; 25,000,000 shares authorized,
6,404,640 shares issued and outstanding	640
Additional paid-in capital	1,655,589
Retained deficit	(2,563,602)
Total shareholders’ deficit	(907,373)
Total liabilities and shareholders' deficit	$49

See accompanying notes to unaudited financial statements

MILLER DIVERSIFIED CORPORATION
Statements of Operations
(Unaudited)

	For The Three Months Ended
	November 30
	2007	2006
Operating expenses:
Selling, general and administrative	$ 6,945	$134,051
Contributed rent (Note 2)	300	300
Total operating expenses	7,245	134,351
Loss from operations	(7,245)	(134,351)

Other expense:
Interest expense (Note 2)	(4,913)	(4,913)
Loss before income taxes	(12,158)	(139,264)

Provision for income taxes (Note 3)	—	—

Net loss	$ (12,158)	$(139,264)

Basic and diluted loss per common share	$ (0.00)	$(0.02)

Basic and diluted weighted average
common shares outstanding	6,404,640	6,404,640

See accompanying notes to unaudited financial statements

MILLER DIVERSIFIED CORPORATION
Statements of Cash Flows
(Unaudited)
	For The Three Months Ended
	November 30
	2007	2006
Cash flows from operating activities:
Net loss	$(12,158)	$(139,264)
Adjustments to reconcile net loss to net cash
used by operating activities:
Contributed rent	300	300
Changes in assets and liabilities:
Decrease in accounts payable	(9,874)	97,412
Increase in indebtedness to related parties	16,774	36,621
Increase in accrued interest payable to related party	4,913	4,913
Net cash used in
operating activities	(45)	(18)

Net change in cash	(45)	(18)

Cash, beginning of year	94	230

Cash, end of year	$49	$212

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—
Interest	$—	$—

See accompanying notes to unaudited financial statements

MILLER DIVERSIFIED CORPORATION Notes to Condensed Financial Statements (Unaudited)

Note 1: Basis of Presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB with financial statements dated August 31, 2007, and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The results of operations presented for the three months ended November 30, 2007 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Note 2: Related Party Transactions

Note Payable and Other Indebtedness to Related Party

During the three months ended November 30, 2007, Miller Feed Lots, Inc (“MFL”), our affiliate, paid $10,524 of expenses on behalf of the Company. MFL also provided administrative services during the three months ended November 30, 2007, valued at $6,250 based on our Board of Directors estimate on time and effort. At November 30, 2007, we were indebted to MFL in the amount of $561,809, which is included as indebtedness to related party in the accompanying unaudited condensed financial statements. This indebtedness is in addition to amounts owed under the promissory notes described below.

In fiscal year 2004, we borrowed $262,000 from MFL pursuant to two promissory notes for working capital purposes. The notes are due on demand with interest rates at 7.5 percent. During each of the three month periods ended November 30, 2007 and 2006, we incurred $4,913 in interest expense under these notes. At November 30, 2007, interest payable to MFL totaled $78,907.

Contributed Rent

MFL contributed the use of facilities to the Company during the periods ended November 30, 2007 and 2006. The fair value of the facilities was estimated in good faith by management at $100 per month and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

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

The Company intends to identify and evaluate opportunities to acquire or enter into a merger agreement with one or more operating company. In the event the Company completes any such acquisition or merger transaction, then the Company’s future operating results and financial condition will be determined by the business activities, financial condition and operating results of the acquired business. Until the Company completes an acquisition or merger transaction or otherwise establishes active business operations, period-to-period comparisons of its financial condition and operating expenses may not be particularly meaningful.

Forward-Looking Statement Notice

When used in this report, the words may, will, expect, anticipate, continue, estimate, project, intend, and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 (“Securities Act”) and Section 21e of the Securities Exchange Act of 1934 (“1934 Act”) regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements because of various factors. Such factors are discussed under the Item 2. Management's Discussion and Analysis of Operation, and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

Results of Operations

The Company has had no revenue from operations since approximately November 31, 2001. The Company had a net loss from operations of $12,158 for the fiscal quarter ending November 30, 2007. This compares to a net loss from operations of $139,264 for the fiscal quarter ending November 30, 2006. The significant decrease in net loss from operations was due to the settlement of litigation in August 2007 and the elimination of ongoing litigation expenses. Until the Company completes an acquisition or merger or otherwise establishes active business operations, it expects to have no revenue, limited operating expenses and a small net loss each quarter.

Liquidity and Capital Resources

Working capital on November 30, 2007 was ($907,373) compared to ($766,944) at November 30, 2006. This decrease is attributable to the net loss for the period, which was due primarily to litigation expenses. The Company will be required to raise additional capital prior to engaging in any business operations.

Current assets of $49 at November 30, 2007 consisted of cash, as compared with cash of $212 at November 30, 2006. Current liabilities increased by $140,266 to $907,422. This increase relates primarily to the funding of professional, legal and accounting fees by MFL on behalf of the Company, which amount is included in indebtedness to related party.

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

The Court granted preliminary approval of the settlement on June 6, 2007. The final hearing on the fairness of the settlement agreement was held on August 10, 2007. At the hearing, the Court approved the settlement agreement and dismissed all of Plaintiffs' claims with prejudice.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

A. Exhibits.

Exhibit 31 - Certification pursuant to section 302 for Principal Executive Officer and Principal Financial Officer.

Exhibit 32 - Certification pursuant to section 906 for Principal Executive Officer and Principal Financial Officer.

B. Report on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended November 30, 2007.

SIGNATURES

     In accordance with the requirements of the 1934 Act, the registrant has caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ James E. Miller
James E. Miller	President, Principal Executive Officer	February 28, 2008
and Principal Financial Officer

/s/ Clark A. Miller
Clark A. Miller	Secretary, Treasurer, and Principal	February 28, 2008
Accounting Officer