Form 10QSB
period 2008-02-29
MILLER DIVERSIFIED CORP
filed 2008-04-07
CIK 844856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            [X]   Quarterly Report Under Section 13 or 15(d) Of the
                         Securities Exchange Act of 1934

                       For Quarter Ended February 29, 2008

            [ ]  Transition Report Pursuant to Section 13 or 15(d)
                 Of the Securities Exchange Act of 1934 for the
                   Transition period from ______ to _________.

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

                                  Yes [X] No [ ]

As of April 3, 2008, there were 6,404,640 shares of common stock, $.0001 par value, issued and outstanding.

                         Miller Diversified Corporation

                                   Form 10-QSB
                                February 29, 2008
                                TABLE OF CONTENTS

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------


Item 1.     Financial Statements:
            Balance Sheet
            Statements of Operations
            Statements of Cash Flows
            Notes to Condensed Financial Statements

Item 2.     Management's Discussion and Analysis or Plan of Operation

Item 3.     Controls and Procedures

                           PART II. OTHER INFORMATION
                           --------------------------

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

Item 5.     Other Information

Item 6.     Exhibits


ITEM 1. FINANCIAL STATEMENTS

                         MILLER DIVERSIFIED CORPORATION
                                 Balance Sheet
                                  (Unaudited)

                                February 29, 2008

                                     Assets

Cash .............................................................   $         4
                                                                     ===========


                      Liabilities and Shareholders' Deficit

Liabilities:
    Accounts payable .............................................   $    14,653
    Indebtedness to related party (Note 2) .......................       594,842
    Note payable to related party (Note 2) .......................       262,000
    Accrued interest payable to related party (Note 2) ...........        83,819
                                                                     -----------
                 Total liabilities ...............................       955,314
                                                                     -----------

Shareholders' deficit:
    Preferred stock, $2.00 par value; 1,000,000 shares authorized,
       -0- shares issued and outstanding .........................          --
    Common stock, $.0001 par value; 25,000,000 shares authorized,
       6,404,640 shares issued and outstanding ...................           640
    Additional paid-in capital ...................................     1,655,889
    Retained deficit .............................................    (2,611,839)
                                                                     -----------
                 Total shareholders' deficit .....................      (955,310)
                                                                     -----------

                 Total liabilities and shareholders' deficit .....   $         4
                                                                     ===========




            See accompanying notes to unaudited financial statements


                                  MILLER DIVERSIFIED CORPORATION
                                     Statements of Operations
                                           (Unaudited)


                                          For The Three Months Ended     For The Six Months Ended
                                                  February 29,                  February 29,
                                          --------------------------    --------------------------
                                              2008           2007           2008           2007
                                          -----------    -----------    -----------    -----------
Operating expenses:
    Selling, general and administrative   $    43,025    $   106,683         49,970    $   240,734
    Contributed rent (Note 2) .........           300            300            600            600
                                          -----------    -----------    -----------    -----------
               Total operating expenses        43,325        106,983         50,570        241,334
                                          -----------    -----------    -----------    -----------

               Loss from operations ...       (43,325)      (106,983)       (50,570)      (241,334)

Other expense:
    Interest expense (Note 2) .........        (4,912)        (4,912)        (9,825)        (9,825)
                                          -----------    -----------    -----------    -----------
               Loss before income taxes       (48,237)      (111,895)       (60,395)      (251,159)

Provision for income taxes (Note 3) ...          --             --             --             --
                                          -----------    -----------    -----------    -----------

               Net loss ...............   $   (48,237)   $  (111,895)       (60,395)   $  (251,159)
                                          ===========    ===========    ===========    ===========


Basic and diluted loss per common share   $     (0.01)   $     (0.02)         (0.01)   $     (0.04)
                                          ===========    ===========    ===========    ===========

Basic and diluted weighted average
    common shares outstanding .........     6,404,640      6,404,640      6,404,640      6,404,640
                                          ===========    ===========    ===========    ===========







                     See accompanying notes to unaudited financial statements


                              MILLER DIVERSIFIED CORPORATION
                                 Statements of Cash Flows
                                        (Unaudited)


                                                                   For The Six Months Ended
                                                                         February 29,
                                                                    ----------------------
                                                                       2008         2007
                                                                    ---------    ---------
Cash flows from operating activities:
    Net loss ....................................................   $ (60,395)   $(251,159)
    Adjustments to reconcile net loss to net cash
       used by operating activities:
         Contributed rent .......................................         600          600
         Changes in assets and liabilities:
            Increase in accounts payable ........................          73      131,466
            Increase in indebtedness to related parties .........      49,807      109,222
            Increase in accrued interest payable to related party       9,825        9,825
                                                                    ---------    ---------
                    Net cash used in
                      operating activities ......................         (90)         (46)
                                                                    ---------    ---------

                      Net change in cash ........................         (90)         (46)

Cash, beginning of period .......................................          94          230
                                                                    ---------    ---------

Cash, end of period .............................................   $       4    $     184
                                                                    =========    =========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Income taxes .............................................   $    --      $    --
                                                                    =========    =========
       Interest .................................................   $    --      $    --
                                                                    =========    =========


                 See accompanying notes to unaudited financial statements

                                             5

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

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The results of operations presented for the three and six months ended February 29, 2008 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Note 2: Related Party Transactions

Note Payable and Other Indebtedness to Related Party

During the six months ended February 29, 2008, Miller Feed Lots, Inc ("MFL"), our affiliate, paid $37,307 of expenses on behalf of the Company. The affiliate also provided administrative services during the six months ended February 29, 2008, valued at $12,500 based on our Board of Directors estimate on time and effort. At February 29, 2008, we were indebted to our affiliate in the amount of $594,842, which is included as indebtedness to related party in the accompanying unaudited condensed financial statements.

In fiscal year 2004, we borrowed $262,000 from MFL pursuant to two promissory notes for working capital purposes. The notes are due on demand with interest rates at 7.5 percent. During the six months ended February 29, 2008 and 2007, we incurred $9,825 and $9,825 in interest expense, respectively. At February 29, 2008, interest payable to our affiliate totaled $83,819.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION
---------------------------------------------------------

Introduction

The Company was engaged in commercial cattle feeding operations from 1987 through 2003. Due to recurring operating losses, in October, 2003 the Company entered into an agreement to sell substantially all of its assets to Miller Feedlots, Inc. ("MFL"). Since the sale of its assets, the Company has not engaged in business operations. The Company's financial statements reflect the cost of certain litigation which was commenced in November 2005 and was settled in August, 2007. Such litigation is summarized below in "PART II - ITEM 1. Legal Proceedings."

The Company intends to identify and evaluate opportunities to acquire or enter into a merger agreement with one or more operating company. In the event the Company completes any such acquisition or merger transaction, then the Company's future operating results and financial condition will be determined by the business activities, financial condition and operating results of the acquired business. Until the Company completes an acquisition or merger transaction or otherwise establishes active business operations, period-to-period comparisons of its financial condition and operating expenses may not be particularly meaningful.

Forward-Looking Statement Notice

When used in this report, the words may, will, expect, anticipate, continue, estimate, project, intend, and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 ("Securities Act") and Section 21e of the Securities Exchange Act of 1934 ("1934 Act") regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements because of various factors. Such factors are discussed under the Item 2. Management's Discussion and Analysis of Operation, and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

Results of Operations

The Company has had no revenue from operations since approximately November 30, 2001. The Company had a net loss from operations of $48,237 and 60,395 for the three and six months ended February 29, 2008. This compares to a net loss from operations of 111,895 and 251,159 for the three and six months ended February 28, 2007. The significant decrease in net loss from operations was due to the settlement of litigation in August, 2007 and the elimination of ongoing litigation expenses. Until the Company completes an acquisition or merger or otherwise establishes active business operations, it expects to have no revenue, limited operating expenses and a small net loss each quarter.

Liquidity and Capital Resources

Working capital on February 29, 2008 was ($955,310) compared to ($895,515) at August 31, 2007. This decrease is attributable to the net loss for the period. The Company will be required to raise additional capital prior to engaging in any business operations.

Current assets of $4 at February 29, 2008 consisted of cash, as compared with cash of $94 at August 31, 2007. Current liabilities increased by $59,705 to $955,314. This increase relates primarily to the funding of professional, legal and accounting fees by MFL on behalf of the Company, which amount is included in indebtedness to related party.

ITEM 3. CONTROLS AND PROCEDURES.
--------------------------------

The Company sold substantially all of its assets and terminated its active business operations during the fiscal quarter ended November 30, 2003. As of the end of the quarter ended May 31, 2004, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures had not been effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms; specifically, disclosure controls and procedures relative to off balance sheet arrangements and guarantees were not effective. Consequently, the Company instituted procedures to ensure that off balance sheet arrangements and guarantees relating to cattle feeding arrangements between the Company and its customers are properly disclosed in the financial statements and public filings. The Company thereby effected a change in its internal control over financial reporting beginning with the Company's November 30, 2003 fiscal quarter. With the disposal of the Company's cattle feeding business, specific controls relating to cattle feeding arrangements will no longer be necessary for the Company's public filings. General controls over off-balance sheet arrangements and guarantees, however, will remain in effect.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
--------------------------

As of the date of this report, neither the Company nor its assets is subject to any pending legal proceeding.

On November 21, 2005, Charles M. Srebnik, JoAnn Srebnik, Michelle Srebnik, Lee Srebnik, Gary Devonport, Aimee Devonport, Allison Okon, individually and as trustee for the Matthew Okon Trust, and Daryl Dinkla, individually and derivatively on behalf of the Company (collectively "Plaintiffs"), commenced a civil action in the U.S. District Court, District of Colorado ("Civil Action") against the Company's officers and directors, consisting of Norman M. Dean, James E. Miller, and Clark A. Miller, MFL, and the Company's independent accountants and outside legal counsel, consisting of Anderson & Whitney, P.C., Comiskey & Company, Professional Corporation, and Sherman & Howard L.L.C. (collectively "Defendants"). In the Civil Action, Plaintiffs asserted a number of individual claims and derivative claims that alleged, in part, that the officers and directors breached their fiduciary duties to the Company and its shareholders by fraudulently representing the legality, terms, and results pertaining to the Asset Purchase Agreement dated September 19, 2003 between the Company and MFL. The Company and its directors filed a motion to dismiss the Civil Action which resulted in the dismissal of ten of Plaintiffs' fourteen claims. Two additional claims were voluntarily dismissed by Plaintiffs. On June 1, 2007, the parties entered into a Stipulation and Settlement Agreement which resolved all claims against all parties. Terms of the settlement include payment of $395,000 to plaintiffs and certain assurances by the Company regarding its corporate governance, including the resignation of Clark Miller as a director and the appointment of plaintiff Daryl Dinkla as his replacement. The Company's portion of the settlement payment was $135,000. The directors of the Company also agreed to cancel $300,000 in debt owed by the Company to them.

The Court granted preliminary approval of the settlement on June 6, 2007. The final hearing on the fairness of the settlement agreement was held on August 10, 2007. At the hearing, the Court approved the settlement agreement and dismissed all of Plaintiffs' claims with prejudice.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
--------------------------------------------------------------------

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
----------------------------------------

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

     None

ITEM 5. OTHER INFORMATION.
--------------------------

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

A. Exhibits.

          Exhibit 31 - Certification pursuant to section 302 for Principal Executive Officer and Principal Financial Officer.

          Exhibit 32 - Certification pursuant to section 906 for Principal Executive Officer and Principal Financial Officer.

B. Report on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended February 29, 2008.

                                   SIGNATURES

     In accordance with the requirements of the 1934 Act, the registrant has caused this report to be signed on behalf of the undersigned, thereunto duly authorized.


Signature                             Title                        Date
---------                             -----                        ----


/s/ James E. Miller      President, Principal Executive Officer    April 3, 2008
----------------------   and Principal Financial Officer
James E. Miller




/s/ Clark A. Miller      Secretary, Treasurer, and Principal       April 3, 2008
----------------------   Accounting Officer
Clark A. Miller