Form 10-Q
period 2008-05-31
MILLER DIVERSIFIED CORP
filed 2008-11-14
CIK 844856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       |X|         Quarterly Report Under Section 13 or 15(d) of the
                            Securities Exchange Act of 1934

                    For Quarter Ended May 31, 2008

       |_|         Transition Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

         for the Transition period from           to                .
                                        ---------    -------------
                         Commission file number 01-19001

                               MILLER DIVERSIFIED
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        NEVADA                  84-1070932
                        ------                  ----------
                    (State or other          (I.R.S. Employer
                     jurisdiction of       Identification No.)
                     incorporation or
                     organization)

                                Mailing Address:
                                ----------------
                                  P.O. Box 237
                            La Salle, Colorado 80645

                            23360 Weld County Road 35
                            La Salle, Colorado 80645
                     --------------------------------------
                    (Address of principal executive offices)

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

                                 Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
                                 Yes |X| No |_|

As of January 9, 2008, there were 6,404,640 shares of common stock, $.0001 par value, issued and outstanding.

================================================================================

                         Miller Diversified Corporation

                                   Form 10-QSB
                                  May 31, 2008
                                TABLE OF CONTENTS

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------


Item 1.  Financial Statements:
-------  ---------------------
         Balance Sheets
         Statements of Operations
         Statements of Cash Flows
         Notes to Condensed Financial Statements


Item 2.  Management's Discussion and Analysis or Plan of Operation
-------  ---------------------------------------------------------

Item 3.  Controls and Procedures
-------  -----------------------


                           PART II. OTHER INFORMATION
                           --------------------------

Item 1.  Legal Proceedings
-------  -----------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults upon Senior Securities
-------  -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

Item 5.  Other Information
-------  -----------------

Item 6.  Exhibits
-------  --------

ITEM 1.      FINANCIAL STATEMENTS
---------------------------------

                         MILLER DIVERSIFIED CORPORATION
                             Condensed Balance Sheet
                                   (Unaudited)

                                  May 31, 2008

                                          Assets
Cash                                                                $      --
                                                                    ===========

                           Liabilities and Shareholders' Deficit
Liabilities:
   Accounts payable                                                 $    22,761
   Indebtedness to related party (Note 2)                               607,796
   Note payable to related party (Note 2)                               262,000
   Accrued interest payable to related party (Note 2)                    88,732
                                                                    -----------
     Total liabilities                                                  981,289
                                                                    -----------

Shareholders' deficit:
   Preferred stock, $2.00 par value; 1,000,000 shares
     authorized, -0- shares issued and outstanding                         --
   Common stock, $.0001 par value; 25,000,000 shares authorized,
     6,404,640 shares issued and outstanding                                640
   Additional paid-in capital                                         1,656,189
   Retained deficit                                                  (2,638,118)
                                                                    -----------
     Total shareholders' deficit                                       (981,289)
                                                                    -----------
     Total liabilities and shareholders' deficit                    $      --
                                                                    ===========



       See accompanying notes to condensed, unaudited financial statements



                                                  MILLER DIVERSIFIED CORPORATION
                                                 Condensed Statement of Operations
                                                           (Unaudited)

                                                            For The Three Months             For The Nine Months
                                                               Ended May 31,                     Ended May 31,
                                                       -----------------------------       -----------------------------

                                                          2008               2007              2008              2007
                                                       -----------       -----------       -----------       -----------
Operating expenses:
   Selling, general and administrative                 $    21,066       $    83,641       $    71,036       $   324,375
   Contributed rent (Note 2)                                   300               300               900               900
                                                       -----------       -----------       -----------       -----------
     Total operating expenses                               21,366            83,941            71,936           325,275
                                                       -----------       -----------       -----------       -----------
     Loss from operations                                  (21,366)          (83,941)          (71,936)         (325,275)

Other expense:
   Interest expense (Note 2)                                (4,913)           (4,872)          (14,738)          (14,697)
                                                       -----------       -----------       -----------       -----------
     Loss before income taxes                              (26,279)          (88,813)          (86,674)         (339,972)

Provision for income taxes (Note 3)                           --                --                --                --
                                                       -----------       -----------       -----------       -----------
     Net loss                                          $   (26,279)      $   (88,813)      $   (86,674)      $  (339,972)
                                                       ===========       ===========       ===========       ===========

Basic and diluted loss per common share                $     (0.01)      $     (0.01)      $     (0.01)      $     (0.05)
                                                       ===========       ===========       ===========       ===========

Basic and diluted weighted average common shares
outstanding                                              6,404,640         6,404,640         6,404,640         6,404,640
                                                       ===========       ===========       ===========       ===========


                                  See accompanying notes to condensed, unaudited financial statements





                                                    MILLER DIVERSIFIED CORPORATION
                                                  Condensed Statement of Cash Flows
                                                            (Unaudited)

                                                                                           For The Nine Months
                                                                                             Ended May 31,
                                                                                      ----------------------------
                                                                                         2008              2007
                                                                                      ---------          ---------
Cash flows from operating activities:
   Net loss                                                                           $ (86,674)         $(339,972)
   Adjustments to reconcile net loss to net cash used by operating activities:
     Contributed rent                                                                       900                900
     Changes in assets and liabilities:
        Increase in accounts payable                                                      8,181            (31,135)
        Increase in indebtedness to related parties                                      62,761            355,419
        Increase in accrued interest payable to related party                            14,738             14,697
                                                                                      ---------          ---------
          Net cash used in operating activities                                             (94)               (91)
                                                                                      ---------          ---------

          Net change in cash                                                                (94)               (91)

Cash, beginning of period                                                                    94                230
                                                                                      ---------          ---------

Cash, end of period                                                                   $    --            $     139
                                                                                      =========          =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Income taxes                                                                     $    --            $    --
                                                                                      =========          =========
     Interest                                                                         $    --            $    --
                                                                                      =========          =========


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

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The results of operations presented for the nine months ended May 31, 2008 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Note 2:  Related Party Transactions

Note Payable and Other Indebtedness to Related Party

During the nine months ended May 31, 2008, Miller Feed Lots, Inc ("MFL"), our affiliate, paid $62,761 of expenses on behalf of the Company. At May 31, 2007, we were indebted to our affiliate in the amount of $607,796, which is included as indebtedness to related party in the accompanying unaudited condensed financial statements.

In fiscal year 2004, we borrowed $262,000 from MFL pursuant to two promissory notes for working capital purposes. The notes are due on demand with interest rates at 7.5 percent. During the nine months ended May 31, 2008 and 2007, we incurred $14,697 and $14,697 in interest expense, respectively. At May 31, 2008, interest payable to our affiliate totaled $88,732.

Contributed Rent

MFL contributed the use of facilities to the Company during the periods ended
May 31, 2008 and 2007. The fair value of the facilities was estimated in good faith by management at $100 per month and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

Note 3:  Income Taxes

The Company records its income taxes in accordance with Statement of Financial
Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $0 income taxes.

Note 4:  Subsequent Event -- Litigation Settlement

The Company was recently a defendant in the lawsuit styled Srebnik, et al. v.
Norman Dean, et al., case no. 05-CV-01086-WYD-MJW, filed on November 21, 2005.






The lawsuit, brought by several shareholders, alleged that the Company and its directors, accountants and attorneys violated several provisions of the Securities and Exchange Act of 1934 by issuing the 2002 and 2003 financial statements and the 2003 proxy statement seeking approval of the September 19, 2003 sale of the Company's assets to MFL. The lawsuit also alleged several derivative state law claims against the directors of the Company.

The Company and its directors vigorously defended the lawsuit through the discovery and expert designation phases, and believed there were meritorious defenses to the remaining claims. However, to avoid the cost and uncertainty of further litigation, on June 1, 2007, the Company and the other defendants entered into a Stipulation and Settlement Agreement with the Plaintiffs which resolved all claims against all parties for payment to Plaintiffs of $395,000 and certain assurances by the Company regarding its corporate governance, including the resignation of Clark Miller as a director and the appointment of plaintiff Daryl Dinkla as his replacement. The Company's portion of the settlement is $135,000. The Company's directors also agreed to cancel $300,000 in debt owed by the Company to MFL.

The Court granted preliminary approval of the settlement on June 6, 2007. The final hearing on the fairness of the settlement agreement was held on August 10, 2007. At the hearing, the Court approved the settlement agreement and subsequently dismissed all of Plaintiffs' claims with prejudice.






ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION
-------      -------------------------------------------------

Introduction

The Company was engaged in commercial cattle feeding operations from 1987 through 2003. Due to recurring operating losses, in October, 2003 the Company entered into an agreement to sell substantially all of its assets to Miller
Feedlots, Inc. ("MFL"). Since the sale of its assets, the Company has not engaged in business operations. The Company's financial statements reflect the cost of certain litigation which was commenced in November 2005 and was settled in August, 2007. Such litigation is summarized below in "PART II -- ITEM 1.
Legal Proceedings."

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

Results of Operations

The Company has had no revenue from operations since approximately November 31, 2001. The Company had a net loss from operations of $26,279 and $86,674 for the three and nine months ending May 31, 2008. This compares to a net loss from operations of $88,813 and $339,972 for the three and nine months ending May 31, 2007.

Liquidity and Capital Resources

Working capital on May 31, 2008 was ($981,289) compared to ($967,052) at August
31, 2007. This decrease is attributable to the net loss for the period. The
Company will be required to raise additional capital prior to engaging in any business operations.

The Company has no current assets of May 31, 2008, as compared with cash of $139 at August 31, 2007. Current liabilities increased by $14,098 to $981,289. This increase relates primarily to the funding of professional, legal and accounting fees by MFL on behalf of the Company, which amount is included in accounts payable -- related party.




ITEM 3.      CONTROLS AND PROCEDURES.
-------      ------------------------

The Company sold substantially all of its assets and terminated its active business operations during the fiscal quarter ended November 30, 2003. As of the end of the quarter ended May 31, 2004, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures
(as defined in Rules 13a -- 15(e) and 15d -- 15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures had not been effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms; specifically, disclosure controls and procedures relative to off balance sheet arrangements and guarantees were not effective. Consequently, the Company instituted procedures to ensure that off balance sheet arrangements and guarantees relating to cattle feeding arrangements between the Company and its customers are properly disclosed in the financial statements and public filings. The Company thereby effected a change in its internal control over financial reporting beginning with the Company's
November 30, 2003 fiscal quarter. With the disposal of the Company's cattle feeding business, specific controls relating to cattle feeding arrangements will no longer be necessary for the Company's public filings. General controls over off-balance sheet arrangements and guarantees, however, will remain in effect.

                           PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.
-------------------------------

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
-------------------------------------------------------------------------

             None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.
-------      --------------------------------

             None






ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------      ----------------------------------------------------

             None

ITEM 5.      OTHER INFORMATION.
-------------------------------

             None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.
-------      ---------------------------------

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

        Signature                           Title                          Date
-----------------------    ---------------------------------------   -----------------

/s/ James E. Miller
-----------------------
James E. Miller            President, Principal Executive Officer    November 12, 2008
                           and Principal Financial Officer



/s/ Clark A. Miller
-----------------------
Clark A. Miller            Secretary                                 November 12, 2008



                                          11