Form 10KSB
period 2008-08-31
MILLER DIVERSIFIED CORP
filed 2009-02-04
CIK 844856

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     Annual Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                    For the fiscal year ended August 31, 2008

                   Transition Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                For the transition period from ______ to ________

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

                          $.001 par value common stock
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The issuer's revenues for the fiscal year ended August 31, 2008 were $0.

The aggregate market value of the voting stock held by non-affiliates of the issuer was $192,139.20 based on the sales price as reported on the Over-the-Counter Bulletin Board on December 31, 2008. There were 6,404,640 shares of common stock $.0001 par value outstanding as of January 9, 2008.

                                   FORM 10-KSB
                         MILLER DIVERSIFIED CORPORATION
                                      INDEX

                                                                         Page
                                                                         ----

PART I.

          Item 1.  Description of Business

          Item 2.  Description of Property

          Item 3.  Legal Proceedings

          Item 4.  Submission of Matters to a Vote of Security Holders


PART II.

          Item 5.  Markets for the Common Stock and Related Stockholder
Matters
         Item 6.  Management's Discussion and Analysis of Operation
         Item 7.  Financial Statements

         Item 8.  Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosures
         Item 8A.  Controls and Procedures
         Item 8B.  Other Information

PART III.
         Item 9.  Directors and Executive Officers of the Company
         Item 10. Executive Compensation
         Item 11. Security Ownership of Certain Beneficial Owners and
                  Management

         Item 12. Certain Relationships and Related Transactions, and Director Independence
         Item 13. Exhibits
         Item 14. Principal Accountant Fees and Services

         Signatures
         Certifications

                                     PART I

Forward-Looking Statement Notice

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, operating results and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that, actual results may differ materially from those included within the forward-looking statements because of various factors. Such factors are discussed under "Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.


Item 1.  Description of Business

Miller Diversified Corporation (the "Company") is a Nevada corporation that was formed in 1987 as the result of several transactions and mergers of predecessor companies. In 1987, the Company acquired the commercial cattle feeding business and some farms of Miller Feed Lots, Inc. ("MFL"), an affiliate of the Company. The farms were subsequently sold, but the Company continued to conduct a commercial cattle feeding business on a feedlot facility and with equipment leased or rented from MFL until October 31, 2003. The Company also had a wholly owned subsidiary, Miller Feeders, Inc. ("MFI") which was acquired in 1987.

Due to recurring operating losses, in October 2003 the Company entered into an agreement to sell substantially all of its assets. Since the sale of its assets, the Company has not engaged in business operations. The Company is currently considering a merger or acquisition with another company.

Employees

The Company has no employees at this time, aside from the officers described in
Item 9 below.


Item 2.  Description of Property

The Company does not own or lease any real property nor does the Company hold any investments in any assets.


Item 3.  Legal Proceedings

As of the date of this report, neither the Company nor its assets are subject to any pending legal proceeding.

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


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the stockholders in the fourth quarter of the fiscal year covered by this Annual Report ended August 31, 2008.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The number of record holders of the Company's common stock as of August 31, 2008 was 1,423 according to the information furnished by the Company's transfer agent.

The following table sets forth the high and low sale prices for the Company's common stock, as reported by the Over-the-Counter Bulletin Board. The stock prices listed below are not necessarily indicative of future trading activity or price trends.

                 Quarter Ended           High Sales Price        Low Sales Price
                 -------------           ----------------        ---------------

      2008
           November 30, 2007                  .06                    .05
           February 29, 2008                  .05                    .04
           May 31, 2008                       .05                    .03
           August 31, 2008                    .03                    .03

      2007
             November 30, 2006                .04                    .04
           February 28, 2007                  .07                    .04
           May 31, 2007                       .08                    .06
           August 31, 2007                    .07                    .05


Trading volume in the Company's stock is extremely limited. The Company's stock is traded on the Over-the-Counter Bulletin Board.

The Company has not paid any dividends on its common stock and the board of directors intends to continue a policy of retaining earnings for use in the Company's operations and to finance expansion of its business. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the board of directors in light of conditions then existing, including earnings, financial conditions, capital requirements, and other factors. The terms of the Company's Preferred Shares give such Preferred Shares a preference on the payment of dividends in any given year, but such dividends are not cumulative. There are currently no Preferred Shares issued and outstanding. No leasing, financing, or similar arrangements to which the Company is a party preclude or limit in any manner the payment of any dividend.

The Company does not have any equity compensation plans or arrangements with employees or third parties. The Company has not sold any securities within the past three years, nor has the Company purchased any securities during fiscal year 2008.

Item 6.  Management's Discussion and Analysis of Operation

Introduction


The Company was engaged in commercial cattle feeding operations from 1987 through 2003. Due to recurring operating losses, in October 2003 the Company entered into an agreement to sell substantially all of its assets to MFI. Since the sale of its assets, the Company has not engaged in business operations. The Company's financial statements reflect the cost of certain litigation which was commenced in November 2005 and was settled in August 2007. Such litigation is summarized in "PART I - ITEM 3. Legal Proceedings."

The Company intends to identify and evaluate opportunities to acquire or enter into a merger agreement with one or more operating companies. In the event the Company completes any such acquisition or merger transaction, then the Company's future operating results and financial condition will be determined by the business activities, financial condition and operating results of the acquired business.

Forward-Looking Statement Notice

When used in this report, the words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "intend", and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 ("Securities Act") and Section 21e of the Securities Exchange Act of 1934 ("1934 Act") regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements because of various factors. Such factors are discussed under the Item 6, Management's Discussion and Analysis of Operation, and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

Results of Operations

The Company has had no revenue from operations since approximately November 30, 2001. The Company had a net loss from operations of $100,929 for the fiscal year ending August 31, 2008. This compares to a net loss from operations of $568,735 for the fiscal year ending August 31, 2007. The net loss in each period was comprised primarily of general and administrative expenses.

Liquidity and Capital Resources

Working capital on August 31, 2008 was ($995,244) because the Company had nominal assets. Current liabilities of $995,244 consisted of accounts payable, indebtedness to a related party, a note payable to a related party, and accrued interest payable to a related party. The Company will be required to raise additional capital prior to engaging in any business operations.

Plan of Operation

The Company is currently a shell corporation with no operations and nominal assets. The Company relies on loans from MFL, an affiliate, to fund its administrative activities and has no current means for generating revenue. The Company's plan of operation is to evaluate, structure and complete a merger or acquisition with a privately-owned operating company, however no such merger or acquisition is currently underway. The Company has engaged in certain discussions and negotiations concerning potential mergers or acquisitions, but has not entered into any definitive agreements covering any such transaction. Until and unless the Company identifies an appropriate merger or acquisition target, it has no plans to commence operations, invest in research and development, purchase property or equipment, or hire employees.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements and was not a party to any such arrangements during fiscal year 2008.


Item 7.  Financial Statements

Financial statements as of and for the year ended August 31, 2008 are set forth below.

Report of Independent Registered Public Accounting

Balance Sheet at August 31, 2008

Statements of Operations for the years ended
            August 31, 2008 and 2007

Statement of Changes in Shareholders' Deficit for the years ended
            August 31, 2008 and 2007

Statements of Cash Flows for the years ended
            August 31, 2008 and 2007

Notes to Financial Statements

                  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholder:
Miller Diversified Corporation


We have audited the balance sheet of Miller Diversified Corporation as of August 31, 2008, and the related statements of operations, changes in shareholders' deficit and cash flows for the years ended August 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Miller Diversified Corporation as of August 31, 2008, and the results of its operations and its cash flows for the years ended August 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company has virtually no assets at August 31, 2008 and relies on an affiliate to pay all expenses and obligations on its behalf. The Company would not be able to maintain its limited operations without the affiliate's funding. Related party transactions are not considered to be arm's length transactions under generally accepted accounting principles.

As discussed in Note 4 to the financial statements, certain shareholders commenced litigation against the Company, an affiliate, certain officers and directors, and the Company's former auditor. The lawsuit was settled and dismissed during August 2007.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant operating losses over the past several years resulting in a retained deficit of $2,652,373 and a net capital deficiency of $995,244 at August 31, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Cordovano and Honeck LLP
Englewood, Colorado
December 15, 2008




                         Miller Diversified Corporation
                                  Balance Sheet

                                 August 31, 2008

                                     Assets

                         Total assets                                  $      --
                                                                       ===========


                      Liabilities and Shareholders' Deficit
Liabilities:
      Accounts payable                                                 $    23,437
      Indebtedness to related party (Note                                  616,163
      Note payable to related party (Note 2).                              262,000
      Accrued interest payable to related party (Note 2)                    93,644
                                                                       -----------
                         Total liabilities                                 995,244
                                                                       -----------

Shareholders' deficit:
      Preferred stock, $2.00 par value; 1,000,000 shares
      authorized,
          -0- shares issued and outstanding                                   --
      Common stock, $.0001 par value; 25,000,000 shares
      authorized,
          6,404,640 shares issued and outstanding                              640
      Additional paid-in capital                                         1,656,489
      Retained deficit                                                  (2,652,373)
                                                                       -----------
                         Total shareholders' deficit                      (995,244)
                                                                       -----------

                         Total liabilities and shareholders' deficit   $      --
                                                                       ===========





                         Miller Diversified Corporation
                             Statement of Operations

                                                                     For The Years Ended
                                                                         August 31,
                                                            --------------------------------------
                                                               2008                       2007
                                                            -----------                -----------
Operating expenses:
     Selling, general and administrative                    $    80,079                $   412,885
     Litigation settlement (Note 4)                                --                      135,000
     Contributed rent (Note 2)                                    1,200                      1,200
                                                            -----------                -----------
                       Total operating expenses                  81,279                    549,085
                                                            -----------                -----------

                       Loss from operations                     (81,279)                  (549,085)

Other expense:
     Interest expense (Note 2)                                  (19,650)                   (19,650)
                                                            -----------                -----------

                       Loss before income taxes                (100,929)                  (568,735)

Provision for income taxes (Note 3)                                --                         --
                                                            -----------                -----------

                       Net loss                             $  (100,929)               $  (568,735)
                                                            ===========                ===========


Basic and diluted loss per common share                     $     (0.02)               $     (0.09)
                                                            ===========                ===========

Basic and diluted weighted average
     common shares outstanding                                6,404,640                  6,404,640
                                                            ===========                ===========





                                                 Miller Diversified Corporation
                                          Statements of Changes in Shareholders' Deficit


                                                                                        Additional
                                        Preferred Stock               Common Stock        Paid-in       Retained
                                      -------------------      ----------------------
                                                   Par                          Par
                                       Shares     Value          Shares        Value       Capital       Deficit           Total
                                      --------   --------      ----------     -------     ------------  -----------    -----------

Balance, August 31, 2006                   --   $     --        6,404,640   $       640   $ 1,354,089   $(1,982,709)   $  (627,980)


Reclassification of liability owed
to Miller Feed Lots in accordance
with Final Order on Proposed
Settlement Agreement (Notes 2 and 4)       --          --            --            --         300,000          --          300,000
Rent contributed by an affiliate
(Note 2)                                   --          --            --            --           1,200          --            1,200
Net loss for the year ended August
31, 2007.                                  --          --            --            --            --        (568,735)      (568,735)
                                      ---------   ---------   -----------   -----------   -----------   -----------    -----------

Balance, August 31, 2007                   --          --       6,404,640           640     1,655,289    (2,551,444)      (895,515)
                                      ---------   ---------   -----------   -----------   -----------   -----------    -----------

Rent contributed by an affiliate
(Note 2)                                   --          --            --            --           1,200          --            1,200
Net loss for the year ended August
31, 2008.                                  --          --            --            --            --        (100,929)      (100,929)
                                      ---------   ---------   -----------   -----------   -----------   -----------    -----------

Balance, August 31, 2008                   --     $    --       6,404,640   $       640   $ 1,656,489   $(2,652,373)   $  (995,244)
                                      =========   =========   ===========   ===========   ===========   ===========    ===========





                         Miller Diversified Corporation
                                   Cash Flows

                                                                                For The Years Ended
                                                                                     August 31,
                                                                            ------------------------------
                                                                              2008                 2007
                                                                            ---------            ---------
Cash flows from operating activities:
     Net loss                                                               $(100,929)           $(568,735)
     Adjustments to reconcile net loss to net cash
        used by operating activities:
           Contributed rent                                                     1,200                1,200
           Reclassification of Miller Feed Lots liability to equity
              following Final Order on Proposed Settlement Agreement             --                300,000
           Changes in assets and liabilities:
              Increase/(decrease) in accounts payable                           8,857              (17,817)
              Increase in indebtedness to related parties                      71,128              265,566
              Increase in accrued interest payable to related party            19,650               19,650
                                                                            ---------            ---------
                       Net cash used in
                          operating activities                                    (94)                (136)
                                                                            ---------            ---------

                          Net change in cash                                      (94)                (136)

Cash, beginning of period                                                          94                  230
                                                                            ---------            ---------

Cash, end of period                                                         $    --              $      94
                                                                            =========            =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
        Income taxes                                                        $    --              $    --
                                                                            =========            =========
        Interest                                                            $    --              $    --
                                                                            =========            =========





                         Miller Diversified Corporation
                          Notes to Financial Statements


(1)    Organization, Basis of Presentation, and Summary of Significant
       Accounting Policies

               Organization and Basis of Presentation

               Until October 31, 2003, Miller Diversified Corporation (the
               "Company") operated a feedlot facility near LaSalle, Colorado, in which cattle owned by customers or the Company were fed and cared for by the Company.

               The Company is currently considered a shell corporation and has no revenue-producing operations. The Company's business plan is to evaluate, structure and complete a merger with, or acquisition of, a privately-owned operating company.

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





               Cash and Cash Equivalents

               The Company considers all highly liquid debt instruments with original maturities of three months or less, when acquired, to be cash equivalents. The Company had no cash equivalents at August
               31, 2008.

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

               Loss per Common Share

               The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At August 31, 2008, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.


     Recent Accounting Pronouncements

               In September 2006, the FASB issued SFAS No. 157, "Fair Value
               Measurement." This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements.
               SFAS No. 157 is effective for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities and is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities. The Company is currently assessing the impact of the adoption of SFAS No. 157 will have on its financial statements as of September 1, 2008.

               In February 2007, the FASB issued Statement No. 159, "The Fair
               Value Option for Financial Assets and Financial Liabilities
               --Including an amendment to FASB Statement No. 115". This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This
               Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact adoption of SFAS No. 159 will have on its financial statements as of September 1, 2008.

(2)      Related Party Transactions


     Note Payable and Other Indebtedness to Related Party

               James E. Miller, a director of the Company, and Clark A. Miller, an officer of the Company, are also directors of Miller Feed
               Lots, Inc. ("MFL"). James E. Miller and Clark A. Miller own all the issued and outstanding common shares of Miller Feed Lots, Inc., and approximately 16.4% of the outstanding shares of the Company.


     Note Payable

              The Company has borrowed $262,000 from MFL, an affiliate under common control, pursuant to a promissory note, for working capital. The note is due on demand, with interest at 7.5 percent.
              During the years ended August 31, 2008 and 2007, we accrued
              $19,650 and $19,650, respectively, in interest expense payable to MFL. At August 31, 2008, the Company was indebted to MFL in the amount of $262,000 and $93,644, respectively, for the note payable and related accrued interest.


     Other Indebtedness to Related Party

              During the years ended August 31, 2008 and 2007, MFL paid expenses totaling $46,128 and $540,566, respectively, on behalf of the Company. The Company relies on MFL to pay all expenses on its behalf. The affiliate also provided administrative services during the years ended August 31, 2008 and 2007, valued at $25,000 and $25,000, respectively, based on our Board of Directors estimate on time and effort.

              Under the terms of the Final Order on the Proposed Settlement
              Agreement of the Company's shareholder lawsuit (see Note 4), the Company's directors agreed to cancel $300,000 in debt owed by the Company to MFL. Because MFL is a related party, the reduction of debt was recorded as an increase in the Company's additional paid-in capital.

              At August 31, 2008, the Company was indebted to MFL in the amount of $616,163, which is included as indebtedness to related party in the accompanying financial statements.





     Contributed Rent

              MFL contributed the use of facilities to the Company during the years ended August 31, 2008 and 2007. The fair value of the facilities was estimated in good faith by management at $100 per month and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

(3)    Income Taxes

              A reconciliation of U.S. statutory federal income tax rate to the effective rate follows:

                                                                       For The Years Ended
                                                                            August 31,
                                                                      ----------------------
                                                                      2008              2007
                                                                      ----              ----

              U.S. statutory federal rate, graduated                 21.65%            35.91%
              State income tax rate, net of federal                   3.63%             2.97%
              Contributed rent                                       -0.31%            -0.09%
              Net operating loss (NOL) for which
               no tax benefit is currently available                -24.97%           -38.79%
                                                                    -------           -------
                                                                      0.00%             0.00%
                                                                    =======           =======

              At August 31, 2007, the Company's deferred tax asset consisted of $1,348,609 in operating loss carryforwards, which was fully allowed for in the valuation allowance. The valuation allowance offsets the net deferred tax asset for which it is more likely than not that the deferred tax assets will not be realized. The change in the valuation allowance for the years ended August 31, 2008 and 2007 totaled $25,205 and $220,618, respectively. The net operating loss carryforward expires through the year 2028.

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

              Should the Company undergo an ownership change as defined in
              Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.








(4)    Litigation Settlement

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

              The Company and its directors vigorously defended the lawsuit through the discovery and expert designation phases, and believed there were meritorious defenses to the remaining claims. However, to avoid the cost and uncertainty of further litigation, on June
              1, 2007, the Company and the other defendants entered into a Stipulation and Settlement Agreement with the Plaintiffs, which resolved all claims against all parties for payment to Plaintiffs of $395,000 and certain assurances by the Company regarding its corporate governance, including the resignation of Clark Miller as a director and the appointment of plaintiff Daryl Dinkla as his replacement. The Company's portion of the settlement was $135,000.
              The Company's directors also agreed to cancel $300,000 in debt owed by the Company to MFL.

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






Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosures

As reported in a Form 8-K dated September 23, 2003, Anderson & Whitney, P.C.
("Anderson & Whitney") declined to stand for re-election to perform the audit of the consolidated financial statements of the Company for the fiscal year ended
August 31, 2003. Anderson & Whitney had served as the Company's principal independent accountants since 1987. Anderson & Whitney's decision was accepted by the board of directors of the Company.

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

On September 23, 2003, the Company engaged the accounting firm of Schumacher &
Associates, Inc. ("Schumacher & Associates") as independent accountants to audit the Company's consolidated financial statements for the fiscal year ended August
31, 2003. The decision to engage Schumacher & Associates was made by the board of directors of the Company. During the fiscal years ended August 31, 2001 and August 31, 2002 through the date hereof, the Company did not consult with Schumacher & Associates regarding any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

As reported in a Form 8-K dated April 19, 2004, Schumacher & Associates was dismissed by the board of directors on April 8, 2004. Schumacher & Associates did not issue a report on the financial statements of the Company. During its audit preparation for the fiscal years ended August 31, 2003 and August 31, 2002, Schumacher & Associates expressed disagreement with the Company on matters of accounting principles, accounting practices, and financial statement disclosures. Those disagreements, if not resolved to the satisfaction of Schumacher & Associates, would probably have caused Schumacher & Associates to make reference to the subject matter of the disagreements in connection with the interim reports on Form 10-QSB to be submitted with respect to the Company's restated financial statements for the fiscal years ended August 31, 2002 and August 31, 2003.

The disagreements pertained to related-party issues and non-related party issues. The disagreements with respect to the related party issues concerned
$179,000 (rounded for presentation) which was paid to Norman M. Dean, chairman of the board of directors, in October 2003. The $179,000.00 was paid in connection with guarantees the Company provided Norman M. Dean with respect to losses incurred pursuant to the Company's cattle feeding program. Mistakenly, this liability had not previously been reported and had not been disclosed in footnotes to the financial statements. The arrangement has been now accrued in the August 31, 2002 and August 31, 2003 financial statements and was disclosed in Note 11 to such consolidated financial statements. In addition, Schumacher &
Associates questioned whether the cattle feeding transactions were loan transactions, rather than contracts. Schumacher & Associates also expressed concern with $514,000.00 (rounded for presentation) of losses assumed by MFL pursuant to a loss-sharing agreement between the Company and MFL, which was reported as a receivable on the Company's financial statement for the fiscal year ended August 31, 2002. Schumacher & Associates stated that the loss-sharing arrangement should be reported as an equity transaction, rather than as a receivable. These two issues were included in the restatement of the financial statements for the fiscal year ended August 31, 2002, as reported in Note 18 to such financial statements.

Schumacher & Associates also questioned the reporting of $376,167.00 in net deferred tax assets as of the fiscal year ended August 31, 2002 due to the uncertainty of the Company realizing those benefits. Schumacher & Associates accounting treatment would have increased the valuation allowance for the deferred tax assets by $376,167.00 which would have increased the Company's net loss for the fiscal year ended August 31, 2002 by the same amount.

As reported in a Form 8-K dated April 13, 2004, on April 3, 2004 the board of directors of the Company engaged Comiskey & Company, P.C. ("Comiskey & Company") to audit the financial statements for the fiscal years ended August 31, 2002 and August 31, 2003. During the fiscal years ended August 31, 2002 and August 31,
2003 through the date hereof, the Company did not consult with Comiskey &
Company regarding any of the matters or reportable events set forth in Item
304(a)(2)(i) and (ii) of Regulation S-B.

As reported in a Form 8-K dated August 12, 2005, on August 12, 2005, the board of directors of the Company approved the engagement of Cordovano and Honeck, P.C. as the Company's independent auditors. Cordovano and Honeck has served as the Company's independent auditors for the fiscal years commencing August 31, 2005 and for the related quarterly reviews. At no point prior to August 12, 2005
(the engagement of Cordovano and Honeck) did the Company or anyone acting on the Company's behalf consult with Cordovano and Honeck regarding (1) the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements or (2) any of the matters or events set forth in Item 304(a)(2)(ii) of Regulation S-B.


Item 8A.  Controls and Procedures

The Company sold substantially all of its assets and terminated its active business operations during the fiscal quarter ended November 30, 2003. As of the end of the quarter ended May 31, 2004, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures
(as defined in Rules 13a - 15(e) and 15d - 15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures had not been effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms; specifically, disclosure controls and procedures relative to off balance sheet arrangements and guarantees were not effective. Consequently, the Company instituted procedures to ensure that off-balance sheet arrangements and guarantees relating to cattle feeding arrangements between the Company and its customers are properly disclosed in the financial statements and public filings. The Company thereby effected a change in its internal control over financial reporting beginning with the Company's
November 30, 2003 fiscal quarter.

With the disposal of the Company's cattle feeding business, specific controls relating to cattle feeding arrangements will no longer be necessary for the Company's public filings. General controls over off-balance sheet arrangements and guarantees, however, will remain in effect.

Management is responsible for establishing and maintaining adequate internal controls over financial reporting. Financial reporting is monitored by the Company's controller and president. Management has reviewed this procedure and determined that monitoring by the controller and president is adequate because the Company currently has no revenue or operations and minimal administrative responsibilities. No changes were made to the Company's internal controls during fiscal year 2008. In the event the Company commences operations, management will develop and adopt more comprehensive control procedures.

Since the Company currently has no revenue or operations, the Company's executive officers believe that its disclosure controls and procedures are adequate for fiscal year 2008.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 8B.  Other Information

None





                                    PART III

Item 9.  Directors and Executive Officers of the Company

As of January 6, 2008, the directors and officers of the Company are as follows:

    Name              Age                  Position
    ----              ---                  --------

Norman M. Dean         88        Chairman of the Board of Directors and Director

James E. Miller        69        President, Chief Executive Officer, Chief
                                 Financial Officer, and Director

Clark A. Miller        39        Secretary/Treasurer

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

Family Relationships

The president of the Company is James E. Miller. James E. Miller is also the father of Clark A. Miller, the secretary and treasurer of the Company. These are the only two employees of the Company who are related.

Experience of Officers and Directors

Norman M. Dean has served as a director of the Company and its predecessor since
January 1987, chairman of the board of directors since 1989, and treasurer of the Company from December 1988 until October 1989. During the past 5 years he has been employed by the Company on a part-time basis, devoting approximately
10% of his time to the Company. Since 1987, he has served as president and a member of the board of directors of Foothills Financial Corporation located in Greeley, Colorado. Foothills Financial Corporation is engaged in lending and leasing. From 2001 until 2004, Norman M. Dean served as a chairman of the board of directors of Alaris Medical Systems, Inc. located in San Diego, California.
Alaris Medical Systems, Inc. is engaged in the production and sale of medical equipment.

James E. Miller has served as president, chief executive officer, chief financial officer, and a director of the Company and its predecessor since
January 1987. Since 1966, he has been a director, a major shareholder, president and chief operating officer of MFL. James E. Miller also serves as president of Central Weld County Water District located in Greeley, Colorado.

Clark A. Miller has served as secretary and treasurer of the Company since
October 2000. He also served as a director of the Company from 2000 through June
2007. From 1999 until the sale of the Company's assets in November 2003, he served as marketing manager for Company-owned cattle and grains. Prior to 2000, Clark A. Miller was employed by Purina Mills as the western director of cattle grain and grain risk management for seven years. Purina Mills is a manufacturer of cattle feed. Since 2007, Clark A. Miller has been a director of MFL located in La Salle, Colorado.





The Company does not have a separate audit committee due to the small size of its board and its lack of operations. Norm Dean has the qualifications to be the board's financial expert.

Except as described above, the Company has no director who is also a director of any other company with a class of securities registered pursuant to Section
15(d) of the Securities Exchange Act of 1934 or any company registered as an investment company under the Investment Company Act of 1940. During the past five years, none of the officers or directors of the Company have been a party to a bankruptcy petition or criminal proceeding, nor have they been limited in any way from participation in any type of business or found to have violated any state or federal securities law.

The Company has not made any changes to the procedures for nominating members of board of directors during fiscal year 2008.

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

Based solely on the review of the copies of such forms received, or written representations received from certain reporting persons, we believe that all of our officers and directors have filed the reports required of them under Section
16(a) during fiscal year 2008.

Code of Ethics.

The Company has not adopted a code of ethics at this time because it has no operations or revenue. In the event the Company acquires or merges with an operating company, it will adopt an appropriate code of ethics.





Item 10.  Executive Compensation

Summary of Compensation

The following table sets forth information concerning the annual compensation of the Chief Executive Officer of the Company. No executive officer of the Company received salary and bonuses for the fiscal year ended August 31, 2008 in excess of $100,000.

                        Summary Annual Compensation Table


Name and Principal Position       Fiscal Year            Salary           Annual Bonus
---------------------------       -----------            ------           ------------

James E. Miller                   2008                  $0                    $0
                                  2007                  $0                    $0
Chief Executive Officer           2006                  $0                    $0
                                  2005                  $0                    $0
                                  2004                  $12,000 (1)$0

(1) Prior to the sale of the Company's assets in November 2003, James E. Miller was required by the Company to live at the Company's feedlot facilities.

Options

There have been no stock options granted to any of the named executive officers during the three fiscal years ended August 31, 2008.

Compensation of Directors

The directors of the Company are entitled to receive fees of $500 per quarter for Company meetings attended, and reimbursement for travel expenses. During the fiscal year ended August 31, 2008, no director collected this fee or was reimbursed for any travel expenses.

Termination of Employment and Change of Control Agreement

The Company has no compensation plan or similar arrangement with any of its current or former officers or directors, which results or will result from the resignation, retirement, or any other termination by such individual of employment with the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners:
------------------------------------------------

The following table sets forth the number and percentage of shares of the Company's $.0001 par value common stock (only class of stock) owned beneficially by any person who, as of January 21, 2009, is known to the Company to be the beneficial owner of 5% or more of such common stock (except directors and officers whose ownership is set forth in the next paragraph).

Title of Class         Name of Beneficial Owner            Number of Shares              Percent
--------------         ------------------------            ----------------              -------

common stock            None                                   N/A                         N/A


Security Ownership of Management:

The following table sets forth the number and percentage of shares of the Company's $.0001 par value common stock (only class of stock) owned beneficially by each director of the Company, and by all directors and officers of the Company as a group, as of January 1, 2009. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class         Name of Beneficial Owner            Number of Shares              Percent
--------------         -------------------------           ----------------              --------

common stock           James E. Miller                         927,304 (1)                 14.5%
                       23402 Weld County Road 35
                       La Salle, CO 80645

common stock           Norman M. Dean                         2,164,347 (2)                33.8%
                       5754 W. 11th Street, #201
                       Greeley, CO 80634

common stock           Clark A. Miller                          124,438                      1.9%
                       8039 Castle Court
                       Fort Collins, CO 80528

common stock     All directors and officers as a group        3,216,089 (3)                 50.2%

(1) Includes 45,906 shares of common stock owned by James E. Miller's wife. (2)
Includes 45,905 shares of common stock owned by Norman M. Dean's wife. (3)
2,628,292 of such shares are held of record by Belmont Partners LLC.

Changes in Control

There are no arrangements known to the Company, including any pledge by any person of Company stock or any of its parents, the operation of which may result in a change of control of the Company.

Equity Compensation Plans

The Company has no equity compensation plans.





Item 12.  Certain Relationships and Related Transactions, and Director
          Independence

Through common ownership and overlapping officers and directors, the Company and MFL are related entities. As described in Part I-Item 1 above and in note 2 to the Company's financial statements, the Company had engaged in certain transactions with MFL, James E. Miller, Clark A. Miller and Norman M. Dean.

In connection with the settlement of the litigation described above in Part
I-Item III, the Company has agreed to indemnify Norman Dean, James Miller and
Clark Miller against certain expenses, including attorneys' fees, judgments, fines and amounts paid in settlement of the litigation.

None of the members of the board of directors are independent. In the event the Company mergers or acquires an operating company, it will elect an appropriate number of independent directors.

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

           13.1 Stipulation and Settlement Agreement dated June 1, 2007
(incorporated by reference to Exhibit 13.1 to Registrant's 10-KSB for fiscal year ended August 31, 2005).

            31.1 Certification of Principal Executive Officer and Principal
Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of Principal Executive Officer and Principal
Financial Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

Item 14.   Principal Accountant Fees and Services

Years Ended August 31                                     2008                    2007
---------------------                                     ----                    ----

Audit Fees                                               $10,870.00            $8,025.00
Audit-related Fees                                             0                    --
Tax Fees - prepare annual income tax returns                   0                    --
All Other Fees                                                 0                    --

All services provided by the Company's independent accounting firm are approved in advance by the board of directors, which performs the functions of an audit committee.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MILLER DIVERSIFIED CORPORATION

Dated February 3, 2009                       By:  /s/  James E. Miller
                                                ----------------------
                                                James E. Miller, President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.


Signature              Title                                   Date
---------              -----                                   ----

/s/  James E. Miller   President, Principal Executive          February 3, 2009
--------------------   Officer, Principal Financial
     James E. Miller   Officer, and Director


/s/  Clark A. Miller   Secretary, Treasurer and                 February 3, 2009
--------------------   Principal Accounting Officer
     Clark A. Miller

/s/  Norman M. Dean    Chairman of the Board of Directors       February 3, 2009
-------------------
     Norman M. Dean


                                       28