Form 10-Q
period 2008-11-30
MILLER DIVERSIFIED CORP
filed 2009-03-05
CIK 844856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X]   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                       For Quarter Ended November 30, 2008

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

                                  Yes [X] No [ ]

Indicate by check mark whether the registration is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer [ ]                  Accelerated filer [ ]
     Non-accelerated filer [ ]                    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

                                  Yes [X] No [ ]

There were 6,404,640 shares of common stock $.0001 par value outstanding as of January 9, 2008.

                         Miller Diversified Corporation

                                    Form 10-Q
                                November 30, 2008
                                TABLE OF CONTENTS

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

Item 1.   Legal Proceedings

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits


ITEM 1. FINANCIAL STATEMENTS

                                        MILLER DIVERSIFIED CORPORATION
                                            Condensed Balance Sheet


                                                                                      November 30,    August 31,
                                                                                          2008           2008
                                                                                      -----------    -----------
                                                                                      (Unaudited)
      Assets
                           Total assets                                               $      --      $      --
                                                                                      ===========    ===========


  Liabilities and
   Shareholders'
      Deficit
Liabilities:
                     Accounts payable                                                 $     4,951    $    23,437
                     Indebtedness to related party (Note 2)                               642,274        616,163
                     Note payable to related party (Note 2)                               262,000        262,000
                     Accrued interest payable to related party (Note 2)                    98,557         93,644
                                                                                      -----------    -----------
                           Total liabilities                                            1,007,782        995,244
                                                                                      -----------    -----------

Shareholders' deficit:
                     Preferred stock, $2.00 par value; 1,000,000 shares authorized,
                        -0- shares issued and outstanding                                    --             --
                     Common stock, $.0001 par value; 25,000,000 shares authorized,
                        6,404,640 shares issued and outstanding                               640            640
                     Additional paid-in capital                                         1,656,789      1,656,489
                     Retained deficit                                                  (2,665,211)    (2,652,373)
                                                                                      -----------    -----------
                           Total shareholders' deficit                                 (1,007,782)      (995,244)
                                                                                      -----------    -----------

                           Total liabilities and shareholders' deficit                $      --      $      --
                                                                                      ===========    ===========


See accompanying notes to condensed unaudited financial statements.



                         MILLER DIVERSIFIED CORPORATION
                        Condensed Statement of Operations
                                   (Unaudited)

                                                   For The Three Months Ended
                                                           November 30,
                                                 ------------------------------
                                                      2008             2007
                                                 -------------    -------------
Operating expenses:
     Selling, general and administrative         $       7,625    $       6,945
     Contributed rent (Note 2)                             300              300
                                                 -------------    -------------
        Total operating expenses                         7,925            7,245
                                                 -------------    -------------

        Loss from operations                            (7,925)          (7,245)

Other expense:
     Interest expense (Note 2)                          (4,913)          (4,913)
                                                 -------------    -------------

        Loss before income taxes                       (12,838)         (12,158)

Provision for income taxes (Note 3)                       --               --
                                                 -------------    -------------

        Net loss                                 $     (12,838)   $     (12,158)
                                                 =============    =============



Basic and diluted loss per common share          $       (0.00)   $       (0.00)
                                                 =============    =============

Basic and diluted weighted average
     common shares outstanding                       6,404,640        6,404,640
                                                 =============    =============


See accompanying notes to condensed unaudited financial statements.



                              MILLER DIVERSIFIED CORPORATION
                             Condensed Statement of Cash Flows
                                        (Unaudited)


                                                                   For The Three Months Ended
                                                                          November 30,
                                                                   --------------------------
                                                                        2008        2007
                                                                      --------    --------
Cash flows from operating activities:
     Net loss                                                         $(12,838)   $(12,158)
     Adjustments to reconcile net loss to net cash
        used by operating activities:
           Contributed rent                                                300         300
           Changes in assets and liabilities:
              (Decrease) in accounts payable                           (18,486)     (9,874)
              Increase in indebtedness to related parties               26,111      16,774
              Increase in accrued interest payable to related party      4,913       4,913
                                                                      --------    --------
                 Net cash used in
                    operating activities                                  --           (45)
                                                                      --------    --------

                    Net change in cash                                    --           (45)

Cash, beginning of period                                                 --            94
                                                                      --------    --------

Cash, end of period                                                   $   --      $     49
                                                                      ========    ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Income taxes                                                  $   --      $   --
                                                                      ========    ========
        Interest                                                      $   --      $   --
                                                                      ========    ========


See accompanying notes to condensed unaudited financial statements.


                                             6

                         MILLER DIVERSIFIED CORPORATION
                     Notes to Condensed Financial Statements
                                   (Unaudited)


Note 1: Basis of presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB with financial statements dated August 31, 2008, and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The results of operations presented for the three months ended November 30, 2008 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Note 2: Related Party Transactions

Note Payable and Other Indebtedness to Related Party

During the three months ended November 30, 2008, Miller Feed Lots, Inc ("MFL"), our affiliate, paid $19,861 of expenses on behalf of the Company. The affiliate also provided administrative services during the three months ended November 30, 2008, valued at $6,250 based on our Board of Directors estimate on time and effort. At November 30, 2008, we were indebted to our affiliate in the amount of $642,274, which is included as indebtedness to related party in the accompanying unaudited, condensed financial statements.

In fiscal year 2004, we borrowed $262,000 from MFL pursuant to two promissory notes for working capital purposes. The notes are due on demand with interest rates at 7.5 percent. During the three months ended November 30, 2008 and 2007, we incurred $4,913 and $4,913 in interest expense, respectively. At November 30, 2008, interest payable to our affiliate totaled $98,577.

Contributed Rent

MFL contributed the use of facilities to the Company during the periods ended November 30, 2008 and 2007. The fair value of the facilities was estimated in good faith by management at $100 per month and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

Note 3: Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION
---------------------------------------------------------

Introduction

The Company was engaged in commercial cattle feeding operations from 1987 through 2003. Due to recurring operating losses, in October 2003 the Company entered into an agreement to sell substantially all of its assets to MFI. Since the sale of its assets, the Company has not engaged in business operations. The Company's financial statements reflect the cost of certain litigation which was commenced in November 2005 and was settled in August 2007. Such litigation is summarized in "PART II Legal Proceedings."

The Company and its management are attempting to identify and evaluate opportunities to acquire or enter into a merger agreement with one or more operating companies or enter into other transactions that would allow the Company to establish business operations. Any such transaction may result in a change of control of the Company. In the event the Company completes any such acquisition or merger transaction, then the Company's future operating results and financial condition will be determined by the business activities, financial condition and operating results of the acquired business. As of the date hereof, the Company has not entered into any such agreement.

Forward-Looking Statement Notice

When used in this report, the words may, will, expect, anticipate, continue, estimate, project, intend, and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 ("Securities Act") and Section 21e of the Securities Exchange Act of 1934 ("1934 Act") regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements because of various factors. Such factors are discussed under Item 2. Management's Discussion and Analysis of Operation, and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

Results of Operations

The Company has had no revenue from operations since approximately November 30, 2001. The Company had a net loss of $12,838 for the three months ended November 30, 2008 compared to a net loss of $12,158 for the three months ended November 30, 2007. The net loss in each period was comprised primarily of general and administrative expenses and interest expense. Until the Company completes an acquisition or merger or otherwise establishes active business operations, it expects to have no revenue, limited operating expenses and a small net loss each quarter.

Liquidity and Capital Resources

Working capital on November 30, 2008 was ($1,007,782) compared to ($995,244) at August 31, 2008, and ($907,373) at November 30, 2007. This decrease is attributable to the net loss for the period. The Company will be required to raise additional capital prior to engaging in any business operations.

The Company had no assets on November 30, 2008 or August 31, 2008, as compared with cash of $49 at November 30, 2007. Liabilities increased by $100,360 to $1,007,782 from November 30, 2007 to November 30, 2008. Liabilities increased by $12,538 from August 31, 2008 to November 30, 2008. These increases relate primarily to the funding of professional, legal and accounting fees by MFL on behalf of the Company, which amount is included within indebtedness to related party.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements and was not a party to any such arrangements during fiscal year the quarter ended November 30, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------------------------------------------------------------------

The Company has no assets or operations and has no instruments subject to market risk.

ITEM 4. CONTROLS AND PROCEDURES.
--------------------------------

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

Management is responsible for establishing and maintaining adequate internal controls over financial reporting. Financial reporting is monitored by the Company's controller and president. Management has reviewed this procedure and determined that monitoring by the controller and president is adequate because the Company currently has no revenue or operations and minimal administrative responsibilities. No changes were made to the Company's internal controls during fiscal year 2008 or during the quarter ended November 30, 2008. In the event the Company commences operations, management will develop and adopt more comprehensive control procedures.

Since the Company currently has no revenue or operations, the Company's executive officers believe that its disclosure controls and procedures are adequate for fiscal year 2008 and the quarter ended November 30, 2008.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

A. Exhibits.

          Exhibit 31 - Certification pursuant to section 302 for
          Principal Executive Officer and Principal Financial Officer.

          Exhibit 32 - Certification pursuant to section 906 for
          Principal Executive Officer and Principal Financial Officer.

B. Report on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended November 30, 2008.

                                   SIGNATURES

     In accordance with the requirements of the 1934 Act, the registrant has caused this report to be signed on behalf of the undersigned, thereunto duly authorized.


Signature                              Title                       Date
---------                              -----                       ----


/s/ James E. Miller      President, Principal Executive Officer    March 4, 2009
----------------------   and Principal Financial Officer
James E. Miller




/s/ Clark A. Miller      Secretary, Treasurer, and Principal       March 4, 2009
----------------------   Accounting Officer
Clark A. Miller