Form 10-Q
period 2009-02-28
MILLER DIVERSIFIED CORP
filed 2009-05-06
CIK 844856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [X] Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                       For Quarter Ended February 28, 2009

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

                                  Yes [X] No [ ]

There were 6,404,640 shares of common stock $.0001 par value outstanding as of __________, 2009.

                         Miller Diversified Corporation

                                    Form 10-Q
                                February 2, 2009

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

Item 1.     Legal Proceedings

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.     Defaults upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits



ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                                  MILLER DIVERSIFIED CORPORATION
                                                     Condensed Balance Sheet


                                                                                   February 28,            August 31,
                                                                                       2009                   2008
                                                                                    ------------           -----------
                                                                                    (Unaudited)
 Assets
                 Total assets ...........................................           $      --              $      --
                                                                                    ===========            ===========


                   Liabilities and Shareholders' Deficit
Liabilities:
    Accounts payable ....................................................           $       440            $    23,437
    Indebtedness to related party (Note 2) ..............................               655,393                616,163
    Note payable to related party (Note 2) ..............................               262,000                262,000
    Accrued interest payable to related party (Note 2) ..................               103,469                 93,644
                                                                                    -----------            -----------
                 Total liabilities ......................................             1,021,302                995,244
                                                                                    -----------            -----------

Shareholders' deficit:
    Preferred stock, $2.00 par value; 1,000,000 shares authorized,
       -0- shares issued and outstanding ................................                  --                     --
    Common stock, $.0001 par value; 25,000,000 shares authorized,
       6,404,640 shares issued and outstanding ..........................                   640                    640
    Additional paid-in capital ..........................................             1,657,089              1,656,489
    Retained deficit ....................................................            (2,679,031)            (2,652,373)
                                                                                    -----------            -----------
                 Total shareholders' deficit ............................            (1,021,302)              (995,244)
                                                                                    -----------            -----------

                 Total liabilities and shareholders' deficit ............           $      --              $      --
                                                                                    ===========            ===========


See accompanying notes to condensed unaudited financial statements.



                                                   MILLER DIVERSIFIED CORPORATION
                                                  Condensed Statement of Operations
                                                              (Unaudited)


                                                         For The Three Months Ended           For The Six Months Ended
                                                                February 28,                         February 28,
                                                       ------------------------------        ------------------------------
                                                          2009               2008               2009               2008
                                                       -----------        -----------        -----------        -----------
Operating expenses:
    Selling, general and administrative ........       $     8,608        $    43,025        $    16,233        $    49,970
    Contributed rent (Note 2) ..................               300                300                600                600
                                                       -----------        -----------        -----------        -----------
                Total operating expenses .......             8,908             43,325             16,833             50,570
                                                       -----------        -----------        -----------        -----------

                Loss from operations ...........            (8,908)           (43,325)           (16,833)           (50,570)

Other expense:
    Interest expense (Note 2) ..................            (4,912)            (4,912)            (9,825)            (9,825)
                                                       -----------        -----------        -----------        -----------

                Loss before income taxes .......           (13,820)           (48,237)           (26,658)           (60,395)

Provision for income taxes (Note 3) ............              --                 --                 --                 --
                                                       -----------        -----------        -----------        -----------

                Net loss .......................       $   (13,820)       $   (48,237)       $   (26,658)       $   (60,395)
                                                       ===========        ===========        ===========        ===========

Basic and diluted loss per common share ........       $     (0.00)       $     (0.01)       $     (0.00)       $     (0.01)
                                                       ===========        ===========        ===========        ===========

Basic and diluted weighted average
    common shares outstanding ..................         6,404,640          6,404,640          6,404,640          6,404,640
                                                       ===========        ===========        ===========        ===========


See accompanying notes to condensed unaudited financial statements.



                                                 MILLER DIVERSIFIED CORPORATION
                                               Condensed Statements of Cash Flows
                                                           (Unaudited)


                                                                                            For The Six Months Ended
                                                                                                 February 28,
                                                                                          ---------------------------
                                                                                            2009               2008
                                                                                          ---------          --------
Cash flows from operating activities:
    Net loss ......................................................................        $(26,658)         $(60,395)
    Adjustments to reconcile net loss to net cash
       used by operating activities:
         Contributed rent .........................................................             600               600
         Changes in assets and liabilities:
            Increase/(decrease) in accounts payable ...............................         (22,997)               73
            Increase in indebtedness to related parties ...........................          39,230            49,807
            Increase in accrued interest payable to related party .................           9,825             9,825
                                                                                           --------          --------
                    Net cash used in
                       operating activities .......................................            --                 (90)
                                                                                           --------          --------

                       Net change in cash .........................................            --                 (90)

Cash, beginning of period .........................................................            --                  94
                                                                                           --------          --------

Cash, end of period ...............................................................         $  --            $      4
                                                                                           ========          ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Income taxes ...............................................................        $   --            $   --
                                                                                           ========          ========
       Interest ...................................................................        $   --            $   --
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

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The results of operations presented for the three and six months ended February 28, 2009 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Note 2:  Related Party Transactions

Note Payable and Other Indebtedness to Related Party

During the six months ended February 28, 2009, Miller Feed Lots, Inc ("MFL"), our affiliate, paid $26,730 of expenses on behalf of the Company. The affiliate also provided administrative services during the six months ended February 28, 2009, valued at $12,500 based on our Board of Directors estimate on time and effort. At February 28, 2009, we were indebted to our affiliate in the amount of $655,393, which is included as indebtedness to related party in the accompanying unaudited, condensed financial statements.

In fiscal year 2004, we borrowed $262,000 from MFL pursuant to two promissory notes for working capital purposes. The notes are due on demand with interest rates at 7.5 percent. During the six months ended February 28, 2009 and 2008, we incurred $9,825 and $9,825 in interest expense, respectively. At February 28, 2009, interest payable to our affiliate totaled $103,469.

Contributed Rent

MFL contributed the use of facilities to the Company during the periods ended
February 28, 2009 and 2008. The fair value of the facilities was estimated in good faith by management at $100 per month and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

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



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION
----------------------------------------------------------

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

Results of Operations

The Company has had no revenue from operations since approximately November 30, 2001. The Company had a net loss of $13,820 for the three months ended February
28, 2009 compared to a net loss of $48,237 for the three months ended February
29, 2008. The net loss in each period was comprised primarily of general and administrative expenses and interest expense. Until the Company completes an acquisition or merger or otherwise establishes active business operations, it expects to have no revenue, limited operating expenses and a small net loss each quarter.

Liquidity and Capital Resources

Working capital on February 28, 2009 was ($1,021,302) compared to ($995,244) at August 31, 2008, and ($955,310) at February 29, 2008. This decrease is attributable to the net loss for the period. The Company will be required to raise additional capital prior to engaging in any business operations.

The Company had no assets on February 28, 2009 or August 31, 2008, as compared with cash of $4 at February 29, 2008. Liabilities increased by $65,988 to $1,021,302 from February 29, 2008 to February 28, 2009. Liabilities increased by
$26,058 from August 31, 2008 to February 29, 2009. These increases relate primarily to the funding of professional, legal and accounting fees by MFL on behalf of the Company, which amount is included within indebtedness to related party.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements and was not a party to any such arrangements during the quarter ended February 28, 2009.




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

Management is responsible for establishing and maintaining adequate internal controls over financial reporting. Financial reporting is monitored by the Company's controller and president. Management has reviewed this procedure and determined that monitoring by the controller and president is adequate because the Company currently has no revenue or operations and minimal administrative responsibilities. No changes were made to the Company's internal controls during fiscal year 2008 or during the quarter ended February 28, 2009. In the event the Company commences operations, management will develop and adopt more comprehensive control procedures.

Since the Company currently has no revenue or operations, the Company's executive officers believe that its disclosure controls and procedures are adequate for fiscal year 2008 and the quarter ended February 28, 2009.


                           PART II - OTHER INFORMATION
                           ---------------------------

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
---------------------------------------------------------------------

            None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
-----------------------------------------

            None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

            None

ITEM 5.  OTHER INFORMATION.
---------------------------

            None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------- ----------------------------------

A. Exhibits.

               Exhibit 31 - Certification  pursuant to section 302 for Principal
               Executive Officer and Principal Financial Officer.

               Exhibit 32 - Certification  pursuant to section 906 for Principal
               Executive Officer and Principal Financial Officer.


B. Report on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended February 28, 2009.




                                   SIGNATURES

     In accordance with the requirements of the 1934 Act, the registrant has caused this report to be signed on behalf of the undersigned, thereunto duly authorized.


Signature                             Title                         Date


/s/ James E. Miller
-------------------
James E. Miller            President, Principal Executive Officer   May 6, 2009
                           and Principal Financial Officer



/s/ Clark A. Miller
-------------------
Clark A. Miller            Secretary, Treasurer, and Principal      May 6, 2009
                           Accounting Officer


                                       10