Form 10-Q
period 2009-05-31
MILLER DIVERSIFIED CORP
filed 2009-08-28
CIK 844856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended:  May 31, 2009
MILLER DIVERSIFIED CORP. (Name of Registrant as specified in its charter)

Nevada	0001-19001	84-1070932
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(IRS Employer Identification No.)
4401 NW 167th Street Miami, FL 33055
(Address of Principal Executive Offices)

Issuer's Telephone Number, Including Area Code: 786-222-5756

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ⁮	Accelerated Filer ⁮	Non-Accelerated Filer ⁮ (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [X] No [  ]

As of August 26, 2009, there were outstanding 6,404,640 shares of the registrant’s common stock, $.001 par value per share.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.    INTERIM FINANCIAL STATEMENTS

ITEM 2.    MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4A. CONTROLS AND PROCEDURES

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.    OTHER INFORMATION

ITEM 6.    EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
MILLER DIVERSIFIED CORP. BALANCE SHEETS (Unaudited)

	May 31, 2009 (unaudited)	August 31, 2008 (audited)
CURRENT ASSETS:
TOTAL ASSETS	$	$

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$750	$ 23,437
Indebtedness to related party (Note 2)	-	616,163
Indebtedness to related party (Note 2)	-	262,000
Indebtedness to related party (Note 2)	-	93,644
TOTAL CURRENT LIABILITIES	750	995,244

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock, $2.00 par value; 1,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, par value $.001, 25,000,000 shares authorized, 6,404,640 shares issued and outstanding	640	640
Additional paid in capital	2,679,553	1,656,489
Accumulated deficit	(2,680,943)	(2,652,373)
TOTAL STOCKHOLDERS' EQUITY ( DEFICIENCY)	(750)	(995,244)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)	$ -	$ -

See accountants’ review report

MILLER DIVERSIFIED CORP. STATEMENTS OF OPERATIONS (Unaudited)

	For The Nine Months Ended May 31
	2009	2008

OPERATING EXPENSES:
Selling, General and administrative	16,343	71,036
Contributed Rent (Note 2)	800	900
TOTAL OPERATING EXPENSES	17,143	71,936
Loss from operations	(17,143)	(71,936)

OTHER EXPENSE
Interest Expense (Note 2)	(11,427)	(14,738)
Loss before income taxes (Note 3)	(28,570)	(86,674)

Provision for income taxes (Note 3)	-	-

NET LOSS	(28,570)	(86,674)

BASIC AND DILUTED LOSS PER COMMON SHARE	(0.00)	(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	6,404,640	6,404,640

See accountants’ review report

MILLER DIVERSIFIED CORP. STATEMENTS OF OPERATIONS (Unaudited)

	For The Three Months Ended May 31
	2009	2008

OPERATING EXPENSES:
Selling, General and administrative	110	21,066
Contributed Rent (Note 2)	200	300
TOTAL OPERATING EXPENSES	310	21,366
Loss from operations	(310)	(21,366)

OTHER EXPENSE
Interest Expense (Note 2)	(1,602)	(4,913)
Loss before income taxes (Note 3)	(1,912)	(26,279)

Provision for income taxes (Note 3)	-	-

NET LOSS	(1,912)	(26,279)

BASIC AND DILUTED LOSS PER COMMON SHARE	(0.00)	(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	6,404,640	6,404,640

See accountants’ review report

MILLER DIVERSIFIED CORP. STATEMENT OF CASH FLOWS (Unaudited)

	For the Nine Months Ended May 31
	2009	2008
Cash flows from operating activities:
Net loss	(28,570)	(86,674)
Adjustments to reconcile net loss to net cash used
used by operating activities:
Contributed rent	800	900
Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable	(22,887)	8,181
Increase in indebtedness to related parties	39,230	62,761
Increase in accrued interest payable to related party	11,427	14,738
NET CASH USED IN OPERATING ACTIVITIES	-	(94)

Net change in cash	-	(94)

Cash, beginning of period	-	94

Cash, end of period	-	3,976

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	-	-
Interest	-	-

Non-cash investing and financing transactions:
Debt forgiveness by related party (Note 2)	$1,022,264	$ -

See accountants’ review report

MILLER DIVERSIFIED CORPORATION
Notes to Condensed Financial Statements
(Unaudited)

Note 1: Basis of presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB with financial statements dated August 31, 2008, and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The results of operations presented for the three and nine months ended May 31, 2009 are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Note 2: Related Party Transactions

Note Payable and Other Indebtedness to Related Party

During the nine months ended May 31, 2009, Miller Feed Lots, Inc ("MFL"), our affiliate, paid $26,730 of expenses on behalf of the Company. The affiliate also provided administrative services during the nine months ended May 31, 2009, valued at $12,500 based on our Board of Directors estimate on time and effort. At May 31, 2009, we were indebted to our affiliate in the amount of $655,393, which was included as indebtedness to related party in the accompanying unaudited, condensed financial statements.

In fiscal year 2004, we borrowed $262,000 from MFL pursuant to two promissory notes for working capital purposes. The notes are due on demand with interest rates at 7.5 percent. During the nine months ended May 31, 2009 and 2008, we incurred $11,427 and $14,738 in interest expense, respectively. At May 31, 2009, interest payable to our affiliate totaled $105,071.

On April 30, 2009, the Company and MFL entered into a Debt Cancellation and Liability Release Agreement (the "Agreement") whereby the Company purchased all of the above obligations (totaling $1,022,464) from MFL for $200. Because the transaction occurred between related parties, the $1,022,264 gain resulting from the extinguishment of the liabilities has been recognized as additional paid-in capital in the accompanying unaudited, condensed financial statements.

Contributed Rent

MFL contributed the use of facilities to the Company through April 30, 2009. The fair value of the facilities was estimated in good faith by management at $100 per month and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

MILLER DIVERSIFIED CORPORATION
Notes to Condensed Financial Statements
(Unaudited)

Note 3: Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

Note 4: Material Definitive Agreement

On April 24, 2009, the Company entered into a Material Definitive Agreement with Belmont Partners, LLC ("Belmont") by which Belmont acquired 3,341,994 shares of the Company's common stock. The transaction, which closed on  May 7, 2009,  resulted in a change in control whereby Belmont controls approximately 52% of the Company's outstanding common stock.

On April 24, 2009, Joseph Meuse was appointed to the Board of Directors, and as president and secretary of the Company. Effective May 7, 2009, Norman Dean, James Miller, and Clark Miller resigned from their positions as directors and/or officers of the Company.

Note 5: Subsequent Events

On June 9, 2009, Vapeco Holdings, Inc. ("Vapeco"), a Florida corporation, entered into a stock purchase agreement with Belmont by which Vapeco acquired 3,341,994 shares of the Company's common stock. The transaction resulted in a change in control whereby Vapeco controls approximately 52% of the Company's outstanding common stock.

On June 9, 2009, Kevin Frija was appointed to the Board of Directors, and as president and secretary of the Company. Effective June 9, 2009, Joseph Meuse resigned as a director and officer of the Company.

On July 15, 2009, the Company entered into a binding Letter of Intent with Smoke Anywhere USA, Inc. ("Smoke"), a Florida corporation. Pursuant to the Letter of Intent, Smoke and the Company will commence the negotiation and preparation of a definitive share purchase agreement whereby the Company will receive 100% of the issued and outstanding shares of Smoke in exchange for common stock of the Company representing approximately 83% of the outstanding shares of common stock on a fully diluted basis on or before September 1, 2009. Pursuant to the Letter of Intent, Smoke will become a wholly-owned subsidiary of the Company.

Smoke Anywhere USA, Inc. was founded in 2008 and is a marketer and distributor of personal vaporizers. Smoke′s brands include Fifty-One®, Krave®, EZsmoker® and GreenPuffer®. Smoke currently sells its personal vaporizers internationally and domestically through distributors, wholesalers and direct to consumers through its website.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "believe," "anticipate," "expect," "estimate," "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks,"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained herein, including, without limitation, the information set forth under the heading "Management’s Discussion and Analysis and Plan of Operation" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement. The terms "Miller," "we," "us," "our," and the "Company" refer to Miller Diversified Corp.

Overview

Overview and Plan of Operation

Miller Diversified Corp. ("MILR" or the "Company") was incorporated in 1985 as a Nevada corporation, our fiscal year ends on August 31. Our principal executive office is located at 4401 NW 167th Street Miami, FL 33055.  Our telephone number is (305) 766-6267.

The company is a shell company as defined by  Rule 12b-2 of the Exchange Act.  The Company is actively looking for new business opportunities for the Company.

Results of Operations

The Company has had no revenue from operations since approximately November 30, 2001. The Company had a net loss of $1,912 for the three months ended May 31, 2009 compared to a net loss of $26,279 for the three months ended May 31, 2008. The net loss in each period was comprised primarily of general and administrative expenses and interest expense. Until the Company completes an acquisition or merger or otherwise establishes active business operations, it expects to have no revenue, limited operating expenses and a small net loss each quarter.

Liquidity and Capital Resources

Working capital on May 31, 2009 was ($750) compared to ($995,244) at August 31, 2008, and ($981,289) at May 31, 2008. This increase is attributable to the debt forgiveness by the related party. The Company will be required to raise additional capital prior to engaging in any business operations.

The Company had no assets on May 31, 2009 or August 31, 2008, which is unchanged from May 31, 2008. Liabilities decreased by $980,539 to $750 from May 31, 2008 to May 31, 2009. Liabilities decreased by $994,494 from August 31, 2008 to May 31, 2009. This decrease is primarily a result of the debt forgiveness by MFL.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements and was not a party to any such arrangements during the quarter ended May 31, 2009.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including changes in interest rates. The Company does not undertake any specific actions to limit those exposures.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 1A.     RISK FACTORS.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

 ITEM 5.     OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
(Registrant)
Date: August 27, 2009	By:	/s/ Kevin Frija
Name: Kevin Frija Title: Chief Executive Officer
	By:	/s/ Kevin Frija
Name: Kevin Frija Title: Chief Financial Officer Principal Accounting Officer