Form 10-Q
period 2009-09-30
MILLER DIVERSIFIED CORP
filed 2009-11-16
CIK 844856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 000-19001
MILLER DIVERSIFIED CORPORATION
(Exact name of Registrant as specified in its charter)

Nevada	84-1070932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3101 W. Hallandale Boulevard Suite 100 Hallandale, FL	33009
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 305-749-2676
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
25,000,000 shares of common stock issued and outstanding as of November 15, 2009

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SMOKE ANYWHERE USA, INC
BALANCE SHEET
September 30, 2009

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$332,365	$311,762
Inventories	799,744	11,313
Vendor deposits	143,333	60,000
Sundry current assets		4,755

TOTAL CURRENT ASSETS AND ASSETS	1,275,442	387,830

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable & accrued expenses	237,918	7,894
Taxes payable	265,726	—
Customer deposits	—	21,190

TOTAL CURRENT LIABILITIES	503,644	29,084

SHAREHOLDERS’ EQUITY:
Common Stock	100	100
Additional paid-in capital	385,400	375,400
Retained earnings (deficit)	386,298	(16,754)

TOTAL SHAREHOLDERS’ EQUITY	771,798	358,746

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,275,442	$387,830

See notes to financial statements

SMOKE ANYWHERE USA, INC
STATEMENTS OF OPERATIONS

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008

REVENUE	$4,484,729	$147,482	$1,437,062	$147,482

COST OF SALES	2,173,618	91,439	548,829	91,439

GROSS PROFIT	2,311,111	56,043	888,233	56,043

COSTS AND EXPENSES:
Selling, general & administrative	1,642,334	114,602	945,776	87,730

TOTAL COSTS AND EXPENSES	1,642,334	114,602	945,776	87,730

NET INCOME (LOSS) BEFORE INCOME TAX EXPENSE	668,777	(58,559)	(57,543)	(31,687)

INCOME TAX EXPENSE (CREDIT)	265,725	—	(14,780)	—

NET INCOME (LOSS)	$403,052	$(58,559)	$(42,763)	$(31,687)

BASIC & DILUTED NET INCOME (LOSS) PER COMMON SHARE	$4,030.52	$(585.59)	$(427.63)	$(316.87)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	100	100	100	100

See notes to financial statements

SMOKE ANYWHERE USA, INC
STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	403,052	(58,559)
Changes in operating assets and liabilities:
Inventories	(788,431)	(123,308)
Vendor deposits	(83,333)	—
Sundry current assets	4,755	—
Accounts payable & accrued expenses	230,024	2,869
Accrued taxes	—	—
Customer deposits	(21,190)	—

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(255,123)	(178,998)

FINANCING ACTIVITIES:
Issuance of common stock	—	331,300
Additional investment	10,000	—

NET CASH (USED IN) BY FINANCING ACTIVITIES	10,000	331,300

INCREASE IN CASH	(245,123)	152,302

CASH — BEGINNING OF PERIOD	311,762	—

CASH — END OF PERIOD	66,639	152,302

See notes to financial statements

SMOKE ANYWHERE USA, INC
STATEMENT of STOCKHOLDERS’ EQUITY

		Additional	Retained
	Common	Paid In	earnings
	Shares	Capital	(Deficit)	Total

Balance — March 24, 2008	$—	$—	$—	$—

Issuance of common stock	100	375,400	—	375,500

Net loss from the period of inception (March 24, 2008) through December 31, 2008	—	—	(16,754)	(16,754)

Balance — December 31, 2008	100	375,400	(16,754)	358,746

Additional investment	—	10,000	—	10,000

Net income for the nine months ending September 30, 2009	—	—	403,052	403,052

Balance — December 31, 2009	100	385,400	386,298	771,798

See notes to financial statements

SMOKE ANYWHERE USA, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
1.	INTERIM FINANCIAL STATEMENTS
The unaudited financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2009 and the results of operations and cash flows for the periods ended September 30, 2009 and 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended September 30, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2008 as included in our report on Form 10-K.
1.	The Company has evaluated subsequent events through the filing date of this Form 10-Q and determined that there were no subsequent events to recognize or disclose in these financial statements.
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business description
Smoke Anywhere USA, Inc. (the “Company”) was formed on March 24, 2008 and is incorporated under the laws of Florida. The company is a marketer and distributor of personal vaporizers, under the Fity-One™, Krave™, EZ Smoker™ and Green Puffer™ brands.
Use of estimates in the preparation of financial statements
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. Actual results could differ from those estimates.
Cash
The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s accounts at these institutions may, at times, exceed the Federally insured limits. The Company has not experienced any losses in such accounts.
Inventories
Inventories, consisting of merchandise purchased for resale, are valued at the lower of cost (determined on the first-in, first-out basis) or market (replacement cost).

Revenue recognition
The Company recognizes revenue from product sales when the persuasive evidence of an arrangement exists, delivery has occurred and collect-ability is reasonably assured. Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Items sold to customers are made pursuant to sales contracts that generally provide for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue by our best estimate of expected product returns, are estimated using historical experience. Revenue from product sales and services rendered is recorded net of sales taxes.
Deferred income taxes
The Company accounts for income taxes in accordance with the authoritative guidance on deferred income taxes which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, SFAS 109 requires recognition of future tax benefits, such as carry-forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.
Related Party
The Company currently contract for warehousing and certain fulfillment services with a company that is jointly owned by our president, Kevin Frija and our shareholder Jacob Levy. Services are rendered on an at will basis and can be cancelled at anytime without notice. We believe that we are receiving more favorable terms than we would be able to receive from an unrelated third party.
Advertising expense
Advertising costs are charged to the statement of operations as incurred. The advertising cost for the nine months ended September 30, 2009 is $217,416.
3.	SUBSEQUENT EVENTS
We have evaluated events after the date of these financial statements through October 25, 2009, the date that these statements were available to be issued. There were no material subsequent events as of that date.
Recent Accounting Pronouncements
As of January 1, 2006, the FASB issued a standard on Share Based Payment which became effective for all companies and addresses the accounting for share-based payment transactions. This standard eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. The Company does not maintain a stock option plan and, therefore, this pronouncement has no impact on these financial statements.
In September 2006, the FASB issued a standard offering guidance on, “Fair Value Measurements”. This standard defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB agreed to delay the effective date of the standard for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. As of December 31, 2007, the Company’s fair values of its financial assets and liabilities, which consist of cash and cash equivalents, accounts payable and notes payable, approximate their carrying amount due to the short period of time to maturity.

In February 2007, the FASB issued a standard addressing, “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts this standard will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of the standard will have on its results of operations and financial position.
In December 2007, FASB issued guidance on, “Interests in Consolidated Financial Statements”, which impacts the accounting for minority interest in the consolidated financial statements of filers. The statement requires the reclassification of minority interest to the equity section of the balance sheet and the results from operations attributed to minority interest to be included in net income. The related minority interest impact on earnings would then be disclosed in the summary of other comprehensive income. The statement is applicable for all fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this standard will require prospective treatment. The Company is currently evaluating the effect that the adoption of the standard will have on its results of operations and financial position. However, adopting the standard is not expected to have a material impact on the Company’s financial statements.
In December 2007, FASB issued a standard covering “Business Combinations”, which impacts the accounting for business combinations. The statement requires changes in the measurement of assets and liabilities required in favor of a fair value method consistent with the guidance provided in on “Fair Value Measurements” (see above). Additionally, the statement requires a change in accounting for certain acquisition related expenses and business adjustments which no longer are considered part of the purchase price. Adoption of this standard is required for fiscal years beginning after December 15, 2008. Early adoption of this standard is not permitted. The statement requires prospective application for all acquisitions after the date of adoption. The Company is currently evaluating the effect that the adoption of the standard will have on its results of operations and financial position. However, the adopting this standard is not expected to have a material impact on the Company’s financial statements.
In April 2008, the FASB issued a standard addressing the, “Determination of the Useful Life of Intangible Assets”. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset, and the period of expected cash flows used to measure the fair value of the asset when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. This standard is effective for fiscal years beginning after December 15, 2008, and is applicable to the Company’s fiscal year beginning January 1, 2009. The Company does not anticipate that the adoption of this FSP will have an impact on its results of operations or financial condition.
In May 2008, the FASB issued a statement addressing, “The Hierarchy of Generally Accepted Accounting Principles”. The standard identifies the sources of accounting principles and the framework for selecting the principles used in preparation of the financial statements of non-governmental entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy). The Standard will become effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The adoption of the standard is not expected to materially impact the Company’s financial position or results of operations.
In June 2009, the FASB issued the Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) (“Codification”). The purpose of the Codification is to provide a single source of authoritative U.S. GAAP. The Codification was effective for the Company in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, the adoption of the Codification did not have a material effect on the Company’s financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Our Management’s Discussion and Analysis should be read in conjunction with our financial statements included in this prospectus.
Forward-Looking Statements
This current report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks,”; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained herein, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis and Plan of Operation” identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement. The terms “Miller Diversified,” “Miller,” “we,” “us,” “our,” and the “Company” refer to Miller Diversified Corporation and the terms “Smoke Anywhere USA,” and “Smoke” refer to our wholly owned subsidiary Smoke Anywhere USA, Inc.”
Recent Developments
Purchase Business Combination:
On September 1, 2009 Miller Diversified, Corp. (“we,” “Miller” or the “Company”) entered into a definitive agreement (the “Agreement”) with Smoke Anywhere USA, Inc., a Florida corporation (“Smoke”) whereby the Company will acquire 100% of the issued and outstanding shares of Smoke Anywhere USA, Inc., as a result of the transaction Smoke will become a wholly-owned subsidiary of the Company. On November 5, 2009, Miller and Smoke, completed, subject to certain post closing undertakings, the transaction. The transaction contemplated by the Agreement was intended to be a “tax-free” reorganization pursuant to the provisions of Section 351 and 368 of the Internal Revenue Code of 1986, as amended. For accounting purposes, this transaction was being accounted for as a reverse merger, since the stockholders of Smoke own a majority of the issued and outstanding shares of common stock of the Company, and the directors and executive officers of Smoke now own an control in excess of eighty percent of the company’s outstanding stock.
In connection with the Company’s acquisition of the common stock of Smoke, the Company issued 20,670,000 shares of common stock of Miller to the SMOKE Shareholders, of which 2,074,640 of the Miller shares of Common Stock were loaned to the Company by, the Company’s controlling shareholder. Pursuant to the Acquisition Agreement and Plan of Merger, the company will issue an additional 50,000,000 shares, subsequent to certain corporate actions as set forth above and elsewhere herein.
Restricted Inventories
In early 2009 the FDA issued import alert 66-41, and subsequent thereto US Customs has from time to time temporarily and in some instances indefinitely detained products sent to us by our Chinese suppliers. If the FDA and or customs modifies the import alert from a its current form which allows US customs’ discretion to release our products to us to a mandatory and definitive hold we will no longer be able to ensure a supply of product for US sales. At present we have two shipments of product that are subject to regulatory holds, one shipment has been detained by customs and another shipment is in our possession but subject to an FDA hold. The value of these two lots of inventory is approximately $500,000.

Critical Accounting Policies
This discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make significant estimates and judgments that affect the amounts reported in the consolidated financial statements and the accompanying notes. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. The estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from the estimates.
Revenue Recognition
We recognize revenue from product sales or services rendered when the persuasive evidence of an arrangement exists, delivery has occurred and collect-ability is reasonably assured. Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Retail items sold to customers are made pursuant to sales contracts that generally provide for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue by our best estimate of expected product returns, are estimated using historical experience. Revenue from product sales and services rendered is recorded net of sales taxes.
Taxes
We record valuation allowances against our deferred tax assets. Realization of deferred tax assets (such as net operating loss carry-forwards) is dependent on future taxable earnings and is therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax asset balance will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance against our deferred tax asset, which increases our income tax expense in the period when such determination is made.
In addition, we do not plan to record U.S. income tax expense for foreign earnings that we have determined to be indefinitely reinvested offshore, thus reducing our overall income tax expense. The amount of earnings designated as indefinitely reinvested offshore is based upon the actual deployment of such earnings in our offshore assets and our expectations of the future cash needs of our U.S. and foreign entities. Income tax considerations are also a factor in determining the amount of foreign earnings to be indefinitely reinvested offshore.
We carefully review all factors that drive the ultimate disposition of foreign earnings determined to be reinvested offshore, and apply stringent standards to overcoming the presumption of repatriation. Despite this approach, because the determination involves our future plans and expectations of future events, the possibility exists that amounts declared as indefinitely reinvested offshore may ultimately be repatriated. For instance, the actual cash needs of our U.S. entities may exceed our current expectations, or the actual cash needs of our foreign entities may be less than our current expectations. This would result in additional income tax expense in the year we determined that amounts were no longer indefinitely reinvested offshore. Conversely, our approach may also result in a determination that accumulated foreign earnings (for which U.S. income taxes have been provided) will be indefinitely reinvested offshore. In this case, our income tax expense would be reduced in the year of such determination.
On an interim basis, we estimate what our effective tax rate will be for the full fiscal year. The estimated annual effective tax rate is then applied to the year-to-date pre-tax income excluding infrequently occurring or unusual items, to determine the year-to-date tax expense. The income tax effects of infrequent or unusual items are recognized in the interim period in which they occur. As the fiscal year progresses, we continually refine our estimate based upon actual events and earnings by jurisdiction during the year. This continual estimation process periodically results in a change to our expected effective tax rate for the fiscal year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision equals the expected annual rate.

We account for uncertain tax positions on a quarterly basis, we reevaluate the probability that a tax position will be effectively sustained and the appropriateness of the amount recognized for uncertain tax positions based on factors including changes in facts or circumstances, changes in tax law, settled audit issues and new audit activity. Changes in our assessment may result in the recognition of a tax benefit or an additional charge to the tax provision in the period our assessment changes. We recognize interest and penalties related to income tax matters in income tax expense.
Other Contingencies
In the ordinary course of business, we are involved in legal proceedings regarding contractual and employment relationships, product liability claims, trademark rights, and a variety of other matters. We record contingent liabilities resulting from claims against us, including related legal costs, when a loss is assessed to be probable and the amount of the loss is reasonably estimable. Assessing probability of loss and estimating probable losses requires analysis of multiple factors, including in some cases judgments about the potential actions of third party claimants and courts. Recorded contingent liabilities are based on the best information available and actual losses in any future period are inherently uncertain. If future adjustments to estimated probable future losses or actual losses exceed our recorded liability for such claims, we would record additional charges as other (income) expense, net during the period in which the actual loss or change in estimate occurred. In addition to contingent liabilities recorded for probable losses, we disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will materially exceed the recorded liability. Currently, we do not believe that any of our pending legal proceedings or claims will have a material impact on our financial position or results of operations.
Results of Operations for the Nine Months Ended September 30, 2009 Compared to the Nine Months ended September 30, 2008
During the nine months ended September 30, 2009 we had $4,484,729 in revenues. This was an increase of$4,337,247 or approximately 3,040 % from the nine months ended September 30, 2008. This increase is a result of the fact that we were founded on March 24, 2008 and were developing the business and our operations.
Our operating expenses increased by $1,527,732 to $1,642,334 for the nine months ended September 30, 2009. This was an increase of 1,433%, as compared to operating expenses of $114,602 for the nine months ended September 30, 2008. Our operating expenses for the nine months ended September 30, 2009 consisted of general and administrative expenses of $1,642,334 compared to general and administrative expenses of $114,602 for the period ended September 30, 2008.
During the nine months ended September 30, 2009 we had $0 in research and development costs. This was unchanged from the period ended September 30, 2008.
We had net income of $403,052 for the nine months ended September 30, 2009, as compared to net loss of $58,559 for the nine months ended September 30, 2008. The increase in net income was due to an increase in revenue, as discussed above.
Liquidity and Capital Resources
During the nine months ended September 30, 2009 we had total assets of $1,275,442.
During the nine months ended September 30, 2009 we had total liabilities of $503,644 as compared to total liabilities of $29,084 for the nine months ended September 30, 2008.
We had retained earnings of $386,298 and total stockholders’ equity of $771,798 as of September 30, 2009.

Our net cash provided by operating activities was $10,603 for the nine months end September 30, 2009 which included net income of $403,052, and accounts payable and other accrued liabilities of $230,024. Net cash used in operating activities for the nine months ended September 30, 2008 was $178,998, which included a net loss of $58,559, the acquisition and purchase of inventories in the amount of $123,308 and accounts payable and other accrued liabilities of $2,869.
Cash flows from operations were sufficient to fund our requirements during this period.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is subject to certain market risks, including changes in interest rates. The Company does not undertake any specific actions to limit those exposures.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 1A.	RISK FACTORS.
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES
Except as may have previously been disclosed on a current report on Form 8-K, a quarterly report on Form 10-Q or a registration statement, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit	Description

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

31.1*	Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURE
In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLER DIVERSIFIED CORPORATION
Date: November 15, 2009	By:	/s/ Kevin Frija
		Name:	Kevin Frija
		Title:	Chief Executive Officer & Principal Accounting Officer