Form 10-Q/A
period 2009-09-30
VAPOR CORP.
filed 2010-02-10
CIK 844856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
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
Yes ☐       No ☑
25,000,000 shares of common stock issued and outstanding as of November 15, 2009

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MILLER DIVERSIFIED CORPORATION
BALANCE SHEET
September 30, 2009

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$332,365	$311,762
Inventories	799,744	11,313
Vendor deposits	143,333	60,000
Sundry current assets		4,755

TOTAL CURRENT ASSETS AND ASSETS	1,275,442	387,830

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable & accrued expenses	237,918	7,894
Taxes payable	265,726	—
Customer deposits	—	21,190

TOTAL CURRENT LIABILITIES	503,644	29,084

SHAREHOLDERS’ EQUITY:
Common Stock	60,000	100
Additional paid-in capital	325,500	375,400
Retained earnings (deficit)	386,298	(16,754)

TOTAL SHAREHOLDERS’ EQUITY	771,798	358,746

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,275,442	$387,830

See notes to financial statements

MILLER DIVERSIFIED CORPORATION
STATEMENTS OF OPERATIONS

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008

REVENUE	$4,484,730	$147,482	$1,437,063	$147,482

COST OF SALES	2,173,618	91,439	548,829	91,439

GROSS PROFIT	2,311,112	56,043	888,234	56,043

COSTS AND EXPENSES:
Selling, general & administrative	1,642,334	114,602	945,776	87,730

TOTAL COSTS AND EXPENSES	1,642,334	114,602	945,776	87,730

NET INCOME (LOSS) BEFORE INCOME TAX EXPENSE	668,778	(58,559)	(57,542)	(31,687)

INCOME TAX EXPENSE (CREDIT)	265,726	—	(14,779)	—

NET INCOME (LOSS)	$403,052	$(58,559)	$(42,763)	$(31,687)

BASIC & DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.02	$(585.59)	$0.00	$(316.87)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	25,000,000	100	25,000,000	100

See notes to financial statements

MILLER DIVERSIFIED CORPORATION
STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	403,052	(58,559)
Changes in operating assets and liabilities:
Inventories	(788,431)	(123,308)
Vendor deposits	(83,333)	—
Sundry current assets	4,755	—
Accounts payable & accrued expenses	230,024	2,869
Accrued taxes	265,726	—
Customer deposits	(21,190)	—

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	10,603	(178,998)

FINANCING ACTIVITIES:
Issuance of common stock	59,900	331,300
Additional investment	(49,900)	—

NET CASH (USED IN) BY FINANCING ACTIVITIES	10,000	331,300

INCREASE IN CASH	20,603	152,302

CASH — BEGINNING OF PERIOD	311,762	—

CASH — END OF PERIOD	332,365	152,302

See notes to financial statements

MILLER DIVERSIFIED CORPORATION
STATEMENT of STOCKHOLDERS’ EQUITY

		Additional	Retained
	Common	Paid In	earnings
	Shares	Capital	(Deficit)	Total

Balance — March 24, 2008	$—	$—	$—	$—

Issuance of common stock	100	375,400	—	375,500

Net loss from the period of inception (March 24, 2008) through December 31, 2008	—	—	(16,754)	(16,754)

Balance — December 31, 2008	100	375,400	(16,754)	358,746

Issuance of Common Stock	59,900	(49,900)	—	10,000

Net income for the nine months ending September 30, 2009	—	—	403,052	403,052

Balance — December 31, 2009	60,000	325,500	386,298	771,798

See notes to financial statements

MILLER DIVERSIFIED CORPORATION
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
Results of Operations for the Nine Months Ended September 30, 2009 Compared to the Nine Months ended September 30, 2008
During the nine months ended September 30, 2009 we had $4,484,730 in revenues. This was an increase of $4,337,248 or approximately 3,041 % from the nine months ended September 30, 2008. This increase is a result of the fact that we were founded on March 24, 2008 and were developing the business and our operations.
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