Form 10-K
period 2009-12-31
VAPOR CORP.
filed 2010-03-31
CIK 844856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 000-19001
VAPOR CORP
(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-1070932 (I.R.S. Employer Identification No.)

3101 W. Hallandale Boulevard Suite 100 Hallandale, FL	33009
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 888-482-7671

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☑
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of March 31, 2010, was approximately $21,052,660 based upon the closing price reported for such date on the Pink Sheets over the counter market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
60,000,000 shares of Common Stock Issued and Outstanding as of March 31, 2010

The Business section and other parts of this Annual Report on Form 10-K (“Form 10-K”) contain forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, Item 1A of this Form 10-K, which are incorporated herein by reference. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
PART I

Item 1.	Business
Company Background
Vapor Corp. and its wholly-owned subsidiaries (collectively “Vapor” or the “Company”) design, market, and distribute personal vaporizers, under the Fity-One™, Krave™, EZ Smoker™, Smoke Star™ and Green Puffer™ brands. Personal vaporizers are electronic devices that vaporize a liquid solution, which provide users an experience akin to smoking without actual combustion and as such no smoke or noxious odor is dispelled from the device. The most common form of personal vaporizers are “electronic cigarettes” whose solution constituents are primarily propylene glycol, nicotine, and tobacco flavorings or essences. The company currently sells its personal vaporizers internationally and domestically through distributors, wholesalers and direct to consumers through its websites and direct response television marketing efforts. The Company’s fiscal year is the 52 or 53-week period that ends on the last day of December. Unless otherwise stated, all information presented in this Form 10-K is based on the Company’s fiscal calendar. The Company was originally incorporated as Miller Diversified Corp in 1987 as a Nevada corporation, and operated in the commercial cattle feeding business until October 31, 2003 when the company sold substantially all of its assets and became a discontinued operation. On September 1, 2009, the Company acquired Smoke Anywhere USA, Inc. in a reverse triangular merger; and as a result of the merger Smoke Anywhere became our sole operating business. On January 7, 2010 the Company changed its name to Vapor Corp. Our corporate website is located at www.vapor-corp.com.

Product
Personal vaporizers are electronic devices, the functional elements of which are integrated into a stainless steel shell, include: a small plastic cartridge that contains an absorbent material that is moistened with a propylene glycol liquid solution, which may or may not contain, nicotine, tobacco flavoring or other flavor essences, an electronic airflow sensor, a heating element, referred to as the atomizer that vaporizes the liquid in the mouthpiece so that it can be inhaled, a rechargeable lithium-ion battery which powers the device and certain electronic components such as a timed cutoff switch to prevent overheating, an LED to signal activation of the device and an external charger, to recharge the battery.
Image presented for illustrative purposes only.
When a user draws air through the device, the air flow is detected by a sensor, which activates a heating element that vaporizes the solution stored in the mouthpiece, the solution is then vaporized and it is this vapor that is inhaled by the user, for pulmonary and or oral (buccal/mucosal) absorption. The solution depending on the model may or may not contain nicotine, the flavoring if any, is also based on the particular cartridge and may contain tobacco flavoring or menthol flavoring, in addition to propylene glycol.
We sell two and three piece, in addition to disposable personal vaporizers, the distinction between two and here piece personal vaporizers is the construct of the unit, the number of core parts and the performance and actual use of the device. We also market, USB, home and car charging devices; in addition to several varieties of cartridges with varying formulations, including but not limited to zero nicotine with no flavoring, zero nicotine with tobacco and menthol flavors, in addition to the standard electronic cigarette filter which contains tobacco flavoring and varying degrees of nicotine. We sell our products in a kit, or as separate components, we also offer for sale replacement cartridges to be used with our non-disposable personal vaporizer when the cartridges become depleted.
Our products are relatively new to market, as is the industry in which we operate. Regulations are emerging that will shape the manner and form in which we operate our business and develop our business plans and strategies going forward. We expect that our products will be regulated by the U.S. Food and Drug Administration (FDA) and other foreign governmental agencies for those respective countries in which we sell our products, and that complying with said regulations will be a critical element of our business operations and success.
The Market for Our Products
We currently sell our products through multiple sales and distribution channels, both domestic and internationally. Our products are sold in retail locations, over the Internet and through our direct response television marketing campaigns. We believe that the market for personal vaporizers is substantial and will continue to grow both domestically and abroad.
Distribution and Sales
The distribution and sales strategy for our products is tailored to the characteristics of each market, whether it be geographical or demographical.
Our sales and distribution channels are:
•	Internet affiliate marketing through independent sales persons.

•	Direct Sales and Distribution, where we have set up our own distribution directly to retailers.

•	Single independent distributors who are responsible for distribution within a single market.

•	Exclusive Territory and Exclusive Channel Distribution, where distributors have an exclusive territory within a country or an exclusive right to sell within a distribution channel (e.g. gas station.)

•	Distribution through wholesalers, where we supply either national or regional wholesalers who then service retailers.

•	Internet/E-commerce Sales, where we sell directly to end users through one of our internet websites and or landing pages.

•	Direct response television marketing.
Our distribution and sales channels are supported by internal sales and customer service personnel.
We generate sales and leads through domestic and international trade-shows, telesales, internet marketing, internet affiliates and direct response television marketing. We depend on a network of internal and external sales representatives to maintain and grow our business and the revenues we generate.
Competition
Numerous vendors sell products that compete with ours; the nature of our competitors is varied as the market is highly fragmented and the barriers to entry into the business are low. Our direct competitors sell products that are substantially similar to ours and through the same channels through which we sell our personal vaporizer products. We compete with these direct competitors for sales through distributors, wholesalers and retailers, including but not limited to national chain stores, tobacco shops, gas stations, travel stores, shopping mall kiosks, in addition to direct to public sales through the internet, mail order and telesales.
As a general matter, we have access to and market and sell the similar personal vaporizers as our competitors and since we sell our products at substantially similar prices as our competitors. Accordingly, the key competitive factors for us and other suppliers of personal vaporizers are the quality of service to customers, the scope and effectiveness of marketing efforts, including media advertising campaigns and, increasingly, the ability to identify and develop new sources of customers.
Part of our business strategy focuses on the establishment of contractual relationships with distributors. We are aware that competitors in the industry also are seeking to enter into such contractual relationships. In many cases, competitors for such contracts may have far greater management, human, and financial resources than we do for entering into such contracts and for attracting distributor relationships.
Certain of our competitors may have better control of their supply and distribution, be, better established, larger and better financed than our Company, however we believe that as a public company we will have better access to capital, management and resources needed to build our business and pursue any regulatory approvals that may be needed in connection with future sales of our products, as the law demands it.
Additionally, we compete with cigarette companies as our products deliver nicotine like traditional cigarette products; moreover, tobacco companies like R.J. Reynolds have filed a patent application for a personal vaporizer-like device which they refer to as a “Tobacco-Containing Smoking Article.” If R. J. Reynolds or other tobacco companies endeavor to compete against us in the electronic cigarette and personal vaporizer business, or in the alternative should we receive the proper approvals to allow us to market our products as a smoking cessation aid, we will find ourselves competing with not only the world’s largest tobacco companies but the world’s largest pharmaceutical companies as well. Referred to respectively as big tobacco and big pharma; both big pharma and big tobacco have limitless resources with which to compete against us.
If we were to gain FDA regulatory approval to market our products as a smoking cessation aid or nicotine replacement therapy, we would need to demonstrate similar if not greater efficacy of our product over the existing smoking cessation aids and nicotine replacement therapies and their respective track records. Moreover, we would need to be competitive on price and our product would need to be easier to use. Furthermore, in order to be sold as a drug, our products may require prescriptions to be bought and as such we would be competing against our drug company competitors in our efforts to persuade doctors that our product is a better alternative to the current drug company offerings, in order to ensure doctors will write prescriptions for our products.
Both pharmaceutical and tobacco companies have far greater resources than us and we would be hard pressed to compete successfully against either industry’s participants.

Source and Availability of Raw Materials
We believe that an adequate supply of product and raw materials will be available to us as needed and from multiple sources and suppliers.
Trademarks
We have filed trademark applications for our brands, Krave™, EZsmoker™, Smoke Star™, Fifty-One™ and Green Puffer™, these trade names which we have established and used in commerce are at various stages of the trademark application process, none of which have been awarded to us to date, however we continue to invest in marketing and promoting these brands.
Government Regulation
Our industry faces intense scrutiny and regulatory uncertainty. The uncertainty is centered in part on whether electronic cigarettes are a drug, a drug and a medical device or a tobacco product. The FDA has asserted that electronic cigarettes are a drug and medical device and are required to be approved under the Federal Food, Drug and Cosmetic Act (FFDCA) as such. Electronic cigarette marketers contend that the device is a tobacco product and should be regulated as such under the FDA’s new jurisdiction, under the Family Smoking Prevention and Tobacco Control Act (FSPTCA.)
In early 2009 the FDA issued import alert 66-41 and as a result US Customs has from time to time temporarily and in some instances indefinitely detained products sent to us by our Chinese suppliers. Other electronic cigarette companies have been similarly affected and two of whom had filed a law suit against the FDA challenging its jurisdiction over electronic cigarettes. On January 14, 2010 a federal district court judge ruled that the United States Food and Drug Administration does not have the authority to seize electronic cigarettes because these products do not qualify as devices subject to the agency’s regulation. The FDA has subsequently appealed and the appellate court has issued an administrative stay of the lower courts ruling.
Our operating plans and marketing strategies are contingent on rulings by the appellate court, the federal district court and regulations as promulgated by the FDA.
If electronic cigarettes are determined to be regulated as tobacco products, we may be subject to federal and state labeling, marketing and advertising laws specific to tobacco products, in addition to any and all applicable federal and state taxes, our products may also be regulated by the FDA under FSPTCA; which empowers the FDA to establish an approval procedure for the introduction of new tobacco products to market and regulates the manner and to whom tobacco products are sold.
If electronic cigarettes determined to be regulated as drugs, as defined by the FFDCA, we will likely be required, in order to continue to market our products, to seek regulatory approval in accordance with the FDA’s prescribed processes for the introduction of a new drug and or medial device.
Employees
We employ 13 full-time employees. Our employees are not unionized and we believe we have good relations with our employees.

Item 1A.	RISK FACTORS
Risks Related to Our Business
We are a Development Stage Company. Our Limited Operating History Makes it Difficult to Evaluate Our Future Performance.
We are a development stage company and as such, we have a limited operating history upon which you can evaluate our current business and our prospects. The likelihood of our future success must be viewed in light of the problems, expenses, difficulties, delays and complications often encountered in the operation of a new business, where failures of new companies are common. We are subject to the risks inherent in the ownership and operation of a development stage company, including regulatory setbacks and delays, fluctuations in expenses, competition and government regulation. If we fail to address these risks and uncertainties our business, results of operations, financial condition and prospects would be adversely affected.

We Cannot Predict Our Future Capital Needs And We May Not Be Able To Secure Additional Financing.
We believe that the cash we have on hand, together with anticipated revenues from operations will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for existing operations for at least the next twelve months, however our belief is based on our operating plan which in turn is based on assumptions, which may prove to be incorrect. As a result, our financial resources may not be sufficient to satisfy our capital requirements for this period.
Moreover and at such time, should we initiate efforts to pursue an investigational new drug application (IND) with the United States Food and Drug Administration (FDA) that will allow us to market certain of our products within the approved regulatory scheme, as set forth by the FDA for nicotine based personal vaporizers to be sold as a smoking cessation aid/ device or as otherwise required to gain FDA approval for certain products that may require regulatory approvals to be sold, we will likely require additional funding to begin the necessary clinical, non-clinical trials and the approval process that we believe we will be required to complete before we are in a position to file an NDA for the product.
Further, we may require additional working capital to support our operations during any regulatory period wherein we may be precluded from marketing certain of our products. We do not presently have the funds needed to complete all the necessary trials to gain such U.S. and foreign approvals. We have not yet developed or initiated our trials and thus we cannot estimate the ultimate costs of these trials, and we will need additional funding to pay such costs.
We expect to raise any required additional funds through public or private equity offerings, debt financings, corporate collaborations, governmental research grants may in some cases be available to us. We may also seek to raise additional capital to fund additional product development efforts, even if we have sufficient funds for our planned operations.
There can be no assurance that any such required additional funding will be available to us at all or available on terms acceptable to us. Further, we currently have no credit facility or similar financing currently available. And any debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to certain business matters. If additional funds are raised through the issuance of equity securities, the percentage ownership of our existing stockholders will be reduced and our stockholders will experience additional dilution in net tangible book value per share. If adequate funds are not available on acceptable terms, we may be unable to successfully market our products, take advantage of future opportunities, repay debt obligations as they become due or respond to competitive pressures, any and all of which would have an adverse effect on our business.
One of Our Credit Card Transaction Processors are Holding Our Funds
One of our credit card transaction processors, TransFirst, with whom we have initiated an arbitration is holding approximately $397,282 of our funds, as of December 31, 2009, which we have generated through certain direct to consumer internet sales efforts. If we are unsuccessful in our claim, our funds may continue to be held by TransFirst for an indefinite period, and we may be subjected to certain fines and levies and fees by TransFirst. Moreover, our inability to recover our funds in a timely manner may have an adverse effect on our financial condition and our results of operations.
We have been added to the Credit Card Processors Terminated Merchant File
As a result of our dispute with TransFirst, we have been placed on the Terminated Merchant File list, which is a list of companies that are currently in dispute with members of the credit card processing industry. Being placed on the list makes it more difficult to secure new credit card processing and may result in higher fees charged by credit card processors, in addition to longer hold periods and higher reserves. Being removed from the list is one of the subjects of the Company’s arbitration against TransFirst. If we are unable to successfully resolve this issue and remove our Company’s name from this industry list, we may have a difficult time, acquiring and or maintaining credit card processing at competitive rates or at all. Moreover, higher rates, higher reserves and extended hold periods may have a material effect on our margins, our competitiveness in the risk-free-direct-to-consumer sales model and our cash flows. If we fail to address this issue our business, results of operations, financial condition and prospects may be adversely affected.
New Product Faces Intense Media Attention and Public Pressure
Our product is new to the marketplace and since its introduction certain members of the media, politicians, government regulators and advocate groups, including independent doctors have called for an outright ban of all “electronic cigarettes,” pending regulatory review and a demonstration of safety. A ban of this type would likely have the effect of terminating our United States’ sales and marketing efforts, of certain products which we may currently market or have plans to market in the future. Such a ban would also likely cause public confusion as to which products are the subject of the ban and which are not and would have a material adverse effect on our business, financial condition and performance.

The Market For Our Products Is Uncertain And Is Still Evolving.
Personal vaporizers, having recently been introduced to market, are at an early stage of development and are evolving rapidly and are characterized by an increasing number of market entrants. Our future revenues and any future profits are substantially dependent upon the widespread acceptance and use of personal vaporizers. Rapid growth in the use of, and interest in, personal vaporizers is a recent phenomenon, and may not continue on a lasting basis. The demand and market acceptance for these products is subject to a high level of uncertainty.
We Market a Single Class of Products, Which may be Subject to Certain Government Regulations, Whose Approval We may or may not be Able to Achieve.
Personal Vaporizers, which are our sole product offering, commonly referred to as “electronic cigarettes” are new to the marketplace and may be subject to regulation as a drug, a medical device, a drug and medical device and or as a tobacco product. Most personal vaporizers are sold as a means of delivering nicotine to the body. The Food and Drug Administration (“FDA”) is the regulatory agency which oversees drugs, medical devices and tobacco; however at present it is unclear which, if any regulatory process is required to market, and sell personal vaporizers. To date the FDA has not established a definitive policy regulating “electronic cigarettes” but is reviewing cases on a case by case basis. We intend to use reasonable efforts to file for the appropriate approvals to allow us to sell our product in the United States, however we have no indication that at present we will be able to afford to pursue regulatory approval and that if we are able to pursue said approval we have no assurances that the outcome of said approval process will result in our products being approved by the FDA. Moreover, if the FDA establishes a regulatory process that we are unable or unwilling to comply with our business, results of operations, financial condition and prospects would be adversely affected. (See section “Government Regulation.”)
Our Products Contain Nicotine Which is Considered to be a Highly Addictive Substance.
Certain of our products contain nicotine, a chemical found in cigarettes and other tobacco products which is considered to be highly addictive. The Family Smoking Prevention and Tobacco Control Act, empowers the FDA to regulate the amount of nicotine found in tobacco products, but may not require the reduction of nicotine yields of a tobacco product to zero. Any FDA regulation may require us to reformulate, recall and or discontinue certain of the products we may sell from time to time, which may have a material adverse effect on our ability to market our products and have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.
Our Products may not Serve their Intended Purpose.
An independent study of certain brands of electronic cigarettes, not including our brands, found that the electronic cigarettes tested, delivered little to no measurable nicotine. We are not aware of the methods or protocols of this study used to test the electronic cigarettes and have not independently verified the study’s results. Nor have we conducted our own empirical studies to determine the delivered nicotine in the vapor drawn from our products. We also do not know if the electronic cigarettes tested were manufactured in the same factories in which are products are manufactured. If our products are found to not serve their intended purpose, including delivering nicotine to their users, we may face a decline in sales of our products, an upsurge of requests for refunds, private civil actions and or state or federal unfair business practices actions; any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.
We May Not Successfully Commercialize Our Personal Vaporizers.
We began marketing our personal vaporizers in September, 2008 and have generated approximately $4,993,447 in revenues through our efforts. We derive revenues thorough: distributor sales, selling to wholesalers, direct to retail distribution and through direct sales to customers over the Internet and through television sales. Our success depends on our ability to continue to serve our existing customers and by attracting new customers.
Moreover, our ability to expand and commercialize our products outside of the United States is critical to our business success. Our inability to continue to generate revenues through our sales channels both at home and abroad would have a material adverse effect on our business, prospects, financial condition and results of operations.

Our Business may be Affected if we are Taxed Like Other Tobacco Products or if we are Required to Collect and Remit Sales Tax on Certain of our Internet Sales
Presently our products are not taxed like cigarettes or other tobacco products, all of which have faced significant increases in the amount of taxes collected on the sale of their products. Should state and federal governments and or taxing authorities impose taxes similar to those levied against cigarettes and tobacco products on our products, it may have a material adverse effect on the demand for our products. Moreover we may be unable to establish the systems and processes needed to track and submit the taxes we collect through internet sales, which would limit our ability to market our products through our websites which would have a material adverse effect on our revenues, operation and financial condition.
States such as New York, Hawaii, Rhode Island and North Carolina have begun collecting taxes on Internet sales where companies have used independent contractors in those states to solicit sales from residents of that state. The requirement to collect track and remit taxes based on independent affiliate sales may require us to increase our prices, which may effect demand for our products or conversely reduce our net profit margin; either of which would have a material adverse effect on our revenues, financial condition and operating results.
Downturns In The Economy May Affect the demand for our products and our Financial Performance
Personal vaporizers are new to market and may be regarded by users as a novelty item and expendable as such demand for our products may be extra sensitive to economic conditions. When economic conditions are prosperous, discretionary spending increases; conversely, when economic conditions are unfavorable, discretionary spending declines. Any significant decline in general corporate conditions or the economy that affect consumer spending could have a material adverse effect on the Company’s business and consequently, upon an investment in the Common Stock of our Company.
The World Health Organization (WHO) does not consider electronic cigarettes to be a legitimate therapy for smokers trying to quit smoking
The WHO has stated that there is currently insufficient scientific evidence to establish electronic cigarettes as a legitimate smoking cessation aid. If we or others in our industry or the scientific and medical community are unable to demonstrate the “safety” of our products, their effectiveness as a smoking cessation aid or as a “reduced harm” alternative to smoking. We may face the same Governmental actions aimed at cigarettes and other tobacco products. The tobacco industry expects significant regulatory developments to take place over the next few years, driven principally by the World Health Organization’s Framework Convention on Tobacco Control (“FCTC”). The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. Regulatory initiatives that have been proposed, introduced or enacted include:
•	the levying of substantial and increasing tax and duty charges;

•	restrictions or bans on advertising, marketing and sponsorship;

•	the display of larger health warnings, graphic health warnings and other labeling requirements;

•	restrictions on packaging design, including the use of colors and generic packaging;

•	restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;

•	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents levels;

•	requirements regarding testing, disclosure and use of tobacco product ingredients;

•	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;

•	elimination of duty free allowances for travelers; and

•	encouraging litigation against tobacco companies.

Operating income could be significantly affected by any significant decrease in demand for our products, any significant increase in the cost of complying with new regulatory requirements.
We may be Unable to Anticipate Changes in Consumer Preferences or to Respond to Consumer Behavior Influenced by Economic Downturns.
Our business is subject to changes in consumer preferences, which may be influenced by local economic conditions. To be successful, we must:
•	promote brand equity successfully;

•	anticipate and respond to new consumer trends;

•	develop new products and markets and broaden brand portfolios;

•	improve productivity; and

•	be able to protect or enhance margins through price increases.
In periods of economic uncertainty, consumers may tend to purchase lower price brands or alternatives, and the volume of our higher priced products and our profitability could suffer accordingly.
We may Become Dependent on Foreign Sales to Maintain Our Business
If the FDA or other state or Federal government agencies restrict or prohibit the sale of personal vaporizers in the United States, in part or in whole, our ability to maintain our business is dependent on our ability to successfully commercialize our product and brands in foreign jurisdictions where our product can be sold. Our inability to establish distribution in foreign jurisdictions, specifically those that allow for the sale of personal vaporizers will deprive us of the operating revenue we require to fund any domestic regulatory approval effort and continue to maintain our business operations.
Foreign Commercialization Will Result in Additional Costs and Expenses.
Commercializing our product in foreign countries will likely require us to expend additional resources which may reduce our profit margins; additional expenses including but not limited to, local language advertising and marketing materials, packaging, translating product documentation, additionally we may be required to retain foreign counsel to ensure compliance with foreign laws, regulations and taxing regimes, in addition to drafting and enforcing contracts with foreign distributors.
If we fail to commercialize our products in foreign jurisdictions we may find ourselves at a competitive disadvantage not only in those foreign jurisdictions but in each market in which we have a presence. If we are unable to be competitive we risk losing market share, a decrease in operating revenues all of which would have a material adverse effect on our financial condition and our ability to operate our business.
Our Success is Dependent Upon Our Marketing Efforts.
We have limited marketing experience in marketing personal vaporizers and limited financial, personnel and other resources to undertake extensive marketing activities. If we are unable to generate significant market awareness for our products and our brands our operations may not generate sufficient revenues for us to execute our business plan, generate revenues and achieve profitable operations.
If we are to gain FDA Regulatory Approval to Market our Products, We will need to develop marketing, distribution and production capabilities or relationships to be successful.
We do not currently have the pharmaceutical marketing, distribution or production capabilities required to generate sales of our candidate products, to do so we must either acquire or develop an internal marketing force with technical expertise and with supporting documentation capabilities, or make arrangements with third parties to perform these services for us. The acquisition and development of a pharmaceutical marketing and distribution infrastructure will require substantial resources and compete for available resources with our product development efforts. To the extent that we enter into marketing and distribution arrangements with third parties, our revenues will depend on the efforts of others. If we fail to enter into such agreements, or if we fail to develop our own marketing and distribution channels, we would experience delays in product sales and incur increased costs.

Similarly, should we gain regulatory approval to market our candidate products. we may be required to contract with an FDA approved manufacturing facility. We have no assurances that we will be able to contract with manufacturing providers that will meet our requirements, and or pass FDA inspection. Moreover, if any third party fails to perform on a timely basis we may not be able to find a suitable replacement. If we cannot obtain a sufficient supply of product, it would have a material adverse effect on our ability to successfully operate our business.
We Rely on the Efforts of Our Outside Independent Sales Force to Generate Sales
We rely, in part, on the efforts of our independent sales distributors to purchase and distribute our product to wholesalers and or retailers to generate revenues. No single distributor currently accounts for a material percentage of our revenues and we believe that should any of these relationships terminate we would be able to find suitable replacements, however any change in distributors or our ability to timely replace any given distributor would have a material adverse effect on our business, prospects, financial condition and results of operations.
We rely, in part, on the efforts of outside independent salespersons and Internet sales affiliates to generate sales for our company. No single independent salesperson of Internet affiliate currently accounts for a material percentage of our revenues and we believe that should any of these relationships terminate we would be able to find suitable replacements, however any loss of these independent sales persons or our Internet sales affiliates could have a material adverse effect on our business, prospects, financial condition and results of operations.
We May Not Be Able to Adapt to Trends In our Industry
We may not be able to adapt as the personal vaporizer industry and customer demand evolves; whether attributable to regulatory constraints, mis-management or a lack of financial resources or, our failure to respond in a timely manner; to new technologies, customer preferences, changing market conditions or new developments in our industry. Any of the failures to adapt or inabilities described herein or otherwise would have a material adverse effect on our business, prospects, financial condition and results of operations.
Existing or Pending Patents Could Prevent Us From Operating Our Business In Its Present Form.
Ruyan, a Chinese company, has made certain public claims as to their ownership of a Chinese patent relating to an “Atomizing Electronic Cigarette.” We currently purchase our products from Chinese manufacturers other than Ruyan. Should Ruyan’s patent be valid and enforceable and cover the devices we purchase from our suppliers, we may be forced to pay more for our products or we may be cutoff from our supply. We may also face a potential action by Ruyan, which we may be forced to defend and which we may ultimately lose. Should any of these events occur, they are likely to have a material adverse effect on our ability to operate our business as a going concern.
R. J. Reynolds one of the largest tobacco companies in the world has filed a patent application for a “Tobacco-Containing Smoking Article.” If R.J. Reynolds patent is awarded and our products are found to be infringing on their patent, our business, prospects, financial condition and results of operations could be materially and adversely affected.
Neither Ruyan or R.J. Reynolds has contacted us regarding any possible infringement of their intellectual property rights nor has any party commenced or threatened to commence any legal action against us. If we are required to participate in litigation we may not have the resources to fund the required litigation costs, which may adversely affect our business prospects, financial condition and results of operations.
In the event that either Ruyan or R. J. Reynolds’ patents are enforceable against us, we may be required to obtain a license to the covered intellectual property or substantially modify or redesign our existing product line in order to continue operations. We can offer no assurance that a license would be available on acceptable terms or at all, or that we will be able to revise our business model economically, efficiently or at all.
We Depend On Third Party Suppliers and Manufacturers For Our Personal Vaporizer Products.
We do not own or control our supply chain our suppliers or our suppliers’ suppliers, therefore we are unable to control or ensure our supply of products or the consistency of those products. We depend on third-party suppliers and manufacturers for our personal vaporizer products, which includes, but is not limited to, our electrical components, technology, flavorings and essences. Our customers associate certain characteristics of our products including the weight, feel, draw, flavor, packaging and other unique attributes of our products to the brands we market, distribute and sell. Any interruption in supply and or consistency of our products may harm our relationships and goodwill with customers, and have a materially adverse affect on our cash flow and our operations.

Although we believe that several alternative sources for our products are available, any failure to obtain the components, chemicals constituents and manufacturing services necessary for the production of our products would have a material adverse effect on our business and prevent us from timely execution of our business plan and may result in additional expenditures of time and money in seeking viable new sources of supply and manufacturer alternatives.
Moreover our inability to replicate those certain characteristics of our products which our customers associate and enjoy, which are unique to our brands, may cause a loss of customer loyalty, patronage and goodwill and which may have a material adverse effect on our business.
We Use Chinese Manufacturers for the Production of Our Products
Our suppliers and product manufacturers are based in China. Certain Chinese factories and the products they export have recently been the source of safety concerns and recalls, which is generally attributed to lax regulatory, quality control and safety standards. Should Chinese factories continue to draw public criticism for exporting unsafe products, whether those products relate to us or not we may be adversely and materially affected by the stigma associated with Chinese production, which would effect our business operation, our revenues and our financial projections and prospects.
Moreover, products manufactured by our Chinese suppliers that are not considered safe and or those products that do not comply with U.S. safety and health standards may cause significant harm and or death to persons who use the product and subject us to liability and potential legal claims and cause injury to our reputation, goodwill and operating results.
Product Exchanges, Returns, Warranty Claims, Defect and Recalls May Adversely Affect Our Business
Any and all products are subject to customer service claims, malfunctions and defects, which may subject us to requests for product exchanges, returns, warranty claims and recalls. If we are unable to maintain a certain degree of quality control of our products we will incur costs of replacing and or recalling our products and servicing our customers. Any product returns, exchanges, and or recalls we may make will have a material adverse effect on our business, our operations and our profitability and will likely result in the loss of customers and goodwill.
Moreover products that do not meet our quality control standards and or those products that do not comply with U.S. safety and health standards or that may be defective may reduce the effectiveness, enjoyment and or cause harm to property, person and or death to persons who use the product. Any such instance will likely result in claims against us and potentially subject us to liability and legal claims which may cause injury to our reputation, goodwill and operating results.
We May Be Unable To Promote And Maintain Our Brands.
We believe that establishing and maintaining the brand identities of our products is a critical aspect of attracting and expanding a large client base. Promotion and enhancement of our brands will depend largely on our success in continuing to provide high quality products. If our customers and end users do not perceive our products to be of high quality, or if we introduce new products or enter into new business ventures that are not favorably received by our customers and end users, we will risk diluting our brand identities and decreasing their attractiveness to existing and potential customers.
Moreover, in order to attract and retain customers and to promote and maintain our brand equity in response to competitive pressures, we may have to increase substantially our financial commitment to creating and maintaining a distinct brand loyalty among our customers. If we incur significant expenses in an attempt to promote and maintain our brands, our profitability will likely be impaired.
We Depend on Our Intellectual Property Rights to Distinguish our Brands and Products
Our current intellectual property rights are limited to Copyright, Trademark and common law claims of use which are established by registration, publication or use. We have filed trademark applications for our brands, Krave, EZsmoker, Fifty-One, Smoke Star and Green Puffer, these trade names which we have established and used in commerce are at various stages of the trademark application process, however we expect to be awarded trademarks on each and have not been contacted by any third parties with respect to our use of these marks.

If we are unable to trademark our brands or if others assert claims to the right to our marks which are synonymous to our brands, we will be adversely and materially harmed as a result of our inability to continue to use the marks that have become associated with our products, the existence of any confusion by and between our products and others and a loss of any and all goodwill we have developed as a result of our investment in our brands.
Our current and future business activities, products and brands may infringe upon the proprietary rights of others, and third parties may assert infringement claims against us. Any such claims and resulting litigation could subject us to significant liability for damages and could result in the invalidation of our proprietary rights. Even if not meritorious, such claims could be time-consuming, expensive to defend and could result in the diversion of our management’s time and attention. In addition, this diversion of managerial resources could have a material adverse effect on our business, prospects, financial condition and results of operations.
We Expect that New Products and/or Brands We Develop will Expose Us to Risks That May be Difficult to Identify Until Such Products and/or Brands are Launched.
We are currently developing, and in the future will continue to develop, new products and brands, the risks of which will be difficult to ascertain until these products and or brands are commercially launched. For example, we are developing a new look and feel to our personal vaporizer, in addition to different formulations, flavors, potencies, packaging and distribution channels. Any negative events or results that may arise as we develop new products or brands may adversely affect our reputation, business, financial condition and results of operations.
We Depend On The Efforts Of our Management. Our Management Team Lacks Experience In Managing A Public Company and the Obligations Incident to Being a Public Company Will Place Significant Demands on Our Management.
Our officers lack experience in running a public company. Our success is substantially dependent on the performance of our executive officers. In particular, our success depends substantially on the continued efforts of our executive officers and our Board of Directors.
As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including periodic reports, disclosures and more complex accounting rules. As directed by Section 404 of Sarbanes-Oxley, the SEC adopted rules requiring public companies to include a report of management on a company’s internal control over financial reporting in their Annual Report on Form 10-K. In addition, the independent registered public accounting firm auditing our financial statements must attest to and report on the effectiveness of our internal control over financial reporting. Based on current rules, we are required to report under Section 404(a) of Sarbanes-Oxley regarding the effectiveness of our internal control over financial reporting. If we are unable to conclude that we have effective internal control over our financial reporting as required by Section 404(a), investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock. Further, commencing with the 2010 fiscal year, our auditors will be required, under Section 404(b) of Sarbanes-Oxley, to report on the effectiveness of our internal control over financial reporting.
Currently, we do not have key person life insurance on our executive officers or board members and may be unable to obtain such insurance in the near future due to high cost or other reasons. We also do not have written employment agreements with any of these key personnel. The loss of the services of any of our executive officers/key employees could have a material adverse effect on our business, if we are unable to find suitable replacements.
Our ability to implement our strategy of attracting and retaining employees may be impaired by the uncertainty in our business due to the FDA’s public statements.
Recent FDA statements with respect to electronic cigarette products, the uncertainty of present and future regulations, including our ability to gain regulatory approval to market our products is likely to injure our ability to compete for talented employees and managers, who may be drawn to more established companies and as a result, we may be unable to attract talented employees, managers, consultants and contractors to help us grow our business.
We may Encounter Difficulties in Managing Our Growth, Which Would Adversely Affect Our Results of Operations.
If we are successful in growing our business we will need to significantly expand our operations, which could put significant strain on our management and our operational and financial resources. To manage future growth, we will need to hire, train, and manage additional employees. Concurrent with expanding our operational and marketing capabilities, we will also need to increase our product development activities. We may not be able to support, financially or otherwise, future growth, or hire, train, motivate, and manage the required personnel. Our failure to manage growth effectively could limit our ability to achieve our goals.

Our success in managing our growth will depend in part on the ability of our executive officers to continue to implement and improve our operational, management, information and financial control systems and to expand, train and manage our employee base, and particularly to attract, expand, train, manage and retain a sales force to market our products on acceptable terms. Our inability to manage growth effectively could cause our operating costs to grow at a faster pace than we currently anticipate, and could have a material adverse effect on our business, financial condition, results of operations and prospects.
We Face a Risk of Product Liability Claims and may not be Able to Obtain Adequate Insurance.
Our business exposes us to potential liability risks that may arise from the clinical testing, manufacture, and sale of our products. Substantial damage awards in certain jurisdictions against pharmaceutical and tobacco companies based on claims for injuries allegedly caused by the use of pharmaceutical and tobacco products. Liability claims may be expensive to defend and result in large judgments against us. We currently carry liability insurance, however there is no assurance that it will continue to be available to us at an affordable price if at all. Our insurance may not reimburse us, or the coverage may not be sufficient to cover claims made against us. We cannot predict any or all of the possible harms or side effects that may result from the use of our current products or any future products and, therefore, the amount of insurance coverage we currently hold may not be adequate to cover all liabilities we might incur. If we are sued for any injury allegedly caused by our products, our liability could exceed our ability to pay the liability. Whether or not we are ultimately successful in any adverse litigation, such litigation could consume substantial amounts of our financial and managerial resources, all of which could have a material adverse effect on our business, financial condition, results of operations, prospects and stock price.
We Face Substantial And Increasing Competition.
We face intense competition from direct and indirect competitors, including “big pharma,” “big tobacco” and other known and established or yet to be formed personal vaporizer and electronic cigarette companies, each of whom pose a competitive threat to our current business and future prospects. We expect competition to intensify in the future. Certain of these companies are either currently competing with us or are focusing significant resources on providing products that will compete with our personal vaporizer product offerings in the future.
Our principal competitors can be classified into three main categories: 1) pharmaceutical companies; 2) tobacco companies; and 3) other personal vaporizer and electronic cigarette companies.
Pharmaceutical companies market smoking cessation aids and alternative nicotine delivery products such as Glaxo SmithKline that market Nicorette® stop smoking chewing gum Nicoderm® the stop smoking patch and Zyban® a sustained release tablet , Pfizer that markets Chantix® and Nicotrol® the nicotine inhaler.
Tobacco companies, including Phillip Morris, R. J. Reynolds, and Lorillard who currently offer traditional tobacco products and may introduce new tobacco based cigarettes and smoking devices (eg. the “tobacco containing smoking article” covered by patent # 20080092912 as filed by R.J. Reynolds, one of the worlds largest tobacco companies.) We also face competition from smaller tobacco companies that are much larger, better funded and more established than us.
Electronic cigarette companies, that currently market competing products, which include but are not limited to, Njoy, Smoking Everywhere and Smoke Free Innotech, a publicly traded company. Moreover these competitors may, like us may seek regulatory approvals to market their products and these competitors may succeed in obtaining FDA approval for products more rapidly than we can.
There can be no assurance that we will be able to compete successfully against any of the aforementioned competitors, who likely have far greater resources, capital, experience, market penetration, sales and distribution channels than us. We have no assurances that we will be able to compete with these formidable competitors and that we will be successful in operating our business and ever achieving profitability. Our inability to successfully compete against these or any of our competitors will have a material adverse effect our business, results of operations and financial condition.

Litigation and Government regulation will dictate who will be our direct competitors and how we can market our products, if at all.
The manner in which we are able to sell, market and distribute our products will likely be a result of new and existing U.S. FDA regulations, and how those regulations effect us will likely be determined by a judgment from the Federal district court for the District of Columbia and or other appellate courts.
If a court of competent jurisdiction and or the FDA determines that our product is a smoking cessation device or a nicotine replacement product and assuming we gain regulatory approval and or otherwise are able and required to market our products as drug products, we will face intense competition from large pharmaceutical companies with far greater resources, capital, experience, market penetration, sales and distribution channels than us. We have no assurances that we will be able to compete with these formidable competitors and that we will be successful in operating our business and ever achieving profitability.
If a court of competent jurisdiction and or the FDA determines we are a tobacco product and assuming we gain regulatory approval and or otherwise are able and required to market our products as tobacco products, we will face intense competition from tobacco companies with far greater resources, capital, experience, market penetration, sales and distribution channels than us. We have no assurances that we will be able to compete with these formidable competitors and that we will be successful in operating our business and ever achieving profitability.
We Face Competition from Foreign Importers Who Do Not Comply With Government Regulation
We face competition from foreign sellers of personal vaporizers who may illegally ship their products in to the United States for direct delivery to customers. These market participants will not have the added cost and expense of complying with U.S. regulations and taxes and as a result will be able to offer their product at a more competitive price than us and potentially capture market share. Moreover, should we be unable to sell certain of our products during any regulatory approval process we have no assurances that we will be able to recapture those customers that we lost to our foreign domiciled competitors during any “blackout” periods, wherein we were not permitted to sell our products. This competitive disadvantage may have a material adverse impact on our ability to compete with competitors, which may result in a loss of revenue and market share and hamper our ability to generate revenue and continue to operate as a going concern.
Restrictions On the Use of Our Products may Reduce the Attractiveness and Demand for Our Personal Vaporizers
Our product since it emits no smoke and no smell can be used in places where the use of traditional tobacco products, exclusive of smokeless tobacco is prohibited. Should city, state or federal regulators, municipalities, local governments and private industry likewise restrict the use of our personal vaporizer products from use in those same places where the use of tobacco products is prohibited, our customers may reduce or otherwise cease using our products entirely, which would have a material adverse effect on our business, financial condition and performance.
Liability for Improper Marketing, Medical Claims and Labeling
As a distributor and marketer of a product that the FDA may assert is a smoking cessation device and or a tobacco product, the Company faces potential fines, sanctions, administrative actions, penalties, and other liability for: improper labeling, making improper claims, referencing or publishing to its websites, marketing materials, advertisements, testimonials or representations that certain of our products have the ability or potential to treat, cure or otherwise improve a medical condition, and or provide a healthier alternative to other more traditional tobacco products.
Moreover, if the FDA asserts we are a tobacco product, we may be required to follow federal and state tobacco labeling laws, and could face potential fines, sanctions, administrative actions, penalties and other liability either civil and or criminal for any violations thereof.
We discovered that one or more unrelated persons posted their personal unsolicited accounts and experiences with our products to one of our websites which upon notice and inspection we removed as the accounts could be construed as an improper medical claim.
Any violation of law with respect to the company’s marketing materials, and or labeling could expose the Company to liability including but not limited to fines, sanctions, administrative actions, penalties, civil actions and or criminal prosecution. And although the Company maintains general liability insurance, the Company’s insurance may not cover potential claims of this type or may not be adequate to indemnify the Company for all liability that may be imposed. In addition any imposition of liability that is not covered by insurance, is in excess of insurance coverage could have a material adverse effect on the Company’s business, results of operations and financial condition. (See “Government Regulation.”)

Internet Security Poses a Risk To Our E-Commerce Sales.
At present we generate significant revenues through the sale of our products through our websites. We manage our websites and e-commerce platform internally and as a result any compromise of our security or misappropriation of proprietary information could have a material adverse effect on our business, prospects, financial condition and results of operations. We rely on encryption and authentication technology licensed from other companies to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as credit and other proprietary information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the technology used by us to protect client transaction data. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause material interruptions in our operations. We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. To the extent that our activities or the activities of others involve the storage and transmission of proprietary information, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. For example the storage and loss of credit card numbers, that may reside on our servers and be used directly by us or by our service suppliers (ex. merchant account processors). Our security measures may not prevent security breaches. Our failure to prevent these security breaches may result in consumer distrust and may result in a loss of sales and resultantly a loss of revenues.
Credit Card Payment Processors and Merchant Account Risk
We accept credit cards as a means of payment for the sale of our products. Two of our credit card processors, have recently, prompted by public statements made by the FDA with regard to the “illegality” of electronic cigarettes, have alerted us that they would no longer willing or able to process credit card transactions on our behalf for our electronic cigarette products. If we are unable to find suitable replacement providers or an alternative method of payment for our customers or these credit card processing companies continue to hold our funds, our cash-flow will be constrained and our sales may be effected which may have a material adverse effect on our performance, financial condition and results of operations.
The Former Shareholder of Smoke Anywhere USA Are Controlling Stockholders, Our Stockholders May Be Unable To Affect Corporate Activity Without The Support Of These Individuals.
The former shareholders of Smoke Anywhere USA, Inc. as a result of our reverse merger collectively own a majority of our outstanding common stock and, therefore, are able to control all matters requiring approval of our stockholders. Accordingly, our other stockholders may not be able to effect corporate action after this offering without the supporting vote of one or more of these individuals.
Our Earnings Could be Adversely Affected by Currency Exchange Rates and Currency Devaluations.
The bulk of our revenues are currently generated in U.S. dollars, however our manufacturers and suppliers are located in China. Fluctuations in exchange rates between our respective currencies could result in higher production and supply costs to us which would have an adverse effect on our profit margins and our business operation if we re not willing or able to pass those costs on to our customers or effectively hedge our currency exposure.
Moreover, if we attempt to hedge our risk in the currency markets and are unsuccessful and or if our competitors are more successful arbitraging the currency risk we may find ourselves at a competitive disadvantage to other market participants which would have a material adverse effect on our business operations.
Risks Related To Government Regulation
State Actions Against Us May have a Material Effect on our Ability to Sell Our Products
On February 15, 2010, in response to a civil investigative demand from the Office of the Attorney General of the State of Maine, we voluntarily executed a assurance of discontinuance, with the state of Maine, which restricts our ability to sell electronic cigarettes in the state of Maine until such time as we obtain a retail tobacco license in the state. While suspending sales to residents of Maine is not material to our operations, other electronic cigarette companies have entered into similar agreements with other states, such as the state of Oregon. If numerous states and or more populous states or states in which we generate significant revenues bring actions to restrict sales of our products, by us or our re-sale customers, and if we are unable to satisfactorily responded to their concerns and or acquire the necessary licenses, permissions or permits and or if those licenses permissions or permits are overly burdensome or costly to obtain and or if those licenses, permissions or permits are not available to us; we may be required to cease sales and distribution of our products to those states, which would have a material adverse effect on our business operations.

We have not yet applied for any regulatory approval in the United States or any foreign jurisdiction for our product candidates. The regulatory approval process is lengthy, and we may not be able to obtain all of the regulatory approvals required to manufacture and commercialize our product candidates.
We have not applied for any regulatory approval in the United States or any foreign jurisdiction for any of our products. We are not resolved as to which if any of our products require FDA approval and which products may require FDA approval to be sold or continue to be sold. To obtain regulatory approval of a product candidate, we must demonstrate to the satisfaction of the applicable regulatory agency that such product candidate is safe and effective for its intended uses. The type and magnitude of the testing required for regulatory approval varies depending on the product candidate and the disease or condition for which it is being developed. In addition, in the U.S. we must show that the facilities used to produce the product candidate are in compliance with cGMP. We will also have to meet similar regulations in any foreign country where we may seek to market and distribute our products. In general, these requirements mandate that manufacturers follow elaborate design, testing, control, documentation and other quality assurance procedures throughout the entire manufacturing process. The process of obtaining regulatory approvals typically takes several years and requires the expenditure of substantial capital and other resources. Despite the time, expense and resources invested by us in the approval process, we may not be able to demonstrate that our product candidates are safe and effective, in which event we would not receive the regulatory approvals required to market them.
The FDA and other regulatory authorities generally approve products for particular indications. While our current focus is a cigarette alternative, we may also intend to seek to market certain of our products as a “reduced harm” cigarette and or a smoking cessation aid. We may not be approved for any or all of the indications that we request, which would limit the indications for which we can promote it and adversely impact our ability to generate revenues. We may be required to conduct costly, post-marketing follow-up studies if FDA requests additional information.
A Ruling in a Federal District Court and any Subsequent Appeals, Will Dictate What Regulations We Are Required to Follow, if Any in Marketing Certain of Our Products.
The FDA has filed an appeal and an administrative stay has been granted in a ruling adverse to the FDA by the U.S District Court for the District of Columbia titled Smoking Everywhere, Inc. v. U.S. Food and Drug Administration et. al. case # 1:2009cv00771; in which the judge ruled that the United States Food and Drug Administration does not have the authority to seize electronic cigarettes because these products do not qualify as devices subject to the agency’s regulation. The appellate courts findings may serve in defining which regulatory processes and regime that personal vaporizer and electronic cigarette companies will be required to follow in order to bring these products to market. The courts ruling will likely have a significant and material impact on our business model.
The Family Smoking Prevention and Tobacco Control Act Grants the FDA Authority to Regulate Tobacco Products and How they are Marketed and Sold.
On June 22, 2009 the Family Smoking Prevention and Tobacco Control Act (the “Act”) was signed into law. The effect of this legislation on our business is presently unknown and may place limits on our ability to market and or distribute our products and maintain or bring new products to market. The legislation may impose costly and resource intensive processes to gain regulatory approval and there is no certainty that we will have the capital, resources necessary to comply with the regulation or that we would be ultimately successful in receiving the necessary approvals to continue marketing our product in the United States.
Specifically the Act grants the FDA the authority to regulate tobacco products including but not limited to how they are marketed, the level of nicotine and the method for introducing new tobacco products to market. The legislation eliminates all flavoring other than menthol, yet under the legislation the FDA is not empowered to ban certain tobacco products or require that the nicotine in tobacco products be reduced to zero. While the legislation does not mention electronic cigarettes, it does suggest that nicotine and natural tobacco flavoring are tobacco products under the law and as such electronic cigarettes may be covered under this Act.
In the event a court of competent jurisdiction or the FDA declares certain of our products, namely electronic cigarettes, tobacco products, we would thereafter be required to comply with the Act and the rules promulgated thereunder, in addition to any existing and future tobacco laws and taxing regimes. The imposition of a tobacco tax on our products would make our products more expensive and less competitive with products that carry no tax or a lesser tax. Imposing a tax on our products would make our product more expensive to consumers and could have an adverse effect on the demand for our product and consequently our revenues.

If our product is recognized as a tobacco product, we would become subject to current and future tobacco labeling laws and laws restricting the sale of our product to persons under 18. While we currently do not market our products to minors, unintentional violations may subject us to fines and penalties.
Until the FDA establishes the regulatory processes and regime as provided for by the Act, we do not know how and to what degree we will be regulated. Moreover, if the FDA establishes a regulatory process that we are unable or unwilling to comply with our business, results of operations, financial condition and prospects would be adversely and materially affected. See section “Government Regulation.”
The FDA Regulates How Products are Marketed and Used
The FDA regulates claims to diagnose, mitigate, prevent, treat or cure a disease. And the FDA in Smoking Everywhere v. FDA contends that the Intended Use of electronic cigarettes is sufficient for the FDA to assert jurisdiction. If claims made at large by our competitors and third parties, arise to the level to subject us to FDA regulation we may determine it is necessary to change our business model and product to differentiate our product(s) and band(s) so as not to be confused with those companies who improperly market their products. If we are found to have improperly sold or marketed our products in violation of FDA rules, laws or policies, we may be subject to disciplinary, regulatory or administrative actions, fines and or sanctions which may have a material adverse effect on our operations, financial results and business prospects.
The FDA Regulates Drugs and Medical Devices, If Our Products are Considered Either or Both We may be subject to Regulation and May in Fact have Violated Federal law in our Previous Sales and Marketing Efforts.
We have been engaged in marketing and selling efforts of personal vaporizers and electronic cigarettes since the 4th quarter of 2008. We may have unknowingly and without intent failed to comply with certain regulations relating to our product and the means by which we market and sell our products. Our efforts may have been in violation of existing laws which may subject us to enforcement actions, sanctions, fines, administrative action or other penalties, all which would have a material adverse effect on our financial condition, performance and results of operations.
Regulations on the Transportation of Lithium Ion Batteries may Affect Our Business
The Air Line Pilots Association International (ALPA) is calling on the U.S. government to prohibit shipments of lithium-ion batteries on cargo and passenger planes pending new regulations, in light of recent incidents including a battery pack for an electric bicycle and more recently lithium ion batteries in a shipment of electronic cigarettes may have been a contributing factor of a fire on a Fedex cargo plane. In 2004, the regulators at Pipeline and Hazardous Materials Safety Administration (PHMSA) banned the shipment of bulk non-rechargeable lithium batteries on passenger jets. Rechargeable lithium-ion batteries are not as flammable and can be put out with fire extinguishers, but the NTSB has issued a series of recommendations calling for tighter regulation and testing of the batteries. Our products are powered by rechargeable lithium ion batteries and We currently utilize air shipping in addition to sea based container shipping to import our products from their country or origin. If additional restrictions are put in place which limit our ability to import our products by air freight, it could have an adverse effect on our supply chain, our inventory management procedures and processes and our ability to fill orders and service our clients in a timely manner, which could have a material adverse effect on our performance, operating results and our financial condition.
If We Have Improperly Marketed and Distributed Certain of Our Products in Violation of FDA Regulations We may be Subject to Disciplinary, Actions, Administrative Actions, Sanctions and Fines.
We may be subject to disciplinary, administrative and or regulatory actions if the FDA and or a court of proper jurisdiction determines that our products or the means by which we marketed and sold our products was effected without the proper regulatory approvals. Any such disciplinary, regulatory or administrative actions, fines and or sanctions which may have a material adverse effect on our operations, financial results and business prospects.
The FDA has Issued an Import Alert Which has Limited Our Ability to Import Certain of Our Products
As a result of FDA import alert 66-41 US Customs has from time to time temporarily and in some instances indefinitely detained products sent to us by our Chinese suppliers. If the FDA and or customs modifies the import alert from its current form which allows US customs’ discretion to release our products to us, to a mandatory and definitive hold we will no longer be able to ensure a supply of product for US sales, which will have material adverse effect on our ability to generate revenues, as domestic sales currently account for a significant portion of our revenue.

Changes in Governmental Regulation May Affect the Countries in Which we Sell Our products
Foreign jurisdiction have varying policies and laws with respect to the use of personal vaporizers that vaporize nicotine, countries such as the United Kingdom do not restrict its use while other countries such as Thailand have instituted a total ban. If countries such as the United Kingdom reverse their stance or should other countries who have a neutral stance move towards prohibition, it will have a direct impact on our ability to market our products and will have a material adverse effect on our business.
Actions by the FDA Adverse to Our Company and Our Products may Restrict our Ability to do Business Domestically and Internationally.
The United States Food and Drug Administration is the largest and most pervasive health regulator in the world, should we be unable to comply with FDA regulations or should the FDA refuse registration of our products and or should the FDA ban or prohibit the sale and or marketing of our products, other regulators from different countries may assume the same position with respect to our product, causing us substantial harm and raise questions with respect to our ability to continue to operate our business in its current form or at all.
Our Products Contain Two Components Each and or Both of which may Require FDA Approvals to be Marketed
Our products have two functional components, the electrical device, which contains the air flow sensor, microchip, lithium ion battery, the heating element and other electrical components and the liquid solution which is may or may not contain nicotine or a placebo. The FDA may assert that the liquid solution and the electronic device are 2 separate and distinct components each requiring separate regulatory approvals, which would could result in additional fees, costs, studies, trials and time. We intend to use reasonable efforts to file for the appropriate approvals to allow us to sell our product in the United States however we have no indication that at present we will be able to afford to pursue regulatory approval and that if we are able to pursue said approval we have no assurances that the outcome of said approval process will result in our products being approved by the FDA. Moreover, if the FDA establishes a regulatory process that we are unable or unwilling to comply with our business, results of operations, financial condition and prospects would be adversely affected. See section “Government Regulation.”
If our Third-Party Suppliers or Contract Manufacturers do not Maintain Appropriate Standards of Manufacturing in Accordance with cGMP and Other Manufacturing Regulations, our Development and Commercialization Activities Could Suffer Significant Interruptions or Delays.
We rely, and intend to continue to rely, on third-party suppliers and contract manufacturers to provide us with materials for our clinical trials and commercial-scale production of our products. These suppliers and manufacturers must continuously adhere to cGMP as well as any applicable corresponding manufacturing regulations outside of the U.S. In complying with these regulations, we and our third-party suppliers and contract manufacturers must expend significant time, money and effort in the areas of design and development, testing, production, record-keeping and quality control to assure that our products meet applicable specifications and other regulatory requirements. Failure to comply with these requirements could result in an enforcement action against us, including warning letters, the seizure of products, suspension or withdrawal of approvals, shutting down of production and criminal prosecution. Any of these third-party suppliers or contract manufacturers will also be subject to audits by the FDA and other regulatory agencies. If any of our third-party suppliers or contract manufacturers fail to comply with cGMP or other applicable manufacturing regulations, our ability to develop and commercialize our products could suffer significant interruptions and delays.
Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the product ourselves, including:
•	reliance on the third party for regulatory compliance and quality assurance;

•	reliance on the continued financial viability of the third parties;

•	limitations on supply availability resulting from capacity and scheduling constraints of the third parties;

•	impact on our reputation in the marketplace if manufacturers of our products, once commercialized, fail to meet the demands of our customers;

•	the possible breach of the manufacturing agreement by the third party because of factors beyond our control; and

•	the possible termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.
If any of our contract manufacturers fail to achieve and maintain appropriate manufacturing standards, patients using our product candidates could be injured or die, resulting in product liability claims. Even absent patient injury, we may be subject to product recalls, product seizures or withdrawals, delays or failures in testing or delivery, cost overruns or other problems that could seriously harm our business or profitability.
Risks Related to FDA Regulation
Our Product development Efforts may fail.
Development of our product candidates is subject to risks of failure. For example:
•	The nicotine based personal vaporizer may be found to be ineffective or unsafe, or fail to receive necessary regulatory approvals;

•	Our personal vaporizers may be uneconomical to market or take substantially longer to obtain necessary regulatory approvals than anticipated; or

•	competitors may market equivalent or superior products.
As a result, our product development activities may not result in any safe, effective and commercially viable products, and we may not be able to commercialize our products successfully. Our failure to develop safe, effective, and commercially viable products would have a material adverse effect on our business, prospects, results of operations and financial condition.
Failure can Occur at any Stage of our Product Development Efforts.
We will only obtain regulatory approval to commercialize synthetic nicotine, nicotine derived from tobacco and or tobacco based personal vaporizers, if we can demonstrate to the satisfaction of the FDA (or the equivalent foreign regulatory authorities) in adequate and well-controlled clinical studies that the product(s) is safe and effective for its intended use and that it otherwise meets approval requirements. A failure of one or more clinical or non-clinical studies can occur at any stage of product development. We may experience numerous unforeseen events during, or as a result of, testing that could delay or prevent us from obtaining regulatory approval for or commercializing these certain products, including but not limited to:
•	regulators or institutional review boards, which are commonly called IRBs, may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	conditions may be imposed upon us by the FDA regarding the scope or design of our clinical trials, or we may be required to resubmit our clinical trial protocols to IRBs for re-inspection due to changes in the regulatory environment;

•	the number of subjects required for our clinical trials may be larger than we anticipate, patient enrollment may take longer than we anticipate, or patients may drop out of our clinical trials at a higher rate than we anticipate;

•	we may have to suspend or terminate one or more of our clinical trials if we, regulators, or IRBs determine that the participants are being subjected to unreasonable health risks;

•	our third-party contractors or clinical investigators may fail to comply with regulatory requirements or fail to meet their contractual obligations to us in a timely manner;

•	our tests may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional testing; and

•	the costs of our clinical and/or non-clinical trials may be greater than we anticipate.

We rely on third parties to conduct our clinical trials, and if they do not perform their obligations to us we may not be able to obtain approval for Certain of Our Products.
We do not have the ability to conduct our clinical trials independently. In the event we conduct clinical trials of certain of our products We will rely on academic institutions and other third-party research organizations to assist us in designing, managing, monitoring and otherwise carrying out our clinical trials. Accordingly, we do not have control over the timing or other aspects of our clinical trials. If these third parties do not successfully carry out their duties, both our clinical trials and our business may be materially adversely affected. While we believe that there are numerous third parties that can assist us with our clinical trials, if the third parties with which we contract do not perform, our product development efforts would likely be delayed by any such change, and our efforts would likely be more expensive.
Although we intend to rely on third parties to manage the data from these clinical trials, we are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA and foreign regulatory agencies will require us to comply with regulations and standards, commonly referred to as good clinical practice, for conducting, recording and reporting the results of clinical trials to assure that the data and the results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us of these obligations and requirements, and we may fail to obtain regulatory approval for our candidate products if these requirements are not met.
If Our Non-Clinical or Clinical Trials are Unsuccessful or Significantly Delayed, Our Ability to Commercialize Our Product Candidates May be Impaired.
Before we can obtain regulatory approval for the sale of our product candidates, we may have to conduct, at our own expense, non-clinical tests in animals order to support the safety of certain of our products. Non-clinical testing is expensive, difficult to design and implement, can take several years to complete and is uncertain as to outcome. While the scope of the required Phase I clinical trials are currently uncertain, Our non-clinical tests may produce negative or inconclusive results, and on the basis of such results, we may decide, or regulators may require us, to halt ongoing clinical trials or conduct additional non-clinical testing.
Additionally, we will likely be required to conduct clinical trials demonstrating the efficacy and safety of certain our products in humans. Even if the results of our clinical trials are promising, our product candidates may subsequently fail to meet the safety and efficacy standards required to obtain regulatory approvals. Future clinical trials for our products may not be successfully completed or may take longer than anticipated because of any number of factors, including potential delays in the start of the trial, an inability to recruit clinical trial participants at the expected rate, failure to demonstrate safety and efficacy, unforeseen safety issues, or unforeseen governmental or regulatory delays.
Moreover, any clinical trials we might develop and implement may not be completed in a timely manner or at all and our product candidates may not be found to be safe and effective, and may not be approved by regulatory authorities for its proposed use. Further, regulatory authorities and IRBs that must approve and monitor the safety of each clinical study may suspend a clinical study at any time if the patients participating in such study are deemed to be exposed to any unacceptable health risk. We may also choose to suspend clinical trials and studies if we become aware of any such risks.
In other countries where our product candidates or any other product we develop may be marketed, we will also be subject to regulatory requirements governing human clinical studies and marketing approval for drugs. The requirements governing the conduct of clinical studies, product licensing, pricing and reimbursement varies widely from country to country.
We Have Not Conducted any Clinical or Non-Clinical Testing for Our Product Candidates and We are not Certain at this Time Which Clinical or Non-Clinical Tests the FDA Will Require with Respect to any NDA that We may File.
The FDA will require us to submit data from non-clinical testing for our product candidates before approving our product. We do not yet know what non-clinical tests will be required or whether any non-clinical tests will begin as planned, will need to be restructured or will be completed on schedule, if at all. We do not know whether the non-clinical tests that we undertake, if conducted, will be acceptable to the FDA nor have not initiated discussions with the FDA in this regard.

Despite Our Efforts We may Fail to Gain Regulatory Approval For our Products
The FDA approval process as further described in the below section titled “Government Regulation” is both capital and time intensive and we have no assurances that we will have the resources to pursue the regulatory process and if we do there are no assurances that we will be able to complete the approval process that our products will ultimately gain approval for sale. If we are unable to gain regulatory approval for our products, our operations, financial results and business prospects would be adversely effected and our ability to continue to operate would be severely impaired.
Even if we are successful at winning regulatory approval from the FDA, a prescription may be required to buy our products.
Drug products are sold either over the counter (OTC) or by prescription; in the event we win regulatory approval from the FDA, the FDA may still be require that our products be sold by prescription, from a licensed and practicing medical doctor. If our product requires a prescription to be sold it would limit our ability to sell our products, increase our marketing and distribution costs and would have a material adverse effect on our financial performance and require us to change our business model and sell our products through new distribution channels.
Post-approval marketing of our products will be subject to substantial government regulation. Failure to comply with these regulations could result in fines and withdrawal of approvals.
Even if our products receive regulatory approvals, we will be subject to extensive ongoing government regulation. The FDA or other regulatory authorities may impose strict limitations on the distribution, marketing, and use for a product, impose a Risk Evaluation and Mitigation Strategy (REMS), that could include further restrictions on distribution and use, subsequently withdraw approval or take other actions against us or our products for many reasons, including subsequent discoveries of previously unknown problems or safety issues with the product. Also, based on subsequent events or other circumstances that may come to our attention, we may voluntarily take action to limit the marketing or use of one or more of our products. We may also be required to conduct additional post-approval non-clinical or clinical studies.
We are subject to inspection and market surveillance by regulatory authorities for compliance with regulations that prohibit the promotion of a medical product for a purpose or indication other than those for which approval has been granted. While a medical product manufacturer may not promote a product for such “off-label” use, doctors are allowed, in the exercise of their professional judgment in the practice of medicine, to use a product in ways not approved by regulatory authorities. Regulatory authorities have broad enforcement power, and any failure by us to comply with manufacturing or marketing regulations could result in penalties, including warning letters, fines, partial or total suspension of production, product recalls or seizures, withdrawals of previously approved marketing approvals or applications, and criminal prosecutions.
Risks Related to Ownership of Our Stock
Our Board of Directors is Authorized to Issue Additional Shares of Our Stock Which Would Dilute Existing Shareholders.
We are currently authorized to authorize up to 250,000,000 shares of common stock, of which 60,000,000 shares are currently issued and outstanding. Additional shares of our common stock may be issued by our board of directors for such consideration as they may consider sufficient without seeking stockholder approval. The issuance of additional shares of common stock in the future will reduce the proportionate ownership and voting power of current stockholders.
Your Percentage Ownership of our Common Shares may be Diluted by Future Share Issuances
To the extent we issue new shares to fund acquisitions, to raise additional capital, to compensate employees and other persons your percentage ownership of our shares will be diluted.
We Do Not Intend To Pay Future Cash Dividends.
We currently do not anticipate paying cash dividends on our common stock at any time in the near future. We may never pay cash dividends or distributions on our common stock. Any credit agreements which we may enter into with institutional lenders may restrict our ability to pay dividends. Whether we pay cash dividends in the future will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and any other factors that the board of directors decides is relevant.

Our Common Stock is Illiquid And Should A Market For Our Securities Develop The Price Of Our Securities May Be Volatile.
Our shares are currently listed on the National Quotation Bureaus Pink Sheets, the market for our securities is and will likely remain illiquid. This means that as an investor you will likely have a difficult time selling our Common Stock at market. Furthermore because of the small amount of shares that will be outstanding and or in the public float, the market price of our common stock may experience significant volatility. Other factors that may contribute to volatility should a market for our Common Stock develop are, our quarterly results, announcements by us or our competitors regarding acquisitions or dispositions, loss of existing clients, new procedures or technology, litigation, changes in general conditions in the economy and general market conditions could cause the market price of the common stock to fluctuate substantially. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many technology and Internet companies. Frequently, these price and volume fluctuations have been unrelated to the operating performance of the affected companies.
Future Sales Of Our Common Stock May Depress Our Stock Price.
If our controlling stockholders sell substantial amounts of our common stock in the public market following this merger or at any time in the future, the market price of our common stock could fall.
Existing Shareholders beneficially hold approximately 60,000,000 Shares of which approximately 1,430,732 shares are in the public float and are eligible to be sold free of any restrictions. All other Shares are “restricted” as defined in Rule 144 under the Securities Act (“Rule 144”). Since the company has previously been designated a shell company, the “restricted” Shares must be held for one year from the date of this filing prior to being eligible to be sold pursuant to Rule 144. The Company can make no prediction as to the effect, if any, that sale of Shares, or the availability of Shares for future sale, will have on the market price of the Shares prevailing from time to time. Sales of substantial amounts of Shares in the public market, or the perception that such sales could occur, could depress prevailing market prices for the Shares. Such sales may also make it more difficult for the Company to sell equity securities or equity-related securities in the future at a time and price, which it deems appropriate.
Broker-Dealers may be discouraged from effecting transactions in our common stock because they may be considered a “Penny Stock” and are subject to the applicable Penny Stock rules.
Rules 15g-1 through 15g-9 promulgated under the Exchange Act impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.” Subject to certain exceptions, a penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. There is currently no established price quotation for our shares, however, we expect that initial quotations will not exceed $5.00 and there is the possibility that the quoted shares price may never exceed $5.00, and that our common stock will be deemed penny stock for the purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the stock and impede the sale of our stock in the secondary market. Specifically, any broker-dealer selling penny stock to anyone other than an established customer or “accredited investor,” generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse, must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the United States Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

Item 2.	Properties.
Our principal executive offices are located at 3101 Hallandale Beach Boulevard #100, Pembroke Park, Florida 33009. We are currently leasing approximately 1,750 sq. ft. for $2,756 per month on a month to month lease.
We lease additional warehouse space, which is currently owned in part by Mr. Frija, our PEO and PFO and certain of our affiliates, at a price which we believe is more favorable than we could otherwise secure. We believe that existing facilities are suitable and adequate for our current needs. If we require additional space, we believe that we will be able to secure such space on commercially reasonable terms without undue operational disruption.

Item 3.	Legal Proceedings.
As of December 31, 2009, the end of the annual period covered by this report, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.
State of Maine Assurance of Discontinuance.
On February 15, 2010, in response to a civil investigative demand from the Office of the Attorney General of the State of Maine, we voluntarily executed a assurance of discontinuance, which stemmed form an independent third party retail vendor’s promotion and selling our Fifty-One brand electronic cigarettes in a shopping mall without having obtained a retail tobacco license. The assurance of discontinuance restricts our ability to: sell electronic cigarettes to vendors in Maine, unless we confirm that the vendor has a Maine retail license to sell tobacco, engage in marketing and or selling our electronic cigarettes to resident’s of Maine, and to cease face-to-face selling of tobacco products, until such time as we apply and receive a retail tobacco license in the state of Maine. We also agreed to not make any representations relating to the performance, safety or benefits of our product, unless we are in possession and relying “upon competent and reliable scientific evidence that substantiates the representation.”
Tri-C Technology LLC. V. Smoke Anywhere USA, Inc.
Plaintiff, a distributor of the Company, filed this action on December 16, 2009 against the Company in the Court of Common Pleas, in Medina County Ohio and assigned to the honorable Christopher J. Collier, alleging breach of contract and damages in excess of twenty-five thousand. The parties have entered into a settlement agreement, which calls for a stipulated dismissal and a release of all claims by the plaintiff against the company upon a final payment of four thousand and seventy six dollars of a total settlement amount of eight thousand one hundred and fifty one dollars and ninety-six cents, scheduled to be paid on receipt of the return to us of certain inventories plaintiff has on hand.
Smoke Anywhere USA, Inc. v. TransFirst
On February 23, 2010 Smoke Anywhere USA, Inc., our wholly owned subsidiary, filed an arbitration against TransFirst, a company providing us credit card transaction processing services, as required, in the event of a dispute under the services contract by and between the parties. We are seeking to have certain fees and fines levied on the company reversed, in addition to demanding that certain monies held by TransFirst, be released to the Company.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the National Quotation Bureau’s Pink Sheets over-the-counter market under the symbol VPCO. For purposes of this Item the existence of limited or sporadic quotations should not of itself be deemed to constitute an established public trading market.
Price Range of Common Stock
The price range per share of common stock presented below represents the highest and lowest sales prices for the Company’s common stock on the Pink Sheets over-the-counter market during each quarter of the two most recent years. The quotations listed below reflect sporadic trading activity in the company’s stock and does not represent the existence of an established public trading market for our securities.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal 2009 price range per common share	$1.275-0.15	$0.75-.25	$0.475-0.0375	$0.075-0.0375
Fiscal 2008 price range per common share	$0.075-0.05	$0.11- 0.06	$0.11-0.075	$0.175-0.10

Holders
As of March 31, 2010, there were 1,425 shareholders of record.
Dividends
The Company did not declare or pay cash dividends in either 2009 or 2008. The Company anticipates that for the foreseeable future it will retain any earnings for use in the operation of its business.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Our Management’s Discussion and Analysis should be read in conjunction with our financial statements included in this prospectus.
Forward-Looking Statements
This current report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks,”; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained herein, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis and Plan of Operation” identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement. The terms “Vapor Corp,” “Vapor,” “we,” “us,” “our,” and the “Company” refer to Vapor Corporation and the terms “Smoke Anywhere USA,” and “Smoke” refer to our wholly owned subsidiary Smoke Anywhere USA, Inc.”
Recent Developments
Purchase Business Combination:
On September 1, 2009 Miller Diversified, Corp. (“we,” “Miller” or the “Company”) entered into a definitive agreement (the “Agreement”) with Smoke Anywhere USA, Inc., a Florida corporation (“Smoke”) whereby the Company will acquire 100% of the issued and outstanding shares of Smoke Anywhere USA, Inc., as a result of the transaction Smoke will become a wholly-owned subsidiary of the Company. On November 5, 2009, Miller and Smoke completed, subject to certain post closing undertakings, the transaction. The transaction contemplated by the Agreement was intended to be a “tax-free” reorganization pursuant to the provisions of Section 351 and 368 of the Internal Revenue Code of 1986, as amended. For accounting purposes, this transaction was being accounted for as a reverse merger, since the stockholders of Smoke own a majority of the issued and outstanding shares of common stock of the Company, and the directors and executive officers of Smoke now own and control in excess of eighty percent of the company’s outstanding stock.
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

Restricted Inventories
In early 2009 the FDA issued import alert 66-41, and subsequent thereto US Customs has from time to time temporarily and in some instances indefinitely detained products sent to us by our Chinese suppliers. If the FDA and or customs modifies the import alert from a its current form which allows US customs’ discretion to release our products to us to a mandatory and definitive hold we will no longer be able to ensure a supply of product for US sales. At present we have two shipments of product that are subject to regulatory holds, one shipment has been detained by customs and another shipment is in our possession but subject to an FDA hold. The value of these two lots of inventory is approximately $584,000.
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
Results of Operations for the Year ended December 31, 2009 Compared to the Year ended December 31, 2008
During the year ended December 31, 2009, we had $7,957,247 in revenues. This was an increase of $7,448,529 or approximately 1,564% from the year ended December 31, 2008. This increase is a result of the fact that we were founded on March 24, 2008 and were developing the business and our operations.
Our operating expenses increased by $4,141,523 to $4,381,215 for the year ended December 31, 2009. This was an increase of 1,828%, as compared to operating expenses of $239,692 for the year ended December 31, 2008. Our operating expenses for the year ended December 31, 2009 consisted of selling, general and administrative expenses of $4,381,215 compared to selling general and administrative expenses of $239,692 for the year ended December 31, 2008.
During the year ended December 31, 2009, we had $0 in research and development costs. This was unchanged from the period ended December 31, 2008.
We had net income of $334,731 for the year ended December 31, 2009, as compared to net loss of $16,754 for the year ended December 31, 2008. The increase in net income was due to an increase in revenue, as discussed above.
Liquidity and Capital Resources
During the year ended December 31, 2009, we had total assets of $1,359,300 compared to $387,830 of total assets for the year ended December 31, 2008. This was an increase of $971,470 or 350%.
During the year ended December 31, 2009, we had total liabilities of $655,823 as compared to total liabilities of $29,084 for the year ended December 31, 2008. This was an increase of $626,739 or 2,255%.
During the year ended December 31, 2009, we had retained earnings of $317,977 and total shareholders’ equity of $703,477, as compared to year ended December 31, 2008; we had retained earnings deficit of $16,754 and total shareholder’s equity of $358,746, which are increases of $334,731 and $344,731, respectively.

Our net cash used in operating activities was $320,921 for the year end December 31, 2009 which included net income of $334,731, and accounts payable and other accrued liabilities of $445,896. Net cash used in operating activities for the year ended December 31, 2008 was $63,738, which included a net loss of $16,754, and accounts payable and other accrued liabilities of $7,894. For the years ended December 31, 2009 and 2008, the acquisition and purchase of inventories in the amount of $816,099 and $11,313, respectively, and accounts payable and other accrued liabilities of $445,896 and $7,894, respectively.
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

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2009 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Inherent Limitations Over Internal Controls
The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:
(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based and has concluded that its internal control over financial reporting was effective as of December 31, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2009, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Directors
The names of our director(s) and certain information about them, as of December 31, 2010, are set forth below:

Name of Director	Age	Position with Company	Director since
Kevin Frija	38	Chief Executive Officer, Chief Financial Officer and Director	June 9, 2009
Kevin Frija
Mr. Frija has served as chairman of the board of directors and the sole director of the company since June 9, 2009. Mr. Frija also serves as the company’s president, chief executive officer and chief financial officer. Mr. Frija is responsible for the day-to-day operations of the company, including but not limited to managing the company’s employees, establishing and implementing operational procedures, marketing and sales strategies and the creation and implementation of our business strategies. Mr. Frija is also a principal of the In Gear Companies a network of businesses with operations and interests in apparel, licensing and consumer products. Mr. Frija is principally responsible for strategic acquisitions and business development.
Board Committees
The Board does not have a standing Audit and Finance Committee (the “Audit Committee”), or Compensation Committee and Nominating and Corporate Governance Committee (the “Nominating Committee”). Since the Board is comprised solely of our sole executive officer, we do not have any independent board members nor an independent board.
Director Compensation
We do not currently have any non-employee directors and no additional compensation is currently paid to Mr. Frija in connection with his directorship over and above his employee based compensation.
Code of Ethics
The Company has a code of ethics, “Business Conduct: “Code of Conduct and Policy,” that applies to all of the Company’s employees, including its principal executive officer, principal financial officer and principal accounting officer, and the Board. A copy of this code is attached hereto as an exhibit to this Form 10-k and is available on the Company’s website at www.vapor-corp. The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Form 8-K.

Item 11.	Executive Compensation.
EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE

						Nonequity	Nonqualified
						incentive	deferred
Name & Principal				Stock	Option	plan	compensation	All Other
Position(1)(2)	Year	Salary $	Bonus $	Awards $	Awards $	compensation $	earnings $	Compensation $	Total $
Kevin Frija PEO, PAO and Director	2009	27,000	—	—		—	—	—	—
Arrangements with Named Executive Officers
Effective October 1, 2009 the Company entered into an employment agreement with Mr. Kevin Frija, PEO, PAO and president of the company. The agreement provides for the payment of $72,000 in annual cash compensation and an award of 900,000 stock options which shall vest monthly on a pro-rata basis. Mr. Frija shall be eligible to participate in any employee benefit programs, stock option plan or other equity incentive or bonus plan that the company may subsequently adopt.
Outstanding Equity Awards at 2009 Year-End
The following table presents information regarding the outstanding equity awards held by each of the named executive officers as of December 31, 2009, including the vesting dates for the portions of these awards that had not vested as of that date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
								Equity	Equity Incentive
								Incentive	Plan
							Market	Plan	Awards:
							Value	Awards:	Market or
		Equity	Equity			Number	of	Number	Payout Value
		Incentive	Incentive			of	Shares	of	of
		Plan	Plan			Shares	or	Unearned	Unearned
		Awards:	Awards:			or	Units	Shares,	Shares,
		Number of	Number of			Units of	of	Units or	Units
	Number	Securities	Securities			Stock	Stock	Other	or other
	of	Underlying	Underlying			that	that	Rights	Rights
	Securities	Unexercised	Unexercised	Option	Option	have	Have	that	that
	Underlying	Unearned	Unearned	Exercise	Expiration	not	not	have not	have not
	Unexercised	Options	Options	Price	Date	Vested	Vested	Vested	Vested
Name	options	(#)	(#)	($)	($)	(#)	($)	(#)	($)
(a)	(#) (b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kevin Frija, PEO	225,000	—	—	0.18	10/01/2015	—	—	—	—

Termination of Employment
In the event any of the Named Executive Officers or other covered employees or consultants, as determined by the company, are terminated without cause or if they should resign for “Good Reason,” those options, restricted stock, and restricted stock units outstanding that are not yet vested as of the date of such termination or resignation will vest in full. Generally, “Cause” is defined to include a felony conviction, willful disclosure of confidential information or willful and continued failure to perform his or her employment duties. “Good Reason” includes resignation of employment as a result of a substantial diminution in position or duties, or an adverse change in title or reduction in annual base salary.
Potential Payments Upon Termination or Change in Control
As noted above, the Company does not have employment agreements or severance arrangements with any of its named executive officers, and the Company does not maintain any other plans or arrangements that provide for any named executive officer to receive cash severance or other cash payments in connection with a termination of such officer’s employment with the Company and/or a change in control of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities authorized for issuance under equity compensation plans.
Equity Compensation Plan Information

Number of securities
remaining available
	Number of securities to be issued	Weighted-average exercise price of	for future issuance under
	upon exercise of outstanding	outstanding options, warrants and	equity compensation plans
	options, warrants and rights	rights	(excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,125,000	0.18	98,875,000
Equity compensation plans not approved by security holders	—	—	—
Total	1,125,000	0.18	98,875,000
Consultants and Transition Period Consulting Agreements
Mr. Isaac Galazan, Mr. Jeffrey Holman and Mr. Doron Ziv, were founders of Smoke Anywhere USA, Inc., subsequent to the acquisition of Smoke Anywhere USA, Inc. by the Company, we entered into an agreement wherein Messrs. Galazan, Homan and Ziv, will provide consulting services to the company throughout a twelve month transition term, beginning on October 1, 2009. In exchange for said services the company has agreed to pay each founder a $4,000 per month consulting fee for the term of the agreement, in addition to a grant of 600,000 stock options, exercisable at $0.18, which vest on a pro-rata basis over the 12 month term of the agreement. Messrs. Galazan, Holman and Ziv, also serve as members of the board of directors of Smoke Anywhere USA, Inc., however no additional compensation is currently paid to Messrs. Galazan, Holman and Ziv in connection with their directorships over and above their consulting based compensation.
On October 1, 2009, the Company entered into a consulting agreement with Mr. Adam Laufer. The term of the agreement is 12 months, during which time, Mr. Laufer, who is an attorney will be advising the company on legal and business matters. In consideration for his services, Mr. Laufer is has been granted 600,000 stock options, exercisable at $0.18, which vest pro-rata, on a monthly basis over the term on the agreement, Mr. Laufer will also receive a monthly consulting fee of six thousand dollars.
On October 1, 2009 the Company entered into a consulting and legal services agreement with Mr. Adam Frija. Mr. Adam Frija, is the brother of our sole executive officer Mr. Kevin Frija. Mr. Adam Frija, is a lawyer and will be providing legal services to the company on a part time basis during the twelve month term of the agreement. In consideration for Mr. Adam Frija’s services, Mr Frija will receive, during the term of the agreement, a monthly consulting fee of $4,000. Mr. Frija has also been granted 600,000 stock options, exercisable at $0.18, which vest pro-rata, on a monthly basis over the term on the agreement.

On October 1, 2009, the Company entered into a consulting agreement with Mr. Jacob Levy. Mr. Levy, is the primary operator of the entity with whom we currently contract for warehousing and certain fulfillment services, which he owns together with Mr. Frija, our president and sole executive officer, Mr. Kevin Frija; See “Certain Relationships and Related Transactions, and Director Independence.” . In consideration for Mr. Levy’s services, Mr. Levy will receive, during the twelve month term of the agreement, a monthly consulting fee of $4,000. Mr. Levy has also been granted 600,000 stock options, exercisable at $0.18, which vest pro-rata, on a monthly basis over the term on the agreement.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Security ownership of certain beneficial owners. The following table provides the names and addresses of each person known to own directly or beneficially more than 5% of our outstanding Common Stock (as determined in accordance with Rule 13d-3 under the Exchange Act) as of December 31, 2009.

	Shares	Percentage of
	Beneficially	Beneficial
Name and address of beneficial owner	Owned(1)(4)	Ownership(1)
5% Stockholders
Adam Frija	1,860,300	7.44%
Isaac Galazan	4,237,350	16.95%
Jeffrey Holman	2,343,978	9.38%
Doron Ziv	2,893,800	11.58%
Vapeco Holdings	—	—

Named Executive Officers
Kevin Frija	—	0%

All Current Officers and Directors As a Group (1 person)		0%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to the community property laws where applicable, to the Company’s knowledge the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address for each person is the Company’s address at 3101 W. Hallandale Boulevard #100, Hallandale, Florida 33009.

(2)	On December 31, 2009 there were 25,000,000 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. On January 7, 2010 the Company amended and restated its articles of incorporation and subsequent to certain post closing covenants relating to the company’s acquisition of Smoke Anywhere USA, Inc., as a result of the amendment and restatement the company reverse split its stock at a 2.5:1 ratio, the shares outstanding were reduced to 10,000,000, subsequent thereto the company issued 50,000,000 shares of its common stock, as consideration for the acquisition of Smoke Anywhere USA, Inc. As of March 8, 2010 the company had outstanding 60,000,000 shares of common stock; the resulting beneficially owned shares and corresponding percentage are: Mr . Adam Frija will own 4,64,720, Mr. Galazan will own 10,169,640, Mr. Ziv will own, 6,945,120, of the company’s common stock respectively, the percentages of shares beneficially owned percentages will remain unchanged.

(3)	In determining the percent of voting stock owned by a person (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 25,000,000 shares of common stock outstanding, or 60,000,000 shares of common stock post closing undertakings, which includes a 2.5:1 reverse stock split (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)	Subsequent to the post closing issuances, Vapeco Holdings will own 4,799,966 which represents an 8% beneficial ownership, and Mr. Kevin Frija will own, 4,314,000 which represents a 7.19% beneficial ownership.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The Company has entered into indemnity agreements its sole officer and director which provides, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, judgments, fines and settlements such officer or director may be required to pay in actions or proceedings which they are or may be made a party by reason of their position as a director, officer or other agent of the Company, and otherwise to the full extent permitted under Nevada law and the Amended and Restated Bylaws of the Company.
We currently contract for warehousing and certain fulfillment services with a company that is jointly owned by our president, Kevin Frija and our shareholder Jacob Levy. Services are rendered on an at will basis and can be cancelled at anytime without notice. We believe that we are receiving more favorable terms than we would be able to receive from an unrelated third party.
Director Independence
The company is currently traded on the National Quotation Bureaus Pink Sheets. The Pink Sheets does not have any director independence requirements. Mr. Frija is presently our sole executive officer and director and as such we do not have an independent board of directors.
We have entered into an offer letter agreement with our chief executive officer that, among other things, provides for certain severance and change of control benefits. For a description of this agreement, see “—Executive Compensation”
We have indemnification agreements with each of our current director, officer and some employees.
Other than as described above under this section “Certain Relationships and Related Transactions,” since the beginning of our last fiscal year, we have not entered into any transactions, nor are there any currently proposed transactions, between us and a related party where the amount involved exceeds, or would exceed, $120,000, and in which any related person had or will have a direct or indirect material interest. We believe the terms of the transactions described above were comparable to terms we could have obtained in arm’s length dealings with unrelated third parties.

Item 14.	Principal Accounting Fees and Services.
AUDIT FEES
The aggregate fees billed by our auditors, Paritz & Co., P.A., for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2009 and review of our interim financial statements for the third quarter of 2009 was approximately $2,000.
The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2008 was approximately $8,500.
AUDIT RELATED FEES
During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.
TAX FEES
There were no tax preparation fees billed for the fiscal years ended December 31, 2009 or 2008.
ALL OTHER FEES
During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) Documents filed as part of this report
(1) All financial statements

Index to Consolidated Financial Statements

Page

Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008	36

Consolidated Statements of Operations for the two years ended December 31, 2009	37

Consolidated Statements of Shareholders’ Equity for the two years ended December 31, 2009	38

Consolidated Statements of Cash Flows for the two years ended December 31, 2009	39

Notes to Consolidated Financial Statements	40

Reports of Paritz & Co., Independent Registered Public Accounting Firm	35
(2) Financial Statement Schedules
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.
(b) Exhibits required by Item 601 of Regulation S-K
The information required by this Item is set forth on the exhibit index that follows the signature page of this report.

Paritz & Company, P.A.
VAPOR CORPORATION
(FORMERLY MILLER DIVERSIFIED CORPORATION)
CONSOLIDATED FINANCIAL STATEMENTS
WITH
REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

YEARS ENDED DECEMBER 31, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM
Board of Directors
Vapor Corporation
(formerly Miller Diversified Corporation)
Hallandale, Florida
We have audited the accompanying consolidated balance sheet of Vapor Corporation (formerly Miller Diversified Corporation) (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vapor Corporation (formerly Miller Diversified Corporation), as of December 31, 2009 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
Hackensack, New Jersey
March 23, 2010

VAPOR CORPORATION
(FORMERLY MILLER DIVERSIFIED CORPORATION)
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2009	2008

ASSETS

CURRENT ASSETS:
Cash	$841	$311,762
Due from merchant credit card processor, net of reserve for charge-backs of $30,000	361,623	—
Vendor deposits	169,424	60,000
Inventories	827,412	11,313
Sundry current assets	—	4,755

TOTAL CURRENT ASSETS	1,359,300	387,830

TOTAL ASSETS	$1,359,300	$387,830

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$453,823	$7,894
Income taxes payable	202,000	—
Customer deposits	—	21,190

TOTAL CURRENT LIABILITIES	655,823	29,084

STOCKHOLDERS’ EQUITY:
Common stock, $.001 and $1.00 par value, in 2009 and 2008 ,respectively 250,000,000 and 100 shares authorized, in 2009 and 2008, respectively 60,000,000 and 100 shares issued and outstanding, in 2009 and 2008, respectively	60,000	100
Additional paid-in capital	325,500	375,400
Retained earnings (deficiency)	317,977	(16,754)

TOTAL STOCKHOLDERS’ EQUITY	703,477	358,746

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,359,300	$387,830

See notes to financial statements

VAPOR CORPORATION
(FORMERLY MILLER DIVERSIFIED CORPORATION)
CONSOLIDATED STATEMENTS OF INCOME

	YEAR ENDED DECEMBER 31,
	2009	2008

SALES	$7,957,247	$508,718

COSTS AND EXPENSES:
Cost of sales	3,039,301	285,780
Selling, general and administrative	4,381,215	239,692

TOTAL COSTS AND EXPENSES	7,420,516	525,472

INCOME (LOSS) BEFORE INCOME TAXES	536,731	(16,754)

Income taxes	202,000	—

NET INCOME (LOSS)	$334,731	$(16,754)

NET INCOME (LOSS) PER COMMON SHARE	$0.01	$(167.54)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	24,301,159	100

See notes to financial statements

VAPOR CORPORATION
(FORMERLY MILLER DIVERSIFIED CORPORATION)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional	Retained
	Common Shares		Paid-In	Earnings
	Number	Amount	Capital	(Deficit)	Total

BALANCE — MARCH 24, 2008 (inception)	—	$—	$—	$—	$—

Issuance of common stock	100	100	375,400	—	375,500

Net loss	—	—	—	(16,754)	(16,754)

BALANCE — JANUARY 1, 2009	100	100	375,400	(16,754)	358,746

Elimination of Miller Corporation equity and common stock in connection with reverse merger	59,999,900	59,900	(59,900)	—	—

Additional investment by shareholder	—	—	10,000	—	10,000

Net income	—	—	—	334,731	334,731

BALANCE — DECEMBER 31, 2009	60,000,000	$60,000	$325,500	$317,977	$703,477

See notes to financial statements

VAPOR CORPORATION
(FORMERLY MILLER DIVERSIFIED CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2009	2008

OPERATING ACTIVITIES:
Net income (loss)	$334,731	$(16,754)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Reserve for charge-backs	30,000	—
Changes in operating assets and liabilities:
Due from merchant credit card processor	(391,623)	—
Vendor deposits	(109,424)	(60,000)
Inventories	(816,099)	(11,313)
Sundry current assets	4,755	(4,755)
Accounts payable and accrued expenses	445,896	7,894
Income taxes payable	202,033	—
Customer deposits	(21,190)	21,190

NET CASH USED IN OPERATING ACTIVITIES	(320,921)	(63,738)

FINANCING ACTIVITIES:
Additional investment by shareholder	10,000	—
Proceeds from sale of common stock	—	375,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,000	375,500

DECREASE (INCREASE) IN CASH	(310,921)	311,762

CASH — BEGINNING OF YEAR	311,762	—

CASH — END OF YEAR	$841	$311,762

See notes to financial statements

VAPOR CORPORATION
(FORMERLY MILLER DIVERSIFIED CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008
1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business description

Vapor Corporation (formerly Miller Diversified Corporation) (“Miller”) is the holding company for its wholly-owned subsidiary Smoke Anywhere U.S.A., Inc. (“Smoke”). The Company markets and distributes personal vaporizers under the Fifty-OneTM, KraveTM, EZ SmokerTM and Green PufferTM brands.

On September 1, 2009 Miller on entered into a definitive agreement with Smoke, a Florida Corporation, whereby Miller acquired 100% of the issued and outstanding shares of Smoke. As a result of the transaction, Smoke became a wholly-owned subsidiary of Miller. On November 5, 2009 Miller and Smoke completed, subject to certain post-closing undertakings, the transaction. For accounting purposes, this transaction is being accounted for as a reverse merger, since the stockholders of Smoke own a majority of the issued and outstanding shares of common stock of Miller and the directors and executive officers of Smoke now own and control in excess of 80% of Miller’s outstanding stock.

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

Revenue recognition

The Company recognizes revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.

Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Retail sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon the Company’s delivery to the carrier. Return allowances, which reduce product revenue, are estimated using historical experience. Revenue from product sales and services rendered is recorded net of sales and consumption taxes.

The Company periodically provides incentive offers to its customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases, inducement offers, such as offers for future discounts subject to a minimum current purchase, and other similar offers. Current discount offers, when accepted by the Company’s customers, are treated as a reduction to the purchase price of the related transaction, while inducement offers, when accepted by its customers, are treated as a reduction to purchase price based on estimated future redemption rates. Redemption rates are estimated using the Company’s historical experience for similar inducement offers. Current discount offers and inducement offers are presented as a net amount in “net sales.”

Deferred income taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized and when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The computation of limitations relating to the amount of such tax assets, and the determination of appropriate valuation allowances relating to the realizing of such assets, are inherently complex and require the exercise of judgment. As additional information becomes available, the Company continually assesses the carrying value of their net deferred tax assets.

Advertising

The Company expenses advertising as incurred. As of December 31, 2009, the Company has incurred advertising expenses of $970,806.

Recently Adopted and Recently Issued Accounting Guidance

Adopted

On September 30, 2009, the Company adopted changes issued by the FASB to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB no longer issues new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB issues Accounting Standards Updates. Accounting Standards Updates are not authoritative in their own right, as they only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the consolidated financial statements.

In June 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance applies to both interim financial statements and annual financial statements and is effective for interim or annual financial periods ending after June 15, 2009. This guidance does not have a material impact on the Company’s financial statements.

Issued

In June 2009, the FASB issued authoritative guidance for “Accounting for Transfers of Financial Assets,” which eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. The Company will adopt this guidance in fiscal 2010 and does not expect that the adoption will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued authoritative guidance amending existing guidance. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This guidance is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt this guidance in fiscal 2010. The Company does not expect that the adoption will have a material impact on the consolidated financial statements.

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a stand lone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes become effective on January 1, 2011. The Company has determined that the adoption of these changes will not have an impact on the consolidated financial statements, as the Company does not currently have any such arrangements with its customers.
2	DUE FROM MERCHANT CREDIT CARD PROCESSOR

Due from merchant credit card processor represents monies held in reserve by the Company’s former credit card processors. The funds are expected to be released to the Company no later than June 30, 2010 pending satisfaction of their reserve requirements and expiration of charge backs/refunds from customers.

3	INCOME TAXES
Income taxes consist of the following:

	Year ended December 31,
	2009	2008

Federal	$173,000	$—
State and local taxes	29,000	—

	$202,000	$—

The reconciliation of income tax computed at the Federal statutory rate to the provision for income taxes is as follows:

Federal taxes at statutory rates	$182,500	$—
State and local taxes, net of Federal benefit	19,500	—

	$202,000	$—

4	RELATED PARTY TRANSACTIONS The Company leases its office and warehouse space from a shareholder of the Company for $2,756 per month on a month-to-month basis.
5	CONTINGENCIES, LITIGATION AND GENERAL COMMENTS

The Company is subject to various legal proceedings and claims which have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect on results of operations or the financial condition of the Company.
6	SUBSEQUENT EVENTS

Management evaluated all activity of the Company through March 23, 2010 (the issue date of the financial statements) and noted the following:

On February 23, 2010 Smoke Anywhere USA, Inc., the Company’s wholly-owned subsidiary, filed an arbitration against TransFirst, a company providing the Company credit card transaction processing services, as required, in the event of a dispute under the services contract by and between the parties. The Company is seeking to have certain fees and fines levied on them reversed, in addition to demanding that certain monies held by TransFirst, be released to the Company.

EXHIBIT INDEX

Incorporated by Reference
Exhibit			Filing Date/
Number	Exhibit Description	Form	Period End Date
3.1	Amended and Restated Articles of Incorporation, filed with the Secretary of State of the State of Nevada on January 4, 2010.	DEF-14C	12/10/09

3.2	By-Laws of the Registrant, as amended.	8-K	01/10/86

4.1	Form of Stock Certificate of the Registrant.	10-Q	12/30/06

10.1*	VAPOR CORP Equity Incentive Plan.	DEF-14C	12/10/09

14.1**	Code of Ethics

21.1**	Subsidiaries of the Registrant.

23.1**	Consent of Paritz &Co., Independent Registered Public Accounting Firm.

24.1**	Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K).

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March 2010.

VAPOR CORP.
By:	/s/ Kevin Frija
Kevin Frija
President, Chief Executive Officer and Chief Financial Officer

Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin Frija attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Kevin Frija	Chief Executive Officer,

KEVIN FRIJA	Chief Financial Officer and Director (Principal Executive Officer & Principal Financial Officer)	March 31, 2010