Form 10-Q
period 2010-03-31
VAPOR CORP.
filed 2010-05-14
CIK 844856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-19001
VAPOR CORP.
(Exact name of Registrant as specified in its charter)

Nevada	84-1070932
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

3101 W. Hallandale Boulevard Suite 100
Hallandale, FL	33009
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 888-766-5351
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑ Yes	☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☑ Yes	☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☑ Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☑ No
The number of the Registrant’s voting and non-voting common units representing limited partner interests outstanding as of May12, 2010 was 60,000,000.

VAPOR CORPORATION
F/K/A MILLER DIVERSIFIED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash	$45,762	$841
Due from merchant credit card processor, net of reserve for chargebacks of $30,000	342,073	361,623
Accounts receivable	61,612	—
Vendor deposits	171,924	169,424
Inventories	869,121	827,412
Sundry current assets	3,180	—

TOTAL CURRENT ASSETS	1,493,672	1,359,300

DEFERRED TAXES	99,000	—

TOTAL ASSETS	$1,592,672	$1,359,300

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$836,443	$453,790
Income taxes payable	202,033	202,033

TOTAL CURRENT LIABILITIES	1,038,476	655,823

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value 250,000,000 shares authorized 60,000,000 shares issued and outstanding	60,000	60,000
Additional paid-in capital	325,500	325.500
Retained earnings	168,696	317,977

TOTAL STOCKHOLDERS’ EQUITY	554,196	703,477

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,592,672	$1,359,300

See notes to financial statements

VAPOR CORPORATION
F/K/A MILLER DIVERSIFIED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009

SALES	$1,875,642	$1,080,814

COSTS AND EXPENSES:
Cost of sales	1,000,638	543,114
Selling, general and administrative	1,123,285	283,849

TOTAL COSTS AND EXPENSES	2,123,923	826,963

(LOSS) INCOME BEFORE INCOME TAX (CREDIT) EXPENSE	(248,281)	253,851

Income tax (credit) expense	(99,000)	98,000

NET (LOSS) INCOME	$(149,281)	$155,851

BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE	$(0.00)	$1,558.51

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES	42,575,342	100

See notes to financial statements

VAPOR CORPORATION
F/K/A MILLER DIVERSIFIED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009

OPERATING ACTIVITIES:
Net (loss) income	$(149,281)	$155,851
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred tax asset	(99,000)	—
Changes in operating assets and liabilities:
Due from merchant credit card processor	19,550	—
Accounts receivable	(61,612)	—
Vendor deposits	(2,500)	(154,246)
Inventories	(41,709)	(298,043)
Sundry current assets	(3,180)	4,755
Accounts payable and accrued expenses	382,653	178,150
Customer deposits	—	(11,189)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES AND INCREASE (DECREASE) IN CASH	44,921	(124,722)

CASH — BEGINNING OF PERIOD	841	311,762

CASH — END OF PERIOD	$45,762	$187,040

See notes to financial statements

VAPOR CORPORATION
F/K/A MILLER DIVERSIFIED CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)
1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business description

Vapor Corporation F/K/A Miller Diversified Corporation (the “Company”) is the holding company for its wholly-owned subsidiary Smoke Anywhere U.S.A., Inc. The Company markets and distributes personal vaporizers under the Fifty-OneTM, KraveTM, EZ SmokerTM, and Green PufferTM brands.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included, Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2009.

Recent accounting pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (topic 820) — Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires new disclosures regarding transfers in and out of the Level l and 2 and activity within Level 3 fair value measurements. ASU 2010-06 also includes conforming amendments to employers’ disclosures about postretirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. There was no impact upon adoption of ASU 2010-06 on January 1, 2010 to the Company’s financial position or results of operations. The Company does not expect there will be an impact to its financial position or results of operations for the additional disclosure requirements in 2011.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 requires an entity that is a Securities and Exchange Commission (“SEC”) filed to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on the Company’s results of operation or its financial position.

Income taxes

As of March 31, 2020, the Company has a U.S. Federal net operating loss carryforward of approximately $248,000. The Federal net operation loss carryforward expires in 2029. The deferred tax asset resulting from this loss carryforward is approximately $99,000.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforward and research and development credits may be subject to the above limitations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following Management’s Discussion and Analysis together with our financial statements and notes to those financial statements included elsewhere in this report.
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
Results of Operations for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
During the three months ended March 31, 2010 we had $1,875,642 in revenues. This was an increase of $794,828 or approximately 73.5% from the three months ended March 31, 2009.
Our operating expenses increased by $457,524 to $1,000,638 for the three months ended March 31, 2010. This was an increase of 84%, as compared to operating expenses of $543,114 for the three months ended March 31, 2009. Our operating expenses for the three months ended March 31, 2010 consisted of general and administrative expenses of $1,123,285 compared to general and administrative expenses of $283,849 for the three months ended March 31, 2009.
During the three months ended March 31, 2010 we had $0 in research and development costs. This was unchanged from the three months ended March 31, 2009.
We had net loss of $149,281 for the three months ended March 31, 2010, as compared to net income of $155,851 for the three months ended March 31, 2009.
Liquidity and Capital Resources
During the three months ended March 31, 2010 we had total assets of $1,592,672.
During the three months ended March 31, 2010 we had total liabilities of $1,038,476 as compared to total liabilities of $655,823 for the three months ended March 31, 2009.
We had retained earnings of $168,696 and total stockholders’ equity of $554,196 as of March 31, 2010.
Our net cash provided by operating activities was $44,921 for the three months ended March 31, 2010 which included net loss of $149,281, and accounts payable and other accrued liabilities of $382,653. Net cash used in operating activities for the three months ended March 31, 2009 was $124,722, which included a net income of $155,851, the acquisition and purchase of inventories in the amount of $298,043 and accounts payable and other accrued liabilities of $178,150.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
A smaller reporting company is not required to provide the information required by this Item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2010 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based and has concluded that its internal control over financial reporting was effective as of March 31, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the first quarter of fiscal 2010, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
As of March 31, 2010, the end of the quarterly period covered by this report, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.
Smoke Anywhere USA, Inc. v. TransFirst
On February 23, 2010 Smoke Anywhere USA, Inc., our wholly owned subsidiary, filed an arbitration against TransFirst, a company providing us credit card transaction processing services, as required, in the event of a dispute under the services contract by and between the parties. TransFirst refused arbitration in the forum the company selected and filed Complaint to Compel Arbitration and for Related Declaratory Relief in the state of Colorado. We have retained the law firm of Greenberg Traurig to represent us. We are seeking to have certain fees and fines related to our credit card processing activities reversed, in addition to demanding that certain monies held by TransFirst, be released to the Company.
Item 1A. Risk Factors.
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. (Removed and Reserved).
Item 5. Other Information.
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit			Filing Date/
Number	Exhibit Description	Form	Period End Date
3.1*	Amended and Restated Articles of Incorporation, filed with the Secretary of State of the State of Nevada on January 4, 2010.	DEF-14C	12/10/09

3.2*	By-Laws of the Registrant, as amended.	8-K	01/10/86

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Previously Filed

**	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of May 2010.

VAPOR CORP.
By:	/s/ Kevin Frija
Kevin Frija
President, Chief Executive Officer and Chief Financial Officer