Form 10-Q
period 2010-06-30
VAPOR CORP.
filed 2010-08-16
CIK 844856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☑ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☑ No
The number of the Registrant’s voting and non-voting common units representing limited partner interests outstanding as of August 14, 2010 was 60,000,000.

VAPOR CORPORATION
F/K/A MILLER DIVERSIFIED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash	$227,852	$841
Due from merchant credit card processor, net of reserve for chargebacks of $60,000	595,471	361,623
Accounts receivable, net of allowance of $5,000	245,794	—
Vendor deposits	127,355	169,424
Inventories	501,964	827,412
Sundry current assets	1,535	—

TOTAL CURRENT ASSETS	1,699,971	1,359,300

TOTAL ASSETS	$1,699,971	$1,359,300

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$855,802	$453,790
Income taxes payable	191,858	202,033

TOTAL CURRENT LIABILITIES	1,047,660	655,823

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value 250,000,000 shares authorized 60,000,000 shares issued and outstanding	60,000	60,000
Additional paid-in capital	325,500	325.500
Retained earnings	266,811	317,977

TOTAL STOCKHOLDERS’ EQUITY	652,311	703,477

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,699,971	$1,359,300

See notes to financial statements

VAPOR CORPORATION
F/K/A MILLER DIVERSIFIED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009

SALES	$4,739,834	$3,047,667	$2,864,192	$1,966,853

COSTS AND EXPENSES:
Cost of sales	2,504,018	1,624,789	1,503,380	1,081,675
Selling, general and administrative	2,297,156	696,558	1,173,871	412,709

TOTAL COSTS AND EXPENSES	4,801,174	2,321,347	2,677,251	1,494,384

(LOSS) INCOME BEFORE INCOME TAX (CREDIT) EXPENSE	(61,340)	726,320	186,941	472,469

Income tax (credit) expense	(10,174)	280,505	88,826	182,505

NET (LOSS) INCOME	$(51,166)	$445,815	$98,115	$289,964

BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE	$(0.00)	$4,458.15	$0.00	$2,899.64

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES	49,643,836	100	49,643,836	100

See notes to financial statements

VAPOR CORPORATION
F/K/A MILLER DIVERSIFIED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009

OPERATING ACTIVITIES:
Net (loss) income	$(51,166)	$445,815	$98,115	$289,964
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Deferred tax asset	—	—	123,826	—
Changes in operating assets and liabilities:
Due from merchant credit card processor	(233,848)	—	(283,398)	—
Accounts receivable	(245,794)	—	(189,182)	—
Vendor deposits	42,069	(115,311)	44,569	38,935
Inventories	325,448	(323,516)	367,157	(25,473)
Sundry current assets	(1,535)	4,755	1,645	—
Accounts payable and accrued expenses	402,012	38,742	19,358	(139,408)
Income taxes payable	(10,175)	280,505	—	280,505
Customer deposits	—	(21,190)	—	(10,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	227,011	309,800	182,090	434,523

FINANCING ACTIVITIES:
Investment from stockholder	—	10,000	—	10,000
Dividends paid to stockholders	—	(88,800)	—	(88,800)

NET CASH USED IN FINANCING ACTIVITIES	—	(78,800)	—	(78,800)

INCREASE IN CASH	227,011	231,000	182,090	355,723

CASH — BEGINNING OF PERIOD	841	311,762	45,762	187,039

CASH — END OF PERIOD	$227,852	$542,762	$227,852	$542,762

See notes to financial statements

VAPOR CORPORATION
F/K/A MILLER DIVERSIFIED CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)
1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business description
Vapor Corporation F/K/A Miller Diversified Corporation (the “Company”) is the holding company for its wholly-owned subsidiary Smoke Anywhere U.S.A., Inc. The Company markets and distributes personal vaporizers under the Fifty-OneTM, KraveTM, EZ SmokerTM, and Green PufferTM brands.
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included, Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2009.
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
Results of Operations for the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
During the six months ended June 30, 2010 we had $4,739,834 in revenues. This was an increase of $1,692,167 or approximately 56% from the six months ended June 30, 2009.
Our cost of sales increased by $879,229 to $2,504,018 for the six months ended June 30, 2010. This was an increase of 54%, as compared to cost of sales of $1,624,789 for the six months ended June 30, 2009. Our operating expenses for the six months ended June 30, 2010 consisted of selling, general and administrative expenses of $2,297,156 compared to selling, general and administrative expenses of $696,558 for the six months ended June 30, 2009. This was an increase of $1,600,598 or approximately 230% from the six months ended June 30, 2009.
During the six months ended June 30, 2010 we had $0 in research and development costs. This was unchanged from the six months ended June 30, 2009.
We had net loss of $51,166 for the six months ended June 30, 2010, as compared to net income of $445,815 for the six months ended June 30, 2009.
Liquidity and Capital Resources
During the six months ended June 30, 2010 we had total assets of $1,699,971.
During the six months ended June 30, 2010 we had total liabilities of $1,047,660.
We had retained earnings of $266,811 and total stockholders’ equity of $652,311 as of June 30, 2010.
Our net cash provided by operating activities was $227,011 for the six months ended June 30, 2010 which included net loss of $51,166, and accounts payable and other accrued liabilities of $402,012. Net cash provided by operating activities for the six months ended June 30, 2009 was $309,800, which included a net income of $445,851, the acquisition and purchase of inventories in the amount of $323,516 and accounts payable and other accrued liabilities of $38,742.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2010 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based and has concluded that its internal control over financial reporting was effective as of June 30, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
As of June 30, 2010, the end of the quarterly period covered by this report, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.
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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. (Removed and Reserved).
Item 5. Other Information.
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit				Filing Date/
Number		Exhibit Description	Form	Period End Date
3.1	*	Amended and Restated Articles of Incorporation, filed with the Secretary of State of the State of Nevada on January 4, 2010.	DEF-14C	12/10/09

3.2	*	By-Laws of the Registrant, as amended.	8-K	01/10/86

31.1	**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2	**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1	**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Previously Filed

**	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of August 2010.

VAPOR CORP.
By:	/s/ Kevin Frija
Kevin Frija
President, Chief Executive Officer and Chief Financial Officer