Form 10-Q
period 2010-09-30
VAPOR CORP.
filed 2010-11-15
CIK 844856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of the Registrant’s voting and non-voting common units representing limited partner interests outstanding as of November 14, 2010 was 60,135,344

VAPOR CORPORATION
F/K/A MILLER DIVERSIFIED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$126,876	$841
Due from merchant credit card processor, net of reserve for chargebacks of $60,000	341,774	361,623
Accounts receivable, net of allowance of $5,000	176,760	—
Vendor deposits	127,355	169,424
Inventories	555,342	827,412
Sundry current assets	2,048	—

TOTAL CURRENT ASSETS	1,330,155	1,359,300

TOTAL ASSETS	$1,330,155	$1,359,300

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$584,933	$453,790
Income taxes payable	140,032	202,033

TOTAL CURRENT LIABILITIES	724,965	655,823

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value
250,000,000 shares authorized 60,135,000 & 60,000,000 shares issued and outstanding, respectively	60,135	60,000
Additional paid-in capital	347,115	325,500
Retained earnings	197,940	317,977

TOTAL STOCKHOLDERS’ EQUITY	605,190	703,477

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,330,155	$1,359,300

See notes to financial statements

VAPOR CORPORATION
F/K/A MILLER DIVERSIFIED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009

SALES	$7,520,233	$4,484,729	$2,780,399	$1,437,062

COSTS AND EXPENSES:
Cost of sales	4,161,503	2,173,618	1,657,485	548,829
Selling, general and administrative	3,540,767	1,642,334	1,243,611	945,776

TOTAL COSTS AND EXPENSES	7,702,270	3,815,952	2,901,096	1,494,605

(LOSS) INCOME BEFORE INCOME TAX (CREDIT) EXPENSE	(182,037)	668,777	(120,697)	(57,543)

Income tax (credit) expense	(62,000)	265,725	(51,826)	(14,780)

NET (LOSS) INCOME	$(120,037)	$403,052	$(68,871)	$(42,763)

BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE	$(0.00)	$4,030.52	$0.00	$(427.63)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES	60,005,301	100	60,005,301	100

See notes to financial statements

VAPOR CORPORATION
F/K/A MILLER DIVERSIFIED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009

OPERATING ACTIVITIES:
Net (loss) income	$(120,037)	$403,052	$(68,871)	$(42,763)
Stock issued for services	21,750	—	21,750	—
Changes in operating assets and liabilities:
Due from merchant credit card processor	19,849	—	253,697	—
Accounts receivable	(176,760)	—	69,034	—
Vendor deposits	42,069	(83,333)	—	31,978
Inventories	272,070	(788,431)	(53,378)	(464,915)
Sundry current assets	(2,048)	4,755	(513)	—
Accounts payable and accrued expenses	131,143	230,024	(270,869)	191,282
Income taxes payable	(62,001)	265,726	(51,826)	(14,779)
Customer deposits	—	(21,190)	—	—

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	126,035	10,603	(100,976)	(299,197)

FINANCING ACTIVITIES:
Investment from stockholder	—	10,000	—	88,800

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	10,000	—	88,800

INCREASE (DECREASE) IN CASH	126,035	20,603	(100,976)	(210,397)

CASH — BEGINNING OF PERIOD	841	311,762	227,852	542,762

CASH — END OF PERIOD	$126,876	$332,365	$126,876	$332,365

See notes to financial statements

VAPOR CORPORATION
F/K/A MILLER DIVERSIFIED CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)
1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business description
Vapor Corporation F/K/A Miller Diversified Corporation (the “Company”) is the holding company for its wholly-owned subsidiary Smoke Anywhere U.S.A., Inc. The Company markets and distributes personal vaporizers under the Fifty-OneTM, KraveTM, EZ SmokerTM, and Green PufferTM brands.
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included, Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2009.
Recent accounting pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (topic 820) - Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires new disclosures regarding transfers in and out of the Level l and 2 and activity within Level 3 fair value measurements. ASU 2010-06 also includes conforming amendments to employers’ disclosures about postretirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. There was no impact upon adoption of ASU 2010-06 on January 1, 2010 to the Company’s financial position or results of operations. The Company does not expect there will be an impact to its financial position or results of operations for the additional disclosure requirements in 2011.
In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 requires an entity that is a Securities and Exchange Commission (“SEC”) filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on the Company’s results of operation or its financial position.
2	RELATED PARTY TRANSACTIONS
The Company leases its office and warehouse space from a shareholder of the Company for $2,756 per month on a month-to-month basis.
The Company utilizes the services of an entity that is owned 50% of the CEO of the Company. The entity performs fulfillment services for the Company at a cost that is approximately equal to what these services would cost from an unrelated third party.

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
Recent Developments
Purchase Business Combination:
On September 1, 2009 Miller Diversified, Corp. (“we,” “Miller” or the “Company”) entered into a definitive agreement (the “Agreement”) with Smoke Anywhere USA, Inc., a Florida corporation (“Smoke”) to acquire 100% of the issued and outstanding shares of Smoke Anywhere USA, Inc., as a result of the transaction Smoke became a wholly-owned subsidiary of the Company. On November 5, 2009, Miller and Smoke, completed, subject to certain post closing undertakings, the transaction. The transaction contemplated by the Agreement was intended to be a “tax-free” reorganization pursuant to the provisions of Section 351 and 368 of the Internal Revenue Code of 1986, as amended. For accounting purposes, this transaction was being accounted for as a reverse merger, since the stockholders of Smoke own a majority of the issued and outstanding shares of common stock of the Company, and the directors and executive officers of Smoke now own and control in excess of eighty percent of the company’s outstanding stock.

In connection with the Company’s acquisition of the common stock of Smoke, the Company issued 20,670,000 shares of common stock of Miller to the SMOKE Shareholders, of which 2,074,640 of the Miller shares of Common Stock were loaned to the Company by, the Company’s controlling shareholder. Pursuant to the Acquisition Agreement and Plan of Merger, the company issued an additional 50,000,000 shares, subsequent to certain corporate actions as set forth in the Acquisition Agreement and Plan of Merger.
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
Results of Operations for the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009
During the nine months ended September 30, 2010 we had $7,520,233 in revenues. This was an increase of $3,035,504 or approximately 68% for the nine months ended September 30, 2009.
Our cost of sales increased by $1,987,885 to $4,161,503 for the nine months ended September 30, 2010. This was an increase of 91%, as compared to cost of sales of $2,173,618 for the nine months ended September 30, 2009. Our operating expenses for the nine months ended September 30, 2010 consisted of selling, general and administrative expenses of $3,519,017 compared to selling, general and administrative expenses of $1,642,334 for the nine months ended September 30, 2009. This was an increase of $1,876,683 or approximately 114% for the nine months ended September 30, 2009.
During the nine months ended September 30, 2010 we had $0 in research and development costs. This was unchanged from the nine months ended September 30, 2009.
We had net loss of $125,887 for the nine months ended September 30, 2010, as compared to net income of $403,052 for the nine months ended September 30, 2009.
Liquidity and Capital Resources
During the nine months ended September 30, 2010 we had total assets of $1,330,155.
During the nine months ended September 30, 2010 we had total liabilities of $724,965.
We had retained earnings of $197,940 and total stockholders’ equity of $577,590 as of September 30, 2010.
Our net cash provided by operating activities was $126,035 for the nine months ended September 30, 2010 which included net loss of $120,037, and accounts payable and other accrued liabilities of $131,143. Net cash provided by operating activities for the nine months ended September 30, 2009 was $10,603, which included a net income of $403,052, the acquisition and purchase of inventories in the amount of $788,431 and accounts payable and other accrued liabilities of $230,024.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2010 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based and has concluded that its internal control over financial reporting was effective as of September 30, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
As of September 30, 2010, the end of the quarterly period covered by this report, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.
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
On September 14, 2010 the Company issued a total of 125,000 shares of stock as compensation pursuant to several sponsorship agreements with certain professional poker players for marketing services rendered during the World Series of Poker, poker tournament in Las Vegas, Nevada.
The unregistered shares were issued as follows:
Michael Mizrachi 60,000; Robert Mizrachi 45,000; Eric Mizrachi 5,000; Daniel Mizrachi 5,000; David Rheem 5,000; Noah Boeken 5,000.
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
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of Novmeber 2010.

VAPOR CORP.
By:	/s/ Kevin Frija
Kevin Frija
President, Chief Executive Officer and Chief Financial Officer