Form 10-K
period 2010-12-31
VAPOR CORP.
filed 2011-03-31
CIK 844856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of March 31, 2011, was approximately $20,098,122 based upon the closing price reported for such date on the Over the Counter Bulletin Board market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
60,135,344 shares of Common Stock Issued and Outstanding as of March 30, 2011

VAPOR, CORP.

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
Company Background
Vapor Corp. and its wholly-owned subsidiaries (collectively “Vapor” or the “Company”) design, market, and distribute electronic cigarettes, under the Fifty-One®, Krave®, EZ Smoker®, Smoke Star® and Green Puffer® brands. “Electronic cigarettes” or “e-cigarettes,” are battery-powered products that enable users to inhale nicotine vapor without smoke, tar, ash, or carbon monoxide. Designed to look like a traditional cigarette, each e-cigarette consists of three parts: the nicotine cartridge, the atomizer or heating element, and the battery and electronics.
The Company sells its products through its online stores, its direct response television marketing efforts, to retail channels through its direct sales force, and through third-party wholesalers, retailers, and value-added resellers. The Company’s fiscal year is the 52 or 53-week period that ends on the last day of December. Unless otherwise stated, all information presented in this Form 10-K is based on the Company’s fiscal calendar. The Company was originally incorporated as Miller Diversified Corp in 1987 as a Nevada corporation, and operated in the commercial cattle feeding business until October 31, 2003 when the company sold substantially all of its assets and became a discontinued operation. On September 1, 2009, the Company acquired Smoke Anywhere USA, Inc. in a reverse triangular merger; and as a result of the merger Smoke Anywhere became our sole operating business. On January 7, 2010 the Company changed its name to Vapor Corp. Our corporate website is located at www.vapor-corp.com.

The Electronic Cigarette
Electronic cigarettes are electronic devices, the functional elements include: 1) a small plastic cartridge that contains a liquid nicotine solution, 2) the atomizer, which is a heating element that vaporizes the liquid nicotine so that it can be inhaled, and; 3) the electronics, which include: a rechargeable lithium-ion battery and an LED which illuminates to indicate use.
When a user draws air through the device, the air flow is detected by a sensor, which activates a heating element that vaporizes the solution stored in the mouthpiece/cartridge, the solution is then vaporized and it is this vapor that is inhaled by the user. The solution depending on the model may or may not contain nicotine and may or not be flavored. We sell our products in a kit, or as separate components. We also offer for sale replacement cartridges to be used with our non-disposable electronic cigarettes when the cartridges become depleted.
We sell a variety of electronic cigarettes; rechargeable and disposable. E-cigarettes are available in two varieties, a two piece unit which we market under our DUO® product line and our three piece unit, which we market under our TRIO® product line.
The DUO®
The DUO’s 2-part construction (battery component and cartridge) features a disposable all-in-one atomized cartridge (also known as a “cartomizer”). This cartomizer is replaced when the nicotine solution is depleted from use. The all-in-one configuration eliminates the need for maintenance of a separate atomizer.
The TRIO®
The TRIO’s 3-part construction (battery component, atomizer, and cartridge) features a separate atomizer from the cartridge; the atomizer is reused and requires separate maintenance over its useful life. Replacement atomizers are available for sale and are easily serviceable by the user. In the TRIO, the only thing that needs to be replaced is the nicotine cartridge.

Cartridges and Accessories
We also market, refill cartridges in an assortment of flavors and nicotine levels, including a no nicotine cartridge. In addition to other accessories including but not limited to USB, home and car charging devices; carrying cases, replacement parts and other accessories.
Our products are relatively new to market, as is the industry in which we operate. Regulations are emerging that will shape the manner and form in which we operate our business and develop our business plans and strategies going forward. We expect our products will be regulated by the U.S. Food and Drug Administration (FDA), state and municipal government, and foreign governmental agencies for those respective countries in which we sell our products. Complying with said regulations will be a critical element of our business operations and success.
The Market for Our Products
We market our e-cigarettes as an alternative to traditional tobacco cigarettes. Electronic cigarettes offer a “smoking” experience without the burning of tobacco leaf and as a result, electronic cigarettes offer its users the ability to satisfy their nicotine cravings without smoke, tar, ash or carbon monoxide, and in many cases electronic cigarettes may be used where tobacco burning cigarettes may not.
According to the American Heart Association, there are approximately 45 million smokers in the United States and the World health Organization reports that globally, approximately 15 billion cigarettes are smoked on a daily basis. In 2009, based on industry estimates, electronic cigarette sales were estimated at $100 million, with more than half a million consumers in the U.S. alone (according to the Electronic Cigarette Association, a Washington D.C. based industry trade group, formed in May, 2009,) which equates to approximately 0.1% of the $86.8 billion of cigarette and cigar sold in the U.S in 2006 according to the U.S. Department of Agriculture, Economic Research Service.
Our products, in addition to being sold online and through our direct response television marketing campaigns, are currently sold in convenience stores, tobacco shops and at kiosk locations in shopping malls throughout the country. We believe that electronic cigarettes offer smokers a superior experience to tobacco burning cigarettes and are far more convenient when they can be used where traditional cigarettes cannot.
Electronic cigarettes, since their introduction to the US market have largely been sold online, while tobacco products, most notably cigarettes are currently sold in approximately 150,000 retail locations. We believe that future growth of electronic cigarettes is dependent on higher volume, lower margin sales channels, like the broad based distribution network through which cigarettes are sold, and as such, We are focusing on growing our retail distribution reach by entering into distribution agreements with large and established value added resellers and by focusing our sales efforts on regional and national retail chains. We believe that these higher volume lower margin opportunities are critical towards broadening the reach and appeal of e-cigarettes and as electronic cigarettes become more widely known and available, the market for our products will grow.

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
Competition
We compete with other sellers of electronic cigarettes; the nature of our competitors is varied as the market is highly fragmented and the barriers to entry into the business are low. Our direct competitors sell products that are substantially similar to ours and through the same channels through which we sell our electronic cigarette products. We compete with these direct competitors for sales through distributors, wholesalers and retailers, including but not limited to national chain stores, tobacco shops, gas stations, travel stores, shopping mall kiosks, in addition to direct to public sales through the internet, mail order and telesales.

As a general matter, we have access to and market and sell the similar electronic cigarettes as our competitors and since we sell our products at substantially similar prices as our competitors; accordingly, the key competitive factors for our success is the quality of service we offer our customers, the scope and effectiveness of our marketing efforts, including media advertising campaigns and, increasingly, the ability to identify and develop new sources of customers.
Part of our business strategy focuses on the establishment of contractual relationships with distributors. We are aware that e-cigarette competitors in the industry are also seeking to enter into such contractual relationships. In many cases, competitors for such contracts may have greater management, human, and financial resources than we do for entering into such contracts and for attracting distributor relationships.
Certain of our electronic cigarette competitors may have better control of their supply and distribution, be, better established, larger and better financed than our Company, however we believe that as a public company we will have better access to capital, management and resources needed to build our business and pursue any regulatory approvals that may be needed in connection with future sales of our products, as the law demands it.
We also compete with the worlds largest tobacco companies “Big Tobacco” as our products deliver nicotine like traditional cigarette and tobacco products. Big Tobacco has nearly limitless resources, global distribution networks in place and a customer base that is fiercely loyal to their brands. Additionally, if tobacco companies seek to compete against us in offering alternative products to traditional cigarettes, namely e-cigarettes or similar alternatives, (ie. R.J. Reynolds have filed a patent application for an e-cigarette-like device which they refer to as a “Tobacco-Containing Smoking Article”) our ability to differentiate ourselves based on the uniqueness of our product offering will be gone and competing against them will be an even greater challenge.
Moreover, based on consumer use and demand we may find ourselves competing with not only the world’s largest tobacco companies but the world’s largest pharmaceutical companies as well, big pharma. Both big pharma and big tobacco have limitless resources with which to compete against us and both have far greater resources than us and we would be hard pressed to compete successfully against either industry’s participants.
Source and Availability of Raw Materials
We believe that an adequate supply of product and raw materials will be available to us as needed and from multiple sources and suppliers.
Trademarks
We have been awarded trademarks on certain of our brands, including: Krave®, EZsmoker®, Smoke Star®, Fifty-One® and Green Puffer®. We have and continue to market, develop and invest in each of these brands.

Government Regulation
On January 24, 2011, The United States Court of Appeals for the District of Columbia Circuit denied a petition for an en banc review of the Court’s December 7, 2010 opinion which affirmed the United States District Court for the District of Columbia’s January 14, 2010 opinion and ordered that ”...the FDA cannot regulate customarily marketed tobacco products under the FDCA’s [Food Drug and Cosmetic Act] drug/device provisions, that it can regulate tobacco products marketed for therapeutic purposes under those provisions, and that it can regulate customarily marketed tobacco products under the Tobacco Act” [Family Smoking Prevention and Tobacco Control Act — FSPTCA] and that “...Regarding harm to third parties and to the public interest, the district court observed that the FDA had cited no evidence to show that electronic cigarettes harmed anyone.” To this end, the Court further ordered that the FDA’s motion to reinstate stay of preliminary injunction be dismissed as moot setting aside import alert 66-41 which the FDA issued in early 2009 which sought to restrict imports of electronic cigarettes into the United States.
The Tobacco Act, in its construction does not speak directly to electronic cigarettes and as such, we have contacted the FDA for guidance on how to comply with the FSPTCA. To date the FDA has not provided us guidance nor have they published any materials which would suggest how to comply with the Tobacco Act. We anticipate that regulations and guidance will be forthcoming and we intend, within the best of our abilities, to operate in accordance with FDA regulations.
Presently, several municipal and state governments are contemplating, enacting and or have enacted legislation which recognizes electronic cigarettes as tobacco products and imposes on their sales and use, similar and or the same restrictions that are presently applied to traditional tobacco cigarettes; which include a prohibition on sales to minors and restrictions as to where electronic cigarettes may be used.
There are several pieces of legislation that currently regulate cigarettes and other tobacco products, namely, The Prevent All Cigarette Trafficking Act (the PACT Act,) Jenkins ACT and the Federal Cigarette Labeling and Advertising Act. Currently, none of these acts specifically apply to electronic cigarettes, however should these acts be amended to include electronic cigarettes we would be subjected to regulations that would significantly affect our current business operations and likely result in significant costs to the company in its efforts to comply with each of these Acts.
Employees
We employ 21 full-time and 3 part-time employees. Our employees are not unionized and we believe we have good relations with our employees.

Available Information
The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at www.vapor-corp.com when such reports are available on the SEC website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Item 1A.	RISK FACTORS
Risks Related to Our Business
We Market a Single Class of Products, Which may be Subject to Certain Government Regulations, Whose Approval We may or may not be Able to Achieve.
Electronic cigarettes, which are our sole product offering, are new to the marketplace and may be subject to regulation as a tobacco product and possibly as a drug and drug device if marketed using therapeutic claims. Most E-cigarettes are sold as a means of delivering nicotine to the body. The Food and Drug Administration (“FDA”) is the regulatory agency which oversees tobacco products; however at present it is unclear what, if any regulatory process is required to import, market, manufacture and or distribute e-cigarettes. To date the FDA has not established a definitive policy regulating electronic cigarettes.
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
Currently, we do not have key person life insurance on Mr. Frija our sole executive officer and board member and may be unable to obtain such insurance in the near future due to high cost or other reasons. The loss of the services of Mr. Frija or any of our key employees could have a material adverse effect on our business, if we are unable to find suitable replacements.
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
Our Limited Operating History Makes it Difficult to Evaluate Our Future Performance.
Our limited operating history makes it difficult to evaluate our current business and our prospects. The likelihood of our future success must be viewed in light of the problems, expenses, difficulties, delays and complications often encountered in the operation of a new business and new industry and product category, where failures of new companies and products are common. We are subject to the risks inherent in the ownership and operation of a development stage company, including regulatory setbacks and delays, fluctuations in expenses, competition and government regulation. If we fail to address these risks and uncertainties our business, results of operations, financial condition and prospects would be adversely affected.
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

However, we may require additional working capital to support our operations during any regulatory period, as established by the FDA under the Tobacco Act, wherein we may be precluded from marketing and or selling electronic cigarettes. We expect to raise any required additional funds through public or private equity offerings, debt financings, corporate collaborations, governmental research grants may in some cases be available to us. We may also seek to raise additional capital to fund additional product development efforts, even if we have sufficient funds for our planned operations.
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
Our Product Faces Intense Media Attention and Public Pressure
Our product is new to the marketplace and since its introduction certain members of the media, politicians, government regulators and advocate groups, including independent doctors have called for an outright ban of all electronic cigarettes, pending regulatory review and a demonstration of safety. A ban of this type would likely have the effect of terminating our United States’ sales and marketing efforts, of certain products which we may currently market or have plans to market in the future. Such a ban would also likely cause public confusion as to which products are the subject of the ban and which are not and would have a material adverse effect on our business, financial condition and performance.
Our Products Contain Nicotine Which is Considered to be a Highly Addictive Substance.
Certain of our electronic cigarette and electronic cigarette cartridges contain nicotine, a chemical found in cigarettes and other tobacco products which is considered to be highly addictive. The Family Smoking Prevention and Tobacco Control Act, empowers the FDA to regulate the amount of nicotine found in tobacco products, but may not require the reduction of nicotine yields of a tobacco product to zero. Any FDA regulation may require us to reformulate, recall and or discontinue certain of the products we may sell from time to time, which may have a material adverse effect on our ability to market our products and have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.
The Market For Electronic Cigarettes Is Uncertain And Is Still Evolving.
Electronic cigarettes having recently been introduced to market, are at an early stage of development and are evolving rapidly and are characterized by an increasing number of market entrants. Our future revenues and any future profits are substantially dependent upon the widespread acceptance and use of e-cigarettes. Rapid growth in the use of, and interest in, e-cigarettes is a recent phenomenon, and may not continue on a lasting basis. The demand and market acceptance for these products is subject to a high level of uncertainty.

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
Downturns In The Economy May Affect the Demand for our Products and our Financial Performance
Electronic cigarettes are new to market and may be regarded by users as a novelty item and expendable as such demand for our products may be extra sensitive to economic conditions. When economic conditions are prosperous, discretionary spending increases; conversely, when economic conditions are unfavorable, discretionary spending declines. Any significant decline in general corporate conditions or the economy that affect consumer spending could have a material adverse effect on the Company’s business and consequently, upon an investment in the Common Stock of our Company.

We may Become Dependent on Foreign Sales to Maintain Our Business.
If the FDA or other state or Federal government agencies restrict or prohibit the sale electronic cigarettes in the United States, in part or in whole, our ability to maintain our business will become dependent on our ability to successfully commercialize our product and brands in foreign jurisdictions where our product can be sold. Our inability to establish distribution in foreign jurisdictions, specifically those that allow for the sale of e-cigarettes will deprive us of the operating revenue we require to fund any domestic regulatory approval effort and continue to maintain our business operations.
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
Our Success is Dependent Upon Our Marketing Efforts.
We have limited marketing experience in marketing electronic cigarettes and limited financial, personnel and other resources to undertake extensive marketing activities. If we are unable to generate significant market awareness for our products and our brands our operations may not generate sufficient revenues for us to execute our business plan, generate revenues and achieve profitable operations.
We Rely on the Efforts of Our Outside Independent Sales Force to Generate Sales.
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

We May Not Be Able to Adapt to Trends In our Industry.
We may not be able to adapt as the e-cigarette industry and customer demand evolves; whether attributable to regulatory constraints, mis-management or a lack of financial resources or, our failure to respond in a timely manner; to new technologies, customer preferences, changing market conditions or new developments in our industry. Any of the failures to adapt or inabilities described herein or otherwise would have a material adverse effect on our business, prospects, financial condition and results of operations.
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
We Depend On Third Party Suppliers and Manufacturers For Our Electronic Cigarette Products.
We do not own or control our supply chain our suppliers or our suppliers’ suppliers, therefore we are unable to control or ensure our supply of products or the consistency of those products. We depend on third-party suppliers and manufacturers for our electronic cigarettes, which includes, but is not limited to, our electrical components, technology, flavorings and essences. Our customers associate certain characteristics of our products including the weight, feel, draw, flavor, packaging and other unique attributes of our products to the brands we market, distribute and sell. Any interruption in supply and or consistency of our products may harm our relationships and goodwill with customers, and have a materially adverse affect on our cash flow and our operations.

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
We Use Chinese Manufacturers for the Production of Our Products.
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
Product Exchanges, Returns, Warranty Claims, Defect and Recalls May Adversely Affect Our Business
Any and all products are subject to customer service claims, malfunctions and defects, which may subject us to requests for product exchanges, returns, warranty claims and recalls. If we are unable to maintain an acceptable degree of quality control of our products we will incur costs of replacing and or recalling our products and servicing our customers. Any product returns, exchanges, and or recalls we may make will have a material adverse effect on our business, our operations and our profitability and will likely result in the loss of customers and goodwill. Moreover products that do not meet our quality control standards and or those products that do not comply with U.S. safety and health standards or that may be defective may reduce the effectiveness, enjoyment and or cause harm to property, person and or death to persons who use the product. Any such instance will likely result in claims against us and potentially subject us to liability and legal claims which may cause injury to our reputation, goodwill and operating results.
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
We Depend on Our Intellectual Property Rights to Distinguish our Brands and Products.
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
We are currently developing, and in the future will continue to develop, new products and brands, the risks of which will be difficult to ascertain until these products and or brands are commercially launched. For example, we are developing new formulations, packaging and distribution channels. Any negative events or results that may arise as we develop new products or brands may adversely affect our reputation, business, financial condition and results of operations.
Our Ability to Implement our Strategy of Attracting and Retaining Employees may be Impaired by the Uncertainty in our Business due to the FDA’s public Statements.
Recent FDA statements with respect to electronic cigarette products, the uncertainty of present and future regulations is likely to injure our ability to compete for talented employees and managers, who may be drawn to more established companies and as a result, we may be unable to attract talented employees, managers, consultants and contractors to help us grow our business.
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
We Face a Risk of Product Liability Claims and may not be Able to Obtain Adequate Insurance.
Our business exposes us to potential liability risks that may arise from the sale and use of our products. Liability claims may be expensive to defend and result in large judgments against us. We currently carry liability insurance, however there is no assurance that it will continue to be available to us at an affordable price if at all. Our insurance may not reimburse us, or the coverage may not be sufficient to cover claims made against us. We cannot predict any or all of the possible harms or side effects that may result from the use of our current products or any future products and, therefore, the amount of insurance coverage we currently hold may not be adequate to cover all liabilities we might incur. If we are sued for any injury allegedly caused by our products, our liability could exceed our ability to pay the liability. Whether or not we are ultimately successful in any adverse litigation, such litigation could consume substantial amounts of our financial and managerial resources, all of which could have a material adverse effect on our business, financial condition, results of operations, prospects and stock price.
We do not presently carry product recall insurance and there is no assurance that it would be available to us at a reasonable cost or at all. In the event we were required to recall certain products due to defects or safety concerns, the costs associated with recalling those products, might be greater than we can afford and as a result could have a material adverse effect on our abilities to maintain operations.
We Face Substantial And Increasing Competition.
We face intense competition from direct and indirect competitors, including “big pharma,” “big tobacco” and other known and established or yet to be formed electronic cigarette companies, each of whom pose a competitive threat to our current business and future prospects. We expect competition to intensify in the future. Certain of these companies are either currently competing with us or are focusing significant resources on providing products that will compete with our electronic cigarette product offerings in the future.
There can be no assurance that we will be able to compete successfully against any of our competitors, some of whom have far greater resources, capital, experience, market penetration, sales and distribution channels than us. We have no assurances that we will be able to compete with these competitors and that we will be successful in operating our business and ever achieving profitability. Our inability to successfully compete against these or any of our competitors will have a material adverse effect our business, results of operations and financial condition.

We Face Competition from Foreign Importers Who Do Not Comply With Government Regulation
We face competition from foreign sellers of electronic cigarettes who may illegally ship their products in to the United States for direct delivery to customers. These market participants will not have the added cost and expense of complying with U.S. regulations and taxes and as a result will be able to offer their product at a more competitive price than us and potentially capture market share. Moreover, should we be unable to sell certain of our products during any regulatory approval process we have no assurances that we will be able to recapture those customers that we lost to our foreign domiciled competitors during any “blackout” periods, wherein we were not permitted to sell our products. This competitive disadvantage may have a material adverse impact on our ability to compete with competitors, which may result in a loss of revenue and market share and hamper our ability to generate revenue and continue to operate as a going concern.
Internet Security Poses a Risk To Our E-Commerce Sales.
At present we generate a portion of our revenues through the sale of our products through our websites. We manage our websites and e-commerce platform internally and as a result any compromise of our security or misappropriation of proprietary information could have a material adverse effect on our business, prospects, financial condition and results of operations. We rely on encryption and authentication technology licensed from other companies to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as credit and other proprietary information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the technology used by us to protect client transaction data. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause material interruptions in our operations. We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. To the extent that our activities or the activities of others involve the storage and transmission of proprietary information, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. For example the storage and loss of credit card numbers, that may reside on our servers and be used directly by us or by our service suppliers (ex. merchant account processors). Our security measures may not prevent security breaches. Our failure to prevent these security breaches may result in consumer distrust and may result in a loss of sales and resultantly a loss of revenues.
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

Risks Related to Government Regulation
Restrictions On the Use of Our Products may Reduce the Attractiveness and Demand for Our Electronic Cigarettes.
Our product since it emits no smoke and no smell can be used in places where the use of traditional tobacco burning cigarettes is prohibited. Should city, state or federal regulators, municipalities, local governments and private industry likewise restrict the use of e-cigarettes from use in those same places where cigarettes can not be smoked, our customers may reduce or otherwise cease using our products entirely, which would have a material adverse effect on our business, financial condition and performance.
Regulation of Tobacco Products by State and Local Government.
State and local governments currently legislate and regulate tobacco products, including what is considered a tobacco product, how tobacco taxes are calculated and collected, to whom tobacco products can be sold and by whom, in addition to where tobacco products, specifically cigarettes may be smoked and where they may not. Certain municipalities have enacted local ordinances which preclude the use of e-cigarettes where traditional tobacco burning cigarettes can not be used and certain states have proposed legislation that would categorize electronic cigarettes as tobacco products, equivalent to their tobacco burning counterparts. If these bills become laws, electronic cigarettes may lose their appeal as an alternative to cigarettes; which may have the effect of reducing the demand for our products and as a result have a material adverse effect on our business, results of operations and financial condition.
State Actions Against Us May have a Material Effect on our Ability to Sell Our Products.
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

FDA Authority Under the Food Drug and Cosmetics Act; Prohibition Against Therapeutic Claims.
Electronic cigarettes, if marketed or sold in connection with therapeutic claims, (ie. smoking cessation claims, claims to cure treat or mitigate a disease) would be subject to the FDA’s regulatory authority under the Food Drug and Cosmetics Act. We do not make therapeutic claims in connection with our marketing and or sales of our electronic cigarettes. Any violation of law with respect to the company’s marketing materials, and or labeling could expose the Company to liability including but not limited to fines, sanctions, administrative actions, detention and seizure of product, penalties, civil actions and or criminal prosecution each of which could have a material adverse effect on the Company’s business, reputation, results of operations and financial condition.
The Family Smoking Prevention and Tobacco Control Act Grants the FDA Authority to Regulate Tobacco Products and How they are Marketed and Sold.
On June 22, 2009 the Family Smoking Prevention and Tobacco Control Act (the “Act”) was signed into law. The effect of this legislation on our business is presently unknown and may place limits on our ability to market and or distribute our products and or bring new products to market. The legislation may impose costly and resource intensive processes to gain regulatory approval to market our products and there is no certainty that we will have the capital, resources necessary to comply with the regulation or that we would be ultimately successful in receiving the necessary approvals to continue marketing our product under the provisions of the Act. Specifically the Act grants the FDA the authority to regulate tobacco products including but not limited to how they are marketed, the level of nicotine and the method for introducing new tobacco products to market. The legislation eliminates all flavoring other than menthol for cigarettes, yet under the legislation the FDA is not empowered to ban certain tobacco products or require that the nicotine in tobacco products be reduced to zero. While the legislation does not mention electronic cigarettes, the Act and a U.S. Federal District Appellate court have suggested that the FDA may regulate electronic cigarettes as tobacco products under the Act. Until the FDA establishes the regulatory processes to regulate electronic cigarettes under the Act, we do not know how and to what degree we will be regulated. Moreover, if the FDA establishes a regulatory process that we are unable or unwilling to comply with our business, results of operations, financial condition and prospects would be adversely and materially affected. See section “Government Regulation.”
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
Actions by the FDA Adverse to Our Company and Our Products may Restrict our Ability to do Business Domestically and Internationally.
When the United States Food and Drug Administration, the largest and most pervasive health regulator in the world sought to categorize and regulate electronic cigarettes as a drug and medical device, it had a chilling effect on health regulators of foreign governments who similarly sought to regulate e-cigarettes in the same manner. Although, the FDA can no longer regulate e-cigarettes as a drug device, absent therapeutic claims, other foreign health regulators have not modified their policies toward e-cigarettes. In the event that other foreign government agencies do not alter their position on electronic cigarettes to conform with US policies, We would be precluded from selling efforts in those respective countries, which would have a material adverse effect on our growth prospects, which would limit our sales and revenue potentials.

Federal Cigarette and Tobacco Laws, if Applied to Electronic Cigarettes Would Materially Affect Our Business
While none of the following cigarette laws currently apply to electronic cigarettes, any such amendment that would require compliance by us with the: The Prevent All Cigarette Trafficking Act (the PACT Act) which prohibits the use of the Postal Service to mail most tobacco products and which amends the Jenkins Act, which would require individuals and businesses that make interstate sales of cigarettes or smokeless tobacco to comply with state tax laws and the Federal Cigarette Labeling and Advertising Act, which governs how cigarettes can be advertised and marketed, would have a material effect on how we operate our business, how we market our products, and derive revenue. Each of these laws, if applied to electronic cigarettes would significantly increase our cost of compliance, our profit margins, the attractiveness to consumers of or products and all of which would have a material adverse effect on our revenues, financial condition and operating results.
Changes in Governmental Regulation May Affect the Countries in Which we Sell Our products
Foreign jurisdiction have varying policies and laws with respect to the use of electronic cigarettese that vaporize nicotine, countries such as the United Kingdom do not restrict its use while other countries such as Thailand have instituted a total ban. If countries such as the United Kingdom reverse their stance or should other countries who have a neutral stance move towards prohibition, it will have a direct impact on our ability to market our products and will have a material adverse effect on our business.
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
We are currently authorized to authorize up to 250,000,000 shares of common stock, of which 60,135,344 shares are currently issued and outstanding. Additional shares of our common stock may be issued by our board of directors for such consideration as they may consider sufficient without seeking stockholder approval. The issuance of additional shares of common stock in the future will reduce the proportionate ownership and voting power of current stockholders.
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

Our Common Stock is Illiquid And Should A Market For Our Securities Develop The Price Of Our Securities May Be Volatile.
Our shares are currently listed on the Over the Counter Bulletin Board, the market for our securities is and will likely remain illiquid. This means that as an investor you will likely have a difficult time selling our Common Stock at market. Furthermore because of the small amount of shares that will be outstanding and or in the public float, the market price of our common stock may experience significant volatility. Other factors that may contribute to volatility should a market for our Common Stock develop are, our quarterly results, announcements by us or our competitors regarding acquisitions or dispositions, loss of existing clients, new procedures or technology, litigation, changes in general conditions in the economy and general market conditions could cause the market price of the common stock to fluctuate substantially. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many technology and Internet companies. Frequently, these price and volume fluctuations have been unrelated to the operating performance of the affected companies.
Future Sales Of Our Common Stock May Depress Our Stock Price.
If our controlling stockholders sell substantial amounts of our common stock in the public market following this merger or at any time in the future, the market price of our common stock could fall.
Existing Shareholders beneficially hold approximately 60,135,344 Shares of which approximately 41,871,088 shares are in the public float and are eligible to be sold free of any restrictions. All other Shares are held by affiliates of the Company. The Company can make no prediction as to the effect, if any, that sale of Shares, or the availability of Shares for future sale, will have on the market price of the Shares prevailing from time to time. Sales of substantial amounts of Shares in the public market, or the perception that such sales could occur, could depress prevailing market prices for the Shares. Such sales may also make it more difficult for the Company to sell equity securities or equity-related securities in the future at a time and price, which it deems appropriate.
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
As of December 31, 2010, the end of the annual period covered by this report, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.
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
The Company’s common stock is traded on the Over-the-Counter Bulletin Board market under the symbol VPCO. For purposes of this Item the existence of limited or sporadic quotations should not of itself be deemed to constitute an established public trading market.
Price Range of Common Stock
The price range per share of common stock presented below represents the highest and lowest sales prices for the Company’s common stock on the over-the-counter Bulletin Board market during each quarter of the two most recent years. The quotations listed below reflect sporadic trading activity in the company’s stock and does not represent the existence of an established public trading market for our securities.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal 2009 price range per common share	$1.275-0.15	$0.75-.25	$0.475-0.0375	$0.075-0.0375
Fiscal 2010 price range per common share	$0.20-0.60	$0.15- 0.40	$0.14-0.49	$0.14-0.90
Holders
As of March 31, 2011, there were 1,425 shareholders of record.
Dividends
The Company did not declare or pay cash dividends in either 2010 or 2009. The Company anticipates that for the foreseeable future it will retain any earnings for use in the operation of its business.
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
Executive Overview
The Company designs, markets, and distribute electronic cigarettes, under the Fifty-One®, Krave®, EZ Smoker®, Smoke Star® and Green Puffer® brands. “Electronic cigarettes” or “e-cigarettes,” are battery-powered products that enable users to inhale nicotine vapor without fire, smoke, tar, ash, or carbon monoxide.
The Company participates directly in the highly competitive and fragmented e-cigarette market, but also faces competition from tobacco companies. Electronic cigarettes are relatively new products and the Company is continually working to introduce its product and brands to customers. The Company believes increased investment in marketing and advertising programs is critical to increasing product and brand awareness and that sales of its innovative and differentiated products are enhanced by knowledgeable salespersons who can convey the value and benefits electronic cigarettes have to offer over traditional tobacco burning cigarettes.
The Company’s business strategy leverages its unique ability to design market and develop multiple e-cigarette brands and to bring those brands to market through its multiple distribution channels. The Company sells its products through its online stores, its direct response television marketing efforts, to retail channels through its direct sales force, and through third-party wholesalers, retailers, and value-added resellers.

Critical Accounting Policies and Estimates
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
Revenue Recognition
Net sales consist primarily of revenue from the sale of electronic cigarettes, replacement cartridges, components for electronic cigarettes and related accessories. We recognize revenue from product sales when the persuasive evidence of an arrangement exists, delivery has occurred and collect-ability is reasonably assured. Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Retail items sold to customers are made pursuant to sales contracts that generally provide for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue by our best estimate of expected product returns, are estimated using historical experience. Revenue from product sales and services rendered is recorded net of sales taxes.
Income Taxes
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

Results of Operations for the Year ended December 31, 2010 Compared to the Year ended December 31, 2009
During the year ended December 31, 2010, we had $10,917,101 in revenues. This was an increase of $2,959,854 or approximately 37% from the year ended December 31, 2009. Several factors contributed positively to these increases, including the following:
•	Greater consumer demand for our electronic cigarette products;
•	An increase in repeat orders from our distributors and wholesale customers;
•	Residual orders for replacement cartridges from our existing customer base;
•	Positive returns from an increase in our advertising and sales efforts.
Revenues did not increase proportionate to our cost of sales due to the fact that gross margins shrank as a result of a proportionate increase in lower margin sales and lower cost products to value added re-sellers such as wholesalers and distributors, over direct to consumer sales, through our online store and our direct response television marketing. Sales of lower price disposable electronic cigarettes were introduced in 2010, these products sell at a lower price point than the rechargeable models and at smaller margins. We believe the growth of our sales channel mix, represents a maturation of electronic cigarettes as a product category and we believe that future growth will come through an expansion of our distribution network, building towards the 150,000 locations that currently sell tobacco products.
Our operating expenses increased by $3,596,273 or 48.6% for the year ended December 31, 2010 to $11,016,789 from $7,420,516 form the year ended December 31, 2009. Operating expenses consists of: cost of sales and selling, general and administrative expenses.
Our cost of sales increased by $3,018,996 to $6,058,297 for the year ended December 31, 2010. This was an increase of 99%, as compared to operating expenses of $3,039,301 for the year ended December 31, 2009. The increase in our cost of sales is a result of an increase in units purchased for re-sale. For 2010 our cost of goods sold was approximately $5,049,079 or a112% increase in costs of goods sold over the $2,547, 780 we spent on inventory in 2009. The increase is attributable to an increase in the number of units purchased and not the cost of the units purchased, moreover costs per unit decreased year over year due in part to, a product mix that includes lower cost entry level products, efficiencies at our suppliers, industry pricing pressures and negotiations based on volume discounts.
Selling, general and administrative expenses for the year ended December 31, 2010 were $4,855,992 compared to selling general and administrative expenses of $4,381,215 for the year ended December 31, 2009. This increase included $124,214 in professional fees and lobbying costs incurred in our efforts to identify and comply with a yet to be established FDA regulatory framework for electronic cigarette products and a one time payment of, $288,000 paid ratably over 12 months to the former shareholders of Smoke Anywhere for services rendered during the transition period, $216,000 of which was paid in the fiscal year ended December 31, 2010. Excluding these items selling, general and administrative expenses increased by $134,563 or 3.07%.

During the year ended December 31, 2010, we had $0 in research and development costs. This was unchanged from the period ended December 31, 2009.
We had net loss of $28,225 for the year ended December 31, 2010, as compared to net income of $334,731 for the year ended December 31, 2009. The decrease in net income was due to the $340,214 we paid in consulting fees, $216,000 of which was a one time charge against earnings and we expect that the costs associated with our lobbying efforts will decrease and eventually end once the regulatory framework for electronic cigarettes is established.
Liquidity and Capital Resources
During the year ended December 31, 2010, we had total assets of $1,799,132 compared to $1,359,300 of total assets for the year ended December 31, 2009. This was an increase of $439,832 or 32% which is attributable to an increase in inventory, a cash reserve related to product sold and monies held by our credit card payment processor and an increase in accounts receivable as a result of year over year sales growth.
During the year ended December 31, 2010, we had total liabilities of $1,102,130 as compared to total liabilities of $655,823 for the year ended December 31, 2009. This was an increase of $446,307 or 68%. Liabilities for the period include monies due to factories for inventory, advertising and media purchases, insurance, accounting fees, unpaid commissions and unpaid consulting fees.
During the year ended December 31, 2010, we had retained earnings of $289,752 and total shareholders’ equity of $697,002, as compared to year ended December 31, 2009; we had retained earnings surplus of $317,977 and total shareholder’s equity of $703,477 which are decreases of $28,225 and $6,475, respectively.
Our net cash provided by operating activities was $64,893 for the year end December 31, 2010 which included net loss of $28,225, and accounts payable and other accrued liabilities of $444,832. Net cash used in operating activities for the year ended December 31, 2009 was $320,921, which included a net income of $334,731, and accounts payable and other accrued liabilities of $445,896. For the years ended December 31, 2010 and 2009, the acquisition and purchase of inventories in the amount of $97,397 and $816,099, respectively, and accounts payable and other accrued liabilities of $444,832 and $445,896, respectively.
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
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2010 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based and has concluded that its internal control over financial reporting was effective as of December 31, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2010, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Directors
The names of our director(s) and certain information about them, as of December 31, 2010, are set forth below:

Name of
Director	Age	Position with Company	Director since

Kevin Frija	39	Director	June 9, 2009

Executive Officers
The names of our executive officer(s) and certain information about them, as of December 31, 2010, are set forth below:

Name of Officer	Age	Position with Company	Officer since

Kevin Frija	39	Chief Executive Officer and Chief Financial Officer	November 5, 2009
Kevin Frija
Mr. Kevin Frija is the company’s CEO, CFO and Chairman of the Board of Directors, Mr. Frija is the Company’s sole executive officer and director and has been such, since June 9, 2009. Kevin has over 20 years of experience, particularly in the areas of sourcing, manufacturing, supply chain management, marketing, advertising, and licensing. Prior to Kevin’s involvement in the Company, Kevin operated and Ingear, Inc. a swim and resortwear company based in Miami, Florida. Kevin, currently and on a limited basis assists Ingear in a managerial capacity.
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

Item 11.	Executive Compensation.
EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE

						Nonequity	Nonqualified
						incentive	deferred
Name & Principal				Stock	Option	plan	compensation	All Other
Position(1)(2)	Year	Salary $	Bonus $	Awards $	Awards $	compensation $	earnings $	Compensation $	Total $
Kevin Frija
PEO, PAO and Director	2010	72,000	36,000	—	0.00	—	—	—
Kevin Frija
PEO, PAO and Director	2009	27,000	12,000	—	0.00	—	—	—	—
Arrangements with Named Executive Officers
Effective October 1, 2009 the Company entered into an employment agreement with Mr. Kevin Frija, PEO, PAO and president of the company. The agreement provides for the payment of $72,000 in annual cash compensation, a one time bonus of $48,000 payable ratably over a 12 month period and an award of 900,000 stock options which shall vest monthly on a pro-rata basis over 12 months, exercisable at $0.45 per share. Mr. Frija shall be eligible to participate in any employee benefit programs, stock option plan or other equity incentive or bonus plan that the company may subsequently adopt.
Outstanding Equity Awards at 2010 Year-End
The following table presents information regarding the outstanding equity awards held by each of the named executive officers as of December 31, 2010, including the vesting dates for the portions of these awards that had not vested as of that date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Equity
								Equity	Incentive
								Incentive	Plan
							Market	Plan	Awards:
							Value	Awards:	Market or
		Equity	Equity			Number	of	Number	Payout Value
		Incentive	Incentive			of	Shares	of	of
		Plan	Plan			Shares	or	Unearned	Unearned
		Awards:	Awards:			or	Units	Shares,	Shares,
		Number of	Number of			Units of	of	Units or	Units
	Number	Securities	Securities			Stock	Stock	Other	or other
	of	Underlying	Underlying			that	that	Rights	Rights
	Securities	Unexercised	Unexercised	Option	Option	have	Have	that	that
	Underlying	Unearned	Unearned	Exercise	Expiration	not	not	have not	have not
	Unexercised	Options	Options	Price	Date	Vested	Vested	Vested	Vested
Name	options	(#)	(#)	($)	($)	(#)	($)	(#)	($)
(a)	(#) (b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kevin Frija, PEO	900,000	—	—	0.45	10/01/2015	—	—	—	—

						—	—	—	—

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

Equity Compensation Plan Information
Number of securities
remaining available
for future issuance under
	Number of securities to be issued	Weighted-average exercise price of	equity compensation plans
	upon exercise of outstanding	outstanding options, warrants and	(excluding securities
	options, warrants and rights	rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,600,000	0.45	96,400,000
Equity compensation plans not approved by security holders	—	—	—

Total	3,600,000	0.45	96,400,000

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Security ownership of certain beneficial owners. The following table provides the names and addresses of each person known to own directly or beneficially more than 5% of our outstanding Common Stock (as determined in accordance with Rule 13d-3 under the Exchange Act) as of December 31, 2010.

	Shares	Percentage of
	Beneficially	Beneficial
Name and address of beneficial owner	Owned(1)	Ownership(1)
5% Stockholders
Adam Frija	4,464,720	7.43%
Tamar Galazan	5,900,000	9.813%

Named Executive Officers & Directors
Kevin Frija	4,314,000	7.19%
Isaac Galazan	4,169,640	16.95%
Jeffrey Holman	5,625,548	9.36%
Doron Ziv	6,945,120	11.55%

All Current Officers and Directors As a Group (4 person)	21,054,308	35.01%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to the community property laws where applicable, to the Company’s knowledge the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address for each person is the Company’s address at 3101 W. Hallandale Boulevard #100, Hallandale, Florida 33009.

(2)	On December 31, 20010 there were 60,135,344 shares of our common stock outstanding and no shares of preferred stock issued and outstanding.

(3)	In determining the percent of voting stock owned by a person (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 60,135,344 shares of common stock and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
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
Director Independence
The company is currently traded on the FINRA (formerly NASD) Over the Counter Bulletin Board. The OTCBB does not have any director independence requirements. Mr. Frija is presently our sole executive officer and director and as such we do not have an independent board of directors.
We have entered into a letter agreement with our chief executive officer that. For a description of this agreement, see “—Executive Compensation.”
We have indemnification agreements with our current director, the directors of our wholly owned and operating subsidiary, our sole officer and some of our key employees.
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
AUDIT FEES
The aggregate fees billed by our auditors, Paritz & Co., P.A., for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2010 and review of our interim financial statements for the third quarter of 2010 was approximately $10,039.
The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2010 was approximately $6,274.
AUDIT RELATED FEES
During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.
TAX FEES
Tax preparation fees billed for the fiscal years ended December 31, 2009 was approximately $1,980, We have not yet accrued any tax preparation fees for the Year ending December 31, 2010.
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
YEARS ENDED DECEMBER 31, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM
Board of Directors
Vapor Corporation
(formerly Miller Diversified Corporation)
Hallandale, Florida
We have audited the accompanying consolidated balance sheets of Vapor Corporation (formerly Miller Diversified Corporation) (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vapor Corporation (formerly Miller Diversified Corporation), as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Hackensack, New Jersey
March 26, 2011

VAPOR CORPORATION
(FORMERLY MILLER DIVERSIFIED CORPORATION)
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2010	2009

ASSETS

CURRENT ASSETS:
Cash	$65,734	$841
Due from merchant credit card processor, net of reserve for charge-backs of $80,000 and $60,000, respectively	499,485	361,623
Accounts receivable, net of allowance of $5,000	304,391	—
Vendor deposits	—	169,424
Inventories	924,809	827,412
Sundry current assets	4,713	—

TOTAL CURRENT ASSETS	1,799,132	1,359,300

TOTAL ASSETS	$1,799,132	$1,359,300

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,001,122	$453,823
Income taxes payable	173,471	202,000

TOTAL CURRENT LIABILITIES	1,174,593	655,823

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 250,000,000 shares authorized 60,135,000 and 60,000,000 shares issued and outstanding, in 2010 and 2009, respectively	60,135	60,000
Additional paid-in capital	347,115	325,500
Retained earnings	217,289	317,977

TOTAL STOCKHOLDERS’ EQUITY	624,539	703,477

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,799,132	$1,359,300

See notes to financial statements

VAPOR CORPORATION
(FORMERLY MILLER DIVERSIFIED CORPORATION)
CONSOLIDATED STATEMENTS OF INCOME

	YEAR ENDED DECEMBER 31,
	2010	2009

SALES	$10,917,101	$7,957,247

COSTS AND EXPENSES:
Cost of sales	6,058,297	3,039,301
Selling, general and administrative	4,958,492	4,381,215

TOTAL COSTS AND EXPENSES	11,016,789	7,420,516

(LOSS) INCOME BEFORE INCOME TAXES	(99,688)	536,731

Income taxes	1,000	202,000

NET (LOSS) INCOME	$(100,688)	$334,731

BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE	$(0.001)	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	60,039,436	24,301,159

See notes to financial statements

VAPOR CORPORATION
(FORMERLY MILLER DIVERSIFIED CORPORATION)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional	Retained
	Common Shares		Paid-In	Earnings
	Number	Amount	Capital	(Deficit)	Total

BALANCE — JANUARY 1, 2009	100	$100	$375,400	$(16,754)	$358,746

Elimination of Miller Corporation equity and common stock in connection with reverse merger	59,999,900	59,900	(59,900)	—	—

Additional investment by shareholder	—	—	10,000	—	10,000

Net income	—	—	—	334,731	334,731

BALANCE — DECEMBER 31, 2009	60,000,000	60,000	325,500	317,977	703,477

Stock issued for services	135,000	135	21,615	—	21,750

Net loss	—	—	—	(100,688)	(100,688)

BALANCE — DECEMBER 31, 2010	60,135,000	$60,135	$347,115	$217,289	$624,539

See notes to financial statements

VAPOR CORPORATION
(FORMERLY MILLER DIVERSIFIED CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2010	2009

OPERATING ACTIVITIES:
Net (loss) income	$(100,688)	$334,731
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Reserve for charge-backs	20,000	30,000
Stock issued for services	21,750	—
Changes in operating assets and liabilities:
Due from merchant credit card processor	(137,862)	(391,623)
Accounts receivable	(324,391)
Vendor deposits	169,424	(109,424)
Inventories	(97,397)	(816,099)
Sundry current assets	(4,713)	4,755
Accounts payable and accrued expenses	547,332	445,896
Income taxes payable	(28,562)	202,033
Customer deposits	—	(21,190)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	64,893	(320,921)

FINANCING ACTIVITIES:
Additional investment by shareholder	—	10,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	10,000

INCREASE (DECREASE) IN CASH	64,893	(310,921)

CASH — BEGINNING OF YEAR	841	311,762

CASH — END OF YEAR	$65,734	$841

See notes to financial statements

VAPOR CORPORATION
(FORMERLY MILLER DIVERSIFIED CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009
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
The merger has been accounted for as a reverse merger under the acquisition method of accounting because there was a change of control. Accordingly, Smoke is treated as the continuing entity for accounting purposes, whereas the entity formally known as Miller is the legal surviving entity.
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
Advertising
The Company expenses advertising as incurred. As of December 31, 2010 and 2009, the Company incurred advertising expenses of $1,830.000 and $970,806, respectively.
New accounting pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.
2	DUE FROM MERCHANT CREDIT CARD PROCESSOR
Due from merchant credit card processor represents monies held in reserve by the Company’s former credit card processors. The funds are expected to be released to the Company no later than June 30, 2011 pending satisfaction of their reserve requirements and expiration of charge backs/refunds from customers.

3	INCOME TAXES
The income tax expense (benefit) consists of the following:

	Year ended December 31,
	2010	2009

Federal:
Current	$900	$173,000
Deferred	(3,000)	—

State:
Current	100	29,000
Deferred	(1,000)	—
Change in valuation allowance	4,000	—

Income tax expense	$1,000	$202,000

	Year ended December 31,
	2010	2009
U.S. Federal statutory rate	-2%	34%
State income tax, net of Federal benefits	-1%	4%
Increase in valuation allowance	4%	—

Income tax expense	1%	38%

	Year ended December 31,
	2010	2009

Deferred tax asset
Net operating loss	$4,000	$—

Total deferred tax asset	4,000	—
Valuation allowance	(4,000)	—

Deferred tax asset, net of valuation allowance	$—	$—

4	RELATED PARTY TRANSACTIONS
The Company utilizes the services of an entity that is owned 50% by the CEO of the Company. The entity performs fulfillment services and leasing of warehouse space for the Company at a cost that is approximately equal to what these services would cost from an unrelated third party. Amounts paid to this entity for the year ended December 31, 2010 approximately $65,000.

5	LEASE COMMITMENTS
The Company is obligated under an operating lease for its Florida office which calls for minimum annual rentals of $23,000. The lease expires in December 2011.
Rental expense charged to operations for the year ended December 31, 2010 aggregated approximately $26,000.
6	CONTINGENCIES, LITIGATION AND GENERAL COMMENTS
The Company is subject to various legal proceedings and claims which have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect on results of operations or the financial condition of the Company.
7	SUBSEQUENT EVENTS
Management evaluated all activity of the Company through March 26, 2011 (the issue date of the financial statements). There were no material subsequent events as of that date.

EXHIBIT INDEX

Incorporated by Reference
Exhibit				Filing Date/
Number		Exhibit Description	Form	Period End Date

3.1		Amended and Restated Articles of Incorporation, filed with the Secretary of State of the State of Nevada on January 4, 2010.	DEF-14C	12/10/09

3.2		By-Laws of the Registrant, as amended.	8-K	01/10/86

4.1		Form of Stock Certificate of the Registrant.	10-Q	12/30/06

10.1	*	VAPOR CORP Equity Incentive Plan.	DEF-14C	12/10/09

14.1		Code of Ethics	10-K	03/31/2010

21.1	**	Subsidiaries of the Registrant.

23.1	**	Consent of Paritz &Co., Independent Registered Public Accounting Firm.

24.1	**	Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K).

31.1	**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2	**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1	**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March 2011.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Kevin Frija KEVIN FRIJA	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer & Principal Financial Officer)	March 30, 2011