Form 10-Q
period 2011-03-31
VAPOR CORP.
filed 2011-05-16
CIK 844856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-19001
VAPOR CORP.
(Exact name of Registrant as specified in its charter)

Nevada	84-1070932
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

3001 Griffin Road
Dania Beach, FL	33312
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 888-766-5351
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No [uncheck both boxes]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☑ Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
60,235,344 shares of Common Stock Issued and Outstanding as of May 12, 2011

VAPOR CORPORATION
F/K/A MILLER DIVERSIFIED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash	$48,701	$65,734
Due from merchant credit card processor, net of reserve for chargebacks of $80,000 and $80,000, respectively	610,997	499,485
Accounts receivable, net of allowance of $5,000	455,076	304,391
Inventories	566,664	924,809
Sundry current assets	22,098	4,713

TOTAL CURRENT ASSETS	1,703,536	1,799,132

DEFERRED TAX ASSET	92,000	—

TOTAL ASSETS	$1,795,536	$1,799,132

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,105,127	$1,001,122
Income taxes payable	173,471	173,471

TOTAL CURRENT LIABILITIES	1,278,598	1,174,593

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value 250,000,000 shares authorized 60,185,000 and 60,135,000 shares issued and outstanding and outstanding, respectively	60,185	60,135
Additional paid-in capital	368,565	347,115
Retained earnings	88,188	217,289

TOTAL STOCKHOLDERS’ EQUITY	516,938	624,539

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,795,536	$1,799,132

See notes to financial statements

VAPOR CORPORATION
F/K/A MILLER DIVERSIFIED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2011	2010

SALES	$4,864,292	$1,875,642

COSTS AND EXPENSES:
Cost of sales	2,298,541	1,000,638
Selling, general and administrative	2,786,852	1,123,285

TOTAL COSTS AND EXPENSES	5,085,393	2,123,923

LOSS BEFORE INCOME TAX CREDIT	(221,101)	(248,281)

Income tax credit	(92,000)	(99,000)

NET LOSS	$(129,101)	$(149,281)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES	60,147,778	42,575,342

See notes to financial statements

VAPOR CORPORATION
F/K/A MILLER DIVERSIFIED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2011	2010

OPERATING ACTIVITIES:
Net loss	$(129,101)	$(149,281)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred tax asset	(92,000)	(99,000)
Stock issued for services	21,500	—
Changes in operating assets and liabilities:
Due from merchant credit card processor	(111,512)	19,550
Accounts receivable	(150,685)	(61,612)
Vendor deposits	—	(2,500)
Inventories	358,145	(41,709)
Sundry current assets	(17,385)	(3,180)
Accounts payable and accrued expenses	104,005	382,653

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES AND (DECREASE) INCREASE IN CASH	(17,033)	44,921

CASH — BEGINNING OF PERIOD	65,734	841

CASH — END OF PERIOD	$48,701	$45,762

See notes to financial statements

VAPOR CORPORATION
F/K/A MILLER DIVERSIFIED CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)
1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business description
Vapor Corporation F/K/A Miller Diversified Corporation (the “Company”) is the holding company for its wholly-owned subsidiary Smoke Anywhere U.S.A., Inc. The Company markets and distributes personal vaporizers under the Fifty-OneTM, KraveTM, EZ SmokerTM, and Green PufferTM brands.
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included, Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission.
2	LEASE COMMITMENTS
The Company is committed under an operating lease for its office space which expires in December 2011 and provides for minimum annual rentals of approximately $23,000. Rental expense for the three months ended March 31, 2011 aggregated approximately $7,000.
In March 2011 the Company entered into an operating lease for its new facilities which expires in March 2013 and provides for minimum annual rentals of approximately $144,000. Rental expense for the three months ended March 31, 2011 aggregated approximately $12,000.

3	LITIGATION
From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of March 31, 2011 other than the following matter.
On February 23, 2010 Smoke Anywhere USA, Inc., the Company’s wholly owned subsidiary (“Smoke Anywhere”), filed an arbitration against TransFirst, a company providing it credit card transaction processing services, as required, in the event of a dispute under the services contract by and between the parties. Smoke Anywhere is seeking to have certain fees and fines levied on it reversed, in addition to demanding that certain monies held by TransFirst, be released to it.
On May 15, 2011, the Company became aware that Ruyan Investment (Holdings) Limited has named the Company, along with three other sellers of electronic cigarettes, in a lawsuit alleging patent infringement under federal law. The lawsuit is Ruyan Investment (Holdings) Limited vs. Smoking Everywhere, Inc. et. al. CV11-0367 GAF (FFMx) filed in the United States District Court for the Central District of California. The lawsuit was amended on May 5, 2011 to add the Company as a defendant. Because the lawsuit as amended has not been accepted by the Court, the lawsuit has not been filed against, or served on, the Company. The Company is in the process of evaluating the lawsuit pending it being filed against and served on the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis should be read in conjunction with our financial statements included in this quarterly report.
Forward-Looking Statements
This report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in our subsequent filings with the Securities and Exchange Commission, and include, among others, the following: competition, consumer acceptance of our products, changes in customer preferences, reliance on Chinese suppliers and manufacturers, government regulation, product liability claims and the availability, terms and deployment of capital, The terms “Vapor Corp,” “Vapor,” “we,” “us,” “our,” and the “Company” refer to Vapor Corporation and the terms “Smoke Anywhere USA,” and “Smoke” refer to our wholly owned subsidiary Smoke Anywhere USA, Inc.”

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
The Company’s business strategy leverages its unique ability to design, market and develop multiple e-cigarette brands and to bring those brands to market through its multiple distribution channels. The Company sells its products through its online stores, its direct response television marketing efforts, to retail channels through its direct sales force, and through third-party wholesalers, retailers, and value-added resellers.

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

Results of Operations for the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010
During the three months ended March 31, 2011 we had $4,864,292 in revenues. This was an increase of $2,988,650 or approximately 159.3% for the three months ended March 31, 2010. Factors that contributed positively to these increases, include the following:
•	Greater consumer demand through our direct sales efforts for our electronic cigarette products;

•	An increase in repeat orders from our distributors and wholesale customers;

•	Residual orders for replacement cartridges from our existing customer base; and

•	Greater consumer awareness of our products from an increase in our advertising and sales efforts.
Until the December 7, 2010 D.C. Circuit Court of Appeals decision adverse to the U.S. Food and Drug Administration (‘FDA”), and denial of the FDA’s en banc review on January 24, 2011, we believe the FDA’s previous public statements related to electronic cigarettes had a chilling effect on demand for electronic cigarette products. Since the Court’s decision that electronic cigarettes are not subject to the FDA’s review as a drug and medical device but as a tobacco product, we have experienced a pick up in retail demand for our electronic cigarette products through our direct to consumer sales efforts. Direct to consumer sales are more profitable to the Company and carry much larger gross margins than products sold through re-sellers. We also have experienced an up-tick in interest for electronic cigarettes among big box retailers, who have contacted us and requested proposals and plan-o-grams. We expect direct to consumer demand will continue to grow, however we believe that sales through re-sellers will be an increasingly large part of our sales channel mix.
Our operating expenses increased by $1,663,567 or 148.09% for the three months ended March 31, 2011 to $2,786,852 from $1,123,285 for the three months ended March 31, 2010. Operating expenses consists of: cost of sales and selling, general and administrative expenses.

Our cost of sales increased by $1,297,903 to $2,298,541 for the three months ended March 31, 2011. This was an increase of 129.7%, as compared to cost of sales of $1,000,638 for the three months ended March 31, 2010. The increase in our cost of sales is a result of an increase in units purchased for re-sale.
Selling, general and administrative expenses for the three months ended March 31, 2011 were $2,786,852 compared to selling general and administrative expenses of $1,123,285 for the three months ended March 31, 2010. This increase included $70,600 in professional fees, lobbying costs and legal fees incurred in our efforts to identify and comply with a yet to be established FDA regulatory framework for electronic cigarette products. Our efforts in connection therewith, included our decision on March 18, 2011, for our wholly owned subsidiary, Smoke Anywhere USA, Inc., to file a motion to intervene as plaintiff in a proceeding against the FDA in a civil action wherein plaintiff Sottera, sought a declaratory injunction against the FDA relating to its authority to impose an import alert against electronic cigarettes as a drug and medical device. On May 6, 2011 Sottera settled its action with FDA by agreeing to entry of Final Judgment against FDA whereby it is ordered that FDA will comply with the decision in  Sottera v. FDA, 627 F.3d 891 (D.C. Cir. 2010) regarding its jurisdiction to regulate e-cigarettes. Smoke Anywhere’s motion to intervene was denied by the Court as moot given the order that FDA comply with the D.C. Circuit Court of Appeals decision discussed above. Also, on March 21, 2011 the Company entered into a lease for its new corporate offices, in connection with the lease, the Company incurred one time costs of $17,595 and $12,000 of pre-paid rent. Total expenses for the quarter related to the Company’s new offices were $29,595.
During the three months ended March 31, 2011 we had $0 in research and development costs. This was unchanged from the three months ended March 31, 2010.
We had a net loss of $129,101 for the three months ended March 31, 2011, as compared to a net loss of $149,281 for the three months ended March 31, 2010. For the three months ended March 31, 2011, we incurred $100,195 in non-reoccurring expenses, as discussed above in the paragraph comparing our selling, general and administrative expenses for the three months ended March 31, 2011 and 2010. Excluding these items, we had a net loss of $28,906 or $0.00047 per share.

Liquidity and Capital Resources
During the three months ended March 31, 2011 we had total assets of $1,795,536.
During the three months ended March 31, 2011 we had total liabilities of $1,278,598.
We had retained earnings of $88,188 and total stockholders’ equity of $516,938 as of March 31, 2011.
Our net cash used in operating activities was $17,033 for the three months ended March 31, 2011 which included net loss of $129,101, the acquisition and purchase of inventories in the amount of $358,145 and accounts payable and other accrued liabilities of $104,005.
Net cash provided by operating activities for the three months ended March 31, 2010 was $44,921, which included a net loss of $149,281, the acquisition and purchase of inventories in the amount of $(41,709) and accounts payable and other accrued liabilities of $382,653.
We expect cash flows from operations to sufficiently fund our working capital requirements for the foreseeable future, though we may need to raise capital in equity or debt financings. However, there is no assurance we will be able to raise capital, if needed, on terms acceptable to us or at all. Cash flows from operations were sufficient to fund our requirements during this period.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer (who serves as our principal executive officer, principal financial and accounting officer) has evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011. Based on this evaluation, he has concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting
During the first quarter ended March 31, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
Reference is made to Note 3 to the Company’s condensed consolidated financial statements included elsewhere in this report for the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
On March 7, 2011 the Company issued a total of 100,000 shares of common stock, pursuant to a consultancy agreement dated February 17, 2011. The Company terminated the agreement on May 3, 2011 and 50,000 shares are subject to return to the Company. The issuance of these shares was made in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

Item 6.	Exhibits.

Exhibit
Number	Exhibit Description
31.1 *	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2 *	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1 *	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of May 2011.

VAPOR CORP.
By:	/s/ Kevin Frija
Kevin Frija
President, Chief Executive Officer and Chief Financial Officer