Form 10-K/A
period 2009-12-31
VAPOR CORP.
filed 2011-08-24
CIK 844856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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
Yes ☐ No ☐
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
60,000,344 shares of Common Stock Issued and Outstanding as of March 31, 2010

EXPLANATORY NOTE
Vapor Corp. (the “Company”) is amending its Annual Report on Form 10-K (“Form 10-K” or “Original Filing”) for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010, to restate its audited consolidated financial statements as of December 31, 2009 and 2008 and for the years then ended to reflect the effects of accounting and reporting errors, to include stock based compensation expense for employee and non-employee stock options issued on October 1, 2009, and to correct the weighted average number of common shares outstanding. These accounting and reporting errors and the related adjustments resulted in an understatement of net loss and additional paid in capital of $289,125 and $289,125, respectively, and an overstatement of retained earnings of $289,125 for the year ended December 31, 2009.
In addition, the Company has concluded that these accounting and reporting errors constitute a material weakness in the Company’s internal control over financial reporting as of December 31, 2009 and that its disclosure controls and procedures were ineffective at December 31, 2009 (see Item 9A(T) of Part II, “Controls and Procedures (Restated)” and “Management’s Report on Internal Control Over Financial Reporting (Restated)”.
Except as required to reflect the effects of the restatement for the items above and the correction of various typographical errors, no additional modifications or updates in this Amendment No. 1 have been made to the Original Filing. Information not affected by the restatement remains unchanged and reflects the disclosures made at the time of the Original Filing. This Amendment No. 1 does not describe other events occurring after the Original Filing, including exhibits, or modify or update those disclosures affected by subsequent events. This Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, as those filings may have been amended, as information in such reports and documents may update or supersede certain information contained in this Amendment No. 1. Accordingly, this Amendment No. 1 only amends and restates the Risk Factor entitled “We Depend On The Efforts Of our Management. Our Management Team Lacks Experience In Managing A Public Company and the Obligations Incident to Being a Public Company Will Place Significant Demands on Our Management. We Have Existing Material Weaknesses In Our Internal Control Over Financial Reporting and Are Trying to Remediate these Material Weaknesses” contained in Item 1A of Part I, Items 7 and 9A(T) of Part II, Item 11 of Part III and Item 15 of Part IV of the Original Filing, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. Additionally, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications pursuant Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are attached to this Amendment No. 1 as Exhibits 31.1, 31.2 and 32.1 and an updated signature page. As noted above, this Amendment No. 1 corrects various typographical errors contained in the Original Filing.

The Business section and other parts of this Annual Report on Form 10-K/A Amendment No. 1 (“Form 10-K/A”) contain forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, Item 1A of this Form 10-K/A, which are incorporated herein by reference. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
PART I

Item 1.	Business
Company Background
Vapor Corp. and its wholly-owned subsidiaries (collectively “Vapor” or the “Company”) design, market, and distribute personal vaporizers, under the Fifty-One™, Krave™, EZ Smoker™, Smoke Star™ and Green Puffer™ brands. Personal vaporizers are electronic devices that vaporize a liquid solution, which provide users an experience akin to smoking without actual combustion and as such no smoke or noxious odor is dispelled from the device. The most common form of personal vaporizers are “electronic cigarettes” whose solution constituents are primarily propylene glycol, nicotine, and tobacco flavorings or essences. The company currently sells its personal vaporizers internationally and domestically through distributors, wholesalers and direct to consumers through its websites and direct response television marketing efforts. The Company’s fiscal year is the 52 or 53-week period that ends on the last day of December. Unless otherwise stated, all information presented in this Form 10-K is based on the Company’s fiscal calendar. The Company was originally incorporated as Miller Diversified Corp in 1987 as a Nevada corporation, and operated in the commercial cattle feeding business until October 31, 2003 when the company sold substantially all of its assets and became a discontinued operation. On September 1, 2009, the Company acquired Smoke Anywhere USA, Inc. in a reverse triangular merger; and as a result of the merger Smoke Anywhere became our sole operating business. On January 7, 2010 the Company changed its name to Vapor Corp. Our corporate website is located at www.vapor-corp.com.
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
We sell two and three piece, in addition to disposable personal vaporizers, the distinction between two and three piece personal vaporizers is the construct of the unit, the number of core parts and the performance and actual use of the device. We also market, USB, home and car charging devices; in addition to several varieties of cartridges with varying formulations, including but not limited to zero nicotine with no flavoring, zero nicotine with tobacco and menthol flavors, in addition to the standard electronic cigarette filter which contains tobacco flavoring and varying degrees of nicotine. We sell our products in a kit, or as separate components, we also offer for sale replacement cartridges to be used with our non-disposable personal vaporizer when the cartridges become depleted.
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
Distribution and Sales
The distribution and sales strategy for our products is tailored to the characteristics of each market, whether it is geographical or demographical.
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
Additionally, we compete with cigarette companies as our products deliver nicotine like traditional cigarette products; moreover, tobacco companies like R.J. Reynolds have filed a patent application for a personal vaporizer-like device, which they refer to as a “Tobacco-Containing Smoking Article.” If R. J. Reynolds or other tobacco companies endeavor to compete against us in the electronic cigarette and personal vaporizer business, or in the alternative should we receive the proper approvals to allow us to market our products as a smoking cessation aid, we will find ourselves competing with not only the world’s largest tobacco companies but the world’s largest pharmaceutical companies as well. Referred to respectively as big tobacco and big pharma; both big pharma and big tobacco have limitless resources with which to compete against us.
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

In early 2009 the FDA issued import alert 66-41 and as a result US Customs has from time to time temporarily and in some instances indefinitely detained products sent to us by our Chinese suppliers. Other electronic cigarette companies have been similarly affected and two of whom had filed a lawsuit against the FDA challenging its jurisdiction over electronic cigarettes. On January 14, 2010 a federal district court judge ruled that the United States Food and Drug Administration does not have the authority to seize electronic cigarettes because these products do not qualify as devices subject to the agency’s regulation. The FDA has subsequently appealed and the appellate court has issued an administrative stay of the lower courts ruling.
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
Our Business may be Affected if we are Taxed Like Other Tobacco Products or if we are Required to Collect and Remit Sales Tax on Certain of our Internet Sales
Presently our products are not taxed like cigarettes or other tobacco products, all of which have faced significant increases in the amount of taxes collected on the sale of their products. Should state and federal governments and or taxing authorities impose taxes similar to those levied against cigarettes and tobacco products on our products, it may have a material adverse effect on the demand for our products. Moreover we may be unable to establish the systems and processes needed to track and submit the taxes we collect through Internet sales, which would limit our ability to market our products through our websites, which would have a material adverse effect on our revenues, operation and financial condition.
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
Moreover our inability to replicate those certain characteristics of our products, which our customers associate and enjoy, which are unique to our brands, may cause a loss of customer loyalty, patronage and goodwill and which may have a material adverse effect on our business.
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

We Depend On The Efforts Of our Management. Our Management Team Lacks Experience In Managing A Public Company and the Obligations Incident to Being a Public Company Will Place Significant Demands on Our Management. We Have Existing Material Weaknesses In Our Internal Control Over Financial Reporting and Are Trying to Remediate these Material Weaknesses. (Restated)
Our officers lack experience in running a public company. Our success is substantially dependent on the performance of our executive officers. In particular, our success depends substantially on the continued efforts of our executive officers and our Board of Directors.
As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including periodic reports, disclosures and more complex accounting rules. As directed by Section 404 of Sarbanes-Oxley, the SEC adopted rules requiring public companies to include a report of management on a company’s internal control over financial reporting in their Annual Report on Form 10-K. Based on current rules, we are required to report under Section 404(a) of Sarbanes-Oxley regarding the effectiveness of our internal control over financial reporting. As described in Item 9A(T) of this report, we have material weaknesses in our internal control over financial reporting and disclosure controls and our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009. As further described in Item 9A(T) of this report, we have taken steps to remediate the material weaknesses. However, there is no assurance that our remediation efforts will be successful on a timely basis or at all. If these material weaknesses persist, it may be necessary to make further restatements of our consolidated financial statements and investors will not be able to rely on the completeness and accuracy of the financial information contained in our filings with the SEC and this could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities or stockholder litigation.
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
Pharmaceutical companies market smoking cessation aids and alternative nicotine delivery products such as Glaxo SmithKline that market Nicorette® stop smoking chewing gumNicoderm® the stop smoking patch and Zyban® a sustained release tablet , Pfizer that markets Chantix® and Nicotrol® the nicotine inhaler.
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
We discovered that one or more unrelated persons posted their personal unsolicited accounts and experiences with our products to one of our websites, which upon notice and inspection we removed as the accounts could be construed as an improper medical claim.
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
We may be subject to disciplinary, administrative and or regulatory actions if the FDA and or a court of proper jurisdiction determines that our products or the means by which we marketed and sold our products was affected without the proper regulatory approvals. Any such disciplinary, regulatory or administrative actions, fines and or sanctions which may have a material adverse effect on our operations, financial results and business prospects.
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
Our principal executive offices are located at 3101 Hallandale Beach Boulevard #100, Pembroke Park, Florida 33009. We are currently leasing approximately 1,750 sq. ft. for $2,756 per month on a month-to-month lease.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Restated)
Our Management’s Discussion and Analysis should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report .
Forward-Looking Statements
This report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks”; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained herein, including, without limitation, the information set forth under the heading “Risk Factors” identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement. The terms “Vapor Corp,” “Vapor,” “we,” “us,” “our,” and the “Company” refer to Vapor Corp. and the terms “Smoke Anywhere USA,” and “Smoke” refer to our wholly owned subsidiary Smoke Anywhere USA, Inc.”
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
Stock-Based Compensation
We account for stock-based compensation under ACS Topic 505-50, formerly SFAS No. 123R, “Share-Based Payment” and SFAS No.148,“Accounting for Stock-Based Compensation — Transition and Disclosure — An amendment to SFAS No. 123.” (currently known as ASC Topic 718, “Compensation-Stock Compensation (“ASC Topic 18”). These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148 (currently known as ASC Topic 18), the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes-Merton valuation model, whereby compensation cost is the excess of the fair value of the award as determined by the valuation model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which we expect to receive the benefit, which is generally the vesting period.
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
Our operating expenses increased by $4,141,523 to $4,381,215 for the year ended December 31, 2009. This was an increase of 1729%, as compared to operating expenses of $239,692 for the year ended December 31, 2008. Our operating expenses for the year ended December 31, 2009 consisted of selling, general and administrative expenses of $4,381,215 compared to selling general and administrative expenses of $239,692 for the year ended December 31, 2008.
During the year ended December 31, 2009, we recognized stock-based compensation expense of $289,125, which is included in stock-based compensation expense. During the year ended December 31, 2008 we had no stock -based compensation expense. The increase in stock -based compensation expense relates to the granting of options to our President and Chief Executive officer to purchase 900,000 shares of our common stock in October 2009 valued at $231,300 and from the granting of options to employees and consultants to purchase 3,600,000 shares of our common stock in October 2009, valued at $925,200. For the year ended December 31, 2009, the expense associated with these options relates to the amortization of these options discussed above.

During the year ended December 31, 2009, we had $0 in research and development costs. This was unchanged from the period ended December 31, 2008.
We had net income of $45,606 for the year ended December 31, 2009, as compared to net loss of $16,754 for the year ended December 31, 2008. The increase in net income was due to an increase in revenue, as discussed above.
Liquidity and Capital Resources
During the year ended December 31, 2009, we had total assets of $1,359,300 compared to $387,830 of total assets for the year ended December 31, 2008. This was an increase of $971,470 or 250%.
During the year ended December 31, 2009, we had total liabilities of $655,823 as compared to total liabilities of $29,084 for the year ended December 31, 2008. This was an increase of $626,739 or 2,155%.
During the year ended December 31, 2009, we had retained earnings of $28,852 and total shareholders’ equity of $703,477, as compared to year ended December 31, 2008; we had an accumulated deficit of ($16,754) and total shareholder’s equity of $358,746, which are increases of $45,606 and $344,731, respectively.
Our net cash used in operating activities was $320,921 for the year ended December 31, 2009 which included net income of $45,606, and accounts payable and other accrued liabilities of $445,896. Net cash used in operating activities for the year ended December 31, 2008 was $63,738, which included a net loss of $16,754, and accounts payable and other accrued liabilities of $7,894. For the years ended December 31, 2009 and 2008, the acquisition and purchase of inventories amounted to $816,099 and $11,313, respectively.
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

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A(T).	Controls and Procedures (Restated)
Restatement
As discussed elsewhere in this Amendment No. 1 and in Note 7 to the audited consolidated financial statements contained in Part IV, Item 15 hereof, the Company has amended its Annual Report on Form 10-K for the year ended December 31, 2009 to restate its audited consolidated financial statements as of December 31, 2009 and 2008 and for the years then ended to reflect the effects of accounting and reporting errors, to include stock based compensation expense for employee and non-employee stock options issued on October 1, 2009, and to correct the weighted average number of common shares outstanding.
Evaluation of Disclosure Controls and Procedures (Restated)
In our Annual Report on Form 10-K (“Original Filing”) for the year ended December 31, 2009, as filed with the SEC on March 31, 2010, our chief executive officer and chief financial officer (principal executive officer and principal financial officer) evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by the Original Filing. Based on that evaluation, our management initially concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be included in our reports filed or submitted under the Exchange Act as of such time was recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms and such information was accumulated and communicated as appropriate to allow timely decisions regarding required disclosures. Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

In connection with the restatement discussed above, our chief executive officer and chief financial officer (principal executive officer and principal financial officer) reevaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009 pursuant to SEC Rule 13a-15(b) under the Exchange Act. As a result of such reevaluation and the material weakness in our internal control over financial reporting described below, our management has now concluded that our disclosure controls and procedures were not effective as of December 31, 2009.
Management’s Report on Internal Control Over Financial Reporting (Restated)
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). In the Original Filing, management concluded that we maintained effective internal control over financial reporting as of December 31, 2009. However, in connection with the restatement discussed in Note 7 to our audited consolidated financial statements included elsewhere herein, management has subsequently determined that the following material weakness existed as of December 31, 2007. The material weaknesses in our disclosure control procedures are as follows:
1.	We did not maintain effective controls over its accounting for stock-based compensation expense for employee and non-employee stock options in accordance with ACS Topic 505-50, formerly SFAS No. 123R, “Share-Based Payment” and SFASNo.148,“Accounting for Stock-Based Compensation — Transition and Disclosure — An amendment to SFAS No. 123.”(currently known as ASC Topic 718, “Compensation-Stock Compensation).
2.	We did not properly calculate the weighted average number of common shares outstanding for the year ending December 31, 2009.
As a result of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Accordingly, management has restated its report on internal control over financial reporting.
We have taken steps to remediate the identified material weaknesses and we intend to continue to implement measures to remediate the identified material weaknesses including, but not necessarily limited to, the following: we are actively seeking to hire additional, qualified finance and accounting staff with significant depth and expertise to supplement existing personnel, including a Chief Financial Officer. During the third quarter of 2011, we retained an independent financial consultant to advise us on the organization and composition of the finance and accounting department. We will establish a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.
There is no assurance that our remediation efforts will be successful on a timely basis or at all. If these material weaknesses persist, it may be necessary to make further restatements of our consolidated financial statements and investors will not be able to rely on the completeness and accuracy of the financial information contained in our filings with the SEC and this could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities or stockholder litigation.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

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
Board Committees
The Board does not have a standing Audit and Finance Committee (the “Audit Committee”), or Compensation Committee and Nominating and Corporate Governance Committee (the “Nominating Committee”). Since the Board is comprised solely of our sole executive officer, we do not have any independent board members or an independent board.
Director Compensation
We do not currently have any non-employee directors and no additional compensation is currently paid to Mr. Frija in connection with his directorship over and above his employee-based compensation.
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

Item 11.	Executive Compensation. (Restated)
EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE (Restated)

							Nonequity	Nonqualified
							incentive	deferred
Name & Principal				Stock	Option		plan	compensation	All Other
Position(1)(2)	Year	Salary $	Bonus $	Awards $	Awards $		compensation $	earnings $	Compensation $	Total $
Kevin Frija PEO, PAO and Director	2009	27,000	12,000	—	$231,300	(1)	—	—	—	270,300

(1)	The amount indicated for this column represents the aggregate grant date fair value of the awards during the year as calculated in accordance with ACS Topic 505-50, formerly SFAS No. 123R, “Share-Based Payment” and SFASNo.148,“Accounting for Stock-Based Compensation — Transition and Disclosure — An amendment to SFAS No. 123.”(currently known as ASC Topic 718, “Compensation-Stock Compensation”), without regard to forfeiture assumption. For more information regarding the valuation of stock-based awards , refer to Note s 1 and 7 to our audited consolidated financial statements included elsewhere in this report.

Arrangements with Named Executive Officers
Effective October 1, 2009 the Company entered into an employment agreement with Mr. Kevin Frija, PEO, PAO and president of the company. The agreement provides for the payment of $72,000 in annual cash compensation and an award of 900,000 stock options with a one-year vesting period, which shall vest monthly on a pro-rata basis. Mr. Frija shall be eligible to participate in any employee benefit programs, stock option plan or other equity incentive or bonus plan that the company may subsequently adopt.
Outstanding Equity Awards at 2009 Year-End
The following table presents information regarding the outstanding equity awards held by each of the named executive officers as of December 31, 2009, including the vesting dates for the portions of these awards that had not vested as of that date.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS					STOCK AWARDS
Equity
Incentive
Plan
								Equity	Awards:
								Incentive	Market
							Market	Plan	or
							Value	Awards:	Payout
		Equity	Equity				of	Number	Value
		Incentive	Incentive			Number	Shares	of	of
		Plan	Plan			of	or	Unearned	Unearned
		Awards:	Awards:			Shares	Units	Shares,	Shares,
	Number	Number of	Number of			or	of	Units or	Units
	of	Securities	Securities			Units of	Stock	Other	or other
	Securities	Underlying	Underlying			Stock	that	Rights	Rights
	Underlying	Unexercised	Unexercised	Option	Option	that	Have	that	that
	Unexercised	Options	Unearned	Exercise	Expiration	have	not	have not	have not
	options	Unexercisable	Options	Price	Date	not Vested	Vested	Vested	Vested
Name	Exercisable	(#)	(#)	($)	($)	(#)	($)	(#)	($)
(a)	(#) (b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kevin Frija, PEO	225,000	675,000	—	0.18	10/01/2015	—	—	—	—
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
Potential Payments Upon Termination or Change in Control
Except as noted above, the Company does not have employment agreements or severance arrangements with any of its named executive officers, and the Company does not maintain any other plans or arrangements that provide for any named executive officer to receive cash severance or other cash payments in connection with a termination of such officer’s employment with the Company and/or a change in control of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities authorized for issuance under equity compensation plans.
Equity Compensation Plan Information (Restated)

		Weighted-average
	Number of securities to be	exercise price	Number of securities remaining
	issued upon exercise of	of outstanding	available for future issuance under
	outstanding options,	options, warrants	equity compensation plans (excluding
	warrants and rights	and rights	securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	100,000,000
Equity compensation plans not approved by security holders	4,500,000	0.18	—

Total	4,500,000	0.18	100,000,000

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
On October 1, 2009 the Company entered into a consulting and legal services agreement with Mr. Adam Frija. Mr. Adam Frija, is the brother of our sole executive officer Mr. Kevin Frija. Mr. Adam Frija, is a lawyer and will be providing legal services to the company on a part time basis during the twelve-month term of the agreement. In consideration for Mr. Adam Frija’s services, Mr. Frija will receive, during the term of the agreement, a monthly consulting fee of $4,000. Mr. Frija has also been granted 600,000 stock options, exercisable at $0.18, which vest pro-rata, on a monthly basis over the term on the agreement.
On October 1, 2009, the Company entered into a consulting agreement with Mr. Jacob Levy. Mr. Levy, is the primary operator of the entity with whom we currently contract for warehousing and certain fulfillment services, which he owns together with Mr. Frija, our president and sole executive officer, Mr. Kevin Frija; See “Certain Relationships and Related Transactions, and Director Independence.” . In consideration for Mr. Levy’s services, Mr. Levy will receive, during the twelve-month term of the agreement, a monthly consulting fee of $4,000. Mr. Levy has also been granted 600,000 stock options, exercisable at $0.18, which vest pro-rata, on a monthly basis over the term on the agreement.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Security ownership of certain beneficial owners. The following table provides the names and addresses of each person known to own directly or beneficially more than 5% of our outstanding Common Stock (as determined in accordance with Rule 13d-3 under the Exchange Act) as of December 31, 2009.

	Shares	Percentage of
	Beneficially	Beneficial
Name and address of beneficial owner	Owned(1)(4)	Ownership(1)
5% Stockholders
Adam Frija	1,860,300	7.44%
Isaac Galazan	4,237,350	16.95%
Jeffrey Holman	2,343,978	9.38%
Doron Ziv	2,893,800	11.58%
Vapeco Holdings	—	—

Named Executive Officers
Kevin Frija	—	0%

All Current Officers and Directors As a Group (1 person)		0%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to the community property laws where applicable, to the Company’s knowledge the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address for each person is the Company’s address at 3101 W. Hallandale Boulevard #100, Hallandale, Florida 33009.

(2)	On December 31, 2009 there were 25,000,000 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. On January 7, 2010 the Company amended and restated its articles of incorporation and subsequent to certain post closing covenants relating to the company’s acquisition of Smoke Anywhere USA, Inc., as a result of the amendment and restatement the company reverse split its stock at a 2.5:1 ratio, the shares outstanding were reduced to 10,000,000, subsequent thereto the company issued 50,000,000 shares of its common stock, as consideration for the acquisition of Smoke Anywhere USA, Inc. As of March 8, 2010 the company had outstanding 60,000,000 shares of common stock; the resulting beneficially owned shares and corresponding percentage are: Mr. . Adam Frija will own 4,64,720, Mr. Galazan will own 10,169,640, Mr. Ziv will own, 6,945,120, of the company’s common stock respectively, the percentages of shares beneficially owned percentages will remain unchanged.

(3)	In determining the percent of voting stock owned by a person (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 25,000,000 shares of common stock outstanding, or 60,000,000 shares of common stock post closing undertakings, which includes a 2.5:1 reverse stock split (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares, which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)	Subsequent to the post closing issuances, Vapeco Holdings will own 4,799,966, which represents an 8% beneficial ownership, and Mr. Kevin Frija will own, 4,314,000, which represents a 7.19% beneficial ownership.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
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
AUDIT FEES
The aggregate fees billed by our auditors, Paritz & Company., P.A., for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2009 and review of our interim financial statements for the third quarter of 2009 was approximately $2,000.
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
VAPOR CORP.
(FORMERLY MILLER DIVERSIFIED CORPORATION)
CONSOLIDATED FINANCIAL STATEMENTS
(Restated)
(Note 7)
WITH
REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM
As of DECEMBER 31, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM
Board of Directors
Vapor Corp.
(formerly Miller Diversified Corporation)
Hallandale, Florida
We have audited the accompanying consolidated balance sheet of Vapor Corp. (formerly Miller Diversified Corporation) (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
As discussed in Note 7 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2009 has been restated.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vapor Corp. (formerly Miller Diversified Corporation), as of December 31, 2009 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

PARITZ & COMPANY P.A.
Hackensack, New Jersey
March 23, 2010 (except for the effect of the restatement discussed in Note 7 to the consolidated financial statements, for which the date is August 18, 2011).

VAPOR CORP.
(FORMERLY MILLER DIVERSIFIED CORPORATION)
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2009	2008
	(Restated)
ASSETS

CURRENT ASSETS:
Cash	$841	$311,762
Due from merchant credit card processor, net of reserve for charge-backs of $30,000	361,623	—
Vendor deposits	169,424	60,000
Inventories	827,412	11,313
Sundry current assets	—	4,755

TOTAL CURRENT ASSETS	1,359,300	387,830

TOTAL ASSETS	$1,359,300	$387,830

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$453,823	$7,894
Income taxes payable	202,000	—
Customer deposits	—	21,190

TOTAL CURRENT LIABILITIES	655,823	29,084

STOCKHOLDERS’ EQUITY:
Blank check preferred stock, $.001 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.001 and $1.00 par value, in 2009 and 2008 ,respectively 250,000,000 and 100 shares authorized, in 2009 and 2008, respectively 60,000,344 and 100 shares issued and outstanding, in 2009 and 2008, respectively	60,000	100
Additional paid-in capital	614,625	375,400
Retained earnings (accumulated deficit)	28,852	(16,754)

TOTAL STOCKHOLDERS’ EQUITY	703,477	358,746

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,359,300	$387,830

See notes to consolidated financial statements

VAPOR CORP.
(FORMERLY MILLER DIVERSIFIED CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2009	2008
	(Restated)

SALES	$7,957,247	$508,718

COSTS AND EXPENSES:
Cost of sales	3,039,301	285,780
Selling, general and administrative	4,381,215	239,692
Stock-based compensation expense	289,125	—

TOTAL COSTS AND EXPENSES	7,709,641	525,472

INCOME (LOSS) BEFORE INCOME TAXES	247,606	(16,754)

Income taxes	202,000	—

NET INCOME (LOSS)	$45,606	$(16,754)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$—	$(167.54)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	60,000,344	100

See notes to consolidated financial statements

VAPOR CORP.
(FORMERLY MILLER DIVERSIFIED CORPORATION)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional	Retained
	Common Shares		Paid-In	Earnings
	Number	Amount	Capital	(Deficit)	Total

BALANCE — MARCH 24, 2008 (inception)	—	$—	$—	$—	$—

Issuance of common stock	100	100	375,400	—	375,500

Net loss	—	—	—	(16,754)	(16,754)

BALANCE — JANUARY 1, 2009	100	100	375,400	(16,754)	358,746

Elimination of Miller Corporation equity and common stock in connection with reverse merger	60,000,244	59,900	(59,900)	—	—

Additional investment by shareholder	—	—	10,000	—	10,000

Stock-based compensation expense (Restated)			289,125		289,125

Net income (Restated)	—	—		45,606	45,606

BALANCE — DECEMBER 31, 2009 (Restated)	60,000,344	$60,000	$614,625	$28,852	$703,477

See notes to consolidated financial statements

VAPOR CORP.
(FORMERLY MILLER DIVERSIFIED CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2009	2008
	(Restated)
OPERATING ACTIVITIES:
Net income (loss)	$45,606	$(16,754)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	289,125
Reserve for charge-backs	30,000	—
Changes in operating assets and liabilities:
Due from merchant credit card processor	(391,623)	—
Vendor deposits	(109,424)	(60,000)
Inventories	(816,099)	(11,313)
Sundry current assets	4,755	(4,755)
Accounts payable and accrued expenses	445,929	7,894
Income taxes payable	202,000	—
Customer deposits	(21,190)	21,190

NET CASH USED IN OPERATING ACTIVITIES	(320,921)	(63,738)

FINANCING ACTIVITIES:
Additional investment by shareholder	10,000	—
Proceeds from sale of common stock	—	375,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,000	375,500

DECREASE (INCREASE) IN CASH	(310,921)	311,762

CASH — BEGINNING OF YEAR	311,762	—

CASH — END OF YEAR	$841	$311,762

See notes to consolidated financial statements

VAPOR CORP.
(FORMERLY MILLER DIVERSIFIED CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 (Restated) and 2008
1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business description
Vapor Corp. (formerly Miller Diversified Corporation) (“Miller”) is the holding company for its wholly owned subsidiary Smoke Anywhere U.S.A., Inc. (“Smoke”). The Company markets and distributes personal vaporizers under the Fifty-OneTM, KraveTM, EZ SmokerTM and Green PufferTM brands.
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

Stock-Based Compensation
The Company accounts for stock-based compensation under ACS Topic 505-50, formerly SFAS No. 123R, “Share-Based Payment” and SFASNo.148,“Accounting for Stock-Based Compensation - Transition and Disclosure — An amendment to SFAS No. 123.”(currently known as ASC Topic 718, “Compensation-Stock Compensation (“ASC Topic 18”). These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148 (currently known as ASC Topic 18), the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes-Merton valuation model, whereby compensation cost is the excess of the fair value of the award as determined by the valuation model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the year ended December 31, 2009, the Company recognized stock based compensation expense of $289,125. The $289,125 relates to the amortization expense associated with granting of options to its President and Chief Executive Officer to purchase 900,000 shares of the Company’s common stock in October 2009 valued at $231,300 and from the granting of options to employees and consultants to purchase 3,600,000 shares of the Company’s common stock in October 2009, valued at $925,200.

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
7	RESTATEMENT
The Company has restated its consolidated financial statements as at December 31, 2009 because the Company failed to record stock-based compensation expense for employee and non-employee stock options in accordance with ACS Topic 505-50, formerly SFAS No. 123R, “Share-Based Payment” and SFASNo.148,“Accounting for Stock-Based Compensation — Transition and Disclosure — An amendment to SFAS No. 123.”(currently known as ASC Topic 718, “Compensation-Stock Compensation (“ASC Topic 18”)and the Company failed to properly calculate the weighted average number of common shares outstanding. This error and the related adjustments resulted in an understatement of net loss and additional paid in capital of $289,125 and $289,125, respectively, and an overstatement of retained earnings of $289,125 for the year ended December 31, 2009. Accordingly, the Company’s consolidated financial statements for the year ended December 31, 2009 have been restated to correct for these errors.

Condensed Consolidated Balance Sheet impact —The following table sets forth the effects of the restatement adjustments on balance sheet:
VAPOR CORPORATION
f/k/a MILLER DIVERSIFIED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2009
	As Previously Recorded	As Restated
TOTAL ASSETS	$1,359,300	$1,359,300

TOTAL LIABILITIES	$655,823	$655,823

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, .001 par value; 250,000,000 shares authorized 60,000,344 shares issued and outstanding	$60,000	$60,000
Additional paid-in capital	$325,500	$614,625
Retained earnings	$317,977	$28,852

TOTAL STOCKHOLDERS’ EQUITY	$703,477	$703,477

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$1,359,300	$1,359,300

Condensed Consolidated Statement of Operations impact —
The following table set forth the effects of the restatement adjustments on operations for the Year ended December 31, 2009:
VAPOR CORPORATION
f/k/a MILLER DIVERSIFIED CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

	YEAR ENDED DECEMBER 31, 2009
	As Previously Recorded	As Restated

Stock-based compensation expense	$—	$289,125
TOTAL COSTS AND EXPENSES	$7,420,516	$7,709,641

INCOME BEFORE INCOME TAXES	$536,731	$247,606

NET INCOME	$334,731	$45,606

BASIC AND DILUTED NET INCOME PER COMMON SHARE	$0.014	$0.00

Weighted average common shares outstanding- basic and diluted	24,301,159	60,000,344

Condensed Consolidated Statement of Cash Flows impact —
The following table set forth the effects of the restatement adjustments on the Company’s condensed consolidated statement of cash flows for the year ended December 31, 2009:
VAPOR CORPORATION
f/k/a MILLER DIVERSIFIED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31, 2009
	As Previously Recorded	As Restated

NET INCOME (LOSS)	$334,731	$45,606

Stock-based compensation expense	$—	$289,125

NET CASH USED IN OPERATING ACTIVITIES	$(320,921)	$(320,921)
Condensed Consolidated Statements of Shareholders’ Equity impact-
The following table set forth the effects of the restatement adjustments on the Company’s condensed consolidated statements of shareholders’ equity:
VAPOR CORPORATION
f/k/a MILLER DIVERSIFIED CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	YEAR ENDED DECEMBER 31, 2009
	As Previously Recorded		As Restated
	Additional	Retained	Additional	Retained
	Paid-In	Earnings	Paid-In	Earnings
	Capital	(Deficit)	Capital	(Deficit)

Stock-based compensation expense	$—	$—	$289,125	$—

NET INCOME	$—	$334,731	$—	$45,606

BALANCE — DECEMBER 31, 2009	$325,500	$317,977	$614,625	$28,852

EXHIBIT INDEX

Incorporated by Reference
Exhibit				Filing Date/
Number		Exhibit Description	Form	Period End Date
3.1		Amended and Restated Articles of Incorporation, filed with the Secretary of	DEF-14C	12/10/09
State of the State of Nevada on January 4, 2010.

3.2		By-Laws of the Registrant, as amended.	8-K	01/10/86

4.1		Form of Stock Certificate of the Registrant.	10-Q	12/30/06

10.1	*	VAPOR CORP Equity Incentive Plan.	DEF-14C	12/10/09

14.1	**	Code of Ethics

21.1	**	Subsidiaries of the Registrant.

24.1	**	Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K)(Restated).

31.1	**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer. (Restated)

31.2	**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer. (Restated)

32.1	**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. (Restated)

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

SIGNATURES (RESTATED)
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of August 2011.

VAPOR CORP.
By:	/s/ Kevin Frija
Kevin Frija
President, Chief Executive Officer and Chief Financial Officer
Power of Attorney (Restated)
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Kevin Frija KEVIN FRIJA	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer & Principal Financial Officer)	August 24, 2011