Form 10-Q/A
period 2010-03-31
VAPOR CORP.
filed 2011-08-24
CIK 844856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 1)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____to _____
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
☐ Yes     ☑ No
The number of shares of the Registrant’s common stock outstanding as of May 12, 2010 was 60,000,344.

EXPLANATORY NOTE
Vapor Corp. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2010 (the “Original Filing”), to restate its unaudited condensed consolidated financial statements for the three months ended March 31, 2010 and related financial information contained therein to reflect the effects of accounting and reporting errors, to include stock- based compensation expense for employee and non-employee stock options issued on October 1, 2009, and to correct the weighted average number of common shares outstanding. These accounting and reporting errors and the related adjustments resulted in an understatement of net loss of $297,665 for the quarter ended March 31, 2010, and an understatement of additional paid capital of$586,790 and $289,125 as of March 31, 2010 and December 31, 2009, respectively, and an overstatement of retained earnings of $586,790 and $289,125 as of March 31, 2010 and December 31, 2009, respectively.
In addition, the Company has concluded that these accounting and reporting errors constitute a material weakness in the Company’s internal control over financial reporting as of March 31, 2010 and that its disclosure controls and procedures were ineffective at March 31, 2010 (see Item 4 of Part I, “Controls and Procedures (Restated)”).
Except as required to reflect the effects of the restatement for the items above, no additional modifications or updates in this Amendment No. 1 have been made to the Original Filing. Information not affected by the restatement remains unchanged and reflects the disclosures made at the time of the Original Filing. This Amendment No. 1 does not describe other events occurring after the Original Filing, including exhibits, or modify or update those disclosures affected by subsequent events. This Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, as those filings may have been amended, as information in such reports and documents may update or supersede certain information contained in this Amendment No. 1. Accordingly, this Amendment No. 1 only amends and restates Items 1, 2 and 4 of Part I and Item 6 of Part II of the Original Filing, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. Additionally, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications pursuant Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are attached to this Amendment No. 1 as Exhibits 31.1, 31.2, and 32.1 and an updated signature page.

VAPOR CORP.
F/K/A MILLER DIVERSIFIED CORPORATION
(RESTATED)
(NOTE 2)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
	(Restated)	(Restated)

ASSETS
CURRENT ASSETS:
Cash	$45,762	$841
Due from merchant credit card processor, net of reserve for chargebacks of $30,000	342,073	361,623
Accounts receivable	61,612	—
Vendor deposits	171,924	169,424
Inventories	869,121	827,412
Sundry current assets	3,180	—

TOTAL CURRENT ASSETS	1,493,672	1,359,300

DEFERRED TAXES	99,000	—

TOTAL ASSETS	$1,592,672	$1,359,300

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$836,476	$453,823
Income taxes payable	202,000	202,000

TOTAL LIABILITIES	1,038,476	655,823

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value 250,000,000 shares authorized
60,000,344 shares issued and outstanding	60,000	60,000
Additional paid-in capital	912,290	614,625
(Accumulated deficit) retained earnings	(418,094)	28,852

TOTAL STOCKHOLDERS’ EQUITY	554,196	703,477

TOTAL LIABILITIES AND STOCKHOLDERS’EQUITY	$1,592,672	$1,359,300

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.
F/K/A MILLER DIVERSIFIED CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED MARCH 31,
	2010	2009
	(Restated)

SALES	$1,875,642	$1,080,814

COSTS AND EXPENSES:
Cost of sales	1,000,638	543,114
Selling, general and administrative	1,123,285	283,849
Stock-based compensation expense	297,665	—

TOTAL COSTS AND EXPENSES	2,421,588	826,963

(LOSS) INCOME BEFORE INCOME TAX EXPENSE (CREDIT)	(545,946)	253,851

Income tax expense (credit)	(99,000)	98,000

NET (LOSS) INCOME	$(446,946)	$155,851

BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE	$(0.01)	$1,558.51

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING —BASIC AND DILUTED	60,000,344	100

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.
F/K/A MILLER DIVERSIFIED CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009
	(Restated)

OPERATING ACTIVITIES:
Net (loss) income	$(446,946)	$155,851
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock -based compensation expense	297,665
Deferred tax asset	(99,000)	—
Changes in operating assets and liabilities:
Due from merchant credit card processor	19,550	—
Accounts receivable	(61,612)	—
Vendor deposits	(2,500)	(154,246)
Inventories	(41,709)	(298,043)
Sundry current assets	(3,180)	4,755
Accounts payable and accrued expenses	382,653	178,150
Customer deposits	—	(11,189)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES AND INCREASE (DECREASE) IN CASH	44,921	(124,722)

CASH — BEGINNING OF PERIOD	841	311,762

CASH — END OF PERIOD	$45,762	$187,040

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.
F/K/A MILLER DIVERSIFIED CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business description

Vapor Corporation F/K/A Miller Diversified Corporation (the “Company”) is the holding company for its wholly owned subsidiary Smoke Anywhere U.S.A., Inc. The Company markets and distributes personal vaporizers under the Fifty-OneTM, KraveTM, EZ SmokerTM, and Green PufferTMbrands.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the restated audited annual consolidated financial statements and related notes thereto as of and for the year ended December 31, 2009 included in the Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2009. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included, Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Income taxes

As of March 31, 2010, the Company has a U.S. Federal net operating loss carryforward of approximately $248,000. The Federal net operation loss carryforward expires in 2029. The deferred tax asset resulting from this loss carryforward is approximately $99,000.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforward and research and development credits may be subject to the above limitations.

Stock-Based Compensation

The Company accounts for stock-based compensation under ACS Topic 505-50, formerly SFAS No. 123R, “Share-Based Payment” and SFAS No.148,“Accounting for Stock-Based Compensation — Transition and Disclosure — An amendment to SFAS No. 123””(currently known as ASC Topic 718, “Compensation-Stock Compensation (“ASC Topic 18”). These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148(currently known as ASC Topic 18), the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes-Merton valuation model, whereby compensation cost is the excess of the fair value of the award as determined by the valuation model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the quarter ended March 31, 2010, the Company recognized stock-based compensation expense of $297,665. The $297,665 relates to the granting of options to its President and Chief Executive Officer to purchase 900,000 shares of the Company’s common stock in October 2009 valued at $231,300 and from the granting of options to employees and consultants to purchase 3,600,000 and 708,000 shares of the Company’s common stock in October 2009 and January 2010, valued at $925,200 and $136,644, respectively. The stock-based compensation expense for March 31, 2010, related to the amortization of the options discussed above.

2	RESTATEMENT

The Company has restated its condensed consolidated financial statements as at March 31, 2010 because the Company failed to record stock-based compensation expense for employee and non-employee stock options in accordance with ACS Topic 505-50, formerly SFAS No. 123R, “Share-Based Payment” and SFAS No.148,“Accounting for Stock-Based Compensation — Transition and Disclosure — An amendment to SFAS No. 123.”(currently known as ASC Topic 718, “Compensation-Stock Compensation (“ASC Topic 18”) and the Company failed to properly calculate the weighted average number of shares outstanding. This error and the related adjustments resulted in an understatement of net loss of $297,665 for the quarter ended March 31, 2010, and an understatement of additional paid capital of $586,790 and $289,125 as of March 31, 2010 and December 31, 2009, respectively, and an overstatement of retained earnings of $586,790 and $289,125 as of March 31, 2010 and December 31, 2009, respectively. Accordingly, the Company’s condensed consolidated financial statements for the quarterly period ended March 31, 2010 have been restated to correct for these errors.

Condensed Consolidated Balance Sheet impact —The following table sets forth the effects of the restatement adjustments on balance sheet:
VAPOR CORPORATION
f/k/a MILLER DIVERSIFIED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2010		As of December 31, 2009
	As
	Previously	As	As Previously	As
	Recorded	Restated	Recorded	Restated
TOTAL ASSETS	$1,592,672	$1,592,672	$1,359,300	$1,359,300

TOTAL LIABILITIES	$1,038,476	$1,038,476	$655,823	$655,823

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 1,000,000 shares authorized, none issued	—	—	—	—
Common stock, .001 par value; 250,000,000 shares authorized, 60,000,344 issued and outstanding	$60,000	$60,000	$60,000	$60,000
Additional paid-in capital	$325,500	$912,290	$325,500	$614,625
Retained earnings (deficit)	$168,696	$(418,094)	$317,977	$28,852

TOTAL STOCKHOLDERS’ EQUITY	$554,196	$554,196	$703,477	$703,477

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$1,592,672	$1,592,672	$1,359,300	$1,359,300

Condensed Consolidated Statement of Operations impact —
The following table set forth the effects of the restatement adjustments on operations for the three months ended March 31, 2010:
VAPOR CORPORATION
f/k/a MILLER DIVERSIFIED CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

	THREE MONTHS ENDED MARCH 31, 2010
	As Previously
	Recorded	As Restated

Stock-based compensation expense	$—	$297,665
TOTAL COSTS AND EXPENSES	$2,123,923	$2,421,588

(LOSS) BEFORE INCOME TAXES	$(248,281)	$(545,946)

NET (LOSS)	$(149,281)	$(446,946)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.004	$(0.01)

Weighted average number of outstanding shares — basic and diluted	42,575,342	60,000,344

Condensed Consolidated Statement of Cash Flows impact —
The following table set forth the effects of the restatement adjustments on the Company’s condensed consolidated statement of cash flows for the three months ended March 31, 2010:
VAPOR CORPORATION
f/k/a MILLER DIVERSIFIED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31, 2010
	As Previously
	Recorded	As Restated

NET (LOSS)	$(149,281)	$(446,946)

Variable stock-based compensation expense	$—	$297,665

NET CASH PROVIDED BY OPERATING ACTIVITIES	$44,921	$44,921

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Restated)
You should read the following Management’s Discussion and Analysis together with our financial statements and notes to those financial statements included elsewhere in this report.
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
Recent Developments
Purchase Business Combination:
On September 1, 2009 Miller Diversified, Corp. (“we,” “Miller” or the “Company”) entered into a definitive agreement (the “Agreement”) with Smoke Anywhere USA, Inc., a Florida corporation (“Smoke”) whereby the Company will acquire 100% of the issued and outstanding shares of Smoke Anywhere USA, Inc., as a result of the transaction Smoke will become a wholly-owned subsidiary of the Company. On November 5, 2009, Miller and Smoke completed, subject to certain post closing undertakings, the transaction. The transaction contemplated by the Agreement was intended to be a “tax-free” reorganization pursuant to the provisions of Section 351 and 368 of the Internal Revenue Code of 1986, as amended. For accounting purposes, this transaction was being accounted for as a reverse merger, since the stockholders of Smoke own a majority of the issued and outstanding shares of common stock of the Company, and the directors and executive officers of Smoke now own a control in excess of eighty percent of the company’s outstanding stock.
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
Stock-Based Compensation
We account for stock-based compensation under ACS Topic 505-50, formerly SFAS No. 123R, “Share-Based Payment” and SFAS No.148,“Accounting for Stock-Based Compensation — Transition and Disclosure — An amendment to SFAS No. 123” (currently known as ASC Topic 718, “Compensation-Stock Compensation (“ASC Topic 18”). These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148 (currently known as ASC Topic 18), the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes-Merton valuation model, whereby compensation cost is the excess of the fair value of the award as determined by the valuation model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which we expect to receive the benefit, which is generally the vesting period.
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
Our cost of sales increased by $457,524 to $1,000,638 for the three months ended March 31, 2010. This was an increase of 84%, as compared to cost of sales of $543,114 for the three months ended March 31, 2009. Our selling, general and administrative expenses for the three months ended March 31, 2010 were $1,123,285 compared to of $283,849 for the three months ended March 31, 2009.

During the quarter ended March 31, 2010, we recognized stock-based compensation expense of $297,665. The $297,665 relates to the granting of options to our President and Chief Executive officer to purchase 900,000 shares of our common stock in October 2009 valued at $231,300 and from the granting of options to employees and consultants to purchase 3,600,000 and 708,000 shares of our common stock in October 2009 and January 2010, valued at $925,200 and $136,644, respectively. The stock-based compensation expense for the three months ended March 31, 2010 related to the amortization of the options discussed above.
During the three months ended March 31, 2010 we had $0 in research and development costs. This was unchanged from the three months ended March 31, 2009.
We had net (loss) of ($446,946) for the three months ended March 31, 2010, as compared to net income of $155,851 for the three months ended March 31, 2009.
Liquidity and Capital Resources
We had total assets of $1,592,672 and $1,359,300 as of March 31, 2010 and December 31, 2009, respectively. We had total liabilities of $1,038,476 and $655,823 as of March 31, 2010 and December 31, 2009, respectively.
We had additional paid in capital of $912,290 and $614,625 and (accumulated deficit) retained earnings of ($418,094) and $28,852 and total stockholders’ equity of $554,196 and $703,477 as of March 31, 2010 and December 31, 2009, respectively.
Our net increase (decrease) in cash of $44,921 and ($124,722) for the three months ended March 31, 2010 and 2009, respectively, was due to the cash provided (used) by operating activities, which was primarily due to net (loss) income of ($446,946) and $155,851, decrease (increase) from merchant account processors of $19,550 and $0, accounts receivable of ($61,612) and $0, vendor deposit of ($2,500) and ($154,246), inventories of ($41,709) and ($298,043), and increase (decrease) from accounts payable and other accrued liabilities of $382,653 and $178,150 and stock-based compensation expense of $297,665 and $0 and deferred tax asset of ($99,000) and $0, respectively.
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

Item 4. Controls and Procedures. (Restated)
Restatement
As discussed elsewhere in this Amendment No. 1 and in Note 2 to the condensed consolidated financial statements contained in Item 1 of Part I hereof, the Company has amended its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 to restate its condensed consolidated financial statements as of March 31, 2010 to reflect the effects of accounting and reporting errors, to include stock based compensation expense for employee and non-employee stock options issued on October 1, 2009, and to correct the weighted average number of common shares outstanding.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to provide reasonable assurance that the information required to be disclosed by us in reports we file under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Our management with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective in providing reasonable assurance of achieving their objectives because of the material weaknesses in internal control over financial reporting described in our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2009, as filed with the SEC on August 24, 2011.
In light of the material weakness, we performed additional post-closing procedures and analyses, which are not part of our internal control over financial reporting in order to prepare the condensed consolidated financial statements included in this report. As a result of these procedures and analyses, we believe our condensed consolidated financial statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
Changes in Internal Control Over Financial Reporting
As disclosed in our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2009, management and our independent registered public accounting firm have identified three material weaknesses in our internal control over financial.
Remediation of Material Weakness
We have commenced efforts to address the material weakness in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures as of March 31, 2010. Our remediation plan includes the following actions:
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

Although the remediation efforts are underway, the above material weakness will not be considered remediated until new controls over financial reporting are fully designed and operating effectively for an adequate period of time. There is no assurance that our remediation efforts will be successful on a timely basis or at all. If these material weaknesses persist, it may be necessary to make further restatements of our consolidated financial statements and investors will not be able to rely on the completeness and accuracy of the financial information contained in our filings with the SEC and this could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities or stockholder litigation.
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
None.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. (Removed and Reserved).
Item 5. Other Information.
None.
Item 6. Exhibits.

Incorporated by Reference
Filing Date/
Exhibit				Period End
Number		Exhibit Description	Form	Date
3.1	*	Amended and Restated Articles of Incorporation, filed with the Secretary of State of the State of Nevada on January 4, 2010.	DEF-14C	12/10/09

3.2	*	By-Laws of the Registrant, as amended.	8-K	01/10/86

31.1	**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer. (Restated)

31.2	**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer. (Restated)

32.1	**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. (Restated)

*	Previously Filed

**	Filed herewith.

SIGNATURES (RESTATED)
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of August 2011.

VAPOR CORP.
By:	/s/ Kevin Frija
Kevin Frija
President, Chief Executive Officer and Chief Financial Officer