Form 10-Q/A
period 2010-06-30
VAPOR CORP.
filed 2011-08-24
CIK 844856

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
The number of shares of the Registrant’s common stock outstanding as of August 14, 2010 was 60,000,344.

EXPLANATORY NOTE
Vapor Corp. (the “Company”) is filing this Amendment No. 1 to it Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as filed with the Securities and Exchange Commission (“SEC”) on August 16, 2010 (the “Original Filing”) to restate its unaudited condensed consolidated financial statements for the three and six months ended June 30, 2010 and related financial information contained therein to reflect the effects of accounting and reporting errors, to include stock-based compensation expense for employee and non-employee stock options issued on October 1, 2009 and January 1, 2010, and to correct the weighted average number of common shares outstanding. These accounting and reporting errors and the related adjustments resulted in an understatement of net loss of $595,331 and $297,665 for the six months and quarter ended June 30, 2010, respectively, and an understatement of additional paid capital of $884,456 and $289,125 as of June 30, 2010 and December 31, 2009, respectively, and an overstatement of retained earnings of $884,456 and $289,125 as of June 30, 2010 and December 31, 2009, respectively. This Amendment No. 1 also corrects the erroneous reporting of dividends in the condensed consolidated statements of cash flows for the six months ended June 30, 2009.
In addition, the Company has concluded that these accounting and reporting errors constitute a material weakness in the Company’s internal control over financial reporting as of June 30, 2010 and that its disclosure controls and procedures were ineffective at June 30, 2010 (see Item 4 of Part I, “Controls and Procedures (Restated)”).
Except as required to reflect the effects of the restatement for the items above and to correct the erroneous reporting of dividends in the six months ended June 30, 2009, no additional modifications or updates in this Amendment No. 1 have been made to the Original Filing. Information not affected by the restatement or correction of such erroneous reporting of dividends remains unchanged and reflects the disclosures made at the time of the Original Filing. This Amendment No. 1 does not describe other events occurring after the Original Filing, including exhibits, or modify or update those disclosures affected by subsequent events. This Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, as those filings may have been amended, as information in such reports and documents may update or supersede certain information contained in this Amendment No. 1. Accordingly, this Amendment No. 1 only amends and restates Items 1, 2 and 4 of Part I and Item 6 of Part II of the Original Filing, in each case, solely as a result of, and to reflect, the restatement and the correction of the erroneous reporting of dividends as described above, and no other information in the Original Filing is amended hereby. Additionally, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications pursuant Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are attached to this Amendment No. 1 as Exhibits 31.1, 31.2, and 32.1 and an updated signature page.

VAPOR CORP.
F/K/A MILLER DIVERSIFIED CORPORATION
(Restated)
(Note 2)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
	(Restated)	(Restated)

ASSETS

CURRENT ASSETS:
Cash	$227,852	$841
Due from merchant credit card processor, net of reserve for chargebacks of $60,000	595,471	361,623
Accounts receivable, net of allowance of $5,000	245,794	—
Vendor deposits	127,355	169,424
Inventories	501,964	827,412
Sundry current assets	1,535	—

TOTAL ASSETS	$1,699,971	$1,359,300

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$855,802	$453,823
Income taxes payable	191,858	202,000

TOTAL CURRENT LIABILITIES	1,047,660	655,823

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value 250,000,000 shares authorized 60,000,344 shares issued and outstanding	60,000	60,000
Additional paid-in capital	1,209,956	614,625
(Accumulated deficit) retained earnings	(617,645)	28,852

TOTAL STOCKHOLDERS’ EQUITY	652,311	703,477

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,699,971	$1,359,300

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.
F/K/A MILLER DIVERSIFIED CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009
	(Restated)		(Restated)

SALES	$4,739,834	$3,047,667	$2,864,192	$1,966,853

COSTS AND EXPENSES:
Cost of sales	2,504,018	1,624,789	1,503,380	1,081,675
Selling, general and administrative	2,297,156	696,558	1,173,871	412,709
Stock-based compensation expense	595,331	—	297,665	—

TOTAL COSTS AND EXPENSES	5,396,505	2,321,347	2,974,916	1,494,384

(LOSS) INCOME BEFORE INCOME TAX (CREDIT) EXPENSE	(656,671)	726,320	(110,724)	472,469

Income tax (credit) expense	(10,174)	280,505	88,826	182,505

NET (LOSS) INCOME	$(646,497)	$445,815	$(199,550)	$289,964

BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE	$(0.01)	$4,458.15	$0.00	$2,899.64

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC AND DILUTED	60,000,344	100	60,000,344	100

See notes to unaudited condensed consolidation financial statements

VAPOR CORP.
F/K/A MILLER DIVERSIFIED CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30,
	2010	2009
	(Restated)	(Corrected)

OPERATING ACTIVITIES:
Net (loss) income	$(646,497)	$445,815
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Stock-based compensation expense	595,331	—
Deferred tax asset	—	—
Changes in operating assets and liabilities:
Due from merchant credit card processor	(233,848)	—
Accounts receivable	(245,794)	—
Vendor deposits	42,069	(115,311)
Inventories	325,448	(323,516)
Sundry current assets	(1,535)	4,755
Accounts payable and accrued expenses	402,012	(50,058)
Income taxes payable	(10,175)	280,505
Customer deposits	—	(21,190)

NET CASH PROVIDED BY OPERATING ACTIVITIES	227,011	221,000

FINANCING ACTIVITIES:
Investment from stockholder	—	10,000

NET CASH USED IN FINANCING ACTIVITIES	—	10,000

INCREASE IN CASH	227,011	231,000

CASH — BEGINNING OF PERIOD	841	311,762

CASH — END OF PERIOD	$227,852	$542,762

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.
F/K/A MILLER DIVERSIFIED CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

Stock-Based Compensation

The Company accounts for stock-based compensation under ACS Topic 505-50, formerly SFAS No. 123R, “Share-Based Payment” and SFAS No.148,“Accounting for Stock-Based Compensation - Transition and Disclosure — An amendment to SFAS No. 123” “(currently known as ASC Topic 718, “Compensation-Stock Compensation (“ASC Topic 18”). These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148 (currently known as ASC Topic 18), the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes-Merton valuation model, whereby compensation cost is the excess of the fair value of the award as determined by the valuation model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the three and six months ended June 30, 2010, the Company recognized stock based compensation expense of $297,665 and $595,331, respectively. The $297,665 and $595,331 relates to the granting of options to its President and Chief Executive Officer to purchase 900,000 shares of the Company’s common stock in October 2009 valued at $231,300 and from the granting of options to employees and consultants to purchase 3,600,000 and 708,000 shares of the Company’s common stock in October 2009 and January 2010, valued at $925,200 and $136,644, respectively. The stock-based compensation expense for the three and six months ended June 30, 2010 related to the amortization of stock option s discussed above.
2	RESTATEMENT
The Company has restated its condensed consolidated financial statements as at June 30, 2010 because the Company failed to record stock-based compensation expense for employee and non-employee stock options in accordance with ACS Topic 505-50, formerly SFAS No. 123R, “Share-Based Payment” and SFAS No.148,“Accounting for Stock-Based Compensation — Transition and Disclosure — An amendment to SFAS No. 123.”(currently known as ASC Topic 718, “Compensation-Stock Compensation (“ASC Topic 18”), and the Company failed to properly calculate the weighted average number of common shares outstanding. These accounting and reporting errors and the related adjustments resulted in an understatement of net loss of $595,331 and $297,665 for the six months and quarter ended June 30, 2010, respectively, and an understatement of additional paid capital of $884,456 and $289,125 as of June 30, 2010 and December 31, 2009, respectively, and an overstatement of retained earnings of $884,456 and $289,125 as of June 30, 2010 and December 31, 2009, respectively. Accordingly, the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2010 have been restated to correct for these errors.
In addition, the Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2009 has been corrected to remove the erroneous reporting of dividends in such period.
Condensed Consolidated Balance Sheet impact —The following table sets forth the effects of the restatement adjustments on condensed consolidated balance sheet as of June 30, 2010 and December 31, 2009:
VAPOR CORP.
f/k/a MILLER DIVERSIFIED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2010		As of December 31, 2009
	As Previously	As	As Previously	As
	Recorded	Restated	Recorded	Restated
TOTAL ASSETS	$1,699,971	$1,699,971	$1,359,300	$1,359,300

TOTAL LIABILITIES	$1,047,660	$1,047,660	$655,823	$655,823

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 1,000,000 shares authorized, none issued	—	—	—	—
Common stock, .001 par value; 250,000,000 shares authorized, 60,000,344 issued and outstanding	$60,000	$60,000	$60,000	$60,000
Additional paid-in capital	$325,500	$1,209,956	$325,500	$614,625
Retained earnings (accumulated deficit)	$266,811	$(617,645)	$317,977	$28,852

TOTAL STOCKHOLDERS’ EQUITY	$652,311	$652,311	$703,477	$703,477

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,699,971	$1,699,917	$1,359,300	$1,359,300

Condensed Consolidated Statement of Operations impact —
The following table set forth the effects of the restatement adjustments on condensed consolidated statements of operations for the six and three months ended June 30, 2010:
VAPOR CORP.
f/k/a MILLER DIVERSIFIED CORPORATION
CONSOLIDATEDSTATEMENT OF OPERATIONS

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30, 2010		JUNE 30, 2010
	As Previously	As	As Previously	As
	Recorded	Restated	Recorded	Restated

Stock-based compensation expense	$—	$595,331	$—	$297,665

TOTAL COSTS AND EXPENSES	$4,801,174	$5,396,505	$2,677,251	$2,974,916

INCOME (LOSS) BEFORE INCOME TAXES	$(61,340)	$(656,671)	$186,941	$(110,724)

Income tax expense	$(10,174)	$(10,174)	$88,826	$88,826

NET INCOME (LOSS)	$(51,166)	$(646,497)	$98,115	$(199,550)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.001)	$(0.01)	$0.00	$(0.00)

Weighted average common shares outstanding — basic and diluted	49,643,836	60,000,344	49,643,836	60,000,344

Condensed Consolidated Statement of Cash Flows impact —
The following table set forth the effects of the restatement adjustments on the Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2010:
VAPOR CORP.
f/k/a MILLER DIVERSIFIED CORPORATION
CONSOLIDATEDSTATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30, 2010
	As Previously	As
	Recorded	Restated

NET (LOSS)	$(51,166)	$(646,497)

Variable stock-based compensation expense	$—	$595,331

NET CASH PROVIDED BY OPERATING ACTIVITIES	$227,011	$227,011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Restated)
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

Results of Operations for the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
During the three months ended June 30, 2010 we had $2,864,192 in revenues. This was an increase of $897,339 or approximately 46% from the three months ended June 30, 2009.
Our cost of sales increased by $421,705 to $1,503,380 for the three months ended June 30, 2010. This was an increase of 39%, as compared to cost of sales of $1,081,675 for the three months ended June 30, 2009. Our operating expenses for the three months ended June 30, 2010 consisted of selling, general and administrative expenses of $1,173,871 compared to selling, general and administrative expenses of $412,709 for the three months ended June 30, 2009. This was an increase of $761,162 or approximately 184% from the three months ended June 30, 2009.
During the three months ended June 30, 2010, we recognized stock-based compensation expense of $297,665. The $297,665 relates to the amortization expense related to granting of options to our President and Chief Executive Officer to purchase 900,000 shares of our common stock in October 2009 valued at $231,300 and from the granting of options to employees and consultants to purchase 3,600,000 and 708,000 shares of the Company’s common stock in October 2009 and January 2010, valued at $925,200 and $136,644, respectively.
During the three months ended June 30, 2010 we had $0 in research and development costs. This was unchanged from the three months ended June 30, 2009.
We had net (loss) of ($199,550) for the three months ended June 30, 2010, as compared to net income of $289,964 for the three months ended June 30, 2009.
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
During the six months ended June 30, 2010, we recognized stock based compensation expense of $595,331. The $595,331 relates to the amortization expense related to granting of options to our President and Chief Executive Officer to purchase 900,000 shares of our common stock in October 2009 valued at $231,300 and from the granting of options to employees and consultants to purchase 3,600,000 and 708,000 shares of the Company’s common stock in October 2009 and January 2010, valued at $925,200 and $136,644, respectively.
During the six months ended June 30, 2010 we had $0 in research and development costs. This was unchanged from the six months ended June 30, 2009.
We had net (loss) of ($646,497) for the six months ended June 30, 2010, as compared to net income of $445,815 for the six months ended June 30, 2009.
Liquidity and Capital Resources
We had total assets of $1,699,971 and $1,359,300 as of June 30, 2010 and December 31, 2009, respectively. We had total liabilities of $1,047,660 and $655,823 as of June 30, 2010 and December 31, 2009, respectively.

We had additional paid in capital of $1,209,956 and $614,625 and (accumulated deficit) retained earnings of ($617,645) and $28,852 and total stockholders’ equity of $652,311 and $703,477 as of June 30, 2010 and December 31, 2009, respectively.
Our net increase in cash of $227,011 and $221,000 for the six months ended June 30, 2010 and 2009, respectively, was primarily due to the cash provided (used) by operating activities, which was primarily due to net (loss) income of ($646,497) and $445,815, decrease (increase) from merchant credit card processors of $233,848 and $0, accounts receivable of ($245,794) and $0, vendor deposit of $42,069 and ($115,311), inventories of $325,448 and ($323,516), and increase (decrease) from accounts payable and other accrued liabilities of $402,012 and ($50,058) and income taxes payable of ($10,175) and $280,505 for the six months ended June 30, 2010 and 2009, respectively.
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
Restatement
As discussed elsewhere in this Amendment No. 1 and in Note 2 to the condensed consolidated financial statements contained in Item 1 of Part I hereof, the Company has amended its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 to restate its condensed consolidated financial statements as of June 30, 2010 to reflect the effects of accounting and reporting errors, to include stock based compensation expense for employee and non-employee stock options issued on October 1, 2009 and January 1, 2010, and to correct the weighted average number of common shares outstanding.
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
Our management with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective in providing reasonable assurance of achieving their objectives because of the material weaknesses in internal control over financial reporting described in our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2009, as filed with the SEC on August 2011.
In light of the material weakness, we performed additional post-closing procedures and analyses, which are not part of our internal control over financial reporting, in order to prepare the condensed consolidated financial statements included in this report. As a result of these procedures and analyses, we believe our condensed consolidated financial statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting
As disclosed in our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2009, management and our independent registered public accounting firm have identified three material weaknesses in our internal control over financial reporting.
Remediation of Material Weakness
We have commenced efforts to address the material weakness in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures as of June 30, 2010. Our remediation plan includes the following actions:
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

Item 1A.	Risk Factors.
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.
None.

Item 6.	Exhibits. (Restated)

Incorporated by Reference
Exhibit				Filing Date/
Number		Exhibit Description	Form	Period End Date
3.1	*	Amended and Restated Articles of Incorporation, filed with the Secretary of State of the State of Nevada on January 4, 2010.	DEF-14C	12/10/09

3.2	*	By-Laws of the Registrant, as amended.	8-K	01/10/86

31.1	**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer. (Restated)

31.2	**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer. (Restated)

32.1	**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. (Restated)

*	Previously Filed

**	Filed herewith.

SIGNATURES (RESTATED)
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of August 2011.

VAPOR CORP.
By:	/s/ Kevin Frija
Kevin Frija
President, Chief Executive Officer and Chief Financial Officer