Form 10-Q/A
period 2010-09-30
VAPOR CORP.
filed 2011-08-24
CIK 844856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 1)
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-19001
VAPOR CORP.
(Exact name of Registrant as specified in its charter)

Nevada	84-1070932
(State or other jurisdiction	(I.R.S. Employer Identification
of incorporation or organization)	No.)

3001 Griffin Road
Dania Beach, FL	33312
(Address of principal executive offices)	(Zip Code)
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
☐ Yes ☑ No
The number shares of the Registrant’s common stock outstanding as of November 14, 2010 was 60,135,344

EXPLANATORY NOTE
Vapor Corp. (the “Company”) is filing this Amendment No. 1 to it Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2010 (the “Original Filing”), to restate its unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2010 and related financial information contained therein to reflect the effects of accounting and reporting errors, to include stock-based compensation expense for employee and non-employee stock options issued on October 1, 2009 and January 1, 2010, and to correct the weighted average number of common shares outstanding. These accounting and reporting errors and the related adjustments resulted in an understatement of net loss of $892,996 and $297,665 for the nine months and quarter ended September 30, 2010, respectively, and an understatement of additional paid-in capital of $1,182,121 and $289,125 as of September 30, 2010 and December 31, 2009, respectively and an overstatement of retained earnings of $1,182,121 and $289,125 as of September 30, 2010 and December 31, 2009, respectively.
In addition, the Company has concluded that these accounting and reporting errors constitute a material weakness in the Company’s internal control over financial reporting as of September 30, 2010 and that its disclosure controls and procedures were ineffective at September 30, 2010 (see Item 4 of Part I, “Controls and Procedures (Restated)”).
Except as required to reflect the effects of the restatement for the items above, no additional modifications or updates in this Amendment No. 1 have been made to the Original Filing. Information not affected by the restatement remains unchanged and reflects the disclosures made at the time of the Original Filing. This Amendment No. 1 does not describe other events occurring after the Original Filing, including exhibits, or modify or update those disclosures affected by subsequent events. This Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, as those filings may have been amended, as information in such reports and documents may update or supersede certain information contained in this Amendment No. 1. Accordingly, this Amendment No. 1 only amends and restates Items 1, 2 and 4 of Part I and Item 6 of Part II of the Original Filing, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. Additionally, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are attached to this Amendment No. 1 as Exhibits 31.1, 31.2, and 32.1 and an updated signature page.

VAPOR CORP.
F/K/A MILLER DIVERSIFIED CORPORATION
(Restated)
(Note 3)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
	(Restated)	(Restated)

ASSETS
CURRENT ASSETS:
Cash	$126,876	$841
Due from merchant credit card processor, net of reserve for chargebacks of $60,000	341,774	361,623
Accounts receivable, net of allowance of $5,000	176,760	—
Vendor deposits	127,355	169,424
Inventories	555,342	827,412
Sundry current assets	2,048	—

TOTAL ASSETS	$1,330,155	$1,359,300

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$584,933	$453,823
Income taxes payable	140,032	202,000

TOTAL CURRENT LIABILITIES	724,965	655,823

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value 250,000,000 shares authorized 60,135,344 & 60,000,344 shares issued and outstanding, respectively	60,135	60,000
Additional paid-in capital	1,529,276	614,625
(Accumulated deficit) retained earnings	(984,181)	28,852

TOTAL STOCKHOLDERS’ EQUITY	605,230	703,477

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,330,155	$1,359,300

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.
F/K/A MILLER DIVERSIFIED CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009
	(Restated)		(Restated)

SALES	$7,520,233	$4,484,729	$2,780,399	$1,437,062

COSTS AND EXPENSES:
Cost of sales	4,161,503	2,173,618	1,657,485	548,829
Selling, general and administrative	3,540,767	1,642,334	1,243,611	945,776
Stock-based compensation expense	892,996	—	297,665	—

TOTAL COSTS AND EXPENSES	8,595,266	3,815,952	3,198,761	1,494,605

(LOSS) INCOME BEFORE INCOME TAX (CREDIT) EXPENSE	(1,075,033)	668,777	(418,362)	(57,543)

Income tax expense (benefit)	(62,000)	265,725	(51,826)	(14,780)

NET (LOSS) INCOME	$(1,013,033)	$403,052	$(366,536)	$(42,763)

BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE	$(0.02)	$4,030.52	$(0.01)	$(427.63)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC AND DILUTED	60,007,890	100	60,022,735	100

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.
F/K/A MILLER DIVERSIFIED CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2010	2009
	(Restated)

OPERATING ACTIVITIES:
Net (loss) income	$(1,013,033)	$403,052

Adjustments to reconcile net (loss) income
Stock-based compensation expense	892,996	—
Stock issued for services	21,750	—
Changes in operating assets and liabilities:
Due from merchant credit card processor	19,849	—
Accounts receivable	(176,760)	—
Vendor deposits	42,069	(83,333)
Inventories	272,070	(788,431)
Sundry current assets	(2,048)	4,755
Accounts payable and accrued expenses	131,143	230,024
Income taxes payable	(62,001)	265,726
Customer deposits	—	(21,190)

NET CASH PROVIDED BY OPERATING ACTIVITIES	126,035	10,603

FINANCING ACTIVITIES:
Investment from stockholder	—	10,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	10,000

INCREASE IN CASH	126,035	20,603

CASH — BEGINNING OF PERIOD	841	311,762

CASH — END OF PERIOD	$126,876	$332,365

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.
F/K/A MILLER DIVERSIFIED CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business description

Vapor Corp. F/K/A Miller Diversified Corporation (the “Company”) is the holding company for its wholly-owned subsidiary Smoke Anywhere U.S.A., Inc. The Company markets and distributes personal vaporizers under the Fifty-OneTM, KraveTM, EZ SmokerTM, and Green PufferTM brands.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the restated audited annual consolidated financial statements and related notes thereto as of and for the year ended December 31, 2009 included in the Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2009. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Stock-Based Compensation

The Company accounts for stock-based compensation under ACS Topic 505-50, formerly SFAS No. 123R, “Share-Based Payment” and SFAS No. 148,“Accounting for Stock-Based Compensation - Transition and Disclosure — An amendment to SFAS No. 123” “(currently known as ASC Topic 718, “Compensation-Stock Compensation (“ASC Topic 718”). These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148 (currently known as ASC Topic 718), the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes-Merton valuation model, whereby compensation cost is the excess of the fair value of the award as determined by the valuation model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the three and nine months ended September 30, 2010, the Company recognized stock based compensation expense of $297,665 and $892,996, respectively. The $297,665 and $892,996 relates to the amortization expense related to granting of options to its President and Chief Executive Officer to purchase 900,000 shares of the Company’s common stock in October 2009 valued at $231,300 and from the granting of options to employees and consultants to purchase 3,600,000 and 708,000 shares of the Company’s common stock in October 2009 and January 2010, valued at $925,200 and $136,644, respectively.
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
3	RESTATEMENT
The Company has restated its condensed consolidated financial statements as at June 30, 2010 because the Company failed to record stock-based compensation expense for employee and non-employee stock options in accordance with ACS Topic 505-50, formerly SFAS No. 123R, “Share-Based Payment” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure — An amendment to SFAS No. 123.”(currently known as ASC Topic 718, “Compensation-Stock Compensation (“ASC Topic 18”), and the Company failed to properly calculate the weighted average number of common shares outstanding. These accounting and reporting errors and the related adjustments resulted in an understatement of net loss of $892,996 and $297,665 for the nine months and quarter ended September 30, 2010, respectively, and an understatement of additional paid capital of $1,182,121 and $289,125 as of September 30, 2010 and December 31, 2009, respectively and an overstatement of retained earnings of $1,182,121 and $289,125 as of September 30, 2010 and December 31, 2009, respectively. Accordingly, the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2010 have been restated to correct for these errors.

Condensed Consolidated Balance Sheet Impact —
The following table sets forth the effects of the restatement adjustments on the condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009:
VAPOR CORP.
f/k/a MILLER DIVERSIFIED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2010		As of December 31, 2009
	As Previously	As	As Previously
	Recorded	Restated	Recorded	As Restated
TOTAL ASSETS	$1,330,155	$1,330,155	$1,359,300	$1,359,300

TOTAL LIABILITIES	$724,965	$724,965	$655,823	$655,823

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 1,000,000 shares authorized, none issued	—	—	—	—
Common stock, .001 par value; 250,000,000 shares authorized, 60,135,344 and 60,000,344 issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	60,135	60,135	60,000	60,000
Additional paid-in capital	347,155	1,529,276	325,500	614,625
Retained earnings (accumulated deficit)	197,940	(984,181)	317,977	28,852

TOTAL STOCKHOLDERS’ EQUITY	605,230	605,230	703,477	703,477

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,330,155	$1,330,155	$1,359,300	$1,359,300

Condensed Consolidated Statement of Operations impact —
The following table set forth the effects of the restatement adjustments on the condensed consolidated statements of operations for the Nine and Three months ended September 30, 2010:
VAPOR CORP.
f/k/a MILLER DIVERSIFIED CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

	Nine Months Ended		Three Months Ended
	September 30, 2010		September 30, 2010
	As Previously		As Previously
	Recorded	As Restated	Recorded	As Restated

Stock-based compensation expense	$—	$892,996	$—	$297,665
TOTAL COSTS AND EXPENSES	7,702,270	8,595,266	2,901,096	3,198,761

(LOSS) BEFORE INCOME TAXES	(182,037)	(1,075,033)	(120,697)	(418,362)

NET INCOME (LOSS)	$(120,037)	$(1,013,033)	$(68,871)	$(366,536)

BASIC AND DILUTED NET (LOSS) PER COMMON SHARE	$(0.002)	$(0.02)	$(0.00)	$(0.01)

Weighted average common shares outstanding — basic and diluted	60,007,546	60,007,890	60,022,391	60,022,735

Condensed Consolidated Statement of Cash Flows impact —
The following table set forth the effects of the restatement adjustments on the condensed consolidated statement of cash flows for the nine months ended September 30, 2010:
VAPOR CORP.
f/k/a MILLER DIVERSIFIED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2010
	As Previously
	Recorded	As Restated

NET (LOSS)	$(120,037)	$(1,013,033)

Stock-based compensation expense	—	892,996

NET CASH PROVIDED BY OPERATING ACTIVITIES	$126,035	$126,035

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (RESTATED)
You should read the following Management’s Discussion and Analysis together with our condensed consolidated financial statements and related notes included elsewhere in this report.
Forward-Looking Statements
This current report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks,”; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained herein, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis and Plan of Operation” identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement. The terms “Vapor Corp.,” “Vapor,” “we,” “us,” “our,” and the “Company” refer to Vapor Corporation and the terms “Smoke Anywhere USA,” and “Smoke” refer to our wholly owned subsidiary Smoke Anywhere USA, Inc.”
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
Stock-Based Compensation
We account for stock-based compensation under ACS Topic 505-50, formerly SFAS No. 123R, “Share-Based Payment” and SFAS No. 148,“Accounting for Stock-Based Compensation — Transition and Disclosure — An amendment to SFAS No. 123” (currently known as ASC Topic 718, “Compensation-Stock Compensation (“ASC Topic 718”). These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148 (currently known as ASC Topic 718), the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes-Merton valuation model, whereby compensation cost is the excess of the fair value of the award as determined by the valuation model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which we expect to receive the benefit, which is generally the vesting period.
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
Results of Operations for the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
During the three months ended September 30, 2010 we had $2,780,399 in revenues. This was an increase of $1,343,337 or approximately 93% for the three months ended September 30, 2009.
Our cost of sales increased by $1,108,656 to $1,657,485 for the three months ended September 30, 2010. This was an increase of 202%, as compared to cost of sales of $548,829 for the three months ended September 30, 2009. Our operating expenses for the three months ended September 30, 2010 consisted of selling, general and administrative expenses of $1,243,611 compared to selling, general and administrative expenses of $945,776 for the three months ended September 30, 2009. This was an increase of $297,835 or approximately 31% for the three months ended September 30, 2009.
During the three months ended September 30, 2010, we recognized stock based compensation expense of $297,665. The $297,665 relates to the amortization expense relating to the granting of stock options to our President and Chief Executive Officer to purchase 900,000 shares of our common stock in October 2009 valued at $231,300 and from the granting of options to employees and consultants to purchase 3,600,000 and 708,000 shares of the Company’s common stock in October 2009 and January 2010, valued at $925,200 and $136,644, respectively.
During the three months ended September 30, 2010 we had $0 in research and development costs. This was unchanged from the three months ended September 30, 2009.

We had net loss of $366,536 for the three months ended September 30, 2010, as compared to net loss of $42,763 for the three months ended September 30, 2009.
Results of Operations for the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009
During the nine months ended September 30, 2010 we had $7,520,233 in revenues. This was an increase of $3,035,504 or approximately 68% for the nine months ended September 30, 2009.
Our cost of sales increased by $1,987,885 to $4,161,503 for the nine months ended September 30, 2010. This was an increase of 91%, as compared to cost of sales of $2,173,618 for the nine months ended September 30, 2009. Our operating expenses for the nine months ended September 30, 2010 consisted of selling, general and administrative expenses of $3,540,767 compared to selling, general and administrative expenses of $1,642,334 for the nine months ended September 30, 2009. This was an increase of $1,898,433 or approximately 116% for the nine months ended September 30, 2009.
During the nine months ended September 30, 2010, we recognized stock based compensation expense of $892,996. The $892,996 relates to the amortization expense relating to the granting of stock options to our President and Chief Executive Officer to purchase 900,000 shares of our common stock in October 2009 valued at $231,300 and from the granting of options to employees and consultants to purchase 3,600,000 and 708,000 shares of the Company’s common stock in October 2009 and January 2010, valued at $925,200 and $136,644, respectively.
During the nine months ended September 30, 2010 we had $0 in research and development costs. This was unchanged from the nine months ended September 30, 2009.
We had net (loss) of ($1,013,033) for the nine months ended September 30, 2010, as compared to net income of $403,052 for the nine months ended September 30, 2009.
Liquidity and Capital Resources
We had total assets of $1,330,155 and $1,359,300 as of September 30, 2010 and December 31, 2009, respectively.
We had total liabilities of $724,965 and $655,823 as of September 30, 2010 and December 31, 2009, respectively.
We had additional paid in capital of $1,529,276 and $614,625 and (accumulated deficit) retained earnings of ($984,181) and $28,852 and total stockholders’ equity of $605,230 and $703,477 as of September 30, 2010 and December 31, 2009, respectively.
Our net increase in cash of 126,035 and $20,603 for the nine months ended September 30, 2010 and 2009, respectively, was primarily due to the cash provided (used) by operating activities, which was primarily due to net (loss) income of ($1,013,033) and $403,052, stock based compensation expense of $892,996 and $0, decrease (increase) from merchant credit card processors of $19,849 and $0, accounts receivable of ($176,760) and $0, vendor deposit of $42,069 and ($83,333), inventories of $272,070 and ($788,431), and increase (decrease) from income taxes payable of $(62,001) and $265,726 for the nine months ended September 30, 2010 and 2009, respectively.
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

Item 4. Controls and Procedures. (Restated)
Restatement
As discussed elsewhere in this Amendment No. 1 and in Note 3 to the condensed consolidated financial statements contained in Item 1 of Part I hereof, the Company has amended its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 to restate its condensed consolidated financial statements as of September 30, 2010 to reflect the effects of accounting and reporting errors, to include stock based compensation expense for employee and non-employee stock options issued on October 1, 2009 and January 1, 2010, and to correct the weighted average number of common shares outstanding.
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
Changes in Internal Control Over Financial Reporting
As disclosed in our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2009, management and our independent registered public accounting firm have identified [three] [Harlan, Should this be two because the valuation allowance weakness arose in the first quarter of 2011? If so, please change the three to two in 3-31 and 6-30 Form 10-Q reports] material weaknesses in our internal control over financial reporting.
Remediation of Material Weakness
We have commenced efforts to address the material weakness in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures as of September 30, 2010. Our remediation plan includes the following actions:
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