Form 10-K/A
period 2010-12-31
VAPOR CORP.
filed 2011-08-24
CIK 844856

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
60,135,344 shares of Common Stock Issued and Outstanding as of March 30, 2011

EXPLANATORY NOTE
Vapor Corp. (the “Company”) is amending its Annual Report on Form 10-K for the year ended December 31, 2010 (the “Original Filing”), as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2011, to restate its audited consolidated financial statements as of December 31, 2010 and 2009 and for the years then ended to reflect the effects of accounting and reporting errors, to include stock based compensation expense for employee and non-employee stock options issued on October 1, 2009 and January 1, 2010, and to correct the weighted average number of common shares outstanding. These accounting and reporting errors and the related adjustments resulted in an understatement of net loss and additional paid in capital of $901,536 and $1,190,661, respectively, and an overstatement of retained earnings of $1,190,661 for the year ended December 31, 2010. These accounting and reporting errors and the related adjustments resulted in an understatement of net loss and additional paid in capital of $289,125 and $289,125, respectively, and an overstatement of retained earnings of $289,125 for the year ended December 31, 2009.
In addition, the Company has concluded that these accounting and reporting errors constitute a material weakness in the Company’s internal control over financial reporting as of December 31, 2010 and that its disclosure controls and procedures were ineffective at December 31, 2010 (see Item 9A(T) of Part II, “Controls and Procedures (Restated)” and “Management’s Report on Internal Control Over Financial Reporting (Restated)”.
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

VAPOR, CORP.

The Business section and other parts of this Annual Report on Form 10-K/A (“Form 10-K/A”) contain forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, Item 1A of this Form 10-K/A, which are incorporated herein by reference. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
PART I
Item 1. Business
Company Background
Vapor Corp. and its wholly owned subsidiaries (collectively “Vapor” or the “Company”) design, market, and distribute electronic cigarettes, under the Fifty-One®, Krave®, EZ Smoker®, Smoke Star® and Green Puffer® brands. “Electronic cigarettes” or “e-cigarettes,” are battery-powered products that enable users to inhale nicotine vapor without smoke, tar, ash, or carbon monoxide. Designed to look like a traditional cigarette, each e-cigarette consists of three parts: the nicotine cartridge, the atomizer or heating element, and the battery and electronics.
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

The Electronic Cigarette
Electronic cigarettes are electronic devices, the functional elements include: 1) a small plastic cartridge that contains a liquid nicotine solution,2) the atomizer, which is a heating element that vaporizes the liquid nicotine so that it can be inhaled, and; 3) the electronics, which include: a rechargeable lithium-ion battery and an LED which illuminates to indicate use.
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
We sell a variety of electronic cigarettes; rechargeable and disposable. E-cigarettes are available in two varieties, a two-piece unit which we market under our DUO® product line and our three-piece unit, which we market under our TRIO® product line.
The DUO®
The DUO’s 2-part construction (battery component and cartridge) features a disposable all-in-one atomized cartridge (also known as a “cartomizer”). This cartomizer is replaced when the nicotine solution is depleted from use. The all-in-one configuration eliminates the need for maintenance of a separate atomizer.
The TRIO®
The TRIO’s 3-part construction (battery component, atomizer, and cartridge)features a separate atomizer from the cartridge;the atomizer is reused and requires separate maintenance over its useful life. Replacement atomizers are available for sale and are easily serviceable by the user. In the TRIO, the only thing that needs to be replaced is the nicotine cartridge.

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
Electronic cigarettes, since their introduction to the US market have largely been sold online, while tobacco products, most notably cigarettes are currently sold in approximately 150,000 retail locations. We believe that future growth of electronic cigarettes is dependent on higher volume, lower margin sales channels, like the broad based distribution network through which cigarettes are sold, and as such, We are focusing on growing our retail distribution reach by entering into distribution agreements with large and established value added resellers and by focusing our sales efforts on regional and national retail chains. We believe that these higher volume lower margin opportunities are critical towards broadening the reach and appeal of e-cigarettes and as electronic cigarettes become more widely known and available,the market for our products will grow.

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
We also compete with the world’s largest tobacco companies “Big Tobacco” as our products deliver nicotine like traditional cigarette and tobacco products. Big Tobacco has nearly limitless resources, global distribution networks in place and a customer base that is fiercely loyal to their brands. Additionally, if tobacco companies seek to compete against us in offering alternative products to traditional cigarettes, namely e-cigarettes or similar alternatives, (i.e.R.J. Reynolds have filed a patent application for an e-cigarette-like device which they refer to as a “Tobacco-Containing Smoking Article”) our ability to differentiate ourselves based on the uniqueness of our product offering will be gone and competing against them will be an even greater challenge.
Moreover, based on consumer use and demand we may find ourselves competing with not only the world’s largest tobacco companies but the world’s largest pharmaceutical companies as well, “Big pharma.” Both big pharma and big tobacco have limitless resources with which to compete against us and both have far greater resources than us and we would be hard pressed to compete successfully against either industry’s participants.
Source and Availability of Raw Materials
We believe that an adequate supply of product and raw materials will be available to us as needed and from multiple sources and suppliers.
Trademarks
We have been awarded trademarks on certain of our brands, including: Krave®, EZsmoker®, Smoke Star®, Fifty-One® and Green Puffer®. We have and continue to market, develop and invest in each of these brands.

Government Regulation
On January 24, 2011, The United States Court of Appeals for the District of Columbia Circuit denied a petition for an en banc review of the Court’s December 7, 2010 opinion which affirmed the United States District Court for the District of Columbia’s January 14, 2010 opinion and ordered that”...the FDA cannot regulate customarily marketed tobacco products under the FDCA’s [Food Drug and Cosmetic Act] drug/device provisions, that it can regulate tobacco products marketed for therapeutic purposes under those provisions, and that it can regulate customarily marketed tobacco products under the Tobacco Act” [Family Smoking Prevention and Tobacco Control Act — FSPTCA] and that “...Regarding harm to third parties and to the public interest, the district court observed that the FDA had cited no evidence to show that electronic cigarettes harmed anyone.” To this end, the Court further ordered that the FDA’s motion to reinstate stay of preliminary injunction be dismissed as moot setting aside import alert 66-41, which the FDA issued, in early 2009, which sought to restrict imports of electronic cigarettes into the United States.
The Tobacco Act, in its construction does not speak directly to electronic cigarettes and as such, we have contacted the FDA for guidance on how to comply with the FSPTCA. To date the FDA has not provided us guidance nor have they published any materials, which would suggest how to comply with the Tobacco Act. We anticipate that regulations and guidance will be forthcoming and we intend, within the best of our abilities, to operate in accordance with FDA regulations.
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

Available Information
The Company’s Annual Report on Form 10-K/A Amendment 1, Quarterly Reports on Form 10-Q and 10-Q/A, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at www.vapor-corp.com when such reports are available on the SEC website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.
Item 1A. Risk Factors
Risks Related to Our Business
We Market a Single Class of Products, Which may be Subject to Certain Government Regulations, Whose Approval We may or may not be Able to Achieve.
Electronic cigarettes, which are our sole product offering, are new to the marketplace and may be subject to regulation as a tobacco product and possibly as a drug and drug device if marketed using therapeutic claims. Most E-cigarettes are sold as a means of delivering nicotine to the body. The Food and Drug Administration (“FDA”) is the regulatory agency which oversees tobacco products; however at present it is unclear what, if any regulatory process is required to import, market, manufacture and or distribute-cigarettes. To date the FDA has not established a definitive policy regulating electronic cigarettes.
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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including periodic reports, disclosures and more complex accounting rules. As directed by Section 404 of Sarbanes-Oxley, the SEC adopted rules requiring public companies to include a report of management on a company’s internal control over financial reporting in their Annual Report on Form 10-K. Based on current rules, we are required to report under Section 404(a) of Sarbanes-Oxley regarding the effectiveness of our internal control over financial reporting. As described in Item 9A(T) of this report, we have material weaknesses in our internal control over financial reporting and disclosure controls and our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2010. As further described in Item 9A(T) of this report, we have taken steps to remediate the material weaknesses. However, there is no assurance that our remediation efforts will be successful on a timely basis or at all. If these material weaknesses persist, it may be necessary to make further restatements of our consolidated financial statements and investors will not be able to rely on the completeness and accuracy of the financial information contained in our filings with the SEC and this could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities or stockholder litigation.
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
Our Product Faces Intense Media Attention and Public Pressure
Our product is new to the marketplace and since its introduction certain members of the media, politicians, government regulators and advocate groups, including independent doctors have called for an outright ban of all electronic cigarettes, pending regulatory review and a demonstration of safety. A ban of this type would likely have the effect of terminating our United States’ sales and marketing efforts, of certain products, which we may currently market or have, plans to market in the future. Such a ban would also likely cause public confusion as to which products are the subject of the ban and which are not and would have a material adverse effect on our business, financial condition and performance.
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
If we fail to commercialize our products in foreign jurisdictions we may find ourselves at a competitive disadvantage not only in those foreign jurisdictions but also in each market in which we have a presence. If we are unable to be competitive we risk losing market share, a decrease in operating revenues all of which would have a material adverse effect on our financial condition and our ability to operate our business.
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
We May Not Be Able to Adapt to Trends In our Industry.
We may not be able to adapt as the e-cigarette industry and customer demand evolves; whether attributable to regulatory constraints, mismanagement or a lack of financial resources or, our failure to respond in a timely manner; to new technologies, customer preferences, changing market conditions or new developments in our industry. Any of the failures to adapt or inabilities described herein or otherwise would have a material adverse effect on our business, prospects, financial condition and results of operations.
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
Regulation of Tobacco Products by State and Local Government.
State and local governments currently legislate and regulate tobacco products, including what is considered a tobacco product, how tobacco taxes are calculated and collected, to whom tobacco products can be sold and by whom, in addition to where tobacco products, specifically cigarettes may be smoked and where they may not. Certain municipalities have enacted local ordinances which preclude the use of e-cigarettes where traditional tobacco burning cigarettes cannot be used and certain states have proposed legislation that would categorize electronic cigarettes as tobacco products, equivalent to their tobacco burning counterparts. If these bills become laws, electronic cigarettes may lose their appeal as an alternative to cigarettes; which may have the effect of reducing the demand for our products and as a result have a material adverse effect on our business, results of operations and financial condition.
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

FDA Authority Under the Food Drug and Cosmetics Act; Prohibition Against Therapeutic Claims.
Electronic cigarettes, if marketed or sold in connection with therapeutic claims, (i.e. smoking cessation claims, claims to cure treat or mitigate a disease) would be subject to the FDA’s regulatory authority under the Food Drug and Cosmetics Act. We do not make therapeutic claims in connection with our marketing and or sales of our electronic cigarettes. Any violation of law with respect to the company’s marketing materials, and or labeling could expose the Company to liability including but not limited to fines, sanctions, administrative actions, detention and seizure of product, penalties, civil actions and or criminal prosecution each of which could have a material adverse effect on the Company’s business, reputation, results of operations and financial condition.
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
The FDA has Issued an Import Alert, Which has Limited Our Ability to Import Certain of Our Products
As a result of FDA import alert 66-41 US Customs has from time to time temporarily and in some instances indefinitely detained products sent to us by our Chinese suppliers. If the FDA and or customs modifies the import alert from its current form which allows US customs’ discretion to release our products to us, to a mandatory and definitive hold we will no longer be able to ensure a supply of product for US sales, which will have material adverse effect on our ability to generate revenues, as domestic sales currently account for a significant portion of our revenue.

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
Changes in Governmental Regulation May Affect the Countries in Which we Sell Our products
Foreign jurisdiction have varying policies and laws with respect to the use of electronic cigarettes that vaporize nicotine, countries such as the United Kingdom do not restrict its use while other countries such as Thailand have instituted a total ban. If countries such as the United Kingdom reverse their stance or should other countries who have a neutral stance move towards prohibition, it will have a direct impact on our ability to market our products and will have a material adverse effect on our business.
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
We lease additional warehouse space, which is currently owned in part by Mr. Frija, our PEO and PFO and certain of our affiliates, at a price, which we believe is more favorable than we could otherwise, secure. We believe that existing facilities are suitable and adequate for our current needs. If we require additional space, we believe that we will be able to secure such space on commercially reasonable terms without undue operational disruption.
Item 3 Legal Proceedings.
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
PART II
Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the Over-the-Counter Bulletin Board market under the symbol VPCO. For purposes of this Item the existence of limited or sporadic quotations should not of itself be deemed to constitute an established public trading market.
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

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Fiscal 2009 price range per common share	$1.275-0.15	$0.75-.25	$0.475-0.0375	$0.075-0.0375
Fiscal 2010 price range per common share	$0.20-0.60	$0.15- 0.40	$0.14-0.49	$0.14-0.90
Holders
As of March 31, 2011, there were 1,425 shareholders of record.
Dividends
The Company did not declare or pay cash dividends in either 2010 or 2009. The Company anticipates that for the foreseeable future it will retain any earnings for use in the operation of its business.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operation(Restated)
Our Management’s Discussion and Analysis should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report.
Forward-Looking Statements
This current report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks,”; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained herein, including, without limitation, the information set forth under the heading “Risk Factors” identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement. The terms “Vapor Corp.,” “Vapor,” “we,” “us,” “our,” and the “Company” refer to Vapor Corp. and the terms “Smoke Anywhere USA,” and “Smoke” refer to our wholly owned subsidiary Smoke Anywhere USA, Inc.”
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
Stock-Based Compensation
We account for stock-based compensation under ASC Topic 718, “Compensation-Stock Compensation (“ASC Topic 18”). These standards define a fair value based method of accounting for stock-based compensation. In accordance with ASC Topic 718, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes-Merton valuation model, whereby compensation cost is the excess of the fair value of the award as determined by the valuation model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which we expect to receive the benefit, which is generally the vesting period.

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
Revenues did not increase proportionate to our cost of sales due to the fact that gross margins shrank as a result of a proportionate increase in lower margin sales to value added re-sellers such as wholesalers and distributors, over direct to consumer sales, through our online store and our direct response television marketing. We believe the growth of our sales channel mix, represents a maturation of electronic cigarettes as a product category and we believe that future growth will come through an expansion of our distribution network, building towards the 150,000 locations that currently sell tobacco products.

Our operating expenses increased by $4,208,684 or 54.6% for the year ended December 31, 2010 to $11,918,325 from $7,709,641 from the year ended December 31, 2009. Our cost of sales increased by $3,018,996 to $6,058,297 for the year ended December 31, 2010. This was an increase of 99%, as compared to cost of sales of $3,039,301 for the year ended December 31, 2009. The increase in our cost of sales is a result of an increase in units purchased for re-sale. The increase is attributable to an increase in the number of units purchased and not the cost of the units purchased, moreover costs per unit decreased year over year due in part to, efficiencies at our suppliers, industry pricing pressures and negotiations based on volume discounts. As discussed above, lower margin sales accounted for a disproportionate increase in revenues relative to the amount of product we sold.
Selling, general and administrative expenses for the year ended December 31, 2010 were $4,958,492 compared to selling general and administrative expenses of $4,381,215 for the year ended December 31, 2009. This increase included $124,214 in professional fees and lobbying costs incurred in our efforts to identify and comply with a yet to be established FDA regulatory framework for electronic cigarette products and a one time payment of $288,000 paid ratably over 12 months to the former shareholders of Smoke Anywhere for services rendered during the transition period, $216,000 of which was paid in the fiscal year ended December 31, 2010.
During the year ended December 31, 2010 and 2009, we recognized stock-based compensation expense of $901,536 and $289,125, respectively. The increase in stock-based compensation expense relates to amortization of stock options granted to our President and Chief Executive Officer to purchase 900,000 shares of our common stock in October 2009 valued at $231,300 and from the granting of options to our employees and consultants to purchase 3,600,000 shares of our common stock in October 2009, valued at $925,200.
During the year ended December 31, 2010, we had $0 in research and development costs. This was unchanged from the period ended December 31, 2009.
We had net loss of ($1,002,224) for the year ended December 31, 2010, as compared to net income of $45,606 for the year ended December 31, 2009. The decrease in net income was primarily due to the $612,411 increase in stock-based compensation expense and the $340,214 we paid in consulting fees, $216,000 of which was a one-time charge against earnings and we expect that the costs associated with our lobbying efforts will decrease and eventually end once the regulatory framework for electronic cigarettes is established.
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

During the year ended December 31, 2010, we had total liabilities of $1,174,593 as compared to total liabilities of $655,823 for the year ended December 31, 2009. This was an increase of $538,364 or 82%. Liabilities for the period include monies due to factories for inventory, advertising and media purchases, insurance, accounting fees, unpaid commissions and unpaid consulting fees.
During the year ended December 31, 2010, we had additional paid in capital of $1,537,776, an accumulated deficit of ($973,372) and total stockholders’ equity of $624,539, as compared to year ended December 31, 2009, we had additional paid in capital of $614,625, retained earnings of $28,852 and total stockholder’s equity of $703,477.
Our net cash provided by operating activities was $64,893 for the year ended December 31, 2010 which included net loss of $1,002,224, stock-based compensation expense of $901,536 and accounts payable and accrued expenses of $547,332. Net cash used in operating activities for the year ended December 31, 2009 was $320,921, which included net income of $45,606, stock-based compensation expense of $289,125, and accounts payable and accrued expenses of $445,896. For the years ended December 31, 2010 and 2009, the acquisition and purchase of inventories was $97,397 and $816,099, respectively.
We believe that our cash on hand and anticipated cash flow from operations will provide sufficient liquidity and capital resources for our anticipated working capital and capital expenditure requirements for at least the next twelve months. However, we may need to raise capital in the form of equity or debt financing. There are no assurances that we will be able to raise capital, if needed, on terms acceptable to us or at all.
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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures (Restated)
Restatement
As discussed elsewhere in this Amendment No. 1 and in Note 8 to the audited consolidated financial statements contained in Part IV, Item 15 hereof, the Company has amended its Annual Report on Form 10-K for the year ended December 31, 2010 to restate its audited consolidated financial statements as of December 31, 2010 and 2009 and for the years then ended to reflect the effects of accounting and reporting errors, to include stock based compensation expense for employee and non-employee stock options issued on October 1, 2009, and to correct the weighted average number of common shares outstanding.
Evaluation of Disclosure Controls and Procedures (Restated)
In our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Original Filing”), as filed with the SEC on March 30, 2011, our chief executive officer and chief financial officer (principal executive officer and principal financial officer) evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by the Original Filing. Based on that evaluation, our management initially concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be included in our reports filed or submitted under the Exchange Act as of such time was recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms and such information was accumulated and communicated as appropriate to allow timely decisions regarding required disclosures. Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
In connection with the restatement discussed above, our chief executive officer and chief financial officer (principal executive officer and principal financial officer) reevaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010 pursuant to SEC Rule 13a-15(b) under the Exchange Act. As a result of such reevaluation and the material weakness in our internal control over financial reporting described below, our management has now concluded that our disclosure controls and procedures were not effective as of December 31, 2010.
Management’s Report on Internal Control Over Financial Reporting (Restated)
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). In the Original Filing, management concluded that we maintained effective internal control over financial reporting as of December 31, 2010. However, in connection with the restatement discussed in Note 8 to our audited consolidated financial statements included elsewhere herein, management has subsequently determined that the following material weakness existed as of December 31, 2010. The material weaknesses in our disclosure control procedures are as follows:

1.	We did not maintain effective controls over its accounting for stock-based compensation expense for employee and non-employee stock options in accordance with ASC Topic 718, “Compensation-Stock Compensation.

2.	We did not properly calculate the weighted average number of common shares outstanding for the year ending December 31, 2010.
As a result of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Accordingly, management has restated its report on internal control over financial reporting.
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
Kevin Frija
Mr. Kevin Frija is the company’s CEO, CFO and Chairman of the Board of Directors, Mr. Frija is the Company’s sole executive officer and director and has been such, since June 9, 2009. Kevin has over 20 years of experience, particularly in the areas of sourcing, manufacturing, supply chain management, marketing, advertising, and licensing. Prior to Kevin’s involvement in the Company, Kevin operated and Ingear, Inc. a swim and resort wear company based in Miami, Florida. Kevin, currently and on a limited basis assists Ingear in a managerial capacity.
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
Code of Ethics
The Company has a code of ethics, “Business Conduct: “Code of Conduct and Policy,” that applies to all of the Company’s employees, including its principal executive officer, principal financial officer and principal accounting officer, and the Board. A copy of this code is available on the Company’s website at www.vapor-corp. The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Current Report on Form 8-K.

Item 11. Executive Compensation (Restated)
EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE

							Nonequity	Nonqualified
							incentive	deferred
Name & Principal				Stock	Option		plan	compensation	All Other
Position(1)(2)	Year	Salary $	Bonus $	Awards $	Awards $		compensation $	earnings $	Compensation $	Total $
Kevin Frija PEO, PAO and Director	2010	72,000	26,000	—	—		—	—	—	98,000

Kevin Frija PEO, PAO and Director	2009	27,000	12,000	—	$231,300	(1)	—	—	—	270,300

(1)	The amount indicated for this column represents the aggregate grant date fair value of the awards during the year as calculated in accordance with ASC Topic 718, “Compensation-Stock Compensation”), without regard to forfeiture assumption. For more information regarding the valuation of stock-based awards , refer to Notes 1 and 8 to our audited consolidated financial statements included elsewhere in this report.
Arrangements with Named Executive Officer
Effective October 1, 2009, we entered into an employment agreement with Mr. Frija to serve as our Chief Executive and sole director. The agreement expired on September 10, 2010 and we have continued to employ Mr. Frija in such positions at the same annual base salary and on at-will basis. The agreement provided for the payment of $72,000 in annual base salary, a one-time bonus of $48,000 payable ratably over a 12 month period and an award of stock options to purchase up to 900,000 shares of our common stock, which vested monthly on a pro-rata basis over 12 months, and are exercisable at $0.45 per share.
Outstanding Equity Awards at 2010 Year-End
The following table presents information regarding the outstanding equity awards held by each of the named executive officers as of December 31, 2010, including the vesting dates for the portions of these awards that had not vested as of that date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Equity
								Equity	Incentive
								Incentive	Plan
							Market	Plan	Awards:
							Value	Awards:	Market or
		Equity	Equity			Number	of	Number	Payout Value
		Incentive	Incentive			of	Shares	of	of
		Plan	Plan			Shares	or	Unearned	Unearned
		Awards:	Awards:			or	Units	Shares,	Shares,
	Number	Number of	Number of			Units of	of	Units or	Units
	Of	Securities	Securities			Stock	Stock	Other	or other
	Securities	Underlying	Underlying			that	that	Rights	Rights
	Underlying	Unexercised	Unexercised	Option	Option	have	Have	that	that
	Unexercised	Options	Unearned	Exercise	Expiration	not	not	have not	have not
	Options	Unexercisable	Options	Price	Date	Vested	Vested	Vested	Vested
Name	Exercisable	(#)	(#)	($)	($)	(#)	($)	(#)	($)
(a)	(#) (b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kevin Frija, PEO	900,000	—	—	0.45	10/01/2015	—	—	—	—
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. Securities authorized for issuance under equity compensation plans.
Equity Compensation Plan Information

			Number of securities
	Number of securities to be	Weighted-average exercise	remaining available
	issued	price of	for future issuance under
	upon exercise of outstanding	outstanding options, warrants and	equity compensation plans
Plan category	options, warrants and rights	rights	(excluding securities reflected in column
			(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	708,000	$0.375	99,292,000
Equity compensation plans not approved by security holders	4,500,000	$0.45	—

Total	5,208,000	$0.439	99,292,000

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

Named Executive Officers& Directors
Kevin Frija	4,314,000	7.19%
Isaac Galazan	4,169,640	16.95%
Jeffrey Holman	5,625,548	9.36%
Doron Ziv	6,945,120	11.55%
All Current Officers and Directors As a Group (4 person)	21,054,308	35.01%

35

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

Item 14. Principal Accounting Fees and Services.
AUDIT FEES
The aggregate fees billed by our auditors, Paritz & Company, P.A., for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2010 and review of our interim financial statements for the third quarter of 2010 was approximately $10,039.
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
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of this report
(1) All financial statements

Index to Audited Consolidated Financial Statements

Audited Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009 (Restated)	39

Audited Consolidated Statements of Operations for the two years ended December 31, 2010 and December 31, 2009 (Restated)	40

Audited Consolidated Statements of Shareholders’ Equity for the two years ended December 31, 2010 and December 31, 2009 (Restated)	41

Audited Consolidated Statements of Cash Flows for the two years ended December 31, 2010 and December 31, 2009 (Restated)	42

Notes to Audited Consolidated Financial Statements	44

Report of Paritz & Company, Independent Registered Public Accounting Firm	38

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
Paritz & Company, P.A.
VAPOR CORP.
(FORMERLY MILLER DIVERSIFIED CORPORATION)
CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)
(NOTE 8)
WITH
REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM
As of DECEMBER 31, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM
Board of Directors
Vapor Corp.
(formerly Miller Diversified Corporation)
Hallandale, Florida
We have audited the accompanying consolidated balance sheets of Vapor Corp. (formerly Miller Diversified Corporation) (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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
As discussed in Note 8 to the consolidated financial statements, the accompanying consolidated balance sheets as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended have been restated.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vapor Corp. (formerly Miller Diversified Corporation), as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
PARITZ & COMPANY, P.A.
Hackensack, New Jersey
March 26, 2011(except for the effect of the restatement discussed in Note 8 to the consolidated financial statements, for which the date is August 18, 2011).

VAPOR CORP.
(FORMERLY MILLER DIVERSIFIED CORPORATION)
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2010	2009
	(Restated)	(Restated)
ASSETS
CURRENT ASSETS:
Cash	$65,734	$841
Due from merchant credit card processor, net of reserve for charge-backs of $80,000 and $60,000, respectively	499,485	361,623
Accounts receivable, net of allowance of $5,000	304,391	—
Vendor deposits	—	169,424
Inventories	924,809	827,412
Sundry current assets	4,713	—

TOTAL CURRENT ASSETS	1,799,132	1,359,300

TOTAL ASSETS	$1,799,132	$1,359,300

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,001,122	$453,823
Income taxes payable	173,471	202,000

TOTAL CURRENT LIABILITIES	1,174,593	655,823

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 250,000,000 shares authorized 60,135,344 and 60,000,344 shares issued and outstanding, in 2010 and 2009, respectively	60,135	60,000
Additional paid-in capital	1,537,776	614,625
(Accumulated deficit) retained earnings	(973,372)	28,852

TOTAL STOCKHOLDERS’ EQUITY	624,539	703,477

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,799,132	$1,359,300

See notes to audited consolidated financial statements

VAPOR CORP.
(FORMERLY MILLER DIVERSIFIED CORPORATION)
CONSOLIDATED STATEMENTS OF INCOME

	YEAR ENDED DECEMBER 31,
	2010	2009
	(Restated)	(Restated)

SALES	$10,917,101	$7,957,247

COSTS AND EXPENSES:
Cost of sales	6,058,297	3,039,301
Selling, general and administrative	4,958,492	4,381,215
Stock-based compensation expense	901,536	289,125

TOTAL COSTS AND EXPENSES	11,918,325	7,709,641

(LOSS) INCOME BEFORE INCOME TAXES	(1,001,224)	247,606

Income taxes	1,000	202,000

NET (LOSS) INCOME	$(1,002,224)	$45,606

BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE	$(0.02)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC AND DILUTED	60,040,015	60,000,344

See notes to audited consolidated financial statements

VAPOR CORP.
(FORMERLY MILLER DIVERSIFIED CORPORATION)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (RESTATED)

			Additional	(Accumulated Deficit)
	Common Shares		Paid-In	Retained
	Number	Amount	Capital	Earnings	Total

BALANCE — JANUARY 1, 2009	100	$100	$375,400	$(16,754)	$358,746

Elimination of Miller Diversified Corporation equity and common stock in connection with reverse merger	60,000,244	59,900	(59,900)	—	—

Additional investment by stockholder	—	—	10,000	—	10,000

Stock-based compensation expense			289,125		289,125

Net income	—	—	—	45,606	45,606

BALANCE — DECEMBER 31, 2009	60,000,344	60,000	614,625	28,852	703,477

Stock-based compensation expense			901,536

Stock issued for services	135,000	135	21,615	—	21,750

Net loss	—	—	—	(1,002,224)	(1,0002,224)

BALANCE — DECEMBER 31, 2010	60,135,344	$60,135	$1,537,776	$(973,372)	$624,539

See notes to audited consolidated financial statements

VAPOR CORP.
(FORMERLY MILLER DIVERSIFIED CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2010	2009
	(Restated)	(Restated)

OPERATING ACTIVITIES:
Net (loss) income	$(1,002,224)	$45,606
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock-based compensation expense	901,536	289,125
Reserve for charge-backs	20,000	30,000
Stock issued for services	21,750	—
Changes in operating assets and liabilities:
Due from merchant credit card processor	(137,862)	(391,623)
Accounts receivable	(324,391)
Vendor deposits	169,424	(109,424)
Inventories	(97,397)	(816,099)
Sundry current assets	(4,713)	4,755
Accounts payable and accrued expenses	547,332	445,929
Income taxes payable	(28,562)	202,000
Customer deposits	—	(21,190)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	64,893	(320,921)

FINANCING ACTIVITIES:
Additional investment by shareholder	—	10,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	10,000

INCREASE (DECREASE) IN CASH	64,893	(310,921)

CASH — BEGINNING OF YEAR	841	311,762

CASH — END OF YEAR	$65,734	$841

See notes to audited consolidated financial statements

VAPOR CORP.
(FORMERLY MILLER DIVERSIFIED CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009
1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business description

Vapor Corp. (formerly Miller Diversified Corporation) (“Miller”) is the holding company for its wholly owned subsidiary Smoke Anywhere U.S.A., Inc. (“Smoke”). The Company markets and distributes electronic cigarettes under the Fifty-OneTM, KraveTM, EZ SmokerTM and Green PufferTM brands.

On September 1, 2009 Miller on entered into a definitive agreement with Smoke, a Florida Corporation, whereby Miller acquired 100% of the issued and outstanding shares of Smoke. As a result of the transaction, Smoke became a wholly owned subsidiary of Miller. On November 5, 2009 Miller and Smoke completed, subject to certain post-closing undertakings, the transaction. For accounting purposes, this transaction is being accounted for as a reverse merger, since the stockholders of Smoke own a majority of the issued and outstanding shares of common stock of Miller and the directors and executive officers of Smoke now own and control in excess of 80% of Miller’s outstanding stock.

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

Advertising

The Company expenses advertising as incurred. As of December 31, 2010 and 2009, the Company incurred advertising expenses of $1,830,000 and $970,806, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation under ASC Topic 718, “Compensation-Stock Compensation (“ASC Topic 718”). These standards define a fair value based method of accounting for stock-based compensation. In accordance with ASC Topic 718, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes-Merton valuation model, whereby compensation cost is the excess of the fair value of the award as determined by the valuation model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the years ended December 31, 2010 and 2009, the Company recognized stock based compensation expense of $901,536 and $289,125, respectively. The $901,536 and $289,125 relates to the amortization expense associated with the granting of options to its President and Chief Executive Officer to purchase 900,000 shares of the Company’s common stock at an exercise price of $0.45 per share in October 2009 which vested in 12 equal monthly installments valued at $231,300 and from the granting of options to employees and consultants to purchase 3,600,000 shares of the Company’s common stock at an exercise price of $0.45 per share in October 2009 which vested in 12 equal monthly installments valued at $925,000 and 708,000 shares of the Company’s common stock at an exercise price of $0.375 per share in January 2010 which vest in 4 equal annual installments valued at $136,644.

Reverse Stock Split

On February 10, 2010, the Company effected a 2.5:1 reverse stock split on its then outstanding shares of common stock. As a result of the reverse stock split, the outstanding shares of the Company’s common stock were reduced to 10,000,000 from 50,000,000. In connection therewith, fractional shares were rounded up to whole shares and as a result, an additional 344 shares of common stock were issued to certain stockholders of the Company. No consideration was received by the Company for the shares of its common stock issued as a result of rounding up the fractional shares. All share amounts in the accompanying audited consolidated financial statements have been adjusted to give effect to this reverse stock split.

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

	—Year ended December 31,—
	2010	2009
Federal:
Current	$900	$173,000
Deferred	(3,000)	—

State:
Current	100	29,000
Deferred	(1,000)	—
Change in valuation allowance	4,000	—

Income tax expense	$1,000	$202,000

	—Year ended December 31,—
	2010	2009
U.S. Federal statutory rate	-2%	34%
State income tax, net of Federal benefits	-1%	4%
Increase in valuation allowance	4%	—

Income tax expense	1%	38%

	—Year ended December 31,—
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
The Company is obligated under an operating lease for its Florida office, which calls for minimum annual rentals of $23,000. The lease expires in December 2010.

Rental expense charged to operations for the year ended December 31, 2010 aggregated approximately $26,000.
6	CONTINGENCIES, LITIGATION AND GENERAL COMMENTS
The Company is subject to various legal proceedings and claims, which have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect on results of operations or the financial condition of the Company.
7	SUBSEQUENT EVENTS
Management evaluated all activity of the Company through March 26, 2011 (the issue date of the financial statements). There were no material subsequent events as of that date.
8	RESTATEMENT
The Company has restated its consolidated financial statements as at December 31, 2010 and 2009 because the Company failed to record stock-based compensation expense for employee and non-employee stock options in accordance with ASC Topic 718, “Compensation-Stock Compensation and the Company failed to properly calculate the weighted average number of common shares outstanding. This error and the related adjustments resulted in an understatement of net loss and additional paid in capital of $901,536 and $1,190,661, respectively, and an overstatement of retained earnings of $1,190,661 for the year ended December 31, 2010. This error and the related adjustments resulted in an understatement of net loss and additional paid in capital of $289,125 and $289,125, respectively, and an overstatement of retained earnings of $289,125 for the year ended December 31, 2009. Accordingly, the Company’s consolidated financial statements for the year ended December 31, 2010 and 2009 have been restated to correct for these errors.

Condensed Consolidated Balance Sheet impact —
The following table sets forth the effects of the restatement adjustments on the Company’s condensed consolidated balance sheets as of December 31, 2010 and 2009:
VAPOR CORP.
f/k/a MILLER DIVERSIFIED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2010		As of December 31, 2009
	As Previously		As Previously
	Recorded	As Restated	Recorded	As Restated
TOTAL ASSETS	$1,799,132	$1,799,132	$1,359,300	$1,359,300

TOTAL LIABILITIES	$1,174,593	$1,174,593	$655,823	$655,823

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 1,000,000 shares authorized, none issued	—	—	—	—
Common stock, .001 par value; 250,000,000 shares authorized, 60,135,344 and 60,000,344 issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	60,135	60,135	60,000	60,000
Additional paid-in capital	347,115	1,537,776	325,500	614,625
Retained earnings (deficit)	217,289	(973,372)	317,977	28,852

TOTAL STOCKHOLDERS’ EQUITY	624,539	624,539	703,477	703,477

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$1,799,132	$1,799,132	$1,359,300	$1,359,300

Condensed Consolidated Statement of Operations impact —
The following table set forth the effects of the restatement adjustments on the Company’s condensed consolidated statements of operations for the years ended December 31, 2010 and 2009, 2010:
VAPOR CORP.
f/k/a MILLER DIVERSIFIED CORPORATION
CONSOLIDATEDSTATEMENT OF OPERATIONS

	YEAR ENDED		YEAR ENDED
	DECEMBER 31, 2010		DECEMBER 31, 2009
	As Previously		As Previously
	Recorded	As Restated	Recorded	As Restated

Stock-based compensation expense	$—	$901,536	$—	$289,125
TOTAL COSTS AND EXPENSES	11,016,789	11,918,325	7,420,516	7,709,641

INCOME (LOSS) BEFORE INCOME TAXES	(99,688)	(1,001,224)	536,731	247,606

NET INCOME (LOSS)	$(100.688)	$(1,002,224)	$334,731	$45,606

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.002)	$(0.02)	$0.014	$0.00

Weighted average common shares outstanding — basic and diluted	60,039,436	60,040,015	24,301,159	60,000,344

Condensed Consolidated Statement of Cash Flows impact —
The following table set forth the effects of the restatement adjustments on the Company’s condensed consolidated statement of cash flows for the years ended December 31, 2010 and 2009:
VAPOR CORP.
f/k/a MILLER DIVERSIFIED CORPORATION
CONSOLIDATEDSTATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31, 2010		YEAR ENDED DECEMBER 31, 2009
	As Previously		As Previously
	Recorded	As Restated	Recorded	As Restated

NET INCOME (LOSS)	$(100,688)	$(1,002,224)	$334,731	$45,606

Stock-based compensation expense	—	901,536	—	289,125

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$64,893	$64,893	$(320,921)	$(320,921)
Condensed Consolidated Statements of Shareholders’ Equity impact-
The following table set forth the effects of the restatement adjustments on the Company’s condensed consolidated statements of shareholders’ equity for the years ended December 31, 2010 and 2009:
VAPOR CORP.
f/k/a MILLER DIVERSIFIED CORPORATION
CONSOLIDATEDSTATEMENT OF STOCKHOLDERS’ EQUITY

	YEAR ENDED DECEMBER 31, 2009
	As Previously Recorded		As Restated
	Additional	Retained	Additional	Retained
	Paid-In	Earnings	Paid-In	Earnings
	Capital	(Deficit)	Capital	(Deficit)

Stock-based compensation expense	$—	$—	$289,125	$—

NET INCOME	—	334,731	—	45,606

BALANCE — DECEMBER 31, 2009	$325,500	$317,977	$614,625	$28,852

	YEAR ENDED DECEMBER 31, 2010
	As Previously Recorded		As Restated
	Additional	Retained	Additional	Retained
	Paid-In	Earnings	Paid-In	Earnings
	Capital	(Deficit)	Capital	(Deficit)

Stock-based compensation expense	$—	$—	$901,536	$—

NET (LOSS)	—	(100,688)	—	(1,002,224)

BALANCE — DECEMBER 31, 2010	$347,115	$217,289	$1,537,776	$(973,372)

EXHIBIT INDEX

Incorporated by Reference
Filing Date/
Exhibit			Period End
Number	Exhibit Description	Form	Date
3.1	Amended and Restated Articles of Incorporation, filed with the Secretary of State of the State of Nevada on January 4, 2010.	DEF-14C	12/10/09

3.2	By-Laws of the Registrant, as amended.	8-K	01/10/86

4.1	Form of Stock Certificate of the Registrant.	10-Q	12/30/06

10.1*	VAPOR CORP Equity Incentive Plan.	DEF-14C	12/10/09

14.1	Code of Ethics	10-K	03/31/2010

21.1**	Subsidiaries of the Registrant.

24.1**	Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K).

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer. (Restated)

31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer. (Restated)

32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. (Restated)

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

SIGNATURES (RESTATED)
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of August 2011.

VAPOR CORP.
By:	/s/ Kevin Frija
Kevin Frija
President, Chief Executive Officer and Chief Financial Officer

Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin Frija attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K/A, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Kevin Frija KEVIN FRIJA	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer & Principal Financial Officer)	August 24 , 2011