Form 10-Q/A
period 2011-03-31
VAPOR CORP.
filed 2011-08-24
CIK 844856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 1)
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-19001
VAPOR CORP.
(Exact name of Registrant as specified in its charter)

Nevada	84-1070932
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3001 Griffin Road
Dania Beach, FL	33312
(Address of principal executive offices)	(Zip Code)
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

EXPLANATORY NOTE
Vapor Corp. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, as filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2011 (the “Original Filing”), to restate its unaudited condensed consolidated financial statements for the three months ended March 31, 2011 and 2010 and related financial information contained therein to reflect the effects of accounting and reporting errors, to include stock-based compensation expense for employee and non-employee stock options issued on October 1, 2009, and January 1, 2010, to correct the weighted average number of common shares outstanding, and to correct for the valuation of deferred tax assets. These accounting and reporting errors and the related adjustments resulted in an understatement of net loss of $100,540 and $297,665 for the quarters ended March 31, 2011 and 2010, respectively, and an understatement of additional paid-in capital of $1,499,201 and$1,190,661 as of March 31, 2011 and December 31, 2010, respectively, and an overstatement of retained earnings of $1,291,201 and $1,190,661 as of March 31, 2011 and December 31, 2010, respectively.
In addition, the Company has concluded that these accounting and reporting errors constitute a material weakness in the Company’s internal control over financial reporting as of March 31, 2011 and that its disclosure controls and procedures were ineffective at March 31, 2011 (see Item 4 of Part I, “Controls and Procedures (Restated)”).
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

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)(RESTATED)
VAPOR CORP.
F/K/A MILLER DIVERSIFIED CORPORATION
(RESTATED)
(NOTE 4)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010

	(Unaudited)	(Audited)
	(Restated)	(Restated)

ASSETS
CURRENT ASSETS:
Cash	$48,701	$65,734
Due from merchant credit card processor, net of reserve for chargebacks of $80,000 and $80,000, respectively	610,997	499,485
Accounts receivable, net of allowance of $5,000	455,076	304,391
Inventories	566,664	924,809
Sundry current assets	22,098	4,713

TOTAL ASSETS	$1,703,536	$1,799,132

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,105,127	$1,001,122
Income taxes payable	173,471	173,471

TOTAL LIABILITIES	1,278,598	1,174,593

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 per value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value 250,000,000 shares authorized 60,185,344 and 60,135,344 shares issued and outstanding and outstanding, respectively	60,185	60,135
Additional paid-in capital	1,567,766	1,537,776
Accumulated deficit	(1,203,013)	(973,372)

TOTAL STOCKHOLDERS’ EQUITY	424,938	624,539

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,703,536	$1,799,132

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.
F/K/A MILLER DIVERSIFIED CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31,
	2011	2010
	(Restated)	(Restated)

SALES	$4,864,292	$1,875,642

COSTS AND EXPENSES:
Cost of sales	2,298,541	1,000,638
Selling, general and administrative	2,786,852	1,123,285
Stock-based compensation expense	8,540	297,665

TOTAL COSTS AND EXPENSES	5,093,993	2,421,588

LOSS BEFORE INCOME TAX (CREDIT)	(229,641)	(545,946)

Income tax (credit)	—	(99,000)

NET LOSS	$(229,641)	$(446,946)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC AND DILUTED	60,148,677	60,000,344

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.
F/K/A MILLER DIVERSIFIED CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31,
	2011	2010
	(Restated)	(Restated)

OPERATING ACTIVITIES:
Net loss	$(229,641)	$(446,946)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	8,540	297,665
Deferred tax asset	—	(99,000)
Stock issued for services	21,500	—
Changes in operating assets and liabilities:
Due from merchant credit card processor	(111,512)	19,550
Accounts receivable	(150,685)	(61,612)
Vendor deposits	—	(2,500)
Inventories	358,145	(41,709)
Sundry current assets	(17,385)	(3,180)
Accounts payable and accrued expenses	104,005	382,653

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES AND (DECREASE) INCREASE IN CASH	(17,033)	44,921

CASH — BEGINNING OF PERIOD	65,734	841

CASH — END OF PERIOD	$48,701	$45,762

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.
F/K/A MILLER DIVERSIFIED CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
MARCH 31, 2011
1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business description
Vapor Corp. F/K/A Miller Diversified Corporation (the “Company”) is the holding company for its wholly-owned subsidiary Smoke Anywhere U.S.A., Inc. The Company markets and distributes electronic cigarettes under the Fifty-One®, Krave®, EZ Smoker®, and Green Puffer®brands.
Basis of presentation
The accompanying condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010, the condensed consolidated statements of operations for the three ended March 31, 2011 and 2010 and the condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010 have been prepared by the Company, and are unaudited. The condensed consolidated balance sheet at December 31, 2010 has been derived from the Company’s restated audited consolidated financial statements at that date.
These unaudited condensed consolidated financial statements for the three months ended March 31, 2010 were previously restated and included in the Company’s Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended March 31, 2010 to reflect the effects of accounting and reporting errors, to include stock-based compensation expense for employee and non-employee stock options issued on October 1, 2009 and January 1, 2010, and to correct the weighted average number of common shares outstanding. These accounting and reporting errors and the related adjustments resulted in an understatement of net loss of $297,665 for the quarter ended March 31, 2010 and an understatement of additional paid-incapital of $586,790 as of March 31, 2010 and an overstatement of retained earnings of $586,790 as of March 31, 2010.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the restated audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2010.
In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.
Preferred Stock
The Company’s amended and restated articles of incorporation authorize the Company’s board of directors to issue up to 1,000,000 shares of “blank check” preferred stock in one or more series without stockholder approval. Each such series of preferred stock may have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as determined by the Company’s board of directors. At December 31, 2010 and March 31, 2011, no shares of preferred stock were issued or outstanding.
Reverse Stock Split
On February 10, 2010, the Company effected a 2.5:1 reverse stock split on its then outstanding shares of common stock. As a result of the reverse stock split, the outstanding shares of the Company’s common stock were reduced to 10,000,000 from 50,000,000. In connection therewith, fractional shares were rounded up to whole shares and as a result, an additional 344 shares of common stock were issued to certain stockholders of the Company. No consideration was received by the Company for the shares of its common stock issued as a result of rounding up the fractional shares. All share amounts in the accompanying consolidated financial statements have been adjusted to give effect to this reverse stock split.

Stock-Based Compensation
The Company accounts for stock-based compensation under ASC Topic 718, “Compensation-Stock Compensation (“ASC Topic 718”). These standards define a fair value based method of accounting for stock-based compensation. In accordance ASC Topic 718, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes-Merton valuation model, whereby compensation cost is the excess of the fair value of the award as determined by the valuation model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the quarters ended March 31, 2011 and 2010, the Company recognized stock-based compensation expense of $8,540 and $297,665, respectively. For the period ended March 31, 2011 and 2010, the expense of $8,540 and $297,665, respectively relates to the amortization of stock options to employees and consultants. The Company granted options to its President and Chief Executive Officer to purchase 900,000 shares of the Company’s common stock at an exercise price of $0.45 per share in October 2009 which vested in 12 equal monthly installments valued at $231,300, from the granting of options to its employees and consultants to purchase 3,600,000 shares of the Company’s common stock at an exercise price of $0.45 per share in October 2009 which vested in 12 equal monthly installments valued at $925,000 and 708,000 shares of the Company’s common stock at $0.375 per share in January 2010 which vest in 4 equal annual installments valued at $136,644.
2	LEASE COMMITMENTS
The Company was obligated under an operating lease for its Florida office which calls for minimum annual rentals of $23,000. The lease expired in December 2010. The Company continued to lease those premises on a month-to-month basis through April 2011.
In March 2011 the Company entered into an operating lease for its new facilities which expires in March 2013 and provides for minimum annual rentals of approximately $144,000.

Rental expense charged to operations for the three March 31, 2011 and 2010 aggregated approximately $19,000 and $23,000, respectively.
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
4	RESTATEMENT
The Company has restated its condensed consolidated financial statements as at March 31, 2011 and 2010 because the Company failed to record stock-based compensation expense for employee and non-employee stock options in accordance with ASC Topic 718, “Compensation-Stock Compensation, the Company failed to properly calculate the weighted average number of shares outstanding, and the Company failed to provide a valuation allowance against its deferred tax asset at March 31, 2011. This error and the related adjustments resulted in an understatement of net loss of $100,540 and $297,665 for the three months ended March 31, 2011 and 2010, and an understatement of additional paid-in capital of $1,499,201 and $1,190,601 as of March 31, 2011 and December 31, 2010, respectively, and an overstatement of retained earnings of $1,291,201 and $1,190,601 as of March 31, 2011 and December 31, 2010, respectively. Accordingly, the Company’s condensed consolidated financial statements for the quarterly periods ended March 31, 2011 and 2010 have been restated to correct for these errors.

Condensed Consolidated Balance Sheet Impact —
The following table sets forth the effects of the restatement adjustments on the Company’s condensed consolidated balance sheet as of March 31, 2011 and December 31, 2010:
VAPOR CORP.
f/k/a MILLER DIVERSIFIED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2011		As of December 31, 2010
	As		As
	Previously		Previously
	Recorded	As Restated	Recorded	As Restated
TOTAL ASSETS	$1,795,536	$1,703,536	$1,799,132	$1,799,132

TOTAL LIABILITIES	$1,278,598	$1,278,598	$1,174,593	$1,174,593

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued	—	—	—	—
Common stock, .001 par value; 250,000,000 shares authorized, 60,185,344 and 60,135,344 issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	60,185	60,185	60,135	60,135
Additional paid-in capital	68,565	1,567,766	347,155	1,537,776
Retained earnings (accumulated deficit)	88,188	(1,203,013)	217,289	(973,372)

TOTAL STOCKHOLDERS’ EQUITY	516,938	424,938	624,539	624,539

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,795,536	$1,703,536	$1,799,132	$1,799,132

Condensed Consolidated Statement of Operations Impact —
The following table set forth the effects of the restatement adjustments on the Company’s condensed consolidated operations for the three months ended March 31, 2011 and 2010:
VAPOR CORP.
f/k/a MILLER DIVERSIFIED CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	As		As
	Previously		Previously
	Recorded	As Restated	Recorded	As Restated
Stock-based compensation expense	$—	$8,540	$—	$297,665

Total costs and expenses	5,085,393	5,093,933	2,123,923	2,421,588

(Loss) before income taxes (benefit)	(221,101)	(229,641)	(248,281)	(545,946)

Income tax (benefit)	(92,000)	—	(99,000)	(99,000)

Net (loss)	$(129,101)	$(229,641)	$(149,281)	$(446,946)

Basic and diluted net (loss) per common share	$(0.002)	($0.00)	$(0.004)	$(0.01)

Weighted average common shares outstanding — basic and diluted	60,147,778	60,148,677	42,575,342	60,000,344

Condensed Consolidated Statement of Cash Flows Impact —
The following table set forth the effects of the restatement adjustments on the Company’s condensed consolidated statement of cash flows for the three months ended March 31, 2011 and 2010:
VAPOR CORP.
f/k/a MILLER DIVERSIFIED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	As Previously	As	As Previously	As
	Recorded	Restated	Recorded	Restated

Net (loss)	$(129,101)	$(229,641)	$(149,281)	$(446,946)

Deferred tax liability	(92,000)	—	—	—

Stock-based compensation expense	—	8,540	—	297,665

Net cash provided by (used in) operating activities	$(17,033)	$(17,033)	$44,921	$44,921

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED)
You should read the following Management’s Discussion and Analysis together with our condensed consolidated financial statements and related notes included elsewhere in this report.
Forward-Looking Statements
This report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2010 and in our subsequent filings with the Securities and Exchange Commission, and include, among others, the following: competition, consumer acceptance of our products, changes in customer preferences, reliance on Chinese suppliers and manufacturers, government regulation, product liability claims and the availability, terms and deployment of capital, The terms “Vapor Corp.,” “Vapor,” “we,” “us,” “our,” and the “Company” refer to Vapor Corp. and the terms “Smoke Anywhere USA,” and “Smoke” refer to our wholly owned subsidiary Smoke Anywhere USA, Inc.”
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
Revenue Recognition
Net sales consist primarily of revenue from the sale of electronic cigarettes, replacement cartridges, components for electronic cigarettes and related accessories. We recognize revenue from product sales when the persuasive evidence of an arrangement exists, delivery has occurred and collect-ability is reasonably assured. Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Retail items sold to customers are made pursuant to sales contracts that generally provide for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue by our best estimate of expected product returns, are estimated using historical experience. Revenue from product sales and services rendered is recorded net of sales taxes. No customer accounted for more than 10% of net sales for the three months ended March 31, 2011 and 2010.

Income Taxes
In order to determine the quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter. Income tax expense for the three months ended March 31, 2011 and 2010 was $0 and $98,000, respectively. The effective tax rate for the three months ended March 31, 2011 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes and stock-based compensation expense. We file U.S. and state income tax returns in jurisdictions with various statutes of limitations. We do not have any net operating loss carryforwards. Our consolidated federal tax return and any state tax returns are not currently under examination.
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
Stock-Based Compensation
We account for stock-based compensation under ASC Topic 718, “Compensation-Stock Compensation (“ASC Topic 718”). These standards define a fair value based method of accounting for stock-based compensation. In accordance with ASC Topic 718, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes-Merton valuation model, whereby compensation cost is the excess of the fair value of the award as determined by the valuation model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which we expect to receive the benefit, which is generally the vesting period. During the quarters ended March 31, 2011 and 2010, the Company recognized stock-based compensation expense of $8,540 and $297,665, respectively. During the quarters ended March 31, 2011 and 2010, the Company recognized stock-based compensation expense of $8,540 and $297,665, respectively.

For the period ended March 31, 2011 and 2010, the expense of $8,540 and $297,665, respectively, relates to the amortization of stock options to employees and consultants. The Company granted options to its President and Chief Executive Officer to purchase 900,000 shares of the Company’s common stock at an exercise price of $0.45 per share in October 2009 which vested in 12 equal monthly installments valued at $231,300, from the granting of options to its employees and consultants to purchase 3,600,000 shares of the Company’s common stock at an exercise price of $0.45 per share in October 2009 which vested in 12 equal monthly installments valued at $925,000 and 708,000 shares of the Company’s common stock at $0.375 per share in January 2010 which vest in 4 equal annual installments valued at $136,644.
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
Until the December 2010 U.S. Court of Appeals for the D.C. Circuit decision in Sottera, Inc. v. Food & Drug Administration, 627 F.3d 891 (D.C. Cir. 2010) adverse to the U.S. Food and Drug Administration (“FDA”), and denial of the FDA’s en banc review on January 24, 2011, we believe the FDA’s previous public statements related to electronic cigarettes had a chilling effect on demand for electronic cigarette products. Under this Court decision, the FDA is permitted to regulate electronic cigarettes as “tobacco products” under the Family Smoking Prevention and Tobacco Control Act of 2009 (the “Tobacco Control Act”). Under this Court decision, the FDA is not permitted to regulate electronic cigarettes as “drugs” or “devices” or a “combination product” under the Federal Food, Drug and Cosmetic Act unless they are marketed for therapeutic purposes. The Tobacco Control Act grants the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products, although the FDA is prohibited from issuing regulations banning all cigarettes or all smokeless tobacco products, or requiring the reduction of nicotine yields of a tobacco product to zero. If electronic cigarettes are classified by the FDA as tobacco products, the outcome of the application of the Tobacco Control Act, including FDA requirements issued thereunder, on electronic cigarettes generally and our electronic cigarettes specifically cannot be predicted at this time. We hereinafter refer to this Court decision as the “Sottera Court Decision.”
Since the Sottera Court Decision, however, we have experienced a pick up in retail demand for our electronic cigarette products through our direct to consumer sales efforts. Direct to consumer sales are more profitable to us and carry much larger gross margins than products sold through re-sellers. We also have experienced an up-tick in interest for electronic cigarettes among big box retailers, who have contacted us and requested proposals and plan-o-grams. We expect direct to consumer sales demand will continue to grow, however we believe that sales through re-sellers will be an increasingly large part of our sales channel mix.
Our operating expenses increased by $2,672,405 or 110% for the three months ended March 31, 2011 to $5,093,993 from $2,421,588 for the three months ended March 31, 2010. Operating expenses consists of: cost of sales and selling, general and administrative expenses.

Our cost of sales increased by $1,297,903 to $2,298,541 for the three months ended March 31, 2011. This was an increase of 129.7%, as compared to cost of sales of $1,000,638 for the three months ended March 31, 2010. The increase in our cost of sales is a result of an increase in units purchased for re-sale.
Selling, general and administrative expenses for the three months ended March 31, 2011 were $2,786,852 compared to selling general and administrative expenses of $1,123,285 for the three months ended March 31, 2010. This increase included $70,600 in professional fees, lobbying costs and legal fees incurred in our efforts to identify and comply with a yet to be established FDA regulatory framework for electronic cigarette products. Our efforts in connection therewith, included our decision on March 18, 2011, for our wholly owned subsidiary, Smoke Anywhere USA, Inc., to file a motion to intervene as plaintiff in a proceeding against the FDA in a civil action wherein plaintiff Sottera, sought a declaratory injunction against the FDA relating to its authority to impose an import alert against electronic cigarettes as a drug and medical device. On May 6, 2011, Sottera settled its action with FDA by agreeing to entry of Final Judgment against FDA whereby it is ordered that FDA will comply with the Sottera Court Decision. Smoke Anywhere’s motion to intervene was denied by the Court as moot given the order that FDA comply with the Sottera Court Decision. Also, on March 21, 2011, the Company entered into a lease for its new corporate offices, in connection with the lease, the Company incurred one-time costs of $17,595 and $12,000 of pre-paid rent. Total expenses for the quarter related to the Company’s new offices were $29,595.
During the three months ended March 31, 2011 and 2010, we recognized stock-based compensation expense of $8,540 and $297,665, respectively. During the quarters ended March 31, 2011 and 2010, the Company recognized stock-based compensation expense of $8,540 and $297,665, respectively. For the period ended March 31, 2011 and 2010, the expense of $8,540 and $297,665, respectively, relates to the amortization of stock options to employees and consultants. The Company granted options to its President and Chief Executive Officer to purchase 900,000 shares of the Company’s common stock at an exercise price of $0.45 per share in October 2009 which vested in 12 equal monthly installments valued at $231,300, from the granting of options to its employees and consultants to purchase 3,600,000 shares of the Company’s common stock at an exercise price of $0.45 per share in October 2009 which vested in 12 equal monthly installments valued at $925,000 and 708,000 shares of the Company’s common stock at $0.375 per share in January 2010 which vest in 4 equal annual installments valued at $136,644.

During the three months ended March 31, 2011 we had $0 in research and development costs. This was unchanged from the three months ended March 31, 2010.
We had a net loss of $229,641 for the three months ended March 31, 2011, as compared to a net loss of $446,946 for the three months ended March 31, 2010. For the three months ended March 31, 2011, we incurred $100,195 in non-reoccurring expenses, as discussed above in the paragraph comparing our selling, general and administrative expenses for the three months ended March 31, 2011 and 2010.
Liquidity and Capital Resources
We had total assets of $1,703,536 and $1,799,132 as of March 31, 2011 and December 31, 2010, respectively.
We had total liabilities of $1, 278,598 and $1,174,593 as of March 31, 2011 and December 31, 2010, respectively..
We had additional paid-in capital of $1,567,766 and $1,537,776 and accumulated deficit of $1,203,013 and $973,372 and total stockholders’ equity of $424,938 and $624,539 as of March 31, 2011 and December 31, 2011, respectively.
Our net (decrease) increase in cash of ($17,033) and $44,921 for the three months ended March 31, 2011 and 2010, respectively, was due to the cash provided by (used in) operating activities, which was primarily due to net loss of ($229,641) and ($446,946), decrease (increase) from merchant credit card processors of ($111,512) and $19,550, accounts receivable of ($150,685) and ($61,612), inventories of $358,145 and ($41,709), and increase from accounts payable and other accrued liabilities of $104,055 and $382,653 and income tax assets of $0 and ($99,000), respectively.
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
Item 4. Controls and Procedures. (RESTATED)
Restatement
As discussed elsewhere in this Amendment No. 1 and in Note 4 to the condensed consolidated financial statements contained in Item 1 of Part I hereof, the Company has amended its Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2011 and 2010 to restate its condensed consolidated financial statements as of March 31, 2011 and 2010 to reflect the effects of accounting and reporting errors, to include stock based compensation expense for employee and non-employee stock options issued on October 1, 2009 and January 1, 2010, to correct the weighted average number of common shares outstanding, and to provide a valuation allowance against its deferred tax asset at March 31, 2011.
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
Our management with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective in providing reasonable assurance of achieving their objectives because of the two material weaknesses in internal control over financial reporting disclosed in our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2010. In addition, we have identified an additional material weakness related to the Company not valuing deferred tax assets properly as of March 31, 2011, as disclosed above.

In light of the three material weakness, we performed additional post-closing procedures and analyses, which are not part of our internal control over financial reporting, in order to prepare the condensed consolidated financial statements included in this report. As a result of these procedures and analyses, we believe our condensed consolidated financial statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
Changes in Internal Control Over Financial Reporting
As disclosed in our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2010, management and our independent registered public accounting firm have identified two material weaknesses in our internal control over financial reporting. In addition, we have identified an additional material weakness related to the Company not valuing deferred tax assets properly as of March 31, 2011, as disclosed above.
Remediation of Material Weakness
We have commenced efforts to address the three material weakness in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures as of March 31, 2011. Our remediation plan includes the following actions:
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
Item 6. Exhibits. (Restated)

Exhibit
Number	Exhibit Description
31.1 *	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer. (Restated)

31.2 *	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer. (Restated)

32.1 *	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. (Restated)

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24 day of August 2011.

VAPOR CORP.
By:	/s/ Kevin Frija
Kevin Frija
President, Chief Executive Officer and Chief Financial Officer