Form 10-Q
period 2011-06-30
VAPOR CORP.
filed 2011-08-26
CIK 844856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
☐ Yes ☑ No
60,185,344 shares of Common Stock Issued and Outstanding as of August 24, 2011

VAPOR CORP.
F/K/A MILLER DIVERSIFIED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
		(Restated)

ASSETS

CURRENT ASSETS:
Cash	$49,961	$65,734
Due from merchant credit card processor, net of reserve for chargebacks of $50,000 and $80,000, respectively	1,043,858	499,485
Accounts receivable, net of allowance for doubtful accounts of $5,000 and $5,000, respectively	373,830	304,391
Prepaid expenses	68,436	4,713
Inventories	1,426,323	924,809

TOTAL CURRENT ASSETS	2,962,408	1,799,132

Property and equipment, net of accumulated depreciation of $1,163, and $0, respectively	22,699	—
Security Deposit	12,000	—

TOTAL ASSETS	$2,997,107	$1,799,132

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$995,692	$898,622
Accrued expenses	155,504	102,500
Income taxes payable	553,916	173,471

TOTAL CURRENT LIABILITIES	1,705,112	1,174,593

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value 250,000,000 shares authorized 60,185,344 and 60,135,344 shares issued and outstanding respectively	60,185	60,135
Additional paid-in capital	1,576,307	1,537,776
Accumulated deficit	(344,497)	(973,372)

TOTAL STOCKHOLDERS’ EQUITY	1,291,995	624,539

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,997,107	$1,799,132

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.
F/K/A MILLER DIVERSIFIED CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2011	2010	2011	2010
		(Restated)		(Restated)

SALES, NET	$9,303,984	$4,739,834	4,439,692	2,864,192

Cost of Goods Sold	3,417,585	2,504,018	1,119,044	1,503,380

Gross Profit	5,886,399	2,235,816	3,320,648	1,360,812

EXPENSES:
Selling, general and administrative	2,017,459	1,900,171	1,158,735	1,053,025
Advertising	2,850,628	992,316	913,959	418,511

TOTAL EXPENSES	4,868,087	2,892,487	2,072,694	1,471,536

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	1,018,313	(656,671)	1,247,954	(110,724)

Income tax expense (benefit)	389,437	(10,174)	389,437	88,826

NET INCOME (LOSS)	$628,875	$(646,497)	$858,517	$(199,550)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.01	$(0.01)	0.01	(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING SHARES-BASIC AND DILUTED	60,167,112	60,000,344	60,185,344	60,000,344

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.
F/K/A MILLER DIVERSIFIED CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30,
	2011	2010
		(Restated)

OPERATING ACTIVITIES:
Net income (loss)	$628,875	$(646,497)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Recovery of merchant credit card processing losses	(30,000)	—
Depreciation expense	1,163	—
Stock-based compensation expense	38,581	595,331
Changes in operating assets and liabilities:
Due from merchant credit card processors	(514,373)	(233,848)
Accounts receivable	(69,439)	(245,794)
Prepaid expenses	(63,723)	(1,535)
Vendor deposits	—	42,069
Inventories	(501,514)	325,448
Accounts payable and accrued expenses	150,074	402,012
Income taxes payable	380,445	(10,175)
Security deposit	(12,000)	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,089	227,011

INVESTING ACTIVITIES:
Purchases of property and equipment	(23,862)	—

NET CASH USED IN INVESTING ACTIVITIES	(23,862)	—

(DECREASE) INCREASE IN CASH	(15,773)	227,011

CASH — BEGINNING OF PERIOD	65,734	841

CASH — END OF PERIOD	$49,961	$227,852

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.
F/K/A MILLER DIVERSIFIED CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business description
Vapor Corp. F/K/A Miller Diversified Corporation (the “Company”) is the holding company for its wholly owned subsidiary, Smoke Anywhere U.S.A., Inc. All intercompany accounts and transactions have been eliminated in consolidation. The Company markets and distributes electronic cigarettes under the Fifty-One®, Krave®, EZ Smoker®, and Green Puffer® brands to customers located throughout the United States. The Company’s corporate headquarters and distribution center are located in the state of Florida.
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, these consolidated financial statements do not include all of the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the consolidated financial statements not misleading have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011. The unaudited condensed consolidated balance sheet at December 31, 2010 has been derived from the Company’s restated audited consolidated financial statements at that date.
The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2010 were previously restated and included in the Company’s Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended June 30, 2010 to reflect the effects of accounting and reporting errors to include stock-based compensation expense for employee and non-employee stock options issued on October 1, 2009 and January 1, 2010, and to correct the weighted average number of common shares outstanding. These accounting and reporting errors and the related adjustments resulted in an understatement of net loss of $595,331 and $297,665 for the six months and three months ended June 30, 2010, respectively, and an understatement of additional paid capital of $884,456 as of June 30, 2010 and an overstatement of retained earnings of $884,456 as of June 30, 2010.

These unaudited condensed consolidated financial statements should be read in conjunction with the restated audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2010. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.
Preferred Stock
The Company’s amended and restated articles of incorporation authorize the Company’s board of directors to issue up to 1,000,000 shares of “blank check” preferred stock, having a $.001 par value, in one or more series without stockholder approval. Each such series of preferred stock may have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as determined by the Company’s board of directors. At December 31, 2010 and June 30, 2011, no shares of preferred stock were issued or outstanding.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.
Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. The most significant estimates, among other things, are used in accounting for allowances, chargebacks and doubtful accounts and stock compensation. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary. Actual results could differ from those estimates and assumptions.
Stock-Based Compensation
The Company accounts for stock-based compensation under ASC Topic 718, “Compensation-Stock Compensation (“ASC Topic 718”). These standards define a fair value based method of accounting for stock-based compensation. In accordance with ASC Topic 718, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes-Merton valuation model, whereby compensation cost is the estimated fair value of the award as determined by the valuation model at the grant date or other measurement date. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the three and six months ended June 30, 2011 and 2010, the Company recognized stock-based compensation expense of $8,540 and $17,080 and $297,665 and $595,331, respectively. The amounts relate to the amortization expense associated with the Company’s granting of options to its President and Chief Executive Officer to purchase 900,000 shares of the Company’s common stock in October 2009 valued at $231,300 and from the granting of options to employees and consultants to purchase 3,600,000 and 708,000 shares of the Company’s common stock in October 2009 and January 2010, valued at $925,200 and $136,644, respectively.

Property and Equipment
Property and equipment consists principally of furniture and fixtures, which is being depreciated over estimated useful lives of 5 to 7 years. Maintenance and repairs are charged to expense as incurred. Depreciation is provided for using the straight-line method over the estimated useful lives. Depreciation expense for the three and six months ended June 30, 2011 and 2010 was approximately $1,163 and $1,163 and $0 and $0, respectively.
Inventories
Inventories, consisting of merchandise purchased for resale, are valued at the lower of cost (determined on the first-in, first-out basis) or market (replacement cost).
Cash
The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation. The Company’s accounts at these institutions may, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.
Revenue recognition
The Company recognizes revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.
Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped, title passes to customers and collection is reasonably assured. Retail sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon the Company’s delivery to the carrier. Return allowances, which reduce product revenue, are estimated using historical experience. Revenue from product sales and services rendered is recorded net of sales and consumption taxes.
The Company periodically provides incentive offers to its customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases, inducement offers, such as offers for future discounts subject to a minimum current purchase, and other similar offers. Current discount offers, when accepted by the Company’s customers, are treated as a reduction to the purchase price of the related transaction, while inducement offers, when accepted by its customers, are treated as a reduction to purchase price based on estimated future redemption rates. Redemption rates are estimated using the Company’s historical experience for similar inducement offers. Current discount offers and inducement offers are presented as a net amount in “Sales, net.”
Accounts Receivable
At June 30, 2011 and December 31, 2010 the accounts receivable balance was $373,830 and $304,391, respectively, net of an allowance for doubtful accounts of $5,000 for both periods. At June 30, 2011 and December 31, 2010, accounts receivable balances included concentration of amounts due greater than ten percent of the amount outstanding to two customers totaling approximately $173,000 at December 31, 2010 ($136,000 from customer A and $37,000 from customer B.) Customer C had a balance owing greater than ten percent in the amount of approximately $40,000. As to revenue no one customer accounted for sales in excess of 10% for the periods presented.

Advertising
The Company expenses advertising as incurred.
Income Taxes
The provision for income taxes is based on income before taxes reported for financial statement purposes after adjustments for transactions that do not have tax consequences. Deferred tax assets and liabilities are realized according to the estimated future tax consequences attributable to differences between the carrying value of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates as of the date of the condensed consolidated balance sheets. The effect of a change in tax rates on deferred tax assets and liabilities is reflected in the period that includes the statutory enactment date. A deferred tax asset valuation allowance is recorded when it has been determined that it is more likely than not that deferred tax assets will not be realized. If a valuation allowance is needed, a subsequent change in circumstances in future periods that causes a change in judgment about the realization of the related deferred tax amount could result in the reversal of the deferred tax valuation allowance.
The Company recognizes a liability for uncertain tax positions. An uncertain tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes.
In order to determine the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter. Income tax expense (benefit) for the six months ended June 30, 2011 and June 30, 2010 was $389,437 and ($10,174), respectively. Income tax expense for the three months ended June 30, 2011 and June 30, 2010 was $389,437 and $88,826, respectively. The effective tax rate for the three and six months ended June 30, 2011 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes. The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. The Company does not have any net operating loss carryforwards. The Company’s consolidated federal tax return and any state tax returns are not currently under examination.
Subsequent Events
Subsequent events have been evaluated through the date of filing this report.
Recent Accounting Pronouncements
Recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on the Company’s present or future consolidated financial statements.
2 LEASE COMMITMENTS
The Company was obligated under an operating lease for its Florida office, which calls for minimum annual rentals of $23,000. The lease expired in December 2010. The Company continued to lease those premises on a month-to-month basis through April 2011.
In March 2011, the Company entered into an operating lease for its new facilities, which expires in March 2013 and provides for minimum annual rentals of approximately $144,000.

The remaining minimum annual rents for the years ending December 31:

2011	$72,000

2012	144,000
2013	36,000

Total	$252,000

Rental expense charged to operations for the three and six months ended June 30, 2011 and 2010 aggregated approximately $13,533 and $32,815 and $6,562 and $10,237, respectively.
3 LITIGATION
From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of June 30, 2011 other than the following matters.
On February 23, 2010 Smoke Anywhere USA, Inc., the Company’s wholly owned subsidiary (“Smoke Anywhere”), filed an arbitration against TransFirst, a company providing credit card transaction processing services, as required, in the event of a dispute under the services contract by and between the parties. Smoke Anywhere is seeking to have certain fees and fines levied on it reversed, in addition to demanding that certain monies held by TransFirst, be released to it.
On May 15, 2011, the Company became aware that Ruyan Investment (Holdings) Limited had named the Company, along with three other sellers of electronic cigarettes in a lawsuit alleging patent infringement under federal law. In that lawsuit, which was initially filed on January 12, 2011, Ruyan was unsuccessful in bringing suit against the Company due to procedural rules of the court. Subsequent thereto, on July 29, 2011, Ruyan Investment (Holdings) Limited filed a new lawsuit in which it named the Company, along with seven other sellers of electronic cigarettes, alleging patent infringement under federal law. The lawsuit is Ruyan Investment (Holdings) Limited vs. Vapor Corp. et. al.2:11 CV-06268- GAF-FFM and is pending in the United States District Court for the Central District of California. The Company has not yet been served. The Company is in the process of evaluating the lawsuit pending it being filed against and served on the Company.
4 DUE FROM MERCHANT CREDIT CARD PROCESSOR
Due from merchant credit card processor represents monies held by the Company’s former and current credit card processors. The funds are being held by the merchant credit card processors pending satisfaction of their hold requirements and expiration of charge backs/refunds from customers. See Note 3 above for a description of the Company’s pending arbitration claim against one of its merchant credit card processors.
5 RELATED PARTY TRANSACTIONS
The Company utilizes the services of an entity that is owned 50% by its President and Chief Executive Officer. The entity performs fulfillment services and leasing of warehouse space for the Company at a cost that is approximately equal to what these services would cost from an unrelated third party. Amounts paid to this entity for the three and six months ended June 30, 2011 and 2010 were approximately $35,749 and $66,043 and $0 and $59,416, respectively.

Included in accounts payable are payables of approximately $88,000 and $123,000 due and owing for consulting services to certain officers of the Company and directors of Smoke Anywhere USA, Inc., the Company’s wholly owned subsidiary, at June 30, 2011 and December 31, 2010, respectively.
6 COMMON STOCK TRANSACTIONS
On March 7, 2011, the Company issued a total of 100,000 shares of common stock, pursuant to a consultancy agreement dated February 17, 2011. The Company terminated the agreement on May 3, 2011 and 50,000 shares are subject to return to the Company. Said shares were returned to the Company and cancelled on June 23, 2011, decreasing the Company’s total outstanding shares by 50,000. The Company valued these shares at $21,500 based on the market price and recognized expenses for the amount of $0 and $21,500 included in stock-based compensation expense for the three and six months ended June 30, 2011, respectively.
On February 10, 2010, the Company effected a 2.5:1 reverse stock split on its then outstanding shares of common stock. As a result of the reverse stock split, the outstanding shares of the Company’s common stock were reduced to 10,000,000 from 50,000,000. In connection therewith, fractional shares were rounded up to whole shares and as a result, an additional 344 shares of common stock were issued to certain stockholders of the Company. No consideration was received by the Company for the shares of its common stock issued as a result of rounding up the fractional shares. All share amounts in the accompanying condensed consolidated financial statements have been adjusted to give effect to this reverse stock split.
Stock-based Compensation
During the three and six months ended June 30, 2011 and 2010, the Company recognized stock based compensation expense of $8,540 and $17,080 and $297,665 and $595,331, respectively, which is included in compensation expense. The amounts relate to the granting of options to its President and Chief Executive Officer to purchase 900,000 shares of the Company’s common stock with an exercise price of $0.45 per share in October 2009 which vested in 12 equal monthly installments valued at $231,300, from the granting of options to employees and consultants to purchase 3,600,000 shares of the Company’s common stock with an exercise price of $0.45 per share in October 2009 which vested in 12 equal monthly installments valued at $925,000, and 708,000 shares of the Company’s common stock with a grant price of $0.375 per share in January 2010 which vest in 4 equal annual installments valued at $136,644. As of June 30, 2011, all of the options were vested except for 531,000 of 708,000 options granted to employees and consultants. At June 30, 2011 and December 31, 2010, the amount of unamortized stock-based compensation expense on unvested stock options granted to employees and consultants was $85,403 and $102,483, respectively.
The following is a summary of the Company’s stock option activity as of December 31, 2010 and June 30, 2011:

		Weighted
		Average
	Stock	Grant Date
	Options Outstanding	Fair Value
Outstanding at December 31, 2010 and June 30, 2011	5,208,000	$0.44
Net Income per Share
Basic net income per common share is computed by dividing the net income available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive securities, which consist of stock options of 5,208,000 for 2011 and 5,208,000 for 2010. Dilutive earnings per share was not presented since the effect of the options under the treasury stock method would have been antidilutive and the Company incurred losses in 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis should be read in conjunction with our condensed consolidated financial statements included in this quarterly report.
Forward-Looking Statements
This report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2010 and in our subsequent filings with the Securities and Exchange Commission, and include, among others, the following: competition, consumer acceptance of our products, changes in customer preferences, reliance on Chinese suppliers and manufacturers, government regulation, product liability claims and the availability, terms and deployment of capital. The terms “Vapor Corp.,” “Vapor,” “we,” “us,” “our,” and the “Company” refer to Vapor Corp. and the terms “Smoke Anywhere USA,” and “Smoke” refer to our wholly owned subsidiary Smoke Anywhere USA, Inc.”
Executive Overview
The Company designs, markets, and distributes electronic cigarettes, under the Fifty-One®, Krave®, EZ Smoker®, Smoke Star® and Green Puffer® brands. “Electronic cigarettes” or “e-cigarettes,” are battery-powered products that enable users to inhale nicotine vapor without fire, smoke, tar, ash, or carbon monoxide.
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
Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements included in this report, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of condensed consolidated financial statements requires us to make significant estimates and judgments that affect the amounts reported in our condensed consolidated financial statements and the accompanying notes. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. The estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from the estimates. See Note 1 Summary of significant accounting policies -Use of estimates in the notes to condensed consolidated financial statements.

Stock-Based Compensation
The Company accounts for stock-based compensation under ASC Topic 718, “Compensation-Stock Compensation (“ASC Topic 718”). These standards define a fair value based method of accounting for stock-based compensation. In accordance with ASC Topic 718, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes-Merton valuation model, whereby compensation cost is the estimated fair value of the award as determined by the valuation model at the grant date or other measurement date. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the three and six months ended June 30, 2011 and 2010, the Company recognized stock based compensation expense of $8,540 and $17,080 and $297,665 and $595,331, respectively. The amounts relate to the amortization expenses associated with the granting of stock options to its President and Chief Executive Officer to purchase 900,000 shares of the Company’s common stock in October 2009 valued at $231,300 and from the granting of options to employees and consultants to purchase 3,600,000 and 708,000 shares of the Company’s common stock in October 2009 and January 2010, valued at $925,200 and $136,644, respectively.
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
The Company periodically provides incentive offers to its customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases, inducement offers, such as offers for future discounts subject to a minimum current purchase, and other similar offers. Current discount offers, when accepted by the Company’s customers, are treated as a reduction to the purchase price of the related transaction, while inducement offers, when accepted by its customers, are treated as a reduction to purchase price based on estimated future redemption rates. Redemption rates are estimated using the Company’s historical experience for similar inducement offers. Current discount offers and inducement offers are presented as a net amount in “Sales, net.”
Accounts Receivable
At June 30, 2011 and December 31, 2010 the accounts receivable balance was $373,830 and $304,391, respectively, net of an allowance for doubtful accounts of $5,000 for both periods. At June 30, 2011 and December 31, 2010, accounts receivable balances included concentration of amounts due greater than ten percent of the amount outstanding to two customers totaling approximately $173,000 at December 31, 2010 ($136,000 from customer A and $37,000 from customer B.) Customer C had a balance owing greater than ten percent in the amount of approximately $40,000. As to revenue, no one customer accounted for sales in excess of 10% for the periods presented.

Advertising
The Company expenses advertising as incurred.
Income Taxes
In order to determine the quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter. Income tax expense (benefit) for the six months ended June 30, 2011 and June 30, 2010 was $389,437 and ($10,174), respectively. Income tax expense for the three months ended June 30, 2011 and June 30, 2010 was $389,437 and $88,826, respectively. The effective tax rate for the three and six months ended June 30, 2011 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes. We file U.S. and state income tax returns in jurisdictions with various statutes of limitations. We do not have any net operating loss carryforwards. Our consolidated federal tax return and any state tax returns are not currently under examination.
Recent Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the quarterly or six month periods ended June 30, 2011 and 2010, or which are expected to impact future periods, which were not previously disclosed in prior periods
Results of Operations for the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010
During the six months ended June 30, 2011, we had $9,303,984 in revenues. This was an increase of $4,564,150 or approximately 96% for the six months ended June 30, 2010. Factors that contributed positively to this increase related to greater consumer demand through direct sales efforts for our electronic cigarette products, an increase in repeat orders from our distributors and wholesale customers, residual orders for replacement cartridges from our existing customer base and greater consumer awareness of our products directly related to our advertising and sales efforts. We increased advertising for the period as discussed below.
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
Since this Court decision, however, we have experienced an increase in retail demand for our electronic cigarette products through our direct to consumer sales efforts. Direct to consumer sales are more profitable for us and carry much larger gross margins than products sold through re-sellers. We also have experienced interest for electronic cigarettes among big box retailers, who have contacted us and requested proposals and plan-o-grams. We expect direct to consumer sales demand will continue to grow, however we believe that sales through re-sellers will be an increasingly large part of our sales channel mix.

Our cost of goods sold were $3,417,585 for the six month period ended June 30, 2011, an increase of $913,567, or 36%. The increase related to increased sales as discussed above, offset by a change in the product mix to higher direct to consumer sales during the period which have higher gross margins than the sales to distributors and wholesale customers. In addition, the increase in purchases has also resulted in lower average cost per unit since the Company can provide more consistent sales to its suppliers and has consolidated its product acquisitions with fewer suppliers.
Our selling, general and administrative expenses were $2,017,459 for the six months ended June 30, 2011, an increase of $117,288 or 6%. Included in selling, general and administrative expenses is stock-based compensation expense. Our stock-based compensation expense decreased by $556,750 to $38,581 for the six months ended June 30, 2011, as compared to $595,331 for the six months ended June 30, 2010. The amounts relate primarily to the reduction in amortization expense associated with the granting of options to our President and Chief Executive Officer to purchase 900,000 shares of our common stock in October 2009 valued at $231,300 and from the granting of options to employees and consultants to purchase 3,600,000 and 708,000 shares of our common stock in October 2009 and January 2010, valued at $925,200 and $136,644, respectively. In general, operating expenses increased as a direct correlation to increased sales, specifically related to increased salaries and credit card processing fees.
Advertising expense was approximately $2,850,628 for the six months ended June 30, 2011 compared to approximately $992,316 for the same period in 2010, an increase of $1,858,312, or 187%. We initiated various advertising campaigns direct to consumers during the first and second quarter of 2011, which increased sales.
Net income was $628,875 for the six months ended June 30, 2011 compared to a net loss of $646,497 for the six months ended June 30, 2010.
Results of Operations for the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010
During the three months ended June 30, 2011 revenues were $4,439,692. This was an increase of $1,575,500 or approximately 55% for the three months ended June 30, 2010. Factors that contributed positively to these increases related to greater consumer demand through direct sales efforts for our electronic cigarette products, an increase in repeat orders from our distributors and wholesale customers, residual orders for replacement cartridges from our existing customer base and greater consumer awareness of our products directly related to our advertising and sales efforts. The Company increase advertising for the period as discussed below.
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
Since this Court decision, however, we have experienced a pick up in retail demand for our electronic cigarette products through our, direct to consumer sales efforts. Direct to consumer sales are more profitable for us and carry much larger gross margins than products sold through re-sellers. We also have experienced an up-tick in interest for electronic cigarettes among big box retailers, who have contacted us and requested proposals and plan-o-grams. We expect direct to consumer sales demand will continue to grow, however we believe that sales through re-sellers will be an increasingly large part of our sales channel mix.

Our cost of goods sold decreased by $384,336 to $1,119,044 for the three months ended June 30, 2011. This was a decrease of 26%, as compared to cost of sales of $1,503,380 for the three months ended June 30, 2010. The decrease related to increased sales as discussed above, offset by a change in the product mix to higher direct to consumer sales during the period which have higher gross margins than the sales to distributors and wholesale customers. In addition, the increase in purchases has also resulted in lower average cost per unit since the Company can provide more consistent sales to its suppliers and has consolidated its product acquisitions with fewer suppliers.
Selling, general and administrative expenses for the three months ended June 30, 2011 were $1,158,735 compared to selling general and administrative expenses of $1,053,025 for the three months ended June 30, 2010, an increase of $105,710 or 10%. Included in selling, general and administrative expenses is stock-based compensation expense. Our stock-based compensation expense decreased by $289,126 to $8,540 for the three months ended June 30, 2011, as compared to $297,665 for the three months ended June 30, 2010. The amounts relate to the reduction in amortization expense associated with the granting of options to our President and Chief Executive Officer to purchase 900,000 shares of our common stock in October 2009 valued at $231,300 and from the granting of options to our employees and consultants to purchase 3,600,000 and 708,000 shares of our common stock in October 2009 and January 2010, valued at $925,200 and $136,644, respectively. In general, operating expenses increased as a direct correlation to increased sales, specifically related to increased salaries and credit card processing fees.
Advertising expense was approximately $913,959 for the three months ended June 30, 2011 compared to approximately $418,511 for the same period in 2010, an increase of $495,448 or 118%. We initiated various advertising campaigns direct to consumer during the first and second quarter of 2011, which increased sales.
Net income was $858,517 for the three months ended June 30, 2011 compared to a net loss of $199,550 for the three months ended June 30, 2010.
Liquidity and Capital Resources
We are not aware of any factors that are reasonably likely to adversely affect liquidity trends, other than those factors summarized under the caption “Risk Factors” in our Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2010. We are not involved in any hedging activities and had no forward exchange contracts outstanding at June 30, 2011. In the ordinary course of business we enter into purchase commitments by issuing purchase orders, which may or may not requires vendor deposits. These transactions are recognized in our consolidated financial statements in accordance with accounting principles generally accepted in the United States.
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
Working Capital — At June 30, 2011, we had working capital of $1,257,296 compared to $624,539 at December 31, 2010, an increase of $632,757.
Our cash provided by operating activities was $8,089 for the six months ended June 30, 2011, which compared unfavorably to cash provided by operating activities of $227,011 during the six months ended June 30, 2010. The Company funded operations through internal growth and increase sales. The changes in cash provided by operating activities for the respective reporting periods included increases in due from merchant credit card processors, accounts receivable, prepaid expenses, inventories, net of increases in accounts payable and accrued expenses and income taxes payable. These increases resulted from funding our growth by internal sources.

Our net cash used in investing activities was $23,862 for the six months ended June 30, 2011 for purchases of property and equipment.
Purchase Commitments — In the ordinary course of our business, we enter in purchase orders for components and finished goods, which may or may not require vendor deposits and may or may not be cancellable by either party. At June 30, 2011 and December 31, 2010, we did not have any deposits with vendors. At June 30, 2011 and December 31, 2010, we do not have any material financial guarantees or other contractual commitments that are reasonably likely to have an adverse effect on liquidity.
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
Our management with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective in providing reasonable assurance of achieving their objectives because of the two material weaknesses in internal control over financial reporting disclosed in our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2010. In addition, we have identified an additional material weakness related to the Company not valuing deferred tax assets properly as of March 31, 2011, as disclosed in our Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended March 31, 2011.
In light of the three material weaknesses, we performed additional post-closing procedures and analyses, which are not part of our internal control over financial reporting, in order to prepare the condensed consolidated financial statements included in this report. As a result of these procedures and analyses, we believe our condensed consolidated financial statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
Changes in Internal Control Over Financial Reporting
As disclosed in our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2010, management and our independent registered public accounting firm have identified two material weaknesses in our internal control over financial reporting. In addition, we have identified an additional material weakness related to the Company not valuing deferred tax assets properly as of March 31, 2011, as disclosed in our Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended March 31, 2011.

Remediation of Material Weakness
We have commenced efforts to address the three material weaknesses in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures as of June 30, 2011. Our remediation plan includes the following actions:
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

Item 6.	Exhibits.

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1 *	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of August 2011.

VAPOR CORP.

By:	/s/ Kevin Frija Kevin Frija
President, Chief Executive Officer and
Chief Financial Officer