Form 10-Q/A
period 2011-06-30
VAPOR CORP.
filed 2011-09-13
CIK 844856

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

 Large accelerated filer	 Accelerated filer	 Non-accelerated filer (Do not check if a smaller reporting company)	☑ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☑ No
60,185,344 shares of Common Stock Issued and Outstanding as of August 24, 2011

Explanatory Note

The sole purpose of the Amendment No. 1 to the Quarterly Report on Form 10–Q of Vapor Corp for the period ended June 30, 2011 originally filed with the Securities and Exchange Commission on August 26, 2011 (the “Form 10–Q”), is to furnish Exhibit 101 to the Form 10–Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I of the Form 10-Q.  As permitted by Rule 405 (a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other changes have been made to the Form 10–Q. This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way, disclosures made in the original Form 10–Q.

Pursuant to Rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits.

Exhibit
Number		Description

31.1	*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1	*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS	**	XBRL Instance Document

101.DEF	**	XBRL Definition Linkbase Document

101.CAL	**	XBRL Extension Calculation Linkbase Document

101.LAB	**	XBRL Extension Label Linkbase Document

101.PRE	**	XBRL Presentation Linkbase Document

101.SCH	**	XBRL Extension Schema Document

*	Previously filed as an Exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed on August 26, 2011.

**
Furnished herewith.  XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of September 2011.

VAPOR CORP.

By:	/s/ Kevin Frija Kevin Frija
President, Chief Executive Officer and
Chief Financial Officer