Form 10-Q
period 2011-09-30
VAPOR CORP.
filed 2011-11-10
CIK 844856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-19001
VAPOR CORP.
(Exact name of Registrant as specified in its charter)

Nevada	84-1070932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3001 Griffin Road Dania Beach, FL (Address of principal executive offices)	33312 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of November 9, 2011 is 60,185,344

PART I: Financial Information

Item 1.	Financial Statements
VAPOR CORP.
F/K/A MILLER DIVERSIFIED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$319,853	$65,734
Due from merchant credit card processor, net of reserve for chargebacks of $40,000 and $80,000, respectively	745,853	499,485
Accounts receivable, net of allowance for doubtful accounts of $60,000 and $5,000, respectively	492,340	304,391
Prepaid expenses	79,628	4,713
Inventories	1,707,127	924,809
Deferred tax asset	57,380	—

TOTAL CURRENT ASSETS	3,402,181	1,799,132

Property and equipment, net of accumulated depreciation of $3,011 and $0, respectively	21,399	—
Security deposit	12,000	—

TOTAL ASSETS	$3,435,580	$1,799,132

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,511,903	$898,622
Accrued expenses	215,990	102,500
Income taxes payable	536,760	173,471

TOTAL CURRENT LIABILITIES	2,264,653	1,174,593

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value 250,000,000 shares authorized 60,185,344 and 60,135,344 shares issued and outstanding, respectively	60,185	60,135
Additional paid-in capital	1,579,781	1,537,776
Accumulated deficit	(469,039)	(973,372)

TOTAL STOCKHOLDERS’ EQUITY	1,170,927	624,539

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,435,580	$1,799,132

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.
F/K/A MILLER DIVERSIFIED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Nine Months Ended		For The Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

SALES, NET	$12,634,823	$7,520,233	$3,330,839	$2,780,399

Cost of goods sold	5,324,505	4,161,503	1,906,920	1,657,485

GROSS PROFIT	7,310,318	3,358,730	1,423,919	1,122,914

EXPENSES:
Selling, general and administrative	3,170,969	2,986,574	1,153,510	1,086,403
Advertising	3,320,116	1,447,189	469,488	454,873

TOTAL EXPENSES	6,491,085	4,433,763	1,622,998	1,541,276

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	819,233	(1,075,033)	(199,079)	(418,362)

Income tax expense (benefit)	314,900	(62,000)	(74,537)	(51,826)

NET INCOME (LOSS)	$504,333	$(1,013,033)	$(124,542)	$(366,536)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.01	$(0.02)	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING —BASIC AND DILUTED	60,173,256	60,007,890	60,185,344	60,022,735

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.
F/K/A MILLER DIVERSIFIED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended
	September 30,
	2011	2010

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$504,333	$(1,013,033)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Recovery of merchant credit card processing losses	(40,000)	—
Provision for doubtful accounts	55,000	—
Depreciation expense	3,011	—
Stock-based compensation expense	42,055	914,746
Changes in operating assets and liabilities:
Due from merchant credit card processors	(206,368)	19,849
Accounts receivable	(242,949)	(176,760)
Prepaid expenses	(74,915)	40,021
Inventories	(782,318)	272,070
Deferred tax asset	(57,380)	—
Security deposit	(12,000)	—
Accounts payable and accrued expenses	726,771	131,143
Income taxes payable	363,289	(62,001)

NET CASH PROVIDED BY OPERATING ACTIVITIES	278,529	126,035

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(24,410)	—

NET CASH USED IN INVESTING ACTIVITIES	(24,410)	—

INCREASE IN CASH	254,119	126,035

CASH — BEGINNING OF PERIOD	65,734	841

CASH — END OF PERIOD	$319,853	$126,876

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.
F/K/A MILLER DIVERSIFIED CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. ORGANIZATION AND BASIS OF PRESENTATION
Business description
Vapor Corp. F/K/A Miller Diversified Corporation (the “Company”) is the holding company for its wholly owned subsidiary Smoke Anywhere U.S.A., Inc. (“Smoke Anywhere”) All intercompany accounts and transactions have been eliminated in consolidation. The Company markets and distributes electronic cigarettes and accessories under the Fifty-One®, Krave®, EZ Smoker®, Green Puffer®, Smoke Star®, Americig® and VaporX® brands to customers primarily located throughout the United States. The Company’s corporate headquarters and distribution center are located in the state of Florida.
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the condensed consolidated financial statements not misleading have been included. The condensed consolidated balance sheet at December 31, 2010 has been derived from the Company’s restated audited consolidated financial statements at that date.
The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2010 were previously restated and included in the Company’s Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended September 30, 2010 to reflect the effects of accounting and reporting errors to include stock-based compensation expense for employee and non-employee stock options issued on October 1, 2009 and January 1, 2010, and to correct the weighted average number of common shares outstanding. These accounting and reporting errors and the related adjustments resulted in an understatement of net loss of $892,996 and $297,665 for the three months and nine months ended September 30, 2010, respectively, and an understatement of additional paid-in capital of $1,182,121 as of September 30, 2010 and an overstatement of retained earnings of $1,182,121 as of September 30, 2010.

These unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2011 and 2010 should be read in conjunction with the restated audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for such year as filed with the SEC on August 24, 2011. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.
Note 2. SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.
Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. The most significant estimates, among other things, are used in accounting for inventory reserves, merchant account chargebacks, accounts receivable allowances, chargebacks, and reserves for doubtful accounts and stock option compensation expense. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the condensed consolidated financial statements in the period that they are determined to be necessary. Actual results could differ from those estimates and assumptions.
Cash
The company maintains cash balances at various financial institutions and considers all highly liquid investments with maturities of three months or less at the date of purchase to be classified as cash equivalents. The Company’s bank accounts at these institutions may, at times, exceed the federally insured limits. All non-interest bearing transactions accounts are fully insured by the Federal Deposit Insurance Company through December 31, 2012. At September 30, 2011 and December 31, 2010 the Company had no cash equivalents.
Accounts Receivable
At September 30, 2011 accounts receivable balances included a concentration from one customer of an amount greater than 10% of the total net accounts receivable balance ($54,088 from Customer A). At December 31, 2010 accounts receivable balances included a concentration from two customers of amounts greater than 10% of the total net accounts receivable balance ($136,340 from Customer B and $37,334 from Customer C). As to revenue, no one customer accounted for sales in excess of 10% for the three or nine month periods presented.
Inventories
Inventories are stated at the lower of cost, computed using the first-in, first-out method, or market. If the cost of the inventories exceeds their market value, provisions are made currently for the difference between the cost and the market value. The Company’s inventories consist primarily of merchandise purchased for resale.

Property and Equipment
Property and equipment consists principally of furniture and fixtures, which is being depreciated using the straight-line method over estimated useful lives of five to seven years. Maintenance and repairs are charged to expense as incurred. Depreciation is provided for using the straight-line method over the estimated useful lives. Depreciation expense for the three and nine months ended September 30, 2011 and 2010 was approximately $1,849 and $0 and $0 and $3,011, respectively.
Preferred Stock
The Company’s amended and restated articles of incorporation authorize the Company’s Board of Directors to issue up to 1,000,000 shares of “blank check” preferred stock, having a $.001 par value, in one or more series without stockholder approval. Each such series of preferred stock may have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as determined by the Company’s Board of Directors. At September 30, 2011 and December 31, 2010, no shares of preferred stock were issued or outstanding.
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
The Company periodically provides incentive offers to its customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases, inducement offers, such as offers for future discounts subject to a minimum current purchase, and other similar offers. Current discount offers, when accepted by the Company’s customers, are treated as a reduction to the purchase price of the related transaction, while inducement offers, when accepted by its customers, are treated as a reduction to purchase price based on estimated future redemption rates. Redemption rates are estimated using the Company’s historical experience for similar inducement offers. The Company reports sales, net of current discount offers and inducement offers on the condensed consolidated statement of operations.
Advertising
The Company charges advertising costs to expense as incurred. For the three and nine months ended September 30, 2011 and 2010, the Company incurred advertising expenses of $469,488 and $454,873 and $3,320,116 and $1,447,189, respectively.
Stock-Based Compensation
The Company accounts for stock-based compensation under Accounting Standard Codification (“ASC”) Topic 718, “Compensation-Stock Compensation (“ASC Topic 718”). These standards define a fair value based method of accounting for stock-based compensation. In accordance with ASC Topic 718, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes-Merton valuation model, whereby compensation cost is the estimated fair value of the award as determined by the valuation model at the grant date or other measurement date. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

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
In order to determine the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter. Income tax expense (benefit) for the nine months ended September 30, 2011 and 2010 was $314,900 and ($62,000), respectively. The income tax benefit for the three months ended September 30, 2011 and 2010 was ($74,537) and ($51,826), respectively. The effective tax rate for the three and nine months ended September 30, 2011 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes. The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. The Company does not have any net operating loss carryforwards. The Company’s consolidated federal tax return and any state tax returns are not currently under examination.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported results of operations or stockholders’ equity.
Recent Accounting Pronouncements
Recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) and the SEC did not have, or are not believed by management to have, a material impact on the Company’s present or future condensed consolidated financial statements.

Note 3. DUE FROM MERCHANT CREDIT CARD PROCESSOR
Due from merchant credit card processor represents monies held by the Company’s former and current credit card processors. The funds are being held by the merchant credit card processors pending satisfaction of their hold requirements and expiration of charge backs/refunds from customers. See Note 6 below for a description of the Company’s pending arbitration claim against one of its merchant credit card processors.
Note 4. STOCKHOLDERS’ EQUITY
On March 7, 2011, the Company issued a total of 100,000 shares of common stock, pursuant to a consultancy agreement dated February 17, 2011. The Company terminated the agreement on May 3, 2011 and 50,000 shares are subject to return to the Company. Said shares were returned to the Company and cancelled on June 23, 2011, decreasing the Company’s total outstanding shares by 50,000. The Company valued these shares at $21,500 based on the market price and recognized on expense in the amount of $0 and $21,500 ,which was included in stock-based compensation expense for the three and nine months ended September 30, 2011, respectively.
On February 10, 2010, the Company effected a 2.5:1 reverse stock split on its then outstanding shares of common stock. As a result of the reverse stock split, the outstanding shares of the Company’s common stock were reduced to 10,000,000 from 25,000,000. In connection therewith, fractional shares were rounded up to whole shares and as a result, an additional 344 shares of common stock were issued to certain stockholders of the Company. No consideration was received by the Company for the shares of its common stock issued as a result of rounding up the fractional shares. All share amounts in the accompanying condensed consolidated financial statements have been adjusted to give effect to this reverse stock split.
Stock-based Compensation
During the three and nine months ended September 30, 2011 and 2010, the Company recognized stock- based compensation expense of $3,475 and $20,555 and $297,665 and $892,996, respectively, which is included in compensation expense. The amounts relate to the granting of options to the Company’s President and Chief Executive Officer to purchase 900,000 shares of the Company’s common stock with an exercise price of $0.45 per share in October 2009 which vested in 12 equal monthly installments valued at $231,300, from the granting of options to employees and consultants to purchase 3,600,000 shares of the Company’s common stock with an exercise price of $0.45 per share in October 2009 which vested in 12 equal monthly installments valued at $925,000, and 648,000 shares of the Company’s common stock with a grant price of $0.375 per share in January 2010 which vest in 4 equal annual installments valued at $125,064. As of September 30, 2011, all of the options were vested except for 486,000 of the 648,000 options granted to employees and consultants. At September 30, 2011 and December 31, 2010, the amount of unamortized stock-based compensation expense on unvested stock options granted to employees and consultants was $70,349 and $102,483, respectively.

Stock option activity
The following table summarizes the stock option activity for the nine-month period ended September 30, 2011:

Stock Options Outstanding

Options outstanding at January 1, 2011	5,208,000
Granted and assumed	—
Exercised	—
Forfeited/expired/canceled	(60,000)

Options outstanding at September 30, 2011	5,148,000

Options exercisable at September 30, 2011	4,662,000

At September 30, 2011, the weighted average exercise price for stock options and the related grant date fair value per share for stock options was $0.44 per share.
Net Income (loss) per Share
Basic net income per common share is computed by dividing the net income available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive securities, which consist of stock options of 5,148,000 for 2011 and 5,208,000 for 2010 only in periods, which such effect is dilutive. Dilutive earnings per share was not presented because the effect of the stock options under the treasury stock method would have been antidilutive.
Note 5. RELATED PARTY TRANSACTIONS
The Company utilizes the services of an entity that is owned 50% by its President and Chief Executive Officer. The entity performs fulfillment services and the leasing of certain warehouse space for the Company. Amounts paid to this entity for the three and nine months ended September 30, 2011 and 2010 were approximately $36,929 and $102,972 and $98,241 and $157,657, respectively.
Included in accounts payable are payables of approximately $37,000 and $123,000 due and owing for consulting services provided by certain officers of the Company and directors of Smoke Anywhere at September 30, 2011 and December 31, 2010, respectively.

Note 6. LITIGATION
From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of September 30, 2011 other than the following matters.
On February 23, 2010 Smoke Anywhere, the Company’s wholly owned subsidiary, filed an arbitration against TransFirst, a company providing credit card transaction processing services, as required, in the event of a dispute under the services contract by and between the parties. Smoke Anywhere is seeking to have certain fees and fines levied on it reversed, in addition to demanding that certain monies held by TransFirst, be released to it.
On May 15, 2011, the Company became aware that Ruyan Investment (Holdings) Limited had named the Company, along with three other sellers of electronic cigarettes in a lawsuit alleging patent infringement under federal law. In that lawsuit, which was initially filed on January 12, 2011, Ruyan was unsuccessful in bringing suit against the Company due to procedural rules of the court. Subsequent thereto, on July 29, 2011, Ruyan Investment (Holdings) Limited filed a new lawsuit in which it named the Company, along with seven other sellers of electronic cigarettes, alleging patent infringement under federal law. The lawsuit is Ruyan Investment (Holdings) Limited vs. Vapor Corp. et. al.2:11 CV-06268- GAF-FFM and is pending in the United States District Court for the Central District of California. On September 23, 2011, the Company filed an answer and counterclaims against Ruyan in the lawsuit. A joint scheduling conference among the parties has been set for January 9, 2012. Although the Company can give no assurance as to the outcome of this lawsuit or the counterclaims, the Company believes that the allegations against it in this lawsuit are without merit, and the Company intends to vigorously defend against the lawsuit and prosecute its counterclaims.
Note 7. LEASE COMMITMENTS
The Company was obligated under an operating lease for its Florida office, which called for minimum annual rentals of $23,000. The lease expired in December 2010. The Company continued to lease those premises on a month-to-month basis through April 2011.
In March 2011, the Company entered into an operating lease for its new Florida office and warehouse facilities, which expires in March 2013 and provides for minimum annual rentals of approximately $144,000.

The remaining minimum annual rents for the years ending December 31 are:

2011	$36,000

2012	144,000
2013	36,000

Total	$216,000

Rental expense charged to operations for the three and nine months ended September 30, 2011 and 2010 aggregated approximately $38,248 and $71,063 and $7,341 and $17,577, respectively.
NOTE 8. SUBSEQUENT EVENTS
The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.
Forward-Looking Statements
This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2010 and in our subsequent filings with the SEC, and include, among others, the following: competition, consumer acceptance of our products, changes in customer preferences, reliance on Chinese suppliers and manufacturers, government regulation, product liability claims and the availability, terms and deployment of capital. The terms “Vapor Corp.,” “Vapor,” “we,” “us,” “our,” and the “Company” refer to Vapor Corp. and the terms “Smoke Anywhere USA,” and “Smoke” refer to our wholly owned subsidiary Smoke Anywhere USA, Inc.”
Executive Overview
The Company designs, markets, and distribute electronic cigarettes and accessories, under the Fifty-One®, Krave®, EZsmoker®, Smoke Star®, Green Puffer®, Americig® and VaporX® brands. “Electronic cigarettes” or “e-cigarettes,” are battery-powered products that enable users to inhale nicotine vapor without fire, smoke, tar, ash, or carbon monoxide.
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
Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements included in this report, which have been prepared in accordance with GAAP. The preparation of condensed consolidated financial statements requires us to make significant estimates and judgments that affect the amounts reported in our condensed consolidated financial statements and the accompanying notes. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. The estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from the estimates.

Recent Accounting Pronouncements
Recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.
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
The Company periodically provides incentive offers to its customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases, inducement offers, such as offers for future discounts subject to a minimum current purchase, and other similar offers. Current discount offers, when accepted by the Company’s customers, are treated as a reduction to the purchase price of the related transaction, while inducement offers, when accepted by its customers, are treated as a reduction to purchase price based on estimated future redemption rates. Redemption rates are estimated using the Company’s historical experience for similar inducement offers. The Company reports sales net of current discount offers and inducement offers on the condensed consolidated statement of operations.
Results of Operations for the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010
During the nine months ended September 30, 2011, we had $12,634,823 in sales. This was an increase of $5,114,590 or approximately 68% for the nine months ended September 30, 2010. Factors that contributed positively to this increase related to greater consumer demand through direct sales efforts for our new and existing electronic cigarette products, an increase in repeat orders from our distributors and wholesale customers, residual orders for replacement cartridges from our existing customer base and greater consumer awareness of our products directly related to our advertising and sales efforts. We increased advertising for the period as discussed below.
Until the December 2010 U.S. Court of Appeals for the D.C. Circuit decision in Sottera, Inc. v. Food & Drug Administration, 627 F.3d 891 (D.C. Cir. 2010) adverse to the U.S. Food and Drug Administration (“FDA”), and denial of the FDA’s en banc review on January 24, 2011, we believe the FDA’s previous public statements related to electronic cigarettes had a chilling effect on demand for electronic cigarette products. Under this Court decision, the FDA is permitted to regulate electronic cigarettes as “tobacco products” under the Family Smoking Prevention and Tobacco Control Act of 2009 (the “Tobacco Control Act”). Under this Court decision, the FDA is not permitted to regulate electronic cigarettes as “drugs” or “devices” or a “combination product” under the Federal Food, Drug and Cosmetic Act unless they are marketed for therapeutic purposes. The Tobacco Control Act grants the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products, although the FDA is prohibited from issuing regulations banning all cigarettes or all smokeless tobacco products, or requiring the reduction of nicotine yields of a tobacco product to zero. If the FDA classifies electronic cigarettes as tobacco products, the outcome of the application of the Tobacco Control Act, including FDA requirements issued thereunder, on electronic cigarettes generally and our electronic cigarettes specifically cannot be predicted at this time.
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

Our cost of goods sold was $5,324,505 for the nine month period ended September 30, 2011, an increase of $1,163,002, or 28%. The increase related to the increased sales. However, our gross margins improved from 44.7% to 57.9% due to a change in the product mix to higher direct to consumer sales during the period, which have higher gross margins than the sales to distributors and wholesale customers. In addition, the increase in purchases has also resulted in lower average cost per unit because we can provide more consistent purchases from our suppliers and have consolidated our product acquisitions with fewer suppliers.
Our selling, general and administrative expenses were $3,170,969 for the nine months ended September 30, 2011, an increase of $184,395 or 6%. Included in selling, general and administrative expenses is stock-based compensation expense. Our stock option expense decreased by $850,941 to $42,055 for the nine months ended September 30, 2011, as compared to $892,996 for the nine months ended September 30, 2010. The amounts relate to the granting of options to our President and Chief Executive Officer to purchase 900,000 shares of our common stock in October 2009 valued at $231,300 and from the granting of options to employees and consultants to purchase 3,600,000 and 648,000 shares of our common stock in October 2009 and January 2010, valued at $925,200 and $125,064, respectively. Operating expenses primarily increased as a direct correlation to increased sales, specifically related to increased salaries, credit card processing fees and professional fees.
Advertising expense was $3,320,116 for the nine months ended September 30, 2011 compared to $1,447,189 for the same period in 2010, an increase of $1,872,927 or 129%. We initiated various advertising campaigns direct to consumers during 2011, which increased sales.
Income tax expense (benefit) for the nine months ended September 30, 2011 and 2010 was $314,900 and ($62,000), respectively.
Net income was $504,333 for the nine months ended September 30, 2011 compared to a net loss of $1,013,033 for the nine months ended September 30, 2010.
Results of Operations for the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010
During the three months ended September 30, 2011 sales were $3,330,839. This was an increase of $550,440 or approximately 20% for the three months ended September 30, 2010. Factors that contributed positively to these increases related to greater consumer demand through direct sales efforts for our new and existing electronic cigarette products, an increase in repeat orders from our distributors and wholesale customers, residual orders for replacement cartridges from our existing customer base and greater consumer awareness of our products directly related to our advertising and sales efforts. The Company increased advertising for the period as discussed below.
Our cost of goods sold increased by $249,435 to $1,906,920 for the three months ended September 30, 2011. This was an increase of 15%, as compared to cost of sales of $1,657,485 for the three months ended September 30, 2010. The increase related to increased sales. However, our gross margins improved from 40.4% to 42.8% due to a change in the product mix to higher direct to consumer sales during the period, which have higher gross margins than the sales to distributors and wholesale customers. In addition, our increase in purchases has also resulted in lower average cost per unit because we can provide more consistent purchases from our suppliers and have consolidated our product acquisitions with fewer suppliers.
Selling, general and administrative expenses for the three months ended September 30, 2011 were $1,153,510 compared to $1,086,403 for the three months ended September 30, 2010, an increase of $67,107 or approximately 6%. Included in selling, general and administrative expense is stock-based compensation expense. Our stock option expense decreased by $294,190 to $3,475 for the three months ended September 30, 2011, as compared to $297,665 for the three months ended September 30, 2010. The amounts relate to the granting of options to our President and Chief Executive Officer to purchase 900,000 shares of our common stock in October 2009 valued at $231,300 and from the granting of options to our employees and consultants to purchase 3,600,000 and 648,000 shares of our common stock in October 2009 and January 2010, valued at $925,200 and $125,064, respectively. Operating expenses primarily increased as a direct correlation to increased sales, specifically related to increased commissions, salaries, credit card processing fees and professional fees.

Advertising expense was approximately $469,488 for the three months ended September 30, 2011 compared to approximately $454,873 for the same period in 2010, an increase of $14,615 or approximately 3%. We continued various advertising campaigns direct to consumers during the quarter, which increased sales.
Income tax benefit for the three months ended September 30, 2011 and 2010 was ($74,537) and ($51,826), respectively.
Net loss was $124,542 for the three months ended September 30, 2011 compared to $366,536 for the three months ended September 30, 2010.
Liquidity and Capital Resources
We are not aware of any factors that are reasonably likely to adversely affect liquidity trends, other than those factors summarized under the caption “Risk Factors” in our Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2010. We are not involved in any hedging activities and had no forward exchange contracts outstanding at September 30, 2011. In the ordinary course of business we enter into purchase commitments by issuing purchase orders, which may or may not require vendor deposits. These transactions are recognized in our condensed consolidated financial statements in accordance with GAAP.
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
Working Capital — At September 30, 2011, we had working capital of $1,080,148 compared to $624,539 at December 31, 2010, an increase of $455,609.
Our cash provided by operating activities was $278,529 for the nine months ended September 30, 2011, which compared favorably to cash provided by operating activities of $126,035 during the nine months ended September 30, 2010. The Company funded operations through internal growth and increased sales. The changes in cash provided by operating activities for the respective reporting periods included increases in due from merchant credit card processors, accounts receivable, prepaid expenses, inventories, net of increases in accounts payable and accrued expenses and income taxes payable. These increase resulted from funding our growth from internal sources.
Our net cash used in investing activities was $24,410 for the nine months ended September 30, 2011 for purchases of property and equipment.
Purchase Commitments — In the ordinary course of our business, we enter in to purchase orders for components and finished goods, which may or may not require vendor deposits and may or may not be cancellable by either party. At September 30, 2011 and December 31, 2010, we had $19,156 and $0 in vendor deposits, respectively. At September 30, 2011 and December 31, 2010, we do not have any material financial guarantees or other contractual commitments that are reasonably likely to have an adverse effect on liquidity.
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
Remediation of Material Weakness
During the third quarter of 2011, we commenced efforts to remediate the three material weaknesses in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures as of September 30, 2011. Our remediation plan includes the following actions:
We are actively seeking to hire additional, qualified finance and accounting staff with significant depth and expertise to supplement existing personnel, including a Chief Financial Officer. During the third quarter of 2011, we retained an independent financial consultant to advise us on the organization and composition of the finance and accounting department. In addition, during the third quarter of 2011 we engaged the services of a nationally recognized certified public accounting firm to assist us with our assessment of internal controls and provide additional guidance with our remediation efforts. We have established a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

Although the remediation efforts are underway, the above material weakness will not be considered remediated until new controls over financial reporting are fully designed and operating effectively for an adequate period of time.
There is no assurance that our remediation efforts will be successful on a timely basis or at all. If these material weaknesses persist, it may be necessary to make further restatements of our consolidated financial statements and investors will not be able to rely on the completeness and accuracy of the financial information contained in our filings with the SEC. This could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities or stockholder litigation.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
Reference is made to Note 6 to the Company’s condensed consolidated financial statements included elsewhere in this report for the information required by this Item.

Item 6.	Exhibits.

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS**	XBRL Instance Document
101.DEF**	XBRL Definition Linkbase Document
101.CAL**	XBRL Extension Calculation Linkbase Document
101.LAB**	XBRL Extension Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document
101.SCH**	XBRL Extension Schema Document

*	Filed herewith.
**	Furnished herewith. XBRL information is furnished and filed for purposes of Sections 11 and 12 of the Securities Act of 1933

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of November 2011.

VAPOR CORP.
By:	/s/ Kevin Frija
Kevin Frija
President, Chief Executive Officer and Chief Financial Officer