Form 10-K
period 2011-12-31
VAPOR CORP.
filed 2012-03-27
CIK 844856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, par value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one:)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2011, based upon the closing bid price of such equity on the OTC Bulletin Board on such date, was $9,432,863.

As of March 26, 2012, there were 60,185,344 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

None.

VAPOR. CORP.

krAVe
DISPOSABLES
RECHARGEABLES
VAPORX
DISPOSABLES
VAPORIZERS
Fifty-One
-2.0-
Blue Line
The Trio
AS SEEN ON TV
EZSMOKER!
green puffer
THE FREEDOM TO SMOKE
AMERICIG
ELECTRONIC CIGARETTES
FUMARE'
Disposable Electronic Cigarette
Hookah Stix

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “Vapor Corp.,” “Vapor,” “we,” “us,” “our” and the Company refer to Vapor Corp. and its consolidated wholly-owned subsidiary Smoke Anywhere USA, Inc. and the terms “Smoke Anywhere USA” and “Smoke” refer to our wholly-owned subsidiary Smoke Anywhere USA, Inc.

PART I

Item 1.	Business

Company Background

We design, market, and distribute electronic cigarettes and accessories under the Fifty-One®, Krave®, VaporX®, EZ Smoker®, Green Puffer®, Americig®, Fumré™, Hookah Stix™ and Smoke Star® brands. “Electronic cigarettes” or “e-cigarettes,” are battery-powered products that enable users to inhale nicotine vapor without smoke, tar, ash, or carbon monoxide.

We were originally incorporated as Miller Diversified Corp in 1987 as a Nevada corporation, and operated in the commercial cattle feeding business until October 31, 2003 when the company sold substantially all of its assets and became a discontinued operation. On November 5, 2009, we acquired Smoke Anywhere USA, Inc., a distributor of electronic cigarettes, in a reverse triangular merger. As a result of the merger, Smoke Anywhere USA, Inc. became our sole operating business. On January 7, 2010, we changed our name to Vapor Corp. Our fiscal year is a calendar year ending December 31.

Our principal executive offices are located at 3001 Griffin Road, Dania Beach, Florida 33312, and our telephone number is (888) 766-5351. Our website is located at www.vapor-corp.com. Information on our website is not, and should not be considered, part of this report.

Electronic Cigarettes

“Electronic cigarettes” or “e-cigarettes,” are battery-powered products that enable users to inhale nicotine vapor without smoke, tar, ash or carbon monoxide. Electronic cigarettes look like traditional cigarettes and, regardless of their construction, are comprised of three functional components:

•	a mouthpiece, which is a small plastic cartridge that contains a liquid nicotine solution;

•	a heating element that vaporizes the liquid nicotine so that it can be inhaled; and

•	the electronics, which include: a lithium-ion battery, an airflow sensor, a microchip controller and an LED, which illuminates to indicate use.

When a user draws air through the electronic cigarette, the air flow is detected by a sensor, which activates a heating element that vaporizes the solution stored in the mouthpiece/cartridge, the solution is then vaporized and it is this vapor that is inhaled by the user. The cartridge contains either a nicotine solution or a nicotine free solution, either of which may be flavored.

Our Electronic Cigarettes

We offer rechargeable and disposable electronic cigarettes in two varieties:

•	a two-piece unit, which we market under our DUO product line; and

•	a three-piece unit, which we market under our TRIO® product line.

The DUO

The DUO’s 2-part construction (battery component and cartridge) features a disposable all-in-one atomized cartridge (also known as a “cartomizer”). This cartomizer is replaced when the nicotine or nicotine free solution is depleted from use. The all-in-one configuration eliminates the need for maintenance of a separate atomizer and maintains consistent performance of the e-cigarette over time.

The TRIO®

The TRIO’s 3-part construction (battery component, atomizer, and filter cartridge) features a separate atomizer from the cartridge; the atomizer is reused and requires separate maintenance over its useful life. Replacement atomizers are available for sale and are easily serviceable by the user. In the TRIO, the only component that needs to be routinely replaced is the refill cartridge (either with or without nicotine).

Our Brands

We sell our electronic cigarettes under several different brands, including Fifty-One® (also known as Smoke 51), Krave®, VaporX®, EZ Smoker®, Green Puffer®, Americig®, Fumré™, Hookah Stix™ and Smoke Star® brands. We have also developed and trademarked additional brands, which we have and or are preparing to commercialize. We develop and trademark additional brands and product offerings from time to time to penetrate new market segments, and demographics, and as new products developments and technologies are introduced.

Our Electronic cigarette solution and flavors

The electronic cigarette solution, is the chemical means through which electronic cigarettes deliver nicotine, simulate the taste of tobacco and or other flavors in addition to emulating the act of smoking by means of the electronic cigarettes "smoke like" discharge of vapor.

Our electronic cigarette solution is primarily made up of propylene glycol. Propylene glycol is a small hydroxy-substituted hydrocarbon with the chemical formula C3H8O2. Propylene glycol is on the list of chemicals that the FDA generally regards as safe. It is used in foods, pharmaceuticals, cosmetics and tobacco products.

We have begun developing a portfolio of flavor profiles for our array of electronic cigarette models and brands. Our flavor profiles will serve to differentiate our products from other electronic cigarette brands. We hope to create brand recognition and loyalty based on the unique flavor profiles we develop and market. Moreover, in addition to serving to establish brand identity for our products based on taste, we expect to manage the quality of our products and position ourselves to comply with any government regulations and good manufacturing practices that may be issued for electronic cigarette products in the future. Also, by developing proprietary formulas, we will be able to better control our supply chain and combat any future attempts to counterfeit our products.

Our Improvements and Product Development

Flavor Profiles

We are developing new flavor profiles that are distinct and unique to our brands. We believe that as the electronic cigarette industry matures, users of electronic cigarettes will develop, if they have not already, preferences for the product based not only on their quality, ability to successfully deliver nicotine, their battery capacity, smoke volume they generate, but on taste and flavor, like smokers do with their preferred brand of cigarettes.

Soft Tip Filters

We have a patent pending for a soft-tip electronic cigarette filter, which more closely resemble the tactile experience of a traditional tobacco cigarette in a users mouth. There is no assurance that we will be awarded a patent for this filter. To date electronic cigarettes have been made of metal and hard plastic and do not offer users the same malleable feel as the cellulose filters of conventional tobacco cigarettes.

Dynamo Powered Electronic Cigarette

We hold rights to a patent pending for the first electronic cigarette that can be re-charged by shaking the product. This Dynamo charging technology may eventually allow for continued use without having to recharge the electronic cigarette by plugging it into an electrical outlet. There is no assurance that a patent will be awarded for this technology.

Universal Fit Mouthpiece

We have recently developed a universal fit mouthpiece that can be used in conjunction with the battery section of most other popular electronic cigarette brands, allowing users of competing electronic cigarette products an easy way to try and transition to our cartridges.

Electronic Cigarette Air Flow Sensor Patent

We have a patent pending on a new configuration for the airflow sensors currently used in electronic cigarettes. The new configuration will allow the battery to be sealed to enhance the reliability and performance of the electronic cigarette. There is no assurance that we will be awarded a patent for this configuration.

Electronic Cigarette Use indicator

We have a patent pending on a new method to determine the level of liquid solution in the electronic cigarette. This invention is designed to enhance the user’s experience with our electronic cigarettes. There is no assurance that we will be awarded a patent for this invention.

Design Elements

We are one of the few electronic cigarette companies that offer our electronic cigarettes in fashionable and trendy prints and finishes, including camouflage, animal prints and colors. We also offer electronic cigarettes with different LED configurations and embellished LEDs that resemble crystals and which illuminate in several different colors. We believe that these embellishments speak to consumers and serve a desire for personalization of consumers’ tastes when it comes to their electronic cigarettes.

Our Kits and Accessories

Our electronic cigarettes are typically sold in kits that contain everything a user needs to begin enjoying their "smoking" experience. In addition to kits we sell replacement batteries, replacement mouthpieces that contain the liquid solution and atomizer, for our two-piece configurations as well as mouthpieces with the liquid solution and separate atomizers for our three-piece units. Several of our electronic cigarettes are also available in fashionable and trendy prints and finishes, including camouflage, animal prints and colors. We also offer electronic cigarettes with different LED configurations and embellished LEDs that resemble crystals and which illuminate in several different colors.

In addition to our electronic cigarette products we sell an assortment of accessories, including chargers and simple and fashionable cases. Several of our electronic cigarettes are also available in fashionable and trendy prints and finishes, including camouflage, animal prints and colors. We also offer electronic cigarettes with different LED configurations and embellished LEDs that resemble crystals and which illuminate in several different colors.

We also offer refill cartridges and accessories for our electronic cigarettes. Our refill cartridges consist of assorted flavors and nicotine levels (including cartridges without nicotine). Our accessories include USB, home and car charging devices, carrying cases and replacement parts.

We have also recently developed a universal fit mouthpiece that can be used in conjunction with the battery section of most other popular electronic cigarette brands, allowing users of competing electronic cigarette products an easy way to try and transition to our cartridges.

The Market for Electronic Cigarettes

We market our electronic cigarettes as an alternative to traditional tobacco cigarettes. Because electronic cigarettes offer a “smoking” experience without the burning of tobacco leaf, electronic cigarettes offer users the ability to satisfy their nicotine cravings without smoke, tar, ash or carbon monoxide. In many cases electronic cigarettes may be used where tobacco-burning cigarettes may not. Electronic cigarettes may be used in some instances where for regulatory or safety reasons tobacco burning cigarettes may not be used.

According to the U.S. Centers for Disease Control and Prevention, in 2009, an estimated 46 million people in the United States smoke cigarettes. The World Health Organization has reported that over 15 billion cigarettes are smoked globally on a daily basis. In 2009, based on industry estimates, electronic cigarette sales were estimated at $100 million. According to the Electronic Cigarette Association, a Washington D.C.-based industry trade group, there are more than half a million consumers of electronic cigarettes in the U.S. alone, which equates to approximately 0.1% of the $86.8 billion of cigarette and cigar sales in the U.S in 2006 according to the U.S. Department of Agriculture, Economic Research Service.

Distribution and Sales

We offer our electronic cigarettes and related products through our online stores and our direct response television marketing efforts, to retail channels through our direct sales force, and through third party wholesalers, retailers and value-added resellers. Retailers of our products include big box retailers, drug stores, convenience stores, tobacco shops and kiosk locations in shopping malls throughout the United States.

Since their introduction to the U.S. market, electronic cigarettes have predominantly been sold online, while tobacco products, most notably cigarettes are currently sold in approximately 150,000 retail locations. We believe that future growth of electronic cigarettes is dependent on higher volume, lower margin sales channels, like the broad based distribution network through which cigarettes are sold. Thus, we are focusing on growing our retail distribution reach by entering into distribution agreements with large and established value added resellers and by focusing our sales efforts on regional and national retail chains. We believe that these higher volume lower margin opportunities are critical towards broadening the reach and appeal of electronic cigarettes and we believe that as electronic cigarettes become more widely known and available, the market for our products will grow.

Business Strategy

Our business strategy leverages our unique ability to design market and develop multiple e-cigarette brands and to bring those brands to market through our multiple distribution channels.

We believe we were among the first distributors of electronic cigarettes in the U.S. Thus, we believe that our reputation and our experience in the electronic cigarette industry, both from a development, customer service and production perspective give us an advantage in attracting customers, specifically re-sellers who require ongoing support, reliable and consistent supply chains and mechanisms in place for supporting broad based distributors and big box retailers.

Moreover, we believe that our history with our suppliers, including the volume of products we source, gives us an advantage over other market participants as it relates to favorable pricing, priority as to inventory supply and delivery and first access to new products, including first access to next generation electronic cigarette products and technology.

As the first company to access the capital markets in a significant way, we believe we are the best positioned company to manage broad based distribution through, big box retailers and value added re-sellers, both form a supply chain perspective but also based on capital required to offer terms, pay applicable slotting fees/shelf space and contribute to co-op marketing budgets. We have recently received purchase orders from a major retail chain and in connection therewith have agreed to pay slotting fees based on the number of stores at which our products will be carried and sold. We have submitted proposals to other additional large retail chains and anticipate that slotting fees and credit terms will be a requirement with each such customer.

We currently sell electronic cigarettes under several brands. Through our multi-brand strategy we develop products, packaging, accessories and electronic cigarette models that appeal to multiple demographic segments. Our electronic cigarettes are available in fashion prints, multiple colors, with jeweled tips, in addition to the traditional look and feel, which resemble traditional tobacco cigarette. Our brand names and packaging are also developed to appeal to different customers.

In addition to our current product offering, we are developing new flavor profiles that are distinct and unique to our brands. We believe that as the electronic cigarette industry matures, users of electronic cigarettes will develop, if they have not already, preferences for our products based not only on their quality, ability to successfully deliver nicotine, their battery capacity, smoke volume they generate, but on taste and flavor, like smokers do with their preferred brand of conventional tobacco cigarettes.

We also seek to differentiate our products through our own product development and product engineering efforts. We currently have a patent pending for a soft-tip electronic cigarette filter, which more closely resembles the tactile experience of a conventional tobacco cigarette in a user’s mouth. To date electronic cigarettes have been made of metal and hard plastic and do not offer users the same malleable feel as the cellulose filters of conventional tobacco cigarettes. We also have patent rights to the first electronic cigarette that can be re-charged by shaking the product, this Dynamo charging technology may eventually allow for continued use without having to recharge the electronic cigarette by plugging it into an electrical outlet.

Our goal is to achieve a position of sustainable leadership in the electronic cigarette industry. Our strategy consists of the following key elements:

•	develop new brands and engineer new product offerings;

•	invest in and leverage our new and existing brands through marketing and advertising;

•	increase our presence in national and regional retailers;

•	expand our brand awareness through our web presence;

•	introduce our products to the consumer through increased infomercial broadcasts;

•	develop continuity programs for our end user customers;

•	scale our distribution through strategic resale partnerships; and

•	align our product offerings and cost with market demand.

Competition

Competition in the electronic cigarette industry is intense. We compete with other sellers of electronic cigarettes; the nature of our competitors is varied as the market is highly fragmented and the barriers to entry into the business are low. Our direct competitors sell products that are substantially similar to ours and through the same channels through which we sell our electronic cigarette products. We compete with these direct competitors for sales through distributors, wholesalers and retailers, including but not limited to national chain stores, tobacco shops, gas stations, travel stores, shopping mall kiosks, in addition to direct to public sales through the internet, mail order and telesales.

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

We also compete against “big tobacco”, U.S. cigarette manufacturers like Altria Group, Inc. and Reynolds American Inc., and other manufacturers of electronic cigarettes. We compete against “big tobacco” who offers not only conventional tobacco cigarettes but also smokeless tobacco products such as “snus” (a form of moist ground smokeless tobacco that is usually sold in sachet form that resemble small tea bags), chewing tobacco and snuff. “Big tobacco” has nearly limitless resources, global distribution networks in place and a customer base that is fiercely loyal to their brands. Furthermore, we believe big tobacco will likely offer electronic cigarettes as the market for electronic cigarettes grows.

Moreover, based on consumer use and demand we may find ourselves competing with not only “big tobacco, but the world’s largest pharmaceutical companies as well, “big pharma.” “Big pharma,” like “big tobacco,” have limitless resources with which to compete against us.

Manufacturing

We have no manufacturing capabilities and do not intend to develop any manufacturing capabilities. We depend on third party suppliers and manufacturers for our electronic cigarettes, which includes, but is not limited to, our electrical components, technology, flavorings and essences. Our customers associate certain characteristics of our products including the weight, feel, draw, flavor, packaging and other unique attributes of our products to the brands we market, distribute and sell. Any interruption in supply and or consistency of our products may harm our relationships and reputation with customers, and have a materially adverse affect on our business, results of operations and financial condition.

We rely on Chinese manufacturers to produce our products. Our manufacturers are based in China. Certain Chinese factories and the products they export have recently been the source of safety concerns and recalls, which is generally attributed to lax regulatory, quality control and safety standards. Should Chinese factories continue to draw public criticism for exporting unsafe products, whether those products relate to our products or not we may be adversely affected by the stigma associated with Chinese production, which could have a material adverse effect on our business, results of operations and financial condition.

Although we believe that several alternative sources for our products are available, any failure to obtain the components, chemical constituents and manufacturing services necessary for the production of our products would have a material adverse effect on our business, results of operations and financial condition.

Source and Availability of Raw Materials

We believe that an adequate supply of product and raw materials will be available to us as needed and from multiple sources and suppliers.

Intellectual Property

We do not currently own any domestic or foreign patents relating to electronic cigarettes, though we do have several patent applications pending in the United States as described below. There is no assurance that we will be awarded patents for of any of these pending patent applications.

Soft Tip Filters

We have a patent pending for a soft-tip electronic cigarette filter, which more closely resembles the tactile experience of a conventional tobacco cigarette in a user’s mouth. To date electronic cigarettes have been made of metal and hard plastic and do not offer users the same malleable feel as the cellulose filters of conventional tobacco cigarettes.

Dynamo Powered Electronic Cigarette

We hold rights to a patent pending for the first electronic cigarette that can be re-charged by shaking the product. This Dynamo charging technology may eventually allow for continued use without having to recharge the electronic cigarette by plugging it in to an electrical outlet.

Electronic Cigarette Air Flow Sensor Patent

We have a patent pending on a new configuration for the air flow sensors currently used in electronic cigarettes. The new configuration will allow the battery to be sealed to enhance the reliability and performance of the electronic cigarette.

Electronic Cigarette Use indicator

We have a patent pending on a new method to determine the level of liquid solution in the electronic cigarette. This is invention is designed to enhance the user’s experience with our electronic cigarettes.

Trademarks

We own trademarks on certain of our brands, including: Fifty-One®, Krave®, VaporX®, EZ Smoker®, Green Puffer®, Americig®, and Smoke Star® brands. We have also filed additional trademarks which have yet to be awarded.

Government Regulation

Based on the December 2010 U.S. Court of Appeals for the D.C. Circuit’s decision in Sottera, Inc. v. Food & Drug Administration, 627 F.3d 891 (D.C. Cir. 2010), the United States Food and Drug Administration (the “FDA”) is permitted to regulate electronic cigarettes as “tobacco products” under the Family Smoking Prevention and Tobacco Control Act of 2009 (the “Tobacco Control Act”).

Under this Court decision, the FDA is not permitted to regulate electronic cigarettes as “drugs” or “devices” or a “combination product” under the Federal Food, Drug and Cosmetic Act unless they are marketed for therapeutic purposes.

Because we do not market our electronic cigarettes for therapeutic purposes, our electronic cigarettes are subject to being classified as “tobacco products” under the Tobacco Control Act. The Tobacco Control Act grants the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products, although the FDA is prohibited from issuing regulations banning all cigarettes or all smokeless tobacco products, or requiring the reduction of nicotine yields of a tobacco product to zero.

The Tobacco Control Act also requires establishment, within the FDA’s new Center for Tobacco Products, of a Tobacco Products Scientific Advisory Committee to provide advice, information and recommendations with respect to the safety, dependence or health issues related to tobacco products.

The Tobacco Control Act imposes significant new restrictions on the advertising and promotion of tobacco products. For example, the law requires the FDA to finalize certain portions of regulations previously adopted by the FDA in 1996 (which were struck down by the Supreme Court in 2000 as beyond the FDA’s authority). As written, these regulations would significantly limit the ability of manufacturers, distributors and retailers to advertise and promote tobacco products, by, for example, restricting the use of color, graphics and sound effects in advertising, limiting the use of outdoor advertising, restricting the sale and distribution of non-tobacco items and services, gifts, and sponsorship of events and imposing restrictions on the use for cigarette or smokeless tobacco products of trade or brand names that are used for non-tobacco products. The law also requires the FDA to issue future regulations regarding the promotion and marketing of tobacco products sold or distributed over the internet, by mail order or through other non-face-to-face transactions in order to prevent the sale of tobacco products to minors.

It is likely that the Tobacco Control Act could result in a decrease in tobacco product sales in the United States, including sales of our electronic cigarettes.

While the FDA has not yet mandated electronic cigarettes be regulated as tobacco products, we believe its highly likely the FDA will do so because electronic cigarettes, like conventional cigarettes and other tobacco products, contain nicotine, a highly addictive substance. Most of our electronic cigarettes and cartridges contain nicotine.

If the FDA mandates electronic cigarettes as tobacco products, any FDA regulations restricting the content of nicotine in tobacco products may require us to reformulate, recall and/or discontinue certain of our current and future products, which may have a material adverse effect on our business, results of operations and financial condition.

If the FDA classifies electronic cigarettes as tobacco products, the outcome of the application of the Tobacco Control Act, including FDA requirements issued thereunder, on electronic cigarettes generally and our electronic cigarettes specifically cannot be predicted. In this regard, total compliance and related costs are not possible to predict and depend substantially on the future requirements imposed by the FDA under the Tobacco Control Act. Costs, however, could be substantial and could have a material adverse effect on our business, results of operations and financial condition. In addition, failure to comply with the Tobacco Control Act and with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on our business, financial condition and results of operations and ability to market and sell our products. At present, we are not able to predict whether the Tobacco Control Act will impact us to a greater degree than competitors in the industry, thus affecting our competitive position.

State and local governments currently legislate and regulate tobacco products, including what is considered a tobacco product, how tobacco taxes are calculated and collected, to whom tobacco products can be sold and by whom, in addition to where tobacco products, specifically cigarettes may be smoked and where they may not. Certain municipalities have enacted local ordinances which preclude the use of electronic cigarettes where traditional tobacco burning cigarettes can not be used and certain states have proposed legislation that would categorize electronic cigarettes as tobacco products, equivalent to their tobacco burning counterparts. If these bills become laws, electronic cigarettes may lose their appeal as an alternative to cigarettes; which may have the effect of reducing the demand for our products and as a result have a material adverse effect on our business, results of operations and financial condition.

On February 15, 2010, in response to a civil investigative demand from the Office of the Attorney General of the State of Maine, we voluntarily executed an assurance of discontinuance with the State of Maine, which prohibits us from selling electronic cigarettes in the State of Maine until such time as we obtain a retail tobacco license in the state. While suspending sales to residents of Maine is not material to our operations, other electronic cigarette companies have entered into similar agreements with other states, such as the State of Oregon. If one or more states from which we generate or anticipate generating significant sales bring actions to prevent us from selling our products unless we obtain certain licenses, approvals or permits and if we are not able to obtain the necessary licenses, approvals or permits for financial reasons or otherwise and/or any such license, approval or permit is determined to be overly burdensome to us then we may be required to cease sales and distribution of our products to those states, which would have a material adverse effect on our business, results of operations and financial condition.

As a result of FDA import alert 66-41 (which allows the detention of unapproved drugs promoted in the U.S.), U.S. Customs has from time to time temporarily and in some instances indefinitely detained products sent to us by our Chinese suppliers. If the FDA modifies the import alert from its current form which allows U.S. Customs discretion to release our products to us, to a mandatory and definitive hold we will no longer be able to ensure a supply of saleable product, which will have material adverse effect on our business, results of operations and financial condition. However, we believe this FDA import alert will become less relevant to us as and when the FDA regulates electronic cigarettes under the Tobacco Control Act.

At present, neither the Prevent All Cigarette Trafficking Act (which prohibits the use of the U.S. Postal Service to mail most tobacco products and which amends the Jenkins Act, which would require individuals and businesses that make interstate sales of cigarettes or smokeless tobacco to comply with state tax laws) nor the Federal Cigarette Labeling and Advertising Act (which governs how cigarettes can be advertised and marketed) apply to electronic cigarettes. The application of either or both of these federal laws to electronic cigarettes would have a material adverse effect on our business, results of operations and financial condition.

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

If electronic cigarettes are subject to one or more significant regulatory initiates enacted under the FCTC, our business, results of operations and financial condition could be materially and adversely affected.

Employees

As of December 31, 2011, we had 40 employees, none of which are represented by a collective bargaining agreement. We believe that our employee relations are good.

Item 1A.	Risk Factors

Various portions of this report contain forward-looking statements that involve risks and uncertainties. Actual results, performance or achievements could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth below and elsewhere in this report. These risk factors are not presented in the order of importance or probability of occurrence.

Risks Relating to Our Business

We have incurred losses and cannot assure you that we will achieve or maintain profitable operations.

As of December 31, 2011, we have an accumulated deficit of $260,034. We had net income of $713,338 for the fiscal year ended December 31, 2011. We incurred a net loss of $1,002,224 for the fiscal year ended December 31, 2010. Our accumulated deficit is primarily due to, among other reasons, the establishment of our business infrastructure and operations, stock-based compensation expenses and increases in our marketing expenditures to grow sales of our electronic cigarettes. We cannot assure you that we will be able to maintain profitable operations as we continue to expand our infrastructure and further develop our marketing efforts.

We have a limited operating history, making it difficult to accurately predict our future sales and appropriately budget our expenses.

We acquired Smoke Anywhere USA, Inc., a distributor of electronic cigarettes, on November 5, 2009. Smoke Anywhere USA, Inc. commenced its business in April 2008. Because we have a limited operating history, it is difficult to accurately predict our future sales and appropriately budget our expenses. Additionally, our operations will be subject to risks inherent in the establishment of a developing new business, including, among other things, efficiently deploying our capital, developing our products, developing and implementing our marketing campaigns and strategies and developing awareness and acceptance of our products. Our ability to generate future sales will be dependent on a number of factors, many of which are beyond our control, including the pricing of competing products, overall demand for our products, market competition and government regulation. We are currently expanding our staffing and increasing our expenditures in anticipation of future sales growth. If our sales do not increase as anticipated, we could incur significant losses due to our higher infrastructure expense levels if we are not able to decrease our operating expenses in a timely manner to offset any shortfall in future sales.

A recent United States Federal Court decision permits the United States Food and Drug Administration to regulate electronic cigarettes as “tobacco products” under the Family Smoking Prevention and Tobacco Control Act of 2009 and this decision may materially and adversely affect our business.

Based on the December 2010 U.S. Court of Appeals for the D.C. Circuit’s decision in Sottera, Inc. v. Food & Drug Administration, 627 F.3d 891 (D.C. Cir. 2010), the United States Food and Drug Administration (the “FDA”) is permitted to regulate electronic cigarettes as “tobacco products” under the Family Smoking Prevention and Tobacco Control Act of 2009 (the “Tobacco Control Act”).

Under this Court decision, the FDA is not permitted to regulate electronic cigarettes as “drugs” or “devices” or a “combination product” under the Federal Food, Drug and Cosmetic Act unless they are marketed for therapeutic purposes.

Because we do not market our electronic cigarettes for therapeutic purposes, our electronic cigarettes are subject to being classified as “tobacco products” under the Tobacco Control Act. The Tobacco Control Act grants the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products, although the FDA is prohibited from issuing regulations banning all cigarettes or all smokeless tobacco products, or requiring the reduction of nicotine yields of a tobacco product to zero. Among other measures, the Tobacco Control Act (under various deadlines):

•

increases the number of health warnings required on cigarette and smokeless tobacco products, increases the size of warnings on packaging and in advertising, requires the FDA to develop graphic warnings for cigarette packages, and grants the FDA authority to require new warnings;

•	requires practically all tobacco product advertising to eliminate color and imagery and instead consist solely of black text on white background;

•

imposes new restrictions on the sale and distribution of tobacco products, including significant new restrictions on tobacco product advertising and promotion as well as the use of brand and trade names;

•	bans the use of “light,” “mild,” “low” or similar descriptors on tobacco products;

•

gives the FDA the authority to impose tobacco product standards that are appropriate for the protection of the public health (by, for example, requiring reduction or elimination of the use of particular constituents or components, requiring product testing, or addressing other aspects of tobacco product construction, constituents, properties or labeling);

•	requires manufacturers to obtain FDA review and authorization for the marketing of certain new or modified tobacco products;

•	requires pre-market approval by the FDA for tobacco products represented (through labels, labeling, advertising, or other means) as presenting a lower risk of harm or tobacco-related disease;

•	requires manufacturers to report ingredients and harmful constituents and requires the FDA to disclose certain constituent information to the public;

•

mandates that manufacturers test and report on ingredients and constituents identified by the FDA as requiring such testing to protect the public health, and allows the FDA to require the disclosure of testing results to the public;

•	requires manufacturers to submit to the FDA certain information regarding the health, toxicological, behavioral or physiologic effects of tobacco products;

•	prohibits use of tobacco containing a pesticide chemical residue at a level greater than allowed under federal law;

•	requires the FDA to establish “good manufacturing practices” to be followed at tobacco manufacturing facilities;

•	requires tobacco product manufacturers (and certain other entities) to register with the FDA; and

•	grants the FDA the regulatory authority to impose broad additional restrictions.

The Tobacco Control Act also requires establishment, within the FDA’s new Center for Tobacco Products, of a Tobacco Products Scientific Advisory Committee to provide advice, information and recommendations with respect to the safety, dependence or health issues related to tobacco products.

As indicated above, the Tobacco Control Act imposes significant new restrictions on the advertising and promotion of tobacco products. For example, the law requires the FDA to finalize certain portions of regulations previously adopted by the FDA in 1996 (which were struck down by the Supreme Court in 2000 as beyond the FDA’s authority). As written, these regulations would significantly limit the ability of manufacturers, distributors and retailers to advertise and promote tobacco products, by, for example, restricting the use of color, graphics and sound effects in advertising, limiting the use of outdoor advertising, restricting the sale and distribution of non-tobacco items and services, gifts, and sponsorship of events and imposing restrictions on the use for cigarette or smokeless tobacco products of trade or brand names that are used for non-tobacco products. The law also requires the FDA to issue future regulations regarding the promotion and marketing of tobacco products sold or distributed over the internet, by mail order or through other non-face-to-face transactions in order to prevent the sale of tobacco products to minors.

It is likely that the Tobacco Control Act could result in a decrease in tobacco product sales in the United States, including sales of our electronic cigarettes.

While the FDA has not yet mandated electronic cigarettes be regulated as tobacco products, we believe its highly likely the FDA will do so because electronic cigarettes, like conventional cigarettes and other tobacco products, contain nicotine, a highly addictive substance. Most of our electronic cigarettes and cartridges contain nicotine.

If the FDA mandates electronic cigarettes as tobacco products, any FDA regulations restricting the content of nicotine in tobacco products may require us to reformulate, recall and/or discontinue certain of our current and future products, which may have a material adverse effect on our business, results of operations and financial condition.

If the FDA classifies electronic cigarettes as tobacco products, the outcome of the application of the Tobacco Control Act, including FDA requirements issued thereunder, on electronic cigarettes generally and our electronic cigarettes specifically cannot be predicted. In this regard, total compliance and related costs are not possible to predict and depend substantially on the future requirements imposed by the FDA under the Tobacco Control Act. Costs, however, could be substantial and could have a material adverse effect on our business, results of operations and financial condition. In addition, failure to comply with the Tobacco Control Act and with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on our business, financial condition and results of operations and ability to market and sell our products. At present, we are not able to predict whether the Tobacco Control Act will impact us to a greater degree than competitors in the industry, thus affecting our competitive position.

For a description of risks related to other government regulations, please see “Risks Related to Government Regulation” in this Section.

Our business, results of operations and financial condition could be adversely affected if we are taxed like other tobacco products or if we are required to collect and remit sales tax on certain of our internet sales.

Presently the sale of electronic cigarettes is not subject to federal, state and local excise taxes like the sale of conventional cigarettes or other tobacco products, all of which have faced significant increases in the amount of taxes collected on their sales. Should federal, state and local governments and or other taxing authorities impose excise taxes similar to those levied against conventional cigarettes and tobacco products on our products, it may have a material adverse effect on the demand for our products as consumers may be unwilling to pay the increased costs for our products.

We may be unable to establish the systems and processes needed to track and submit the excise and sales taxes we collect through Internet sales, which would limit our ability to market our products through our websites which would have a material adverse effect on our business, results of operations and financial condition. States such as New York, Hawaii, Rhode Island and North Carolina have begun collecting sales taxes on Internet sales where companies have used independent contractors in those states to solicit sales from residents of that state. The requirement to collect, track and remit sales taxes based on independent affiliate sales may require us to increase our prices, which may effect demand for our products or conversely reduce our net profit margin, either of which would have a material adverse effect on our business, results of operations and financial condition.

The market for electronic cigarettes is a niche market, subject to a great deal of uncertainty and is still evolving.

Electronic cigarettes, having recently been introduced to market, are at an early stage of development, represent a niche market and are evolving rapidly and are characterized by an increasing number of market entrants. Our future sales and any future profits are substantially dependent upon the widespread acceptance and use of electronic cigarettes. Rapid growth in the use of, and interest in, electronic cigarettes is recent, and may not continue on a lasting basis. The demand and market acceptance for these products is subject to a high level of uncertainty. Therefore, we are subject to all of the business risks associated with a new enterprise in a niche market, including risks of unforeseen capital requirements, failure of widespread market acceptance of electronic cigarettes, in general or, specifically our products, failure to establish business relationships and competitive disadvantages as against larger and more established competitors.

We face intense competition and our failure to compete effectively could have a material adverse effect on our business, results of operations and financial condition.

We compete primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising and price. We are subject to highly competitive conditions in all aspects of our business. The competitive environment and our competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors’ introduction of low-priced products or innovative products, cigarette excise taxes, higher absolute prices and larger gaps between price categories, and product regulation that diminishes the ability to differentiate tobacco products.

Our principal competitors are “big tobacco”, U.S. cigarette manufacturers like Altria Group, Inc. and Reynolds American Inc., and other manufacturers of electronic cigarettes. We compete against “big tobacco” who offers not only conventional tobacco cigarettes but also smokeless tobacco products such as “snus” (a form of moist ground smokeless tobacco that is usually sold in sachet form that resemble small tea bags), chewing tobacco and snuff. Furthermore, we believe big tobacco will likely offer electronic cigarettes as the market for electronic cigarettes grows. We also compete against numerous other smaller manufacturers or importers of cigarettes. There can be no assurance that we will be able to compete successfully against any of our competitors, some of whom have far greater resources, capital, experience, market penetration, sales and distribution channels than us. If our major competitors were, for example, to significantly increase the level of price discounts offered to consumers, we could respond by offering price discounts, which could have a materially adverse effect on our business, results of operations and financial condition.

Sales of conventional tobacco cigarettes have been declining, which could have a material adverse effect on our business.

The overall U.S. market for conventional tobacco cigarettes has generally been declining in terms of volume of sales, as a result of restrictions on advertising and promotions, funding of smoking prevention campaigns, increases in regulation and excise taxes, a decline in the social acceptability of smoking, and other factors, and such sales are expected to continue to decline. While the sales of electronic cigarettes have been increasing over the last several years, the electronic cigarette market is only developing and is a fraction of the size of the conventional tobacco cigarette market. A continual decline in cigarette sales may adversely affect the growth of the electronic cigarette market, which could have a material adverse effect on our business, results of operations and financial condition.

Third party assertions of our infringement of their intellectual property rights could result in our having to incur significant costs and modify the way in which we currently operate our business.

Although we have filed patent applications, we do not own any domestic or foreign patents relating to our electronic cigarettes. The electronic cigarette industry is nascent and third parties may claim patent rights over one or more types of electronic cigarettes. For example, Ruyan Investment (Holdings) Limited (“Ruyan”), a Chinese company, has made certain public claims as to their ownership of patents relating to an “Atomizing Electronic Cigarette.” We currently purchase our products from Chinese manufacturers other than Ruyan.

On May 15, 2011, we became aware that Ruyan has named us, along with three other sellers of electronic cigarettes, in a lawsuit alleging patent infringement under U.S. federal law. In that lawsuit, which was initially filed on January 12, 2011, Ruyan, was unsuccessful in bringing suit against us due to procedural rules of the court. Subsequent thereto, on July 29, 2011, Ruyan filed a new lawsuit in which it named us, along with seven other sellers of electronic cigarettes, alleging patent infringement under federal law. The lawsuit is Ruyan Investment (Holdings) Limited vs. Vapor Corp. et. al.2:11 CV-06268- GAF-FFM and is pending in the United States District Court for the Central District of California. On September 23, 2011, we filed an answer and counterclaims against Ruyan in the lawsuit. A joint scheduling conference among the parties occurred on January 9, 2012. On February 6, 2012, the Court sent out its final Scheduling Order and established a trial date of June 25, 2013. On February 27, 2012, Ruyan served its Infringement Contentions against us claiming that our Fifty-One Trio model of electronic cigarette infringes their patent. Although we can give no assurance as to the outcome of this lawsuit or the counterclaims, we believe that the allegations against us in this lawsuit are without merit, and we intend to vigorously defend against the lawsuit and prosecute our counterclaims.

Ruyan’s lawsuit as well as any other third party lawsuits alleging our infringement of patents, trade secrets or other intellectual property rights could cause us to do one or more of the following:

•	stop selling products or using technology that contain the allegedly infringing intellectual property;

•	incur significant legal expenses;

•	pay substantial damages to the party whose intellectual property rights we may be found to be infringing;

•	redesign those products that contain the allegedly infringing intellectual property; or

•	attempt to obtain a license to the relevant intellectual property from third parties, which may not be available to us on reasonable terms or at all.

There is no assurance that third party lawsuits alleging our infringement of patents, trade secrets or other intellectual property rights could not have a material adverse effect on our business, results of operations and financial condition.

We may not be able to adequately protect our intellectual property rights in China or elsewhere, which could harm our business and competitive position.

We believe that patents, trademarks, trade secrets and other intellectual property we use and are developing are important to sustaining and growing our business. We utilize third party manufacturers to manufacture our products in China, where the validity, enforceability and scope of protection available under intellectual property laws are uncertain and still evolving. Implementation and enforcement of Chinese intellectual property-related laws have historically been deficient, ineffective and hampered by corruption and local protectionism. Accordingly, we may not be able to adequately protect our intellectual property in China, which could have a material adverse affect on our business, result of operations and financial condition. Furthermore, policing unauthorized use of our intellectual property in China and elsewhere is difficult and expensive, and we may need to resort to litigation to enforce or defend our intellectual property or to determine the enforceability, scope and validity of our proprietary rights or those of others. Such litigation and an adverse determination in any such litigation, if any, could result in substantial costs and diversion of resources and management attention, which could harm our business and competitive position.

Electronic cigarettes face intense media attention and public pressure.

Electronic cigarettes are new to the marketplace and since their introduction certain members of the media, politicians, government regulators and advocate groups, including independent medical physicians have called for an outright ban of all electronic cigarettes, pending regulatory review and a demonstration of safety. A partial or outright ban would have a material adverse effect on our business, results of operations and financial condition.

We rely on a limited number of key employees and may experience difficulty in attracting and hiring qualified new personnel in some areas of our business.

The loss of any of our key employees could adversely affect our business. As a member of the tobacco industry, we may experience difficulty in identifying and hiring qualified executives and other personnel in some areas of our business. This difficulty is primarily attributable to the health and social issues associated with the tobacco industry. The loss of services of any key employees or our inability to attract, hire and retain personnel with requisite skills could restrict our ability to develop new products, enhance existing products in a timely manner, sell products or manage our business effectively. These factors could have a material adverse effect on our business, results of operations and financial condition.

We may experience product liability claims in our business, which could adversely affect our business.

The tobacco industry in general has historically been subject to frequent product liability claims. As a result, we may experience product liability claims from the marketing and sale of electronic cigarettes. Any product liability claim brought against us, with or without merit, could result in:

•	liabilities that substantially exceed our product liability insurance, which we would then be required to pay from other sources, if available;

•	an increase of our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, or at all;

•	damage to our reputation and the reputation of our products, resulting in lower sales;

•	regulatory investigations that could require costly recalls or product modifications;

•	litigation costs; and

•	the diversion of management’s attention from managing our business.

Any one or more of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

If we experience product recalls, we may incur significant and unexpected costs and our business reputation could be adversely affected.

We may be exposed to product recalls and adverse public relations if our products are alleged to cause illness or injury, or if we are alleged to have violated governmental regulations. A product recall could result in substantial and unexpected expenditures that could exceed our product recall insurance coverage limits and harm to our reputation, which could have a material adverse effect on our business, results of operations and financial condition. In addition, a product recall may require significant management time and attention and may adversely impact on the value of our brands. Product recalls may lead to greater scrutiny by federal or state regulatory agencies and increased litigation, which could have a material adverse effect on our business, results of operations and financial condition.

Product exchanges, returns and warranty claims may adversely affect our business.

If we are unable to maintain an acceptable degree of quality control of our products we will incur costs associated with the exchange and return of our products as well as servicing our customers for warranty claims. Any of the foregoing on a significant scale may have a material adverse effect on our business, results of operations and financial condition.

Adverse economic conditions may adversely affect the demand for our products.

Electronic cigarettes are new to market and may be regarded by users as a novelty item and expendable as such demand for our products may be extra sensitive to economic conditions. When economic conditions are prosperous, discretionary spending typically increases; conversely, when economic conditions are unfavorable, discretionary spending often declines. Any significant decline in economic conditions that affects consumer spending could have a material adverse effect on our business, results of operations and financial condition.

Generating foreign sales will result in additional costs and expenses and may expose us to a variety of risks.

To date, we have not generated significant sales of our electronic cigarettes in foreign jurisdictions. In the first quarter of 2012, we began selling our electronic cigarettes in the country of Canada through a Canadian distributor. Generating sales of our products in Canada as well as other foreign jurisdictions will require us to incur additional costs and expenses. Furthermore, our entry into foreign jurisdictions may expose us to various risks, which differ in each jurisdiction, and any of such risks may have a material adverse effect on our business, financial condition and results of operations. Such risks include the degree of competition, fluctuations in currency exchange rates, difficulty and costs relating to compliance with different commercial, legal, regulatory and tax regimes and political and economic instability.

Our success is dependent upon our marketing efforts.

We have limited marketing experience in marketing electronic cigarettes and limited financial, personnel and other resources to undertake extensive marketing activities. If we are unable to generate significant market awareness for our products and our brands at the consumer level or unable to capitalize on significant marketing, advertising or promotional campaigns we undertake, our business, financial condition and results of operations could be adversely affected.

We rely, significantly, on the efforts of third party agents to generate sales of our products.

We rely, significantly, on the efforts of independent distributors to purchase and distribute our products to wholesalers and retailers. No single distributor currently accounts for a material percentage of our sales and we believe that should any of these relationships terminate we would be able to find suitable replacements and do so on a timely basis. However, any loss of distributors or our ability to timely replace any given distributor could have a material adverse effect on our business, financial condition and results of operations.

We rely, in part, on the efforts of independent salespersons who sell our products to distributors and major retailers and Internet sales affiliates to generate sales of products. No single independent salesperson or Internet affiliate currently accounts for a material percentage of our sales and we believe that should any of these relationships terminate we would be able to find suitable replacements and do so on a timely basis. However, any loss of independent sales persons or Internet sales affiliates or our ability to timely replace any one of them could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to establish sustainable relationships with large retailers or national chains.

We believe the best way to develop brand and product recognition and increase sales volume is to establish relationships with large retailers and national chains. We recently established a relationship with one of the U.S.’s leading drugstore chains and in connection therewith we have agreed to pay slotting fees based on the number of stores our products will be carried in. We may not be able to sustain this relationship or establish other relationships with large retailers or national chains or, even if we do so, sustain such other relationships. Our inability to develop and sustain relationships with large retailers and national chains will impede our ability to develop brand and product recognition and increase sales volume and, ultimately, require us to pursue and rely on local and more fragmented sales channels, which will have a material adverse effect on our business, results of operations and financial condition.

We may not be able to adapt to trends in our industry.

We may not be able to adapt as the electronic cigarette industry and customer demand evolves, whether attributable to regulatory constraints or requirements, a lack of financial resources or our failure to respond in a timely and/or effective manner to new technologies, customer preferences, changing market conditions or new developments in our industry. Any of the failures to adapt for the reasons cited herein or otherwise could make our products obsolete and would have a material adverse effect on our business, financial condition and results of operations.

We depend on third party suppliers and manufacturers for our products.

We depend on third party suppliers and manufacturers for our electronic cigarettes, which includes, but is not limited to, our electrical components, technology, flavorings and essences. Our customers associate certain characteristics of our products including the weight, feel, draw, flavor, packaging and other unique attributes of our products to the brands we market, distribute and sell. Any interruption in supply and/or consistency of our products may adversely impact our ability to deliver our products to our wholesalers, distributors and customers and otherwise harm our relationships and reputation with customers, and have a materially adverse affect on our business, results of operations and financial condition.

Although we believe that several alternative sources for the components, chemical constituents and manufacturing services necessary for the production of our products are available, any failure to obtain any of the foregoing would have a material adverse effect on our business, results of operations and financial condition.

We rely on Chinese manufacturers to produce our products.

Our manufacturers are based in China. Certain Chinese factories and the products they export have recently been the source of safety concerns and recalls, which is generally attributed to lax regulatory, quality control and safety standards. Should Chinese factories continue to draw public criticism for exporting unsafe products, whether those products relate to our products or not we may be adversely affected by the stigma associated with Chinese production, which could have a material adverse effect on our business, results of operations and financial condition.

We may be unable to promote and maintain our brands.

We believe that establishing and maintaining the brand identities of our products is a critical aspect of attracting and expanding a large customer base. Promotion and enhancement of our brands will depend largely on our success in continuing to provide high quality products. If our customers and end users do not perceive our products to be of high quality, or if we introduce new products or enter into new business ventures that are not favorably received by our customers and end users, we will risk diluting our brand identities and decreasing their attractiveness to existing and potential customers.

Moreover, in order to attract and retain customers and to promote and maintain our brand equity in response to competitive pressures, we may have to increase substantially our financial commitment to creating and maintaining a distinct brand loyalty among our customers. If we incur significant expenses in an attempt to promote and maintain our brands, our business, results of operations and financial condition could be adversely affected.

We expect that new products and/or brands we develop will expose us to risks that may be difficult to identify until such products and/or brands are commercially available.

We are currently developing, and in the future will continue to develop, new products and brands, the risks of which will be difficult to ascertain until these products and/or brands are commercially available. For example, we are developing new formulations, packaging and distribution channels. Any negative events or results that may arise as we develop new products or brands may adversely affect our business, financial condition and results of operations.

If we are unable to manage our anticipated future growth, our business and results of operations could suffer materially.

Our business has grown rapidly during our limited operating history. Our future operating results depend to a large extent on our ability to successfully manage our anticipated growth. To manage our anticipated growth, we believe we must effectively, among other things:

•	hire, train, and manage additional employees;

•	expand our marketing and distribution capabilities;

•	increase our product development activities;

•	add additional qualified finance and accounting personnel; and

•	implement and improve our administrative, financial and operational systems, procedures and controls.

We are increasing our investment in marketing and distribution channels and other functions to grow our business. We are likely to incur the costs associated with these increased investments earlier than some of the anticipated benefits and the return on these investments, if any, may be lower, may develop more slowly than we expect or may not materialize.

If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities or develop new products, and we may fail to satisfy product requirements, maintain product quality, execute our business plan or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

We face competition from foreign importers who do not comply with government regulation.

We face competition from foreign sellers of electronic cigarettes who may illegally ship their products into the United States for direct delivery to customers. These market participants will not have the added cost and expense of complying with U.S. regulations and taxes and as a result will be able to offer their product at a more competitive price than us and potentially capture market share. Moreover, should we be unable to sell certain of our products during any regulatory approval process we have no assurances that we will be able to recapture those customers that we lost to our foreign domiciled competitors during any “blackout” periods, during which we are not permitted to sell our products. This competitive disadvantage may have a material adverse effect on our business, results of operations and our financial condition.

Internet security poses a risk to our e-commerce sales.

At present we generate a portion of our sales through e-commerce sales on our website. We manage our websites and e-commerce platform internally and as a result any compromise of our security or misappropriation of proprietary information could have a material adverse effect on our business, financial condition and results of operations. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as credit and other proprietary information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the technology used by us to protect client transaction data. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause material interruptions in our operations. We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. To the extent that our activities or the activities of others involve the storage and transmission of proprietary information, security breaches could damage our reputation and expose us to a risk of loss and/or litigation. Our security measures may not prevent security breaches. Our failure to prevent these security breaches may result in consumer distrust and may adversely affect our business, results of operations and financial condition.

Our results of operations could be adversely affected by currency exchange rates and currency devaluations.

Our functional currency is the U.S. dollar; substantially all of our purchases and sales are currently generated in U.S. dollars. However, our manufacturers and suppliers are located in China. The Chinese currency, the renminbi, has appreciated significantly against the U.S. dollar in recent years. Fluctuations in exchange rates between our respective currencies could result in higher production and supply costs to us which would have a material adverse effect on our results of operations if we are not willing or able to pass those costs on to our customers.

Risks Related to Government Regulation

Changes in laws, regulations and other requirements could adversely affect our business, results of operations or financial condition.

In addition to the anticipated regulation of our business by the FDA, our business, results of operations or financial condition could be adversely affected by new or future legal requirements imposed by legislative or regulatory initiatives, including, but not limited to, those relating to health care, public health and welfare and environmental matters. For example, in recent years, states and many local and municipal governments and agencies, as well as private businesses, have adopted legislation, regulations or policies which prohibit, restrict, or discourage smoking; smoking in public buildings and facilities, stores, restaurants and bars; and smoking on airline flights and in the workplace. Furthermore, some states prohibit and others are considering prohibiting the sales of electronic cigarettes to minors. Other similar laws and regulations are currently under consideration and may be enacted by state and local governments in the future. At present, it is not clear if electronic cigarettes, which omit no smoke or noxious odors, are subject to such restrictions. If electronic cigarettes are subject to restrictions on smoking in public and other places, our business, operating results and financial condition could be materially and adversely affected. New legislation or regulations may result in increased costs directly for our compliance or indirectly to the extent such requirements increase the prices of goods and services because of increased costs or reduced availability. We cannot predict whether such legislative or regulatory initiatives will result in significant changes to existing laws and regulations and/or whether any changes in such laws or regulations will have a material adverse affect on our business, results of operations or financial condition.

Restrictions on the public use of electronic cigarettes may reduce the attractiveness and demand for our electronic cigarettes.

Because electronic cigarettes emit no smoke or smell, they can be used in places where the use of traditional tobacco burning cigarettes is prohibited. Should city, state or federal regulators, municipalities, local governments and private industry likewise restrict the use of electronic cigarettes from use in those same places where cigarettes can not be smoked, our customers may reduce or otherwise cease using our products, which would have a material adverse effect on our business, results of operations and financial condition.

Limitation by states on sales of electronic cigarettes may have a material adverse effect on our ability to sell our products.

On February 15, 2010, in response to a civil investigative demand from the Office of the Attorney General of the State of Maine, we voluntarily executed an assurance of discontinuance with the State of Maine, which prohibits us from selling electronic cigarettes in the State of Maine until such time as we obtain a retail tobacco license in the state. While suspending sales to residents of Maine is not material to our operations, other electronic cigarette companies have entered into similar agreements with other states, such as the State of Oregon. If one or more states from which we generate or anticipate generating significant sales bring actions to prevent us from selling our products unless we obtain certain licenses, approvals or permits and if we are not able to obtain the necessary licenses, approvals or permits for financial reasons or otherwise and/or any such license, approval or permit is determined to be overly burdensome to us then we may be required to cease sales and distribution of our products to those states, which would have a material adverse effect on our business, results of operations and financial condition.

The FDA has issued an import alert which has limited our ability to import certain of our products.

As a result of FDA import alert 66-41 (which allows the detention of unapproved drugs promoted in the U.S.), U.S. Customs has from time to time temporarily and in some instances indefinitely detained products sent to us by our Chinese suppliers. If the FDA modifies the import alert from its current form which allows U.S. Customs discretion to release our products to us, to a mandatory and definitive hold we will no longer be able to ensure a supply of saleable product, which will have material adverse effect on our business, results of operations and financial condition. We believe this FDA import alert will become less relevant to us as and when the FDA regulates electronic cigarettes under the Tobacco Control Act.

The application of the Prevent All Cigarette Trafficking Act and/or the Federal Cigarette Labeling and Advertising Act to electronic cigarettes would have a material adverse affect on our business.

At present, neither the Prevent All Cigarette Trafficking Act (which prohibits the use of the U.S. Postal Service to mail most tobacco products and which amends the Jenkins Act, which would require individuals and businesses that make interstate sales of cigarettes or smokeless tobacco to comply with state tax laws) nor the Federal Cigarette Labeling and Advertising Act (which governs how cigarettes can be advertised and marketed) apply to electronic cigarettes. The application of either or both of these federal laws to electronic cigarettes could result in additional expenses, could prohibit us from selling products through the internet and require us to change our advertising and labeling and method of marketing our products, any of which would have a material adverse effect on our business, results of operations and financial condition.

We may face the same governmental actions aimed at conventional cigarettes and other tobacco products.

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

If electronic cigarettes are subject to one or more significant regulatory initiates enacted under the FCTC, our business, results of operations and financial condition could be materially and adversely affected.

Risks Related to Our Common Stock

Our common stock has historically been thinly traded and you may be unable to sell at or near ask prices or at all if you desire to liquidate your shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained.

Our common stock is currently quoted on the OTC Bulletin Board, where it has historically been sporadically or “thinly-traded”, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to he risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.

The market price of our common stock has been and may continue to be volatile.

The market price of our common stock has been volatile, and fluctuates widely in price in response to various factors, which are beyond our control. The price of our common stock is not necessarily indicative of our operating performance or long-term business prospects. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. Factors such as the following could cause the market price of our common stock to fluctuate substantially:

•	the introduction of new products by our competitors;

•	government regulation of our industry;

•	our quarterly operating and financial results;

•	conditions in the electronic cigarette and tobacco industries;

•	developments concerning proprietary rights; or

•	litigation or public concern about the safety of our products.

The stock market in general has recently experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Price volatility may be worse if the trading volume of our common stock is low.

Volatility in our common stock price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities to us and could divert our management’s attention and resources from managing our operations and business.

Future sales of our common stock may depress our stock price.

Existing shareholders beneficially hold 60,185,344 shares of our common stock, of which 41,871,088 shares are eligible for sale in the public market, which, if any significant number of shares sold, could have a depressive effect on the market price of our stock. The remaining shares are eligible to be offered from time to time in the open market pursuant to Rule 144 of the Securities Act, and any such sale of these shares may have a depressive effect as well. We are unable to predict the effect, if any, that the sale of shares, or the availability of shares for future sale, will have on the market price of the shares prevailing from time to time. Sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could depress prevailing market prices for the shares. Such sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price, which we deem appropriate.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential investors could lose confidence in our financial reporting, which could harm our business and have an adverse effect on our stock price.

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission (“SEC), including periodic reports, disclosures and more complex accounting rules. As directed by Section 404 of Sarbanes-Oxley, the SEC adopted rules requiring public companies to include a report of management on a company’s internal control over financial reporting in their Annual Report on Form 10-K. Based on current rules, we are required to report under Section 404(a) of Sarbanes-Oxley regarding the effectiveness of our internal control over financial reporting. During the fourth quarter of 2011, we remediated our previously disclosed material weaknesses in our internal control over financial reporting and disclosure controls as of December 31, 2010 and March 31, 2011 and that persisted during 2011 until remediation. If we determine that we have other material weaknesses, it may be necessary to make further restatements of our consolidated financial statements and investors will not be able to rely on the completeness and accuracy of the financial information contained in our filings with the SEC and this could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities or stockholder litigation.

Our board of directors could issue “blank check” preferred stock without stockholder approval with the effect of diluting existing stockholders and impairing their voting rights, and provisions in our charter documents and under Nevada corporate law could discourage a takeover that stockholders may consider favorable.

Our articles of incorporation authorize the issuance of up to 1,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. Our board of directors is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our company.

As a Nevada corporation, we are also subject to provisions of Nevada corporate law, which prohibit an acquirer, under certain circumstances, from voting shares of a target corporation’s stock after crossing certain threshold ownership percentages, unless the acquirer obtains the approval of the target corporation’s stockholders.

Any aspect of the foregoing, along or together, could delay or prevent unsolicited takeovers and changes in control or changes in our management.

The former stockholders of our operating subsidiary Smoke Anywhere USA, Inc. are our largest stockholders and, as such, they can exert significant influence over us and make decisions that are not in the best interests of all stockholders.

The thirteen former stockholders of our operating subsidiary Smoke Anywhere USA, Inc., some of whom currently serve as members of the board of directors of Smoke Anywhere USA, Inc., beneficially own in excess of 50% of our outstanding shares of common stock. As a result, these stockholders are be able to assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our outstanding shares of common stock could have the effect of delaying or preventing a change in control, or otherwise discouraging or preventing a potential acquirer from attempting to obtain control. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of the owners of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider.

We do not anticipate paying cash dividends for the foreseeable future, and therefore investors should not buy our stock if they wish to receive cash dividends.

We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Item 2.	Properties.

We lease approximately 13,323 square feet of office and warehouse facilities located at 3001 and 3091 Griffin Road, Dania Beach Florida, under a twenty-four month lease agreement that expires on April 30, 2013, and provides, subject to our exercise, three successive one-year renewal options. The lease provides for annual rental payments of $144,000 (including 45 days of total rent abatement) during the initial twenty-four month term and annual rental payments of $151,200, $158,760 and $174,636 during each of the three one-year renewal options. The lease requires us to pay all applicable state and municipal sales tax as well as all operating expenses relating to the premises.

Item 3.	Legal Proceedings.

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of December 31, 2011 other than the following matters.

On May 15, 2011, the Company became aware that Ruyan Investment (Holdings) Limited (“Ruyan”) had named the Company, along with three other sellers of electronic cigarettes in a lawsuit alleging patent infringement under federal law. In that lawsuit, which was initially filed on January 12, 2011, Ruyan was unsuccessful in bringing suit against the Company due to procedural rules of the court. Subsequent thereto, on July 29, 2011, Ruyan filed a new lawsuit in which it named the Company, along with seven other sellers of electronic cigarettes, alleging patent infringement under federal law. The lawsuit is Ruyan Investment (Holdings) Limited vs. Vapor Corp. et. al.2:11 CV-06268- GAF-FFM and is pending in the United States District Court for the Central District of California. On September 23, 2011, the Company filed an answer and counterclaims against Ruyan in the lawsuit. A joint scheduling conference among the parties occurred on January 9, 2012. On February 6, 2012, the Court sent out its final Scheduling Order and established a trial date of June 25, 2013. On February 27, 2012, Ruyan served its Infringement Contentions against the Company claiming that the Company’s Fifty-One Trio model of electronic cigarette infringes their patent. Although the Company can give no assurance as to the outcome of this lawsuit or the counterclaims, the Company believes that the allegations against it in this lawsuit are without merit, and the Company intends to vigorously defend against the lawsuit and prosecute its counterclaims.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are currently quoted on the OTC Bulletin Board under the symbol VPCO.OB. The following table sets forth the high and low closing bid prices of our common stock for the quarterly periods for the years ended December 31, 2011 and 2010. These bid prices represent prices quoted by broker-dealers on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

	September 30,	September 30,	September 30,	September 30,
	Fiscal 2011		Fiscal 2010
	High	Low	High	Low
First Quarter	$0.60	$0.30	$0.90	$0.14
Second Quarter	$0.48	$0.30	$0.49	$0.14
Third Quarter	$0.20	$0.40	$0.40	$0.15
Fourth Quarter	$0.05	$0.30	$0.60	$0.20

Holders

As of March 26, 2012, there were 3,322 shareholders of record. However, we believe that there are significantly more beneficial holders of our common stock as many beneficial holders hold their stock in “street” name.

Dividends

We did not pay any cash dividends on our common stock during 2011 or 2010 and have no intention of doing so in the foreseeable future. We intend to retain any earnings for use in our operations and the expansion of our business. Any future determination to declare and pay cash dividends will be made at the discretion of our board of directors, subject to applicable laws and will depend on our financial condition, results of operations, liquidity, capital requirements, general business conditions, any contractual restriction on the payment of dividends and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

Reference is made to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance under Equity Compensation Plans” for the information required by this item.

Forward-Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this report regarding our future strategy, future operations, projected financial position, estimated future revenue, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Important risks that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and in our subsequent filings with the SEC. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference may be significant and materially adverse to our stockholders.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Overview

The Company designs, markets, and distributes electronic cigarettes and accessories, under the Fifty-One®, Krave®, VaporX®, EZ Smoker®, Green Puffer®, Americig®, Fumré™, Hookah Stix™ and Smoke Star® brands. “Electronic cigarettes” or “e-cigarettes,” are battery-powered products that enable users to inhale nicotine vapor without smoke, tar, ash, or carbon monoxide. Electronic cigarettes look like traditional cigarettes and, regardless of their construction, are comprised of three functional components: (i) a mouthpiece, which is a small plastic cartridge that contains a liquid nicotine solution; (ii) a heating element that vaporizes the liquid nicotine so that it can be inhaled; and (iii) the electronics, which include: a lithium-ion battery, an airflow sensor, a microchip controller and an LED, which illuminates to indicate use.

The Company participates directly in the highly competitive and fragmented e-cigarette market, but also faces competition from tobacco companies. Electronic cigarettes are relatively new products and the Company is continually working to introduce its products and brands to customers. The Company believes increased investment in marketing and advertising programs is critical to increasing product and brand awareness and that sales of its innovative and differentiated products are enhanced by knowledgeable salespersons who can convey the value and benefits electronic cigarettes have to offer over traditional tobacco burning cigarettes.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of net revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities, share based payment arrangements, deferred taxes and related valuation allowances. Certain of our estimates could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and records adjustments when necessary.

Revenue Recognition

Net sales consist primarily of revenue from the sale of electronic cigarettes, replacement cartridges, components for electronic cigarettes and related accessories. We recognize revenue from product sales when the persuasive evidence of an arrangement exists, selling price has been fixed and determined, delivery has occurred and collectability is reasonably assured. Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Retail items sold to customers are made pursuant to sales contracts that generally provide for transfer of both title and risk of loss upon our delivery to the carrier. Customer allowances and product returns, which reduce product revenue by our best estimate of these expected allowances and product returns, are estimated using historical experience. Revenue from product sales and services rendered is recorded net of sales taxes.

Stock-Based Compensation

We account for stock-based compensation under Accounting Standard Codification Topic (“ASC”) 718, “Compensation-Stock Compensation” (“ASC 718”). These standards define a fair value based method of accounting for stock-based compensation. In accordance with ASC 718, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes-Merton valuation model, whereby compensation cost is the estimated fair value of the award as determined by the valuation model at the grant date or other measurement date. The resulting amount is charged to expense on the straight-line basis over the period in which we expect to receive the benefit, which is generally the vesting period.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits as a component of general and administrative expenses. Our consolidated federal tax return and any state tax returns are not currently under examination.

The Company is currently subject to federal tax liens for failure to timely pay federal corporate taxes for the year ended December 31, 2009. The tax liens, including interest and penalties amount to $281,236. The Company has paid $248,602 during the first quarter of 2012 and expects to pay the balance owing and resolve the liens before the end of the second quarter of 2012.

Other Contingencies

In the ordinary course of business, we are involved in legal proceedings regarding contractual and employment relationships, product liability claims, trademark rights, and a variety of other matters. We record contingent liabilities resulting from claims against us, including related legal costs, when a loss is assessed to be probable and the amount of the loss is reasonably estimable. Assessing probability of loss and estimating probable losses requires analysis of multiple factors, including, in some cases, judgments about the potential actions of third party claimants and courts. Recorded contingent liabilities are based on the best information available and actual losses in any future period are inherently uncertain. If future adjustments to estimated probable future losses or actual losses exceed our recorded liability for such claims, we would record additional charges as other (income) expense, net during the period in which the actual loss or change in estimate occurred. In addition to contingent liabilities recorded for probable losses, we disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will materially exceed the recorded liability. Currently, we do not believe that any of our pending legal proceedings or claims will have a material impact on our financial position or results of operations.

Results of Operations for the Years Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net Sales for the years ended December 31, 2011 and 2010 were $15,982,097 and $10,917,101, respectively, an increase of $5,064,996 or approximately 46.4%. Factors that contributed positively to this increase related to greater consumer demand through direct sales efforts for our new and existing electronic cigarette products, an increase in repeat orders from our distributors and wholesale customers, residual orders for replacement cartridges from our existing customer base and greater consumer awareness of our products directly related to our advertising and sales efforts. We increased advertising for the period as discussed below.

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

Cost of goods sold for the years ended December 31, 2011 and 2010 were $6,732,335 and $6,058,297, respectively, an increase of $674,038, or 11.1%. The increase related to the increased sales. However, our gross margins improved from 44.5% to 57.9% due to a change in the product mix to higher direct to consumer sales during the period, which have higher gross margins than the sales to distributors and wholesale customers. In addition, the increase in purchases has also resulted in lower average cost per unit because we can provide more consistent purchases from our suppliers and have consolidated our product acquisitions with fewer suppliers.

Selling, general and administrative expenses for the years ended December 31, 2011 and 2010 were $4,157,638 and $3,733,984, an increase of $423,654 or 11.3%. The increase is primarily attributable to increases in salaries and related benefits of $513,356 due to increased personnel; occupancy costs of $112,857 due to the Company moving to a new facility and an increase in infrastructure costs; variable selling expenses of $658,453 due to increase in sales volumes; professional and consulting fees $98,731 related to the restated financial statements and legal matters; net of a decrease in stock based compensation expense of $852,244 due to the timing of stock options vesting.

Advertising expense for the years ended December 31, 2011 and 2010 were $3,961,946 and $2,126,044, respectively, an increase of $1,835,902 or 86.4%. We initiated various advertising campaigns direct to consumers during 2011, which increased sales.

Income tax expense for the year ended December 31, 2011 and 2010 was $416,840 and $1,000, respectively. The increase in income tax expense was attributable to the increase in net income.

Net income was $713,338 for the year ended December 31, 2011 compared to a net loss of $1,002,224 for the year ended December 31, 2010 as a result of the items discussed above.

Liquidity and Capital Resources

We are not aware of any factors that are reasonably likely to adversely affect liquidity trends, other than those factors summarized under “Item 1A. Risk Factors.” We are not involved in any hedging activities and had no forward exchange contracts outstanding at December 31, 2011. In the ordinary course of business we enter into purchase commitments by issuing purchase orders, which may or may not requires vendor deposits. These transactions are recognized in our consolidated financial statements in accordance with GAAP.

Working Capital — At December 31, 2011, we had working capital of $1,347,846 compared to $624,539 at December 31, 2010, an increase of $723,307. Our cash provided by operating activities was $323,217 for the year ended December 31, 2011, which compared favorably to cash provided by operating activities of $64,893 during the year ended December 31, 2010. The Company funded operations through internal growth and increased sales. The changes in cash provided by operating activities for the respective reporting periods included increases in due from merchant credit card processors, accounts receivable, prepaid expenses, inventories, and deferred tax assets net of increases in accounts payable, accrued expenses, customer deposits and income taxes payable. These increases resulted from funding our growth by internal sources. Our net cash used in investing activities was $32,467 for the year ended December 31, 2011 for purchases of property and equipment.

Purchase Commitments — In the ordinary course of our business, we enter in purchase orders for finished goods, which may or may not require vendor deposits and may or may not be cancellable by either party. At December 31, 2011 and 2010, we have vendor deposits of $497,455 and $0, respectively, and vendor deposits are included as a component of prepaid expenses on the consolidated balance sheet. At December 31, 2011 and 2010, we do not have any material financial guarantees or other contractual commitments that are reasonably likely to have an adverse effect on liquidity.

Although we can provide no assurances, we believe that our cash on hand and anticipated cash flow from operations will provide sufficient liquidity and capital resources for our anticipated working capital and capital expenditure requirements to fund the anticipated growth of our business for at least the next twelve months. However, we may need to raise capital in the form of equity or debt financing to fund the anticipated growth of our business. There are no assurances that we will be able to raise capital, if needed, on terms acceptable to us or at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

We do not consider our business to be seasonal.

Commitments and Contingencies

We are subject to the legal proceedings described in “Item 3. Legal Proceedings” of this report. We believe that any ultimate liability resulting from such legal proceedings will not have a material adverse effect on our business, results of operations or financial condition.

Inflation and Changing Prices

Neither inflation nor changing prices for the years ended December 31, 2011 and 2010 had a material impact on our operations.

Recent Accounting Policies

The Financial Accounting Standards Board, the Emerging Issues Task Force and the SEC have issued certain accounting standards updates and regulations as of December 31, 2011 that will become effective in subsequent periods; however, management of the Company does not believe that any of those standards, updates or regulations would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2011 or 2010, and it does not believe that any of them will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

Item 8.	Financial Statements and Supplemental Data

The information required by this Item 8 is incorporated by reference herein from Item 15, Part IV, of this Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

As has been previously reported, on July 29, 2011, we dismissed Paritz & Company, P.A (“Paritz”) as our independent registered public accounting firm. The decision to dismiss Paritz was recommended and approved by our board of directors. Paritz audited our consolidated financial statements for the fiscal years ended December 31, 2010 and 2009.

Paritz’s reports on our audited consolidated financial statements as of and for the fiscal years ended December 31, 2010 and 2009 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended December 31, 2010 and 2009 and through Paritz’s dismissal on July 29, 2011, there were (1) no disagreements with Paritz on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Paritz, would have caused Paritz to make reference to the subject matter of the disagreements in connection with its reports and (2) no reportable events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

As has been previously reported, on July 29, 2011, our board of directors engaged Marcum LLP (“Marcum”) as our new independent registered public accounting firm for the fiscal year ending December 31, 2011. During the fiscal years ended December 31, 2010 and 2009, and through Marcum’s engagement on July 29, 2011, we did not consult with Marcum regarding (i) the application of accounting principles to any specified transaction, either completed or proposed or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Marcum concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to such item) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer (who serves as principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2011. Based on this evaluation, the chief executive officer and the chief financial officer have concluded that, as of that date, disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were effective.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control system is a process designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets, provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and the directors, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, and concluded that our internal controls over financial reporting were effective as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

During the third and fourth quarters of 2011, we retained an independent financial consultant to advise us on the organization and composition of the finance and accounting department. In addition, during the third and fourth quarters of 2011 we engaged the services of a nationally recognized certified public accounting firm to assist us with our assessment of internal controls, to implement control policies and procedures and to provide additional guidance with our remediation efforts. We also established a formal review process of significant reportable transactions that includes the participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel. As a result of the aforementioned process and procedure implementations and positive results, as of December 31, 2011, we remediated the previously reported weakness in our internal control over financial reporting related to accounting for stock-based compensation expense for employee and non-employee stock options in accordance with ASC 718, properly calculating the weighted average number of common shares outstanding, and properly valuing our deferred tax assets.

Changes in Internal Control Over Financial Reporting

Other than changes in our internal control over financial reporting to remediate the material weaknesses cited above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The names of our director(s) and certain information about them, as of December 31, 2011, are set forth below:

Name of Director	Age	Position with Company	Director since
Kevin Frija	40	Director	June 9, 2009

Executive Officers

The names of our executive officer(s) and certain information about them, as of December 31, 2011, are set forth below:

Name of Officer	Age	Position with Company	Officer since
Kevin Frija	40	Chief Executive Officer and Chief Financial Officer	November 5, 2009

Kevin Frija

Mr. Kevin Frija is the Company’s CEO, CFO and Chairman of the Board of Directors, Mr. Frija is the Company’s sole executive officer and director and has been such, since June 9, 2009. Mr. Frija has over 20 years of experience, particularly in the areas of sourcing, manufacturing, supply chain management, marketing, advertising, and licensing. Prior to Mr. Frija 's involvement in the Company, Mr. Frija operated In Gear Fashions, Inc.(“Ingear”), a swim and resort wear company based in Miami, Florida. Mr. Frija, currently and on a limited basis assists Ingear in a managerial capacity.

Board Committees

The Board does not have a standing Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee. Since the Board is comprised solely of our Chief Executive Officer, we do not have any independent board members or an independent board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our directors and executive officers, and persons who own more than 10 percent of our common stock, to file with the Securities and Exchange Commission (“SEC”) initial statements of beneficial ownership of common stock and statements of changes in beneficial ownership of common stock. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish us with all Section 16 reports they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and representations that no other reports were required, we believe that all Section 16 filing requirements applicable to our officers, directors and 10 percent beneficial owners were complied with during the year ended December 31, 2011, except that Mr. Frija, our Chief Executive Officer, filed his initial statement of beneficial ownership on Form 3 for 2009 in February 2012 and a statement of changes in beneficial ownership on Form 4 for transactions in 2009, 2010 and 2011 in February 2012.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

2011 SUMMARY COMPENSATION TABLE

The following table provides certain summary information concerning the compensation of our sole executive officer, who served as our Chief Executive Officer and Chief Financial Officer (our “named executive officer”) for the last two completed fiscal years ended December 31, 2011:

	Sept	Sept	Sept	Sept	Sept	Sept	Sept	Sept	Sept
Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Kevin Frija	2011	72,000	—	—	—	—	—	—	72,000
Chief Executive Officer and Chief Financial Officer	2010	72,000	26,000	—	—	—	—	—	98,000

Arrangements with Named Executive Officer and Recently Appointed Chief Financial Officer

Effective October 1, 2009, we entered into an employment agreement with Mr. Frija to serve as our Chief Executive and sole director. The agreement provided for the payment of $72,000 in annual base salary, a one time bonus of $48,000 payable ratably over a 12 month period and an award of stock options to purchase up to 900,000 shares of our common stock, which vested monthly on a pro-rata basis over 12 months, and are exercisable at $0.45 per share. The agreement expired on September 10, 2010 and we have continued to employ Mr. Frija as our Chief Executive Officer on an at-will basis. Mr. Frija also served as our Chief Financial Officer from October 1, 2009 until February 29, 2012. As has been previously reported in a Current Report on form 8-K, effective February 29, 2012, Mr. Frija resigned as our Chief Financial Officer as a result of our appointment of Harlan Press as our Chief Financial Officer as described below.

As has been previously reported in a Current Report on Form 8-K, on February 27, 2012, we entered into a new employment agreement with Mr. Frija pursuant to which Mr. Frija will continue being employed as our Chief Executive Officer and also be employed as our President for a term that shall begin on January 1, 2012, and, unless sooner terminated as provided therein, shall end on December 31, 2014; provided that such term of employment shall automatically extend for successive one-year periods unless either party gives at least six months’ advance written notice of its intention not to extend the term of employment. Mr. Frija will receive a base salary of $144,000, increasing to $150,000 and $159,000, respectively, for the second and third years of the Agreement. We have agreed to pay Mr. Frija a one-time cash retention bonus in the amount of $10,500 on or before June 30, 2012. Mr. Frija shall be eligible to participate in our annual performance based bonus program, as the same may be established from time to time by our Board of Directors in consultation with Mr. Frija for our executive officers. In addition, we may terminate Mr. Frija’s employment at any time, with or without cause (as defined in the employment agreement), and Mr. Frija may terminate his employment with us without or for good reason (as defined in the employment agreement), provided that termination by either party is subject to advance written notice and, in most instances, the satisfaction of other conditions. Under the employment agreement, in the event Mr. Frija’s employment is terminated by us without cause or by Mr. Frija for good reason, Mr. Frija will be entitled to receive severance benefits equal to three months of his base salary for each year of service. Mr. Frija’s employment agreement also contains term and post-termination non-solicitation, confidentiality and non-competition covenants.

As noted above and as has been previously reported, effective February 29, 2012, Mr. Harlan Press was appointed as our Chief Financial Officer in connection with his entry into an employment agreement with us, the terms and conditions of which are summarized below.

On February 27, 2012, we entered into the aforesaid employment agreement with Mr. Press pursuant to which Mr. Press will be employed as our Chief Financial Officer for a term that shall begin on February 29, 2012, and, unless sooner terminated as provided therein, shall end on February 28, 2015; provided that such term of employment shall automatically extend for successive one-year periods unless either party gives at least six months’ advance written notice of its intention not to extend the term of employment. Mr. Press will receive a base salary of $175,000, increasing to $181,000 and $190,000, respectively, for the second and third years of the employment agreement. Mr. Press shall be eligible to participate in our annual performance based bonus program, as the same may be established from time to time by our Board of Directors in consultation with Mr. Press for our executive officers.

In addition, we may terminate Mr. Press’ employment at any time, with or without cause (as defined in the employment agreement), and Mr. Press may terminate his employment with us without or for good reason (as defined in the employment agreement), provided that termination by either party is subject to advance written notice and, in most instances, the satisfaction of other conditions. Under the employment agreement, in the event Mr. Press’ employment is terminated by us without cause or by Mr. Press for good reason, Mr. Press will be entitled to receive severance benefits equal to three months of his base salary for each year of service. In addition, Mr. Press will receive a 10-year option to purchase 200,000 shares of our common stock at an exercise price of $0.20, vesting monthly at the rate of 5,555.6 per month. Mr. Press’ employment agreement also contains term and post-termination non-solicitation, confidentiality and non-competition covenants.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information with respect to outstanding stock option awards for shares of our common stock classified as exercisable and unexercisable as of December 31, 2011 for the named executive officer. There were no outstanding stock awards as of December 31, 2011 for the named executive officer.

	September 30,		September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Kevin Frija	900,000	(1)	—	—	0.45	10/01/15	—	—	—	—

(1)	The option was granted on October 1, 2009. The option is fully vested and exercisable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2011 with respect to our Equity Incentive Plan, which was duly adopted by our stockholders on November 24, 2009. There are 40,000,000 shares of our common stock reserved for issuance under our Equity Incentive Plan.

	September 30,	September 30,	September 30,
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	636,000	$0.375	39,364,000
Equity compensation plans not approved by security holders	4,500,000	$0.45	—

Total	5,136,000	$0.441	39,364,000

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 26, 2012 by:

•	each person whom we know beneficially owns more than 5% of our common stock;

•	our sole named executive officer and director; and

•	all of our executive officers and directors as a group.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC.

The percentage of common stock beneficially owned by each person before the offering is based on 65,014,455 shares of common stock outstanding as of March 26, 2012. Shares of common stock that may be acquired within 60 days following March 26, 2012 pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such holder but are not deemed to be outstanding for computing the percentage ownership of any other person shown in the table. Unless otherwise indicated and subject to community property laws where applicable, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Unless otherwise indicated, the address for each person is our address at 3001 Griffin Road, Dania Beach, Florida 33312.

	September 30,	September 30,
Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned

5% Stockholders:
Doron Ziv(1)	7,545,120	11.61%
Jeffrey Holman (1)	6,105,548	9.39%
Tamar Galazan	5,353,750	8.23%
Adam Frija (2)	5,064,720	7.79%
Isaac Galazan(1)	4,731,509	7.28%

Named Executive Officer and Director:
Kevin Frija (3)	5,207,000	8.00%
Harlan Press (4)	11,111	0.02%

All executive officers and directors as a group (2 persons)	5,218,111	8.02%

(1)	Includes 600,000 shares issuable upon exercise of currently exercisable stock options. The named person serves as a director of our operating subsidiary Smoke Anywhere USA, Inc.

(2)

Includes 600,000 shares issuable upon exercise of currently exercisable stock options. The named person serves as our director of licensing and business development and is the brother of Mr. Kevin Frija, our chief executive officer, president and sole director.

(3)	Includes 900,000 shares issuable upon exercise of currently exercisable stock options.

(4)	Includes 11,111 shares issuable upon exercise of currently exercisable options. The named person became chief financial officer effective February 29, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Other than employment agreements with our Chief Executive Officer and our recently appointed Chief Financial Officer described above under “Item 11. Executive Compensation—Arrangements with Named Executive Officer and Recently Appointed Chief Financial Officer”, the following is a description of transactions since January 1, 2010, to which we have been a party in which:

•	the amounts involved exceeded or will exceed $120,000; and

•

our sole director and executive officers or holders of more than 5% of our common stock, or any member of the immediate family of the foregoing person or entities affiliated with them, had or will have a direct or indirect material interest.

We utilized the services of an entity that is owned 50% by our President and Chief Executive Officer. The entity performed fulfillment services and leasing of warehouse space to us prior to our move to new facilities in the second quarter of 2011. Amounts paid to this entity for the years ended December 31, 2011 and 2010 were $105,000 and $239,680, respectively.

Mr. Adam Frija serves as our director of licensing and business development for which he is paid $60,000 per year. He is the brother of Mr. Kevin Frija, our chief executive officer, president and sole director.

Included in accounts payable on the consolidated balance sheets at December 31, 2011 and 2010 included elsewhere in this report are payables of approximately $0 and $88,000, respectively, due and owing to Mr. Jeffrey Holman, Mr. Isaac Galazan and Mr. Doron Ziv for their past consulting services to us. Messrs. Holman, Galazan and Ziv are directors of Smoke Anywhere and greater than 5% stockholders of our company.

Effective January 1, 2012, Messrs. Holman, Galazan and Ziv became at-will employees of our company at an annual rate of $78,000 per person.

Director Independence

Our common stock is quoted traded on the OTC Bulletin Board. The OTC Bulletin Board does not have any director independence requirements. Mr. Frija, our Chief Executive Officer and President, is our sole director and, as such, we do not have an independent board of directors.

Item 14.	Principal Accountant Fees and Services.

In accordance with the requirements of the Sarbanes-Oxley Act of 2002, all audit and audit-related services and all non-audit services performed by our current independent public accounting firm, Marcum LLP (“Marcum”) and by our former independent registered public accounting firm, Paritz & Company, P.A. (“Paritz”) is approved in advance by our Board of Directors, including the proposed fees for any such service, in order to assure that the provision of any such service does not impair either accounting firm’s independence. The Board of Directors is informed of each service actually rendered.

Audit Fees

The aggregate fees billed by Marcum for professional services rendered for the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2011, and for the review of the consolidated financial statements included in our Quarterly Reports on Form 10-Q, as amended, for the fiscal year ended December 31, 2011 were $82,309. The aggregate fees billed by Paritz in the fiscal years ended December 31, 2011 and 2010 for professional services rendered for the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2010 and for the review of the financial statements included in our Quarterly Reports on Form 10-Q, as amended, for the fiscal years ended December 31, 2011 and 2010 were approximately $24,156 and $10,039, respectively.

Audit-Related Fees

Other than the fees described under the caption “Audit Fees” above, Marcum and Paritz did not bill any fees for services rendered to us during fiscal years ended December 31, 2011 and 2010 for assurance and related services in connection with the audit or review of our financial statements.

Tax Fees

There were no fees billed by Marcum for professional services rendered for tax compliance, tax advice or tax planning during fiscal years ended December 31, 2011. Tax preparation fees billed by Paritz during the fiscal years ended December 31, 2011 and 2010 were $2,245 and $0, respectively.

All Other Fees

There were no fees billed by Marcum and Paritz for products or professional services rendered, other than services described under the caption “Audit Fees” above during fiscal years ended December 31, 2011 and 2010.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) List of Documents filed as part of this report:

(1) Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the audited consolidated financial statements and related notes thereto included elsewhere herein.

(b) Exhibits. The following exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Description of Exhibit

2.1	Acquisition Agreement and Plan of Merger made and entered into as of September 1, 2009, by and among Smoke Anywhere USA, Inc., the shareholders of Smoke Anywhere USA, Inc. who are signatories, Miller Diversified Corp., Smoke Holdings, Inc. and VAPECO Holdings Inc. (1)

3.1	Amended and Restated Articles of Incorporation of the Registrant (2)

3.2	Amended and Restated By-Laws of the Registrant (1)

10.1	Equity Incentive Plan of Registrant (2)

10.2	Lease Agreement dated March 21, 2011 by and between the Registrant and 3001 Griffin Partners, LLC (4)

10.3	Employment Agreement, dated February 27, 2012, between Vapor Corp. and Kevin Frija (7)

10.4	Employment Agreement, dated February 27, 2012, between Vapor Corp. and Harlan Press (7)

Exhibit Number	Description of Exhibit

14.1	Code of Ethics (3)

16.1	Letter regarding change in certifying accountant (5)

21.1	Subsidiaries of the Registrant (6)

31.1*	Rule 13a14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*Filed herewith.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 11, 2009, as filed with the Securities and Exchange Commission (“SEC”) on November 13, 2009.

(2)	Incorporated by reference to the Registrant’s Definitive Information Statement on Schedule 14C dated November 24, 2009, as filed with the SEC on December 10, 2009.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, as filed with the SEC on May 14, 2010.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 1, 2010, as filed with the SEC on April 7, 2011.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 29, 2011, as filed with the SEC on July 29, 2011.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 31, 2011.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 27, 2012, as filed with the SEC on February 28, 2012.

Each management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15 is listed in exhibits 10.1, 10.3 and 10.4.

(c) Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Vapor Corp.

(formerly Miller Diversified Corporation)

We have audited the accompanying consolidated balance sheet of Vapor Corp. (formerly Miller Diversified Corporation) (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vapor Corp. (formerly Miller Diversified Corporation) as of December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

New York, NY

March 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Vapor Corp.

(formerly Miller Diversified Corporation)

Dania Beach, Florida

We have audited the accompanying consolidated balance sheet of Vapor Corp. (formerly Miller Diversified Corporation) (the “Company”) as of December 31, 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

As discussed in Note 8 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended have been restated.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vapor Corp. (formerly Miller Diversified Corporation), as of December 31, 2010 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PARITZ & COMPANY, P.A.

Paritz & Company, P.A.

Hackensack, New Jersey

March 26, 2011(except for the effect of the restatement discussed in Note 8 to the consolidated financial statements, for which the date is August 18, 2011).

VAPOR CORP.

(FORMERLY MILLER DIVERSIFIED CORPORATION)

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	DECEMBER 31,
	2011	2010
		(Restated)
ASSETS

CURRENT ASSETS:
Cash	$356,485	$65,734
Due from merchant credit card processors, net of reserve for charge-backs of $40,000 and $80,000, respectively	661,575	499,485
Accounts receivable, net of allowance of $80,000 and $5,000, respectively	624,593	304,391
Inventories	2,234,834	924,809
Prepaid expenses	639,660	4,713
Deferred tax asset, net	143,037	—

TOTAL CURRENT ASSETS	4,660,184	1,799,132

Property and equipment, net of accumulated depreciation of $5,144 and $0, respectively	27,323	—
Other assets	12,000	—

TOTAL ASSETS	$4,699,507	$1,799,132

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,628,940	$898,622
Accrued expenses	284,042	102,500
Customer deposits	675,000	—
Income taxes payable	724,356	173,471

TOTAL CURRENT LIABILITIES	3,312,338	1,174,593

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 250,000,000 shares authorized 60,185,344 and 60,135,344 shares issued and outstanding, respectively	60,185	60,135
Additional paid-in capital	1,587,018	1,537,776
Accumulated deficit	(260,034)	(973,372)

TOTAL STOCKHOLDERS’ EQUITY	1,387,169	624,539

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,699,507	$1,799,132

See notes to consolidated financial statements

VAPOR CORP.

(FORMERLY MILLER DIVERSIFIED CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS

	September 30,	September 30,
	FOR THE YEAR ENDED DECEMBER 31,
	2011	2010
		(Restated)

SALES, NET	$15,982,097	$10,917,101

Cost of goods sold	6,732,335	6,058,297

Gross Profit	9,249,762	4,858,804

EXPENSES:
Selling, general and administrative	4,157,638	3,733,984
Advertising	3,961,946	2,126,044

TOTAL EXPENSES	8,119,584	5,860,028

INCOME (LOSS) BEFORE INCOME TAXES	1,130,178	(1,001,224)
Provision for income taxes	416,840	1,000

NET INCOME (LOSS)	$713,338	$(1,002,224)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.01	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	60,176,303	60,040,015

See notes to consolidated financial statements

VAPOR CORP.

(FORMERLY MILLER DIVERSIFIED CORPORATION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	September 30,	September 30,	September 30,	September 30,	September 30,
			Additional
	Common Stock		Paid- In	(Accumulated
	Shares	Amount	Capital	Deficit)	Total

Balance — January 1, 2010	60,000,344	$60,000	$614,625	$28,852	$703,477

Stock-based compensation expense	—	—	901,536	—	901,536

Issuance of common stock for services	135,000	135	21,615	—	21,750

Net loss	—	—	—	(1,002,224)	(1,002,224)

Balance — December 31, 2010	60,135,344	60,135	1,537,776	(973,372)	624,539

Stock-based compensation expense	—	—	27,742	—	27,742

Issuance of common stock for services	50,000	50	21,500	—	21,550

Net income	—	—	—	713,338	713,338

Balance — December 31, 2011	60,185,344	$60,185	$1,587,018	$(260,034)	$1,387,169

See notes to consolidated financial statements

VAPOR CORP.

(FORMERLY MILLER DIVERSIFIED CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,	September 30,
	YEAR ENDED DECEMBER 31,
	2011	2010
		(Restated)
OPERATING ACTIVITIES:
Net income (loss)	$713,338	$(1,002,224)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (recovery of) merchant credit card processing losses	(40,000)	20,000
Provision for allowances	75,000	—
Depreciation	5,144	—
Stock-based compensation	49,292	923,286
Deferred tax asset	(143,037)	—
Changes in operating assets and liabilities:
Due from merchant credit card processors	(122,090)	(137,862)
Accounts receivable	(395,202)	(324,391)
Prepaid expenses	(634,947)	164,711
Inventories	(1,310,025)	(97,397)
Other assets	(12,000)	—
Accounts payable	730,318	455,965
Accrued expenses	181,542	91,367
Customer deposits	675,000	—
Income taxes payable	550,885	(28,562)

NET CASH PROVIDED BY OPERATING ACTIVITIES	323,218	64,893

INVESTING ACTIVITIES:
Purchases of property and equipment	(32,467)	—

NET CASH USED IN INVESTING ACTIVITIES	(32,467)	—

INCREASE IN CASH	290,751	64,893

CASH — BEGINNING OF YEAR	65,734	841

CASH — END OF YEAR	$356,485	$65,734

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$155	$2,097

Cash paid for income taxes	$2,097	$27,343

See notes to consolidated financial statements

VAPOR CORP.

(FORMERLY MILLER DIVERSIFIED CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND BASIS OF PRESENTATION

Business description

Vapor Corp. (formerly Miller Diversified Corporation) (“Miller” or the “Company”) is the holding company for its wholly owned subsidiary Smoke Anywhere U.S.A., Inc. (“Smoke”). The Company designs, markets and distributes electronic cigarettes and accessories under the Fifty-One®, Krave®, VaporX®, EZ Smoker®, Green Puffer®, Americig®, Fumré™, Hookah Stix™ and Smoke Star® brands. “Electronic cigarettes” or “e-cigarettes,” designed to look like traditional cigarettes, are battery-powered products that enable users to inhale nicotine vapor without smoke, tar, ash, or carbon monoxide.

On September 1, 2009, Miller entered into a definitive agreement with Smoke, a Florida Corporation, whereby Miller acquired 100% of the issued and outstanding shares of Smoke. As a result of the transaction, Smoke became a wholly owned subsidiary of Miller. On November 5, 2009 Miller and Smoke completed, subject to certain post-closing undertakings, the transaction. For accounting purposes, this transaction is being accounted for as a reverse merger, since the stockholders of Smoke own a majority of the issued and outstanding shares of common stock of Miller and the directors and executive officers of Smoke now own and control in excess of 80% of Miller’s outstanding stock.

The merger has been accounted for as a reverse merger under the acquisition method of accounting because there was a change of control. Accordingly, Smoke is treated as the continuing entity for accounting purposes, whereas the entity formally known as Miller is the legal surviving entity.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

The audited consolidated financial statements for the year ended December 31, 2010 were previously restated and included in the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2010 to reflect the effects of accounting and reporting errors to include stock-based compensation expense for employee and non-employee stock options issued on October 1, 2009 and January 1, 2010 in accordance with Accounting Standard Codification Topic (“ASC”) 718, “Compensation-Stock Compensation,” and to correct the weighted average number of common shares outstanding. This error and the related adjustments resulted in an understatement of net loss for the year ended December 31, 2010 of $901,536. It also resulted in an understatement of additional paid in capital of $1,190,661 and an overstatement of retained earnings of $1,190,661 as of December 31, 2010.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions and balances were eliminated.

Reclassifications

Certain amounts in the prior year have been reclassified to conform to the current year presentation. These reclassifications have no effect on the Company’s previously reported results of operations and financial position.

Use of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of net revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities, share based payment arrangements, deferred tax and valuation allowances. Certain of our estimates could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and records adjustments when necessary.

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

The Company periodically provides incentive offers to its customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases, inducement offers, such as offers for future discounts subject to a minimum current purchase, and other similar offers. Current discount offers, when accepted by the Company’s customers, are treated as a reduction to the purchase price of the related transaction, while inducement offers, when accepted by its customers, are treated as a reduction to purchase price of the related transaction based on estimated future redemption rates. Redemption rates are estimated using the Company’s historical experience for similar inducement offers. The Company reports sales, net of current discount offers and inducement offers on its consolidated statements of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. For financial statement purposes, investments in money market funds are considered a cash equivalent and are included in cash and cash equivalents. The Company maintains its cash and cash equivalents at high credit quality federally insured financial institutions, with balances, at times, in excess of federally insured limits. Management believes that the financial institutions that hold the Company’s deposits are financially sound and therefore pose a minimum credit risk. The Company has not experienced any losses in such accounts. At December 31, 2011 and 2010, the Company did not hold any cash equivalents.

Accounts Receivable

Accounts receivable, net are stated at the amount the Company expects to collect. The Company provides a provision for allowances that includes returns, allowances and doubtful accounts equal to the estimated uncollectible amounts. The Company estimates its provision for allowances based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the provision for allowances will change.

Inventories

Inventories are stated at the lower of cost or market determined by the first-in, first-out method. If the cost of the inventories exceeds their market value, provisions are recorded to write down excess inventory to its net realizable value. The Company’s inventories consist primarily of merchandise available for resale.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the respective asset, after the asset is placed in service. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

September 30,
Description	Useful Lives
Warehouse fixtures	2 years
Warehouse equipment	5 years
Furniture and fixtures	5 years
Computer hardware	3 years

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In connection with this review, the Company also reevaluates the periods of depreciation for these assets. The Company assesses recoverability by determining whether the net book value of the related asset will be recovered through the projected undiscounted future cash flows of the asset. If the Company determines that the carrying value of the asset may not be recoverable, it measures any impairment based on the projected future discounted cash flows as compared to the asset’s carrying value. Through December 31, 2011, the Company has not recorded any impairment charges on its long-lived assets.

Advertising

The Company expenses advertising cost as incurred. For the years ended December 31, 2011 and 2010, the Company incurred advertising expenses of $3,961,946 and $2,126,044, respectively.

Warranty liability

The Company’s limited lifetime warranty policy generally allows its end users and retailers to return defective purchased rechargeable products in exchange for new products. The Company estimates a reserve for warranty liability and records that reserve amount as a reduction of revenues and as an accrued expense on the accompanying consolidated balance sheet.

The following summarizes the activity in the Company’s warranty liability for the year ended December 31, 2011:

September 30,
December 31,
2011
Balance at the beginning of year	$—
Additions charged to cost of goods sold	46,344
Warranty claims charged against the reserve	(32,378)

Balance at end of the year	$13,966

The warranty claims and expense was not deemed material for the year ended December 31, 2010.

Income taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740, “Income Taxes”(“ASC 740.”) Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary difference resulting from matters that have been recognized in an entity’s financial statement or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported based on the weight of the available evidence it is more likely than not some portion or all of the deferred tax assets will be realized.

Fair value measurements

The Company adopted the provisions of ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820”)which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, due from merchant credit card processors, accounts receivable, accounts payable and accrued expenses which are carried at historical cost basis approximates their fair market values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value: Level 1 – quoted prices in active markets for identical assets or liabilities; Level 2 – quoted prices for similar assets and liabilities in active market or inputs that are observable; and Level 3 – inputs that are unobservable.

Stock-Based Compensation

The Company accounts for stock-based compensation under ASC 718, “Compensation-Stock Compensation” (“ASC 718”). These standards define a fair value based method of accounting for stock- based compensation. In accordance with ASC Topic 718, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes-Merton valuation model, whereby compensation cost is the fair value of the award as determined by the valuation model at the grant date or other measurement date. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. The Company considers, many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

Net income (loss) per share

The Company utilizes ASC 260, “Earnings per Share,” (“ASC 260”) to calculate net income or loss per share. Basic income or loss per share is calculated by dividing the income or loss available to common shareholders (as the numerator) by the weighted-average number of shares of common stock outstanding (as the denominator). Diluted income or loss per share is calculated similar to basic income or loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if all potential common stock and common stock equivalents had been issued, and if such additional shares of common stock were dilutive. Under ASC 260, if the additional shares of common stock are not dilutive, they are not added to the denominator in the computation. Where there is a loss, the inclusion of additional shares of common stock is anti-dilutive since the increased number of shares reduces the per loss available to common stockholders. In the year ended December 31, 2011, potentially dilutive securities were comprised of stock options to purchase 4,829,111 shares of common stock and such shares were not included in the calculation of dilutive earnings per share because the strike price of the options were above the market price of the Company’s common stock during the year. Because the Company incurred a loss for the year ended December 31, 2010, potentially dilutive securities comprised of stock options to purchase 4,641,000 shares of common stock were not included in the calculation of diluted loss per share in order to avoid an anti-dilutive effect.

Recent Accounting Pronouncements

The Financial Accounting Standards Board, the Emerging Issues Task Force and the SEC have issued certain accounting standards updates and regulations as of December 31, 2011 that will become effective in subsequent periods; however, management of the Company does not believe that any of those standards, updates or regulations would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2011 or 2010, and it does not believe that any of them will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

Note 3. DUE FROM MERCHANT CREDIT CARD PROCESSOR

Due from merchant credit card processor represents monies held by the Company’s former and current credit card processors. The funds are being held by the merchant credit card processors pending satisfaction of their hold requirements and expiration of charge backs/refunds from customers. See Note 10 below for a description of the Company’s pending arbitration claim against one of its merchant credit card processors.

Note 4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,	September 30,
	December 31,
	2011	2010
Computer hardware	$4,982	$—
Furniture and fixtures	14,668	—
Warehouse fixtures	7,564
Warehouse equipment	5,253	—

	32,467	—
Less: accumulated depreciation and amortization	(5,144)	—

	$27,323	$—

During the year ended December 31, 2011 the Company incurred $5,144 of depreciation expense.

Note 5. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s amended and restated articles of incorporation authorizes the Company's Board of Directors to issue up to 1,000,000 shares of “blank check” preferred stock, having a $.001 par value, in one or more series without stockholder approval. Each such series of preferred stock may have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as determined by the Company’s Board of Directors. At December 31, 2011 and 2010, no shares of preferred stock were issued or outstanding.

Issuance of Common Stock

On March 7, 2011, the Company issued a total of 100,000 shares of common stock, pursuant to a consultancy agreement dated February 17, 2011. The Company terminated the agreement on May 3, 2011 and 50,000 shares were subject to be returned to the Company. Said shares were returned to the Company and cancelled on June 23, 2011. The Company valued these shares at $21,550 based on the market price and recognized an expense in the amount of $21,550,which was included in stock-based compensation expense for the year ended December 31, 2011.

Stock-Based compensation

During the years ended December 31, 2011 and 2010, the Company recognized stock- based compensation expense of $27,742 and $901,536, respectively, which is included as part of selling, general and administrative expense in the accompanying consolidated statements of operations. The amounts relate to the granting of options to the Company’s President and Chief Executive Officer to purchase 900,000 shares of the Company’s common stock with an exercise price of $0.45 per share in October 2009 which vested in 12 equal monthly installments valued at $231,300, from the granting of options to employees and consultants to purchase 3,600,000 shares of the Company’s common stock with an exercise price of $0.45 per share in October 2009 which vested in 12 equal monthly installments valued at $925,000, and 636,000 shares of the Company’s common stock with a grant price of $0.375 per share in January 2010 which vest in 4 equal annual installments valued at $122,748. As of December 31, 2011, all of the options were vested except for 477,000 of the 636,000 options granted to employees and consultants. At December 31, 2011 and 2010, the amount of unamortized stock-based compensation expense on unvested stock options granted to employees and consultants was $61,374 and $102,483, respectively.

The Company accounts for share-based awards exchanged for employee services at the estimated grant date fair value of the award. Compensation expense includes the impact of an estimate for forfeitures for all stock options.

The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The expected term of such stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by SAB 107 for “plain vanilla” options. The expected stock price volatility for the Company’s stock options was determined by examining the historical volatilities for industry peers and using an average of the historical volatilities of the Company’s industry peers as well as the trading history for the Company’s common stock. The Company will continue to analyze the stock price volatility and expected term assumptions as more data for the Company’s common stock and exercise patterns becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

Year Ended December 31,2010
Expected term	5 years
Risk Free interest rate	5.0%
Dividend yield	0.0%
Volatility	53.0%

Equity Incentive Plan

On November 24, 2009, the stockholders approved the Company’s Equity Incentive Plan (“Plan”). Pursuant to which an aggregate of 40,000,000 shares the Company’s common stock was reserved for issuance to employees and non-employee directors of and consultants to the Company in connection with their retention and/or continued employment by the Company. The Plan provides for the granting of incentive stock options to employees, the granting of non-qualified stock options to employees, non-employee directors and consultants, and the granting of restricted stock to employees, non-employee directors and consultants. Options issued under the Plan generally have a ten-year term and generally become exercisable over a three-year period. Shares subject to awards that expire unexercised or are forfeited or terminated will again become available for issuance under the Plan. No participant in the Equity Incentive Plan can receive option grants and/or restricted shares for more than 20% of the total shares subject to the Plan.

Options outstanding at December 31, 2011 under the various plans is as follows (in thousands):

September 30,
Plan	Total Number of Options Outstanding in Plans
Equity compensation plans not approved by security holders	4,500
Equity Incentive Plan	636

5,136

A summary of activity under all option Plans for the years ended December 31, 2011 and 2010 is presented below (in thousands, except per share data):

	September 30,	September 30,	September 30,	September 30,
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	4,500	$0.450	6.00	$—
Options granted	708	0.375	10.00
Options exercised	—	—	—
Options forfeited or expired	—	—

Outstanding at December 31, 2010	5,208	0.440	6.54	—
Options granted	—	—
Options exercised	—	—
Options forfeited or expired	(72)	0.375	10.00

Outstanding at December 31, 2011	5,136	$0.441	6.63	$—

Exercisable at December 31, 2011	4,829	$0.445	6.27	$—

Options available for grants at December 31, 2011	39,164

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock ($0.22) for stock options.

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

Note 6. INCOME TAXES

The income tax provision consists of the following:

	September 30,	September 30,
	Years ended December 31,
	2011	2010
Current:
Federal	$477,591	$17,200
State and local	82,285	1,900
Tax benefit for carrying back current year’s net operating losses	—	(18,100)

	559,876	1,000
Deferred:
Federal	(126,069)	(305,800)
State and local	(11,171)	(27,100)

	(137,240)	(332,900)
Change in valuation allowance	(5,796)	332,900

Deferred tax asset, net	(143,036)	—

Provision for income taxes	$416,840	$1,000

The following is a reconciliation of the expected tax expense (benefit) on the U.S. statutory rate to the actual tax expense (benefit) reflected in the accompanying statement of operations:

	September 30,	September 30,
	Years Ended December 31,
	2011	2010
U.S. federal statutory rate	34.00%	(34.00%)
State and local taxes net of federal benefit	3.63%	(3.63%)
Permanent differences-tax penalties	1.21%	0.85%
Prior year under accrual	(1.34%)	3.54%
Change in valuation allowance	(0.49%)	33.25%

Income tax provision	37.00%	0.01%

As of December 31, 2011 and 2010, the Company’s deferred tax assets and liabilities consisted of the effects of temporary differences attributable to the following:

	September 30,	September 30,
	Years Ended December 31,
	2011	2010
Deferred tax assets:
Reserves and allowances	$45,157	$31,000
Inventory	97,966	—
Stock-based compensation expense	458,504	433,300
Accrued expenses and deferred income	10,196	—

Total gross deferred tax assets	611,823	464,300
Valuation allowance	(458,504)	(464,300)

Total deferred tax assets, net of valuation allowance	153,319	—

Deferred tax liabilities:
Property and equipment	(10,282)	—

Total deferred tax liabilities	(10,282)	—

Net deferred tax assets	$143,037	$—

The Company is currently subject to federal tax liens for failure to timely pay federal corporate taxes for the year ended December 31, 2009. The tax liens, including interest and penalties amount to $281,236. The Company has paid $248,602 during the first quarter of 2012 and expects to pay the balance owing and resolve the liens before the end of the second quarter of 2012.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management has determined that a $458,504 and $464,300 valuation allowance at December 31, 2011 and 2010, respectively, is necessary to reduce the deferred tax assets for the amounts that will likely not be realized. Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax assets may be necessary.

As required by the provisions of ASC 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company does not expect that unrecognized tax benefits will increase within the next twelve months. The Company recognizes accrued interest related to uncertain tax positions as interest and penalties in general and administrative expense. The Company had no material unrecognized tax benefits and no adjustments to our consolidated financial position, results of operations or cash flows were required. The Company files U.S. federal and state income tax returns. As of December 31, 2011, the Company’s tax returns for Vapor Corp. remain subject to examination by tax authorities beginning with the tax returned filed for the year ended December 31, 2008.

Note 7. RELATED PARTY TRANSACTIONS

The Company utilized the services of an entity that is owned 50% by its President and Chief Executive Officer. The entity performed fulfillment services and leasing of warehouse space to the Company prior to its move to new facilities in the second quarter of 2011. Upon its move to its new facilities such services ceased. Amounts paid to this entity for the years ended December 31, 2011 and 2010 were $105,000 and $239,680, respectively.

Mr. Adam Frija serves as our director of licensing and business development for which he is paid $60,000 per year. He is the brother of Mr. Kevin Frija, the chief executive officer, president and sole director of the Company.

Included in accounts payable on the accompanying consolidated balance sheets at December 31, 2011 and 2010 are payables of approximately $0 and $88,000, respectively, due and owing to Mr. Jeffrey Holman, Mr. Isaac Galazan and Mr. Doron Ziv for their past consulting services to the Company. Messrs. Holman, Galazan and Ziv are directors of Smoke Anywhere and greater than 5% stockholders of the Company.

Effective January 1, 2012, Messrs. Holman, Galazan and Ziv became at-will employees of the Company at an annual salary of $78,000 per person.

Note 8. RESTATEMENT

The Company has restated its consolidated financial statements as at December 31, 2010 because the Company failed to record stock-based compensation expense for employee and non-employee stock options in accordance with ASC 718, and the Company failed to properly calculate the weighted average number of common shares outstanding. This error and the related adjustments resulted in an understatement of net loss and additional paid in capital of $901,536 and $1,190,661, respectively, and an overstatement of retained earnings of $1,190,661 for the year ended December 31, 2010. Accordingly, the Company’s consolidated financial statements for the year ended December 31, 2010 have been restated to correct for these errors.

Consolidated Balance Sheet impact –

The following table sets forth the effects of the restatement adjustments on the Company’s consolidated balance sheet as of December 31, 2010:

VAPOR CORP.

f/k/a MILLER DIVERSIFIED CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	As of December 31, 2010
	As Previously Recorded	As Restated
TOTAL ASSETS	$1,799,132	$1,799,132

TOTAL LIABILITIES	$1,174,593	$1,174,593

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, .001 par value; 250,000,000 shares authorized, 60,135,344 and 60,000,344 issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	$60,135	$60,135
Additional paid-in capital	$347,115	$1,537,776
Retained earnings (deficit)	$217,289	$(973,372)

TOTAL STOCKHOLDERS’ EQUITY	$624,539	$624,539

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$1,799,132	$1,799,132

Consolidated Statement of Operations impact –

The following table set forth the effects of the restatement adjustments on the Company’s consolidated statements of operations for the year ended December 31, 2010:

VAPOR CORP.

f/k/a MILLER DIVERSIFIED CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	September 30,	September 30,
	YEAR ENDED DECEMBER 31, 2010
	As Previously Recorded	As Restated

Stock-based compensation expense	$—	$901,536
TOTAL COSTS AND EXPENSES	$11,016,789	$11,918,325

(LOSS) BEFORE INCOME TAXES	$(99,688)	$(1,001,224)

NET (LOSS)	$(100,688)	$(1,002,224)

BASIC AND DILUTED NET (LOSS) PER COMMON SHARE	$(0.002)	$(0.02)

Weighted average common shares outstanding – basic and diluted	60,039,436	60,040,015

Note 9. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company was obligated under an operating lease for its Florida office, which called for minimum annual rentals of $23,000. The lease expired in December 2010. The Company continued to lease those premises on a month-to-month basis through April 2011.

In March 2011, the Company entered into an operating lease for its new Florida office and warehouse facilities, which expires on April 30, 2013, which provides for minimum annual rentals of approximately $144,000, and provides, subject to our exercise, three successive one-year renewal options.

The remaining minimum annual rents for the years ending December 31 are:

September 30,
2012	144,000
2013	48,000

Total	$192,000

Rent expense for the years ended December 31, 2011 and 2010 was $109,223 and $26,327, respectively.

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of December 31, 2011 other than the following matters.

On May 15, 2011, the Company became aware that Ruyan Investment (Holdings) Limited (“Ruyan”) had named the Company, along with three other sellers of electronic cigarettes in a lawsuit alleging patent infringement under federal law. In that lawsuit, which was initially filed on January 12, 2011, Ruyan was unsuccessful in bringing suit against the Company due to procedural rules of the court. Subsequent thereto, on July 29, 2011, Ruyan filed a new lawsuit in which it named the Company, along with seven other sellers of electronic cigarettes, alleging patent infringement under federal law. The lawsuit is Ruyan Investment (Holdings) Limited vs. Vapor Corp. et. al.2:11 CV-06268- GAF-FFM and is pending in the United States District Court for the Central District of California. On September 23, 2011, the Company filed an answer and counterclaims against Ruyan in the lawsuit. A joint scheduling conference among the parties occurred on January 9, 2012. On February 6, 2012, the Court sent out its final Scheduling Order and established a trial date of June 25, 2013. On February 27, 2012, Ruyan served its Infringement Contentions against the Company claiming that the Company’s Fifty-One Trio model of electronic cigarette infringes their patent. Although the Company can give no assurance as to the outcome of this lawsuit or the counterclaims, the Company believes that the allegations against it in this lawsuit are without merit, and the Company intends to vigorously defend against the lawsuit and prosecute its counterclaims.

Purchase Commitments

At December 31, 2011 and 2010, we have vendor deposits of $497,455 and $0, respectively, and vendor deposits are included as a component of prepaid expenses on the consolidated balance sheet.

Note 10. CONCENTRATION OF CREDIT RISK

At December 31, 2011 accounts receivable balances included a concentration from one customer of an amount greater than 10% of the total net accounts receivable balance ($114,525 from Customer A). At December 31, 2010 accounts receivable balances included a concentration from two customers of amounts greater than 10% of the total net accounts receivable balance ($136,340 from Customer B and $37,334 from Customer C). As to sales, no one customer accounted for sales in excess of 10% for the years ended December 31, 2011and 2010.

Note 11. SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any additional recognized or non-recognized subsequent events that would require adjustment or disclosure in the consolidated financial statements.

On October 1, 2009, the Company entered into an employment agreement with Kevin Frija to serve as its Chief Executive Officer and director. The agreement provided for the payment of $72,000 in annual base salary, a one-time bonus of $48,000 payable ratably over a twelve (12) month period and an award to purchase up to 900,000 shares of Company common stock which vested monthly on a pro-rata basis over twelve (12) months, and are exercisable at $0.45 per share. The agreement expired on September 10, 2010 and the Company has continued to employ Mr. Frija as its Chief Executive Officer on an at-will basis. Mr. Frija also served as the Company’s Chief Financial Officer from October 1, 2009 until February 29, 2012. Effective February 29, 2012, Mr. Frija resigned as the Company’s Chief Financial Officer as a result of the Company’s appointment of Harlan Press as the Company’s Chief Financial Officer as described below.

On February 27, 2012, the Company entered into a new employment agreement with Mr. Frija pursuant to which Mr. Frija will continue being employed as Chief Executive Officer and also be employed as President of the Company for a term that shall begin on January 1, 2012, and, unless sooner terminated as provided therein, shall end on December 31, 2014; provided that such term of employment shall automatically extend for successive one-year periods unless either party gives at least six months’ advance written notice of its intention not to extend the term of employment. Mr. Frija will receive a base salary of $144,000, increasing to $150,000 and $159,000, respectively, for the second and third years of the Agreement. The Company has agreed to pay Mr. Frija a one-time cash retention bonus in the amount of $10,500 on or before June 30, 2012. Mr. Frija shall be eligible to participate in the Company’s annual performance based bonus program, as the same may be established from time to time by the Company’s Board of Directors in consultation with Mr. Frija for executive officers of the Company. In addition, the Company may terminate Mr. Frija’s employment at any time, with or without cause (as defined in the employment agreement), and Mr. Frija may terminate his employment with the Company without or for good reason (as defined in the employment agreement), provided that termination by either party is subject to advance written notice and, in most instances, the satisfaction of other conditions. Under the employment agreement, in the event Mr. Frija’s employment is terminated by the Company without cause or by Mr. Frija for good reason, Mr. Frija will be entitled to receive severance benefits equal to three months of his base salary for each year of service. Mr. Frija’s employment agreement also contains term and post-termination non-solicitation, confidentiality and non-competition covenants.

As noted above, effective February 29, 2012, Mr. Harlan Press was appointed as Chief Financial Officer of the Company in connection with his entry into an employment agreement with the Company, the terms and conditions of which are summarized below.

On February 27, 2012, the Company entered into the aforesaid employment agreement with Mr. Press pursuant to which Mr. Press will be employed as Chief Financial Officer of the Company for a term that shall begin on February 29, 2012, and, unless sooner terminated as provided therein, shall end on February 28, 2015; provided that such term of employment shall automatically extend for successive one-year periods unless either party gives at least six months’ advance written notice of its intention not to extend the term of employment. Mr. Press will receive a base salary of $175,000, increasing to $181,000 and $190,000, respectively, for the second and third years of the employment agreement. Mr. Press shall be eligible to participate in the Company’s annual performance based bonus program, as the same may be established from time to time by the Company’s Board of Directors in consultation with Mr. Press for executive officers of the Company.

In addition, the Company may terminate Mr. Press’ employment at any time, with or without cause (as defined in the employment agreement), and Mr. Press may terminate his employment with the Company without or for good reason (as defined in the employment agreement), provided that termination by either party is subject to advance written notice and, in most instances, the satisfaction of other conditions. Under the employment agreement, in the event Mr. Press’ employment is terminated by the Company without cause or by Mr. Press for good reason, Mr. Press will be entitled to receive severance benefits equal to three months of his base salary for each year of service. In addition, Mr. Press will receive a 10-year option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.20, vesting monthly at the rate of 5,555.6 per month. Mr. Press’ employment agreement also contains term and post-termination non-solicitation, confidentiality and non-competition covenants.

The above summary of the Messrs. Frija’s and Press’ employment agreements is not complete and is qualified in its entirety by reference to the text of the employment agreements, which are listed and incorporated by reference as Exhibits 10.1 and 10.2 to the report in which these consolidated financial statements are included, and are incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Dania Beach, Florida this 27th day of March 2012.

VAPOR CORP.

By:	/s/ Kevin Frija
Kevin Frija Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Kevin Frija KEVIN FRIJA	Chief Executive Officer, President and Director (Principal Executive Officer)	March 27, 2012

/s/ Harlan Press HARLAN PRESS	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 27, 2012

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

31.1	Rule 13a14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer