Form 10-Q
period 2012-03-31
VAPOR CORP.
filed 2012-05-10
CIK 844856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer

☐	Non-accelerated filer (Do not check if a smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 9, 2012, there were 60,185,344 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

VAPOR CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$78,576	$356,485
Due from merchant credit card processor, net of reserve for chargebacks of $42,000 and $40,000, respectively	643,011	661,575
Accounts receivable, net of allowance of $80,000	934,150	624,593
Inventories	1,729,717	2,234,834
Prepaid expenses	1,000,598	639,660
Deferred tax asset, net	143,656	143,037

TOTAL CURRENT ASSETS	4,529,708	4,660,184
Property and equipment, net of accumulated depreciation of $7,711 and $5,144, respectively	31,444	27,323
Other assets	12,000	12,000

TOTAL ASSETS	$4,573,152	$4,699,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,086,151	$1,628,940
Accrued expenses	223,845	284,042
Customer deposits	734,957	675,000
Income taxes payable	315,519	724,356

TOTAL CURRENT LIABILITIES	3,360,472	3,312,338
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 250,000,000 shares authorized 60,185,344 shares issued and outstanding	60,185	60,185
Additional paid-in capital	1,595,245	1,587,018
Accumulated deficit	(442,750)	(260,034)

TOTAL STOCKHOLDERS’ EQUITY	1,212,680	1,387,169

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,573,152	$4,699,507

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended March 31,
	2012	2011
		(Restated)
SALES, NET	$4,850,524	$4,864,292
Cost of goods sold	2,640,700	2,298,541

GROSS PROFIT	2,209,824	2,565,751

EXPENSES:
Selling, general and administrative	1,494,913	859,040
Advertising	973,269	1,936,352

TOTAL EXPENSES	2,468,182	2,795,392

LOSS BEFORE INCOME TAX BENEFIT	(258,358)	(229,641)
Income tax benefit	(75,642)	—

NET LOSS	$(182,716)	$(229,641)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING –BASIC AND DILUTED	60,185,344	60,148,677

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

(UNAUDITED)

	For The Three Months Ended March 31,
	2012	2011
		(Restated)
OPERATING ACTIVITIES:
Net loss	$(182,716)	$(229,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for merchant credit card processing losses	2,000	—
Depreciation	2,567	—
Stock-based compensation	8,227	30,040
Deferred tax asset	(619)	—
Changes in operating assets and liabilities:
Due from merchant credit card processors	16,564	(111,512)
Accounts receivable	(309,557)	(150,685)
Inventories	505,117	358,145
Prepaid expenses	(360,938)	(17,385)
Accounts payable	457,211	91,223
Accrued expenses	(60,197)	12,782
Customer deposits	59,957	—
Income taxes payable	(408,837)	—

NET CASH USED IN OPERATING ACTIVITIES	(271,221)	(17,033)

INVESTING ACTIVITIES:
Purchases of property and equipment	(6,688)	—

NET CASH USED IN INVESTING ACTIVITIES	(6,688)	—

DECREASE IN CASH	(277,909)	(17,033)
CASH — BEGINNING OF PERIOD	356,485	65,734

CASH — END OF PERIOD	$78,576	$48,701

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$60,719	$155

Cash paid for income taxes	$333,814	$2,097

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.     ORGANIZATION AND BASIS OF PRESENTATION

Business description

Vapor Corp. (the “Company”) is the holding company for its wholly owned subsidiary Smoke Anywhere U.S.A., Inc. (“Smoke”). The Company designs, markets and distributes electronic cigarettes and accessories under the Fifty-One®, Krave®, VaporX®, EZ Smoker®, Green Puffer®, Americig®, FumaréTM, Hookah StixTM, and Smoke Star® brands. “Electronic cigarettes” or “e-cigarettes”, designed to look like traditional cigarettes, are battery powered products that enable users to inhale nicotine vapor without smoke, tar, ash or carbon monoxide.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the condensed consolidated financial statements not misleading have been included. The condensed consolidated balance sheet at December 31, 2011 has been derived from the Company’s audited consolidated financial statements as of that date.

The unaudited condensed consolidated financial statements for the three months ended March 31, 2011 were previously restated and included in the Company’s Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended March 31, 2011 to reflect the effects of accounting and reporting errors to include stock-based compensation expense for employee and non-employee stock options issued on October 1, 2009 and January 1, 2010, and to correct the weighted average number of common shares outstanding, and to correct for the valuation allowance of deferred tax assets. These accounting and reporting errors and the related adjustments resulted in an understatement of net loss of $100,540 for the three months ended March 31, 2011, and an understatement of additional paid-in capital of $1,199,201 and an overstatement of retained earnings of $1,291,201 as of March 31, 2011.

These unaudited condensed consolidated financial statements for the three months ended March 31, 2012 and 2011 should be read in conjunction with the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K for such year as filed with the SEC on March 27, 2012. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

Note 2.     SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions and balances were eliminated.

Reclassifications

Certain amounts in the prior period have been reclassified to conform to the current period presentation. These reclassifications had no effect on the Company’s previously reported results of operations and financial position.

Use of estimates in the preparation of the financial statements

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of net revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities, share based payment arrangements, deferred tax and valuation allowances. Certain of our estimates could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and records adjustments when necessary.

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

The Company periodically provides incentive offers to its customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases, inducement offers, such as offers for future discounts subject to a minimum current purchase, and other similar offers. Current discount offers, when accepted by the Company’s customers, are treated as a reduction to the purchase price of the related transaction, while inducement offers, when accepted by its customers, are treated as a reduction to purchase price of the related transaction based on estimated future redemption rates. Redemption rates are estimated using the Company’s historical experience for similar inducement offers. The Company reports sales, net of current discount offers and inducement offers on its condensed consolidated statements of operations.

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

At March 31, 2012 and December 31, 2011 accounts receivable balances included a concentration from one customer of an amount greater than 10% of the total net accounts receivable balance ($147,465 and $114,525, respectively, from Customer A). As to revenues, one customer accounted for sales in excess of 10% of the net sales for the three months period ended March 31, 2012 ($726,295 to Customer B). No customers had revenues in excess of 10% of the net sales for the three month period ended March 31, 2011.

Inventories

Inventories are stated at the lower of cost or market determined by the first-in, first-out method. If the cost of the inventories exceeds their market value, provisions are recorded to write down excess inventory to its net realizable value. The Company’s inventories consist primarily of merchandise available for resale.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the respective asset, after the asset is placed in service. Depreciation expense for the three months ended March 31, 2012 and 2011 was approximately $2,567 and $0, respectively.

Income Taxes

The provision (benefit) for income taxes is based on income (loss) before income tax expense (benefit) reported for financial statement purposes after adjustments for transactions that do not have tax consequences. Deferred tax assets and liabilities are realized according to the estimated future tax consequences attributable to differences between the carrying value of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates as of the date of the condensed consolidated balance sheets. The effect of a change in tax rates on deferred tax assets and liabilities is reflected in the period that includes the statutory enactment date. A deferred tax asset valuation allowance is recorded when it has been determined that it is more likely than not that deferred tax assets will not be realized. If a valuation allowance is needed, a subsequent change in circumstances in future periods that causes a change in judgment about the realization of the related deferred tax amount could result in the reversal of the deferred tax valuation allowance.

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

In order to determine the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter. Income tax benefit for the three months ended March 31, 2012 and 2011 was $75,642 and $0, respectively. The effective tax rate for the three months ended March 31, 2012 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes. The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. The Company does not have any net operating loss carryforwards. The Company’s consolidated federal tax return and any state tax returns are not currently under examination. The Company is currently subject to federal tax liens for failure to timely pay federal corporate taxes for the year ended December 31, 2009. The tax liens, including interest and penalties amount to $281,236. The Company has paid the amounts owing in full during the first quarter of 2012.

Fair value measurements

The Company adopted the provisions of Accounting Standards Codification Topic No. 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

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

Stock-Based Compensation

The Company accounts for stock-based compensation under ASC Topic No. 718, “Compensation-Stock Compensation” (“ASC Topic 718”). These standards define a fair value based method of accounting for stock-based compensation. In accordance with ASC Topic 718, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes-Merton valuation model, whereby compensation cost is the fair value of the award as determined by the valuation model at the grant date or other measurement date. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

Recent Accounting Pronouncements

The Financial Accounting Standards Board, the Emerging Issues Task Force and the SEC have issued certain accounting standards, updates and regulations as of March 31, 2012 that will become effective in subsequent periods; however, management of the Company does not believe that any of those standards, updates or regulations would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during the three months ended March 31, 2012 or 2011, and it does not believe that any of them will have a significant impact on the Company’s condensed consolidated financial statements at the time they become effective.

Note 3.     STOCKHOLDERS’ EQUITY

Issuance of Common Stock

On March 7, 2011, the Company issued a total of 100,000 shares of common stock, pursuant to a consultancy agreement dated February 17, 2011. The Company terminated the agreement on May 3, 2011 and 50,000 shares were subject to be returned to the Company. Said shares were returned to the Company and cancelled on June 23, 2011. The Company valued these shares at $21,500 based on the market price and recognized an expense in the amount of $21,500, which was included in stock-based compensation expense for the three months ended March 31, 2011.

Stock-based Compensation

During the three months ended March 31, 2012 and 2011, the Company recognized stock- based compensation expense of $8,227 and $8,540, respectively, which is included as part of selling, general and administrative expense in the accompanying condensed consolidated statements of operations. The amounts relate to the granting of options to employees and consultants to purchase 636,000 shares of the Company’s common stock with a grant price of $0.375 per share in January 2010 which vest in 4 equal annual installments valued at $122,748, the granting of options to the chief financial officer to purchase 200,000 shares of the Company’s common stock with a grant price of $0.20 per share in February 2012 which vest in 36 monthly installments valued at $20,000, and the granting of options to employees and consultants to purchase 400,000 shares of the Company’s common stock with a grant price of $0.23 per share in March 2012 which vest in 4 equal annual installments valued at $45,600. As of March 31, 2012, 318,000 of the 636,000 options granted to employees and consultants were vested, 5,556 of the 200,000 options granted to the chief financial officer were vested, and none of the 400,000 options granted to employees and consultants were vested. At March 31, 2012 and December 31, 2011, the amount of unamortized stock-based compensation expense on unvested stock options granted to employees and consultants was $126,418 and $61,374, respectively.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

For Three Months Ended March 31, 2012
Expected term	6.3 years
Risk Free interest rate	1.39% -1.61%
Dividend yield	0.0%
Volatility	52.0%

Stock option activity

Options outstanding at March 31, 2012 under the various plans is as follows (in thousands):

Plan	Total Number of Options Outstanding in Plans
Equity compensation plans not approved by security holders	4,500
Equity Incentive Plan	1,236

5,736

A summary of activity under all option Plans at March 31, 2012 and changes during the three months ended March 31, 2012 (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	5,136	0.441	6.63	—
Options granted	600	0.220	10.00	—
Options exercised	—	—	—	—
Options forfeited or expired	—	—	—	—

Outstanding at March 31, 2012	5,736	$0.399	6.98	$—

Exercisable at March 31, 2012	4,835	$0.444	6.28	$—

Options available for grant at March 31, 2012	38,764

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock ($0.22) for stock options.

Net loss per share

Net loss per common share is calculated by dividing the loss available to common stockholders (as the numerator) by the weighted average number of shares of common stock outstanding (as the denominator) during the reporting periods. Diluted income per common share reflects the effects of potentially dilutive securities only in periods, which such effect is dilutive. Stock options of 5,736,000 and 5,208,000 for the three months ended March 31, 2012 and 2011, respectively, were not included in the calculation of net loss per share for such periods because to do so would have been antidilutive under the treasury stock method.

Note 4.     RELATED PARTY TRANSACTIONS

The Company utilized the services of an entity that is owned 50% by its President and Chief Executive Officer. The entity performed fulfillment services and leasing of warehouse space to the Company prior to its move to new facilities in the second quarter of 2011. Upon its move to its new facilities such services ceased. Amounts paid to this entity for the three months ended March 31, 2012 and 2011 were $0 and $30,582, respectively.

Note 5.     RESTATEMENT

The Company has restated its condensed consolidated financial statements as at March 31, 2011 because the Company failed to record stock-based compensation expense for employee and non-employee stock options in accordance with ASC Topic 718, the Company failed to properly calculate the weighted average number of shares outstanding, and the Company failed to provide a valuation allowance against its deferred tax asset. This error and the related adjustments resulted in an understatement of net loss of $100,540 for the three months ended March 31, 2011, and an understatement of additional paid-in capital of $1,199,201 and an overstatement of retained earnings of $1,291,201 as of March 31, 2011. Accordingly, the Company’s condensed consolidated financial statements for the quarterly period ended March 31, 2011 have been restated to correct for these errors.

Condensed Consolidated Balance Sheet Impact –

The following table sets forth the effects of the restatement adjustments on the Company’s condensed consolidated balance sheet as of March 31, 2011:

VAPOR CORP.

CONDENSED CONSOLIDATED BALANCE SHEET

	As of March 31, 2011
	As Previously Recorded	As Restated
TOTAL ASSETS	$1,795,536	$1,703,536

TOTAL LIABILITIES	$1,278,598	$1,278,598

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized, 60,185,344 issued and outstanding as of March 31, 2011	$60,185	$60,185
Additional paid-in capital	$368,565	$1,567,766
Retained earnings (deficit)	$88,188	$(1,203,013)

TOTAL STOCKHOLDERS’ EQUITY	$516,938	$424,938

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,795,536	$1,703,536

Condensed Consolidated Statement of Operations Impact –

The following table set forth the effects of the restatement adjustments on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2011:

VAPOR CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2011
	As Previously Recorded	As Restated
Stock-based compensation expense	$—	$8,540
Total costs and expenses	$5,085,393	$5,093,933
Loss before income taxes benefit	$(221,101)	$(229,641)
Income tax benefit	$(92,000)	$—

Net loss	$(129,101)	$(229,641)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	60,147,778	60,148,677

Condensed Consolidated Statement of Cash Flows Impact –

The following table set forth the effects of the restatement adjustments on the Company’s condensed consolidated statement of cash flows for the three months ended March 31, 2011:

VAPOR CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2011
	As Previously Recorded	As Restated
Net loss	$(129,101)	$(229,641)
Deferred tax liability	$(92,000)	$—
Stock-based compensation	$21,500	$30,040

Net cash used in operating activities	$(17,033)	$(17,033)

Note 6.     COMMITMENTS AND CONTINGENCIES

Lease Commitments

In March 2011, the Company entered into an operating lease for its new Florida office and warehouse facilities, expiring on April 30, 2013, which provides for minimum annual rentals of approximately $144,000, and provides, subject to our exercise, three successive one-year renewal options.

The remaining minimum annual rents for the years ending December 31 are:

2012	108,000
2013	48,000

Total	$156,000

Rent expense for the three months ended March 31, 2012 and 2011 was $38,160 and $19,282, respectively, and was included in selling, general and administrative expenses in our condensed consolidated statement of operations.

Employment Agreements

On October 1, 2009, the Company entered into an employment agreement with Kevin Frija to serve as its Chief Executive Officer and director. The agreement provided for the payment of $72,000 in annual base salary, a one-time bonus of $48,000 payable ratably over a twelve (12) month period and an award to purchase up to 900,000 shares of the Company’s common stock which vested monthly on a pro-rata basis over twelve (12) months, and are exercisable at $0.45 per share. The agreement expired on September 10, 2010 and the Company has continued to employ Mr. Frija as its Chief Executive Officer on an at-will basis. Mr. Frija also served as the Company’s Chief Financial Officer from October 1, 2009 until February 29, 2012. Effective February 29, 2012, Mr. Frija resigned as the Company’s Chief Financial Officer as a result of the Company’s appointment of Harlan Press as the Company’s Chief Financial Officer as described below.

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

In addition, the Company may terminate Mr. Press’ employment at any time, with or without cause (as defined in the employment agreement), and Mr. Press may terminate his employment with the Company without or for good reason (as defined in the employment agreement), provided that termination by either party is subject to advance written notice and, in most instances, the satisfaction of other conditions. Under the employment agreement, in the event Mr. Press’ employment is terminated by the Company without cause or by Mr. Press for good reason, Mr. Press will be entitled to receive severance benefits equal to three months of his base salary for each year of service. In addition, Mr. Press will receive a 10-year option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.20, vesting monthly at the rate of approximately 5,556 per month. Mr. Press’ employment agreement also contains term and post-termination non-solicitation, confidentiality and non-competition covenants.

The above summary of the Messrs. Frija’s and Press’ employment agreements is not complete and is qualified in its entirety by reference to the text of the employment agreements, which are listed and incorporated by reference as Exhibits 10.1 and 10.2 to the report in which these condensed consolidated financial statements are included, and are incorporated by reference herein.

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of March 31, 2012 other than the following matters.

On May 15, 2011, the Company became aware that Ruyan Investment (Holdings) Limited (“Ruyan”) had named the Company, along with three other sellers of electronic cigarettes, in a lawsuit alleging patent infringement under federal law. In that lawsuit, which was initially filed on January 12, 2011, Ruyan was unsuccessful in bringing suit against the Company due to procedural rules of the court. Subsequent thereto, on July 29, 2011, Ruyan filed a new lawsuit in which it named the Company, along with seven other sellers of electronic cigarettes, alleging patent infringement under federal law. The lawsuit is Ruyan Investment (Holdings) Limited vs. Vapor Corp. et. al.2:11 CV-06268- GAF-FFM and is pending in the United States District Court for the Central District of California. On September 23, 2011, the Company filed an answer and counterclaims against Ruyan in the lawsuit. A joint scheduling conference among the parties occurred on January 9, 2012. On February 6, 2012, the Court sent out its final Scheduling Order and established a trial date of June 25, 2013. On February 27, 2012, Ruyan served its Infringement Contentions against the Company claiming that the Company’s Fifty-One Trio model of electronic cigarette infringes their patent. Although the Company can give no assurance as to the outcome of this lawsuit or the counterclaims, the Company believes that the allegations against it in this lawsuit are without merit, and the Company intends to vigorously defend against the lawsuit and prosecute its counterclaims.

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

Our Management’s Discussion and Analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and in our subsequent filings with the SEC, and include, among others, the following: competition, consumer acceptance of our products, changes in customer preferences, reliance on Chinese suppliers and manufacturers, government regulation, product liability claims and the availability, terms and deployment of capital. The terms “Vapor Corp.,” “Vapor,” “we,” “us,” “our,” and the “Company” refer to Vapor Corp. and its wholly owned subsidiary Smoke Anywhere USA, Inc. and the terms “Smoke Anywhere USA,” and “Smoke” refer to our wholly owned subsidiary Smoke Anywhere USA, Inc.”

Executive Overview

The Company designs, markets and distributes electronic cigarettes and accessories under the Fifty-One®, Krave®, VaporX®, EZ Smoker®, Green Puffer®, Americig®, FumaréTM, Hookah StixTM, and Smoke Star® brands. “Electronic cigarettes” or “e-cigarettes,” are battery-powered products that enable users to inhale nicotine vapor without fire, smoke, tar, ash, or carbon monoxide.

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

Critical Accounting Policies and Estimates

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our revenue recognition process and our accounting processes involving significant judgments, estimates and assumptions. These processes affect our reported revenues and current assets and are therefore critical in assessing our financial and operating status. We regularly evaluate these processes in preparing our consolidated financial statements. The processes for determining the allowance for collection of trade receivables, stock-based compensation and income taxes involve certain assumptions and estimates that we believe to be reasonable under present facts and circumstances. These estimates and assumptions, if incorrect, could adversely impact our operations and financial position. There were no changes to our critical accounting policies during the quarter ended March 31, 2012 as described in Item 7. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Results of Operations for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Net Sales for the three months ended March 31, 2012 and 2011 were $4,850,524 and $4,864,292, respectively, a decrease of $13,768 or approximately 0.2%. After reviewing the effectiveness of our direct marketing campaigns, we decreased our direct marketing campaigns and began the process of redesigning and reconfiguring the campaigns. This decrease in direct marketing has led to a decrease in direct sales to consumers during the three months ended March 31, 2012. We replaced those direct sales to consumers by increasing sales to distributors and wholesalers during the three months ended March 31, 2012.

Cost of goods sold for the three months ended March 31, 2012 and 2011 were $2,640,700 and $2,298,541, respectively, an increase of $342,159, or 14.9%. The increase is primarily due to a change in product mix to higher distributor and wholesaler sales, which have lower gross margins than our direct sales to consumers. Our gross margins decreased to 45.6% from 52.7% due to the change in the product mix, increases in freight costs related to higher fuel costs. These increases were offset by our lower average cost per unit during the three months ended March 31, 2012, due to more consistent purchases from our suppliers and we have consolidated our product acquisitions with fewer suppliers. We believe we can lower our average cost per unit through higher volume purchases from suppliers.

Selling, general and administrative expenses for the three months ended March 31, 2012 and 2011 were $1,494,913 and $859,040, an increase of $635,873 or 74.0%. The increase is primarily attributable to increases in salaries and related benefits of $421,261 due to increased personnel, including the hiring of a chief financial officer, increased compensation arrangements with our chief executive officer and the hiring of additional sales personnel; occupancy costs of $55,434 due to the Company moving to a new facility and an increase in infrastructure costs; variable selling expenses of $246,179 due to increases in freight out, insurance and travel costs; professional fees of $143,560 for accounting and legal matters; net of a decrease in consulting fees of $239,824 primarily attributable to the hiring of additional personnel.

Advertising expense was approximately $973,269 for the three months ended March 31, 2012 compared to approximately $1,936,352 for the same period in 2011, a decrease of $963,083 or approximately 50%. We decreased certain of our direct marketing campaigns during the quarter and continued various other advertising campaigns during the quarter.

Income tax benefit for the three months ended March 31, 2012 and 2011 was $75,642 and $0, respectively. The Company is currently subject to federal tax liens for failure to timely pay federal corporate taxes for the year ended December 31, 2009. The tax liens, including interest and penalties amount to $281,236. The Company has paid the amounts owing in full during the first quarter of 2012 and expects to resolve the liens before the end of the second quarter of 2012.

Net loss for the three months ended March 31, 2012 and 2011 was $182,716 and $229,641, respectively, as a result of the items discussed above.

Liquidity and Capital Resources

We are not aware of any factors that are reasonably likely to adversely affect liquidity trends, other than those factors summarized under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. We are not involved in any hedging activities and had no forward exchange contracts outstanding at March 31, 2012. In the ordinary course of business we enter into purchase commitments by issuing purchase orders, which may or may not require vendor deposits. These transactions are recognized in our condensed consolidated financial statements in accordance with GAAP.

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

At March 31, 2012, we had working capital of $1,169,236 compared to $1,347,846 at December 31, 2011, a decrease of $178,610.

Our cash used in operating activities was $271,221 for the three months ended March 31, 2012, which compared unfavorably to cash used in operating activities of $17,033 during the three months ended March 31, 2011. The Company funded operations with cash on hand. The changes in cash provided by operating activities for the three months ended March 31, 2012 included increases in accounts receivable, prepaid expenses and accounts payable, and decreases in inventories and accrued expenses, which are attributable to our efforts to increase sales and accommodate anticipated future sales growth.

Our net cash used in investing activities was $6,688 for the three months ended March 31, 2012 for purchases of property and equipment.

In the ordinary course of our business, we enter in to purchase orders for components and finished goods, which may or may not require vendor deposits and may or may not be cancellable by either party. At March 31, 2012 and December 31, 2011, we had $742,595 and $497,455 in vendor deposits, respectively. At March 31, 2012 and December 31, 2011, we do not have any material financial guarantees or other contractual commitments that are reasonably likely to have an adverse effect on liquidity.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

We do not consider our business to be seasonal.

Inflation and Changing Prices

Neither inflation or changing prices for the three months ended March 31, 2012 had a material impact on our operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

Reference is made to Note 6 to the Company’s condensed consolidated financial statements included elsewhere in this report for the information required by this Item.

Item 6.	Exhibits.

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1 *	Section 1350 Certifications of Chief Executive Officer.

32.2 *	Section 1350 Certifications of Chief Financial Officer.

101.INS **	XBRL Instance Document

101.DEF **	XBRLDefinition Linkbase Document

101.CAL **	XBRL Extension Calculation Linkbase Document

101.LAB **	XBRL Extension Label Linkbase Document

101. PRE **	XBRL Presentation Linkbase Document

101. SCH **	XBRL Extension Schema Document

*	Filed herewith.
**	Furnished herewith. XBRL information is furnished and filed for purposes of Sections 11 and 12 of the Securities Act of 1933

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAPOR CORP.

Date: May 10, 2012	By: /s/ Kevin Frija
Kevin Frija
President and Chief Executive Officer

Date: May 10, 2012	By: /s/ Harlan Press
Harlan Press
Chief Financial Officer