Form 10-Q
period 2012-06-30
VAPOR CORP.
filed 2012-08-13
CIK 844856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 13, 2012, there were 60,185,344 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

VAPOR CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$388,289	$356,485
Due from merchant credit card processor, net of reserve for chargebacks of $12,000 and $40,000, respectively	768,395	661,575
Accounts receivable, net of allowance of $80,000	987,017	624,593
Inventories	1,808,933	2,234,834
Prepaid expenses	767,145	639,660
Deferred tax asset, net	119,702	143,037

TOTAL CURRENT ASSETS	4,839,481	4,660,184
Property and equipment, net of accumulated depreciation of $10,672 and $5,144, respectively	31,114	27,323
Other assets	37,000	12,000

TOTAL ASSETS	$4,907,595	$4,699,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,026,409	$1,628,940
Accrued expenses	245,812	284,042
Senior convertible notes payable to related parties, net of debt discount of $3,848 and $0, respectively	296,152	—
Customer deposits	129,953	675,000
Income taxes payable	174,233	724,356

TOTAL CURRENT LIABILITIES	3,872,559	3,312,338

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 250,000,000 shares authorized, 60,185,344 shares issued and outstanding	60,185	60,185
Additional paid-in capital	1,611,336	1,587,018
Accumulated deficit	(636,485)	(260,034)

TOTAL STOCKHOLDERS’ EQUITY	1,035,036	1,387,169

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,907,595	$4,699,507

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Six Months Ended June 30,		For The Three Months Ended June 30,
	2012	2011	2012	2011
SALES, NET	$12,988,529	$9,303,984	$8,138,005	$4,439,692
Cost of goods sold	8,199,587	3,417,585	5,558,887	1,119,044

GROSS PROFIT	4,788,942	5,886,399	2,579,118	3,320,648

EXPENSES:
Selling, general and administrative	3,310,260	2,017,459	1,815,347	1,158,735
Advertising	2,013,270	2,850,628	1,040,001	913,959

Total operating expenses	5,323,530	4,868,087	2,855,348	2,072,694

Operating (loss) income	(534,588)	1,018,312	(276,230)	1,247,954

Other expense (income):
Interest expense	1,829	—	1,829	—

Other expense (income), net	1,829	—	1,829	—

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	(536,417)	1,018,312	(278,059)	1,247,954
Income tax (benefit) expense	(159,966)	389,437	(84,324)	389,437

NET (LOSS) INCOME	$(376,451)	$628,875	$(193,735)	$858,517

BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE	$(0.01)	$0.01	$(0.00)	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING –BASIC AND DILUTED	60,185,344	60,167,112	60,185,344	60,185,344

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

(UNAUDITED)

	For The Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES:
Net (loss) income	$(376,451)	$628,875
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for merchant credit card processing losses	—	(30,000)
Depreciation	5,528	1,163
Amortization of debt discount	54	—
Stock-based compensation	20,416	38,581
Deferred tax asset	23,335	—
Changes in operating assets and liabilities:
Due from merchant credit card processors	(106,820)	(514,373)
Accounts receivable	(362,424)	(69,439)
Inventories	425,901	(501,514)
Prepaid expenses	(127,485)	(63,723)
Other assets	(25,000)	(12,000)
Accounts payable	1,397,469	97,070
Accrued expenses	(38,230)	53,004
Customer deposits	(545,047)	—
Income taxes payable	(550,123)	380,445

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(258,877)	8,089

INVESTING ACTIVITIES:
Purchases of property and equipment	(9,319)	(23,862)

NET CASH USED IN INVESTING ACTIVITIES	(9,319)	(23,862)
FINANCING ACTIVITIES
Proceeds from senior convertible notes payable to related parties	300,000	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	300,000	—

INCREASE (DECREASE) IN CASH	31,804	(15,773)
CASH — BEGINNING OF PERIOD	356,485	65,734

CASH — END OF PERIOD	$388,289	$49,961

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$60,719	$155

Cash paid for income taxes	$366,814	$2,097

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. ORGANIZATION AND BASIS OF PRESENTATION

Business description

Vapor Corp. (the “Company”) is the holding company for its wholly owned subsidiary Smoke Anywhere U.S.A., Inc. (“Smoke ”). The Company designs, markets and distributes electronic cigarettes and accessories under the Fifty-One®, Krave®, VaporX®, EZ Smoker®, Green Puffer®, Americig®, FumaréTM, Hookah StixTM, and Smoke Star® brands. “Electronic cigarettes” or “e-cigarettes”, designed to look like traditional cigarettes, are battery powered products that enable users to inhale nicotine vapor without smoke, tar, ash or carbon monoxide.

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

These unaudited condensed consolidated financial statements for the three and six months ended June 30, 2012 and 2011 should be read in conjunction with the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K for such year as filed with the SEC on March 27, 2012. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

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

Use of estimates in the preparation of the financial statements

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of net revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities, derivative instruments, hybrid instruments, share based payment arrangements, deferred tax and valuation allowances. Certain of our estimates could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and records adjustments when necessary.

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

At June 30, 2012 and December 31, 2011 accounts receivable balances included a concentration from one customer of an amount greater than 10% of the total net accounts receivable balance ($302,923 and $114,525, respectively, from Customer A). As to revenues, one customer accounted for sales in excess of 10% of the net sales for the three and six months period ended June 30, 2012 ($3,117,804 and $3,457,551, respectively, to Customer B). No customers accounted for revenues in excess of 10% of the net sales for the three and six month periods ended June 30, 2011.

Inventories

Inventories are stated at the lower of cost or market determined by the first-in, first-out method. If the cost of the inventories exceeds their market value, provisions are recorded to write down excess inventory to its net realizable value. The Company’s inventories consist primarily of merchandise available for resale.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the respective asset, after the asset is placed in service. Depreciation expense for the three months ended June 30, 2012 and 2011 was $2,961 and $1,163, respectively. Depreciation expense for the six months ended June 30, 2012 and 2011 was $5,528 and $1,163, respectively.

Income Taxes

The provision (benefit) for income taxes is based on (loss) income before income tax (benefit) expense reported for financial statement purposes after adjustments for transactions that do not have tax consequences. Deferred tax assets and liabilities are realized according to the estimated future tax consequences attributable to differences between the carrying value of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates as of the date of the condensed consolidated balance sheets. The effect of a change in tax rates on deferred tax assets and liabilities is reflected in the period that includes the statutory enactment date. A deferred tax asset valuation allowance is recorded when it has been determined that it is more likely than not that deferred tax assets will not be realized. If a valuation allowance is needed, a subsequent change in circumstances in future periods that causes a change in judgment about the realization of the related deferred tax amount could result in the reversal of the deferred tax valuation allowance.

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

In order to determine the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter. Income tax (benefit) expense for the three months ended June 30, 2012 and 2011 was ($84,324) and $389,437, respectively. Income tax (benefit) expense for the six months ended June 30, 2012 and 2011 was ($159,966) and $389,437, respectively. The effective tax rate for the three and six months ended June 30, 2012 differs from the U.S. federal statutory rate of 35% primarily due to under accrual of state income taxes from prior years and certain permanent differences between tax reporting purposes and financial reporting purposes. The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. The Company does not have any net operating loss carryforwards. The Company’s consolidated federal tax return and any state tax returns are not currently under examination. The Company was subject to federal tax liens for failure to timely pay federal corporate taxes for the year ended December 31, 2009 during the six months ended June 30, 2012. The tax liens, including interest and penalties, were $281,236. The Company paid the amounts owing in full during the first quarter of 2012. Effective July 5, 2012, the federal liens were permanently released.

Fair value measurements

The Company adopted the provisions of Accounting Standards Codification (“ASC”) Topic No. 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, due from merchant credit card processors, accounts receivable, accounts payable and accrued expenses which are carried at historical cost basis approximates their fair market values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value: Level 1 – quoted prices in active markets for identical assets or liabilities; Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable; and Level 3 – inputs that are unobservable.

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

Derivative Instruments

The Company accounts for free-standing derivative instruments and hybrid instruments that contain embedded derivative features in accordance with ASC Topic No. 815, “Accounting for Derivative Instruments and Hedging Activities,” (“ASC 815”) as well as related interpretations of this topic. In accordance with this topic, derivative instruments and hybrid instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument.

The Company estimates fair values of derivative instruments and hybrid instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective of measuring fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex instruments, such as free-standing warrants, the Company generally uses the Black-Scholes-Merton valuation model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as the Black-Scholes-Merton valuation model) are highly volatile and sensitive to changes in the trading market price of the Company’s common stock. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s income (loss) going forward will reflect the volatility in these estimates and assumption changes. Under ASC 815, increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

The Company accounts for convertible debt instruments when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The Company amortizes the respective debt discount over the term of the notes, using the straight-line method, which approximates the effective interest method.

Recent Accounting Pronouncements

The Financial Accounting Standards Board, the Emerging Issues Task Force and the SEC have issued certain accounting standards, updates and regulations as of June 30, 2012 that will become effective in subsequent periods; however, management of the Company does not believe that any of those standards, updates or regulations would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during the three and six months ended June 30, 2012 or 2011, and it does not believe that any of them will have a significant impact on the Company’s condensed consolidated financial statements at the time they become effective.

Note 3. Senior Convertible Notes Payable to Related Parties

On June 19, 2012, the Company entered into securities purchase agreements with Kevin Frija, its Chief Executive Officer, Harlan Press, its Chief Financial Officer, and Doron Ziv, a greater than 10% stockholder of the Company, pursuant to which Messrs. Frija, Press and Ziv purchased from the Company (i) $300,000 aggregate principal amount of the Company’s senior convertible notes (the “Senior Convertible Notes”) and (ii) common stock purchase warrants to purchase up to an aggregate of 46,512 shares of the Company’s common stock as described in Note 5 below.

The Senior Convertible Notes bear interest at 18% per annum, provide for cash interest payments on a monthly basis, mature on June 18, 2015, are redeemable at the option of the holders at any time after June 18, 2013 subject to certain limitations, are convertible into shares of the Company’s common stock at the option of the holders at an initial conversion price of $0.213 per share (which represents 110% of the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding June 19, 2012) subject to certain anti-dilution protection and are senior unsecured obligations of the Company.

The Senior Convertible Notes do not restrict the Company’s ability to incur future indebtedness.

During the three and six months ended June 30, 2012, the Company recorded $3,902 as debt discount on the $300,000 principal amount of Senior Convertible Notes issued on June 19, 2012, due to the valuation of the common stock purchase warrants issued in conjunction therewith. The debt discount will be amortized, using the straight-line method, over the life of the Senior Convertible Notes, or until such time that the Senior Convertible Notes are converted, in full or in part, into shares of common stock of the Company with any unamortized debt discount continuing to be amortized in the event of any partial conversion of the Senior Convertible Notes and any unamortized debt discount being expensed at such time of full conversion of the Senior Convertible Notes. The Senior Convertible Notes are presented net of the debt discount. During the six months ended June 30, 2012, the Company recorded $54 in amortization expense related to the debt discount, which is included in interest expense in the Company’s condensed consolidated statement of operations.

Note 4. STOCKHOLDERS’ EQUITY

Issuance of Common Stock

On March 7, 2011, the Company issued a total of 100,000 shares of common stock, pursuant to a consultancy agreement dated February 17, 2011. The Company terminated the agreement on May 3, 2011 and 50,000 shares were subject to be returned to the Company. Said shares were returned to the Company and cancelled on June 23, 2011. The Company valued these shares at $21,500 based on the market price and recognized an expense in the amount of $0 and $21,500, which is included in stock-based compensation expense for the three and six months ended June 30, 2011.

Stock-based Compensation

During the three months ended June 30, 2012 and 2011, the Company recognized stock-based compensation expense of $12,189 and $8,540, respectively, which is included as part of selling, general and administrative expense in the accompanying condensed consolidated statements of operations. During the six months ended June 30, 2012 and 2011, the Company recognized stock-based compensation expense of $20,416 and $17,080, respectively, which is included as part of selling, general and administrative expense in the accompanying condensed consolidated statements of operations. The amounts relate to the granting of options to employees and consultants to purchase 636,000 shares of the Company’s common stock with a grant price of $0.375 per share in January 2010 which vest in 4 equal annual installments valued at $122,748, the granting of options to the chief financial officer to purchase 200,000 shares of the Company’s common stock with a grant price of $0.20 per share in February 2012 which vest in 36 monthly installments valued at $20,000, and the granting of options to employees and consultants to purchase 400,000 shares of the Company’s common stock with a grant price of $0.23 per share in March 2012 which vest in 4 equal annual installments valued at $45,600. As of June 30, 2012, 318,000 of the 636,000 options granted to employees and consultants were vested, 22,224 of the 200,000 options granted to the chief financial officer were vested, and none of the 400,000 options granted to employees and consultants were vested. At June 30, 2012 and December 31, 2011, the amount of unamortized stock-based compensation expense on unvested stock options granted to employees and consultants was $106,558 and $61,374, respectively.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

For Six Months Ended June 30, 2012
Expected term	6.3 years
Risk Free interest rate	1.39% - 1.61%
Dividend yield	0.0%
Volatility	52%

Stock option activity

Options outstanding at June 30, 2012 under the various plans is as follows (in thousands):

Plan	Total Number of Options Outstanding in Plans
Equity compensation plans not approved by security holders	4,500
Equity Incentive Plan	1,236

5,736

A summary of activity under all option Plans at June 30, 2012 and changes during the six months ended June 30, 2012 (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	5,136	$0.441	6.63	—
Options granted	600	0.220	10.00	—
Options exercised	—	—	—	—
Options forfeited or expired	—	—	—	—

Outstanding at June 30, 2012	5,736	$0.399	6.98	$—

Exercisable at June 30, 2012	4,835	$0.444	6.28	$—

Options available for grant at June 30, 2012	38,764

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock ($0.22) for stock options.

Net loss per share

Basic net (loss) income per share are computed by dividing the net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion or exercise of the Company’s Senior Convertible Notes and common stock purchase warrants, as applicable, (using the if-converted or exercised method). Diluted loss per share excludes the shares issuable upon the conversion of Senior Convertible Notes and the exercise of stock options and common stock purchase warrants from the calculation of net loss per share, as their effect would be antidilutive.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net (loss) income per share, because the effect of their inclusion would have been anti-dilutive.

Securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted loss per share consist of the following as of June 30 (in thousands):

	Six months ended June 30, 2012	Three months ended June 30, 2012	Six months ended June 30, 2011	Three months ended June 30, 2011
Senior convertible notes	1,408	1,408	—	—
Common stock purchase warrants	47	47	—	—
Stock options	5,736	5,736	5,208	5,208

Total	7,191	7,191	5,208	5,208

Note 5. RELATED PARTY TRANSACTIONS

On June 19, 2012, the Company entered into securities purchase agreements with Kevin Frija, its Chief Executive Officer, Harlan Press, its Chief Financial Officer, and Doron Ziv, a greater than 10% stockholder of the Company, pursuant to which Messrs. Frija, Press and Ziv (each, a “Purchaser”) purchased from the Company (i) $300,000 aggregate principal amount of the Senior Convertible Notes (described in Note 3 above) and (ii) common stock purchase warrants to purchase up to an aggregate of 46,512 shares of the Company’s common stock (the “Warrants”).

Each Purchaser purchased a Senior Convertible Note in the principal amount of $100,000 and a Warrant to purchase up to 15,504 shares of the Company’s common stock (which number of shares represents the quotient obtained by dividing (x) $3,000 (3% of the $100,000 principal amount of the Senior Convertible Note) by (y) $0.1935 (the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding June 19, 2012)).

The Warrants are exercisable at initial exercise price of $0.213 per share (which represents 110% of the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding June 19, 2012) subject to certain anti-dilution protection and may be exercised at the option of the holders for cash or on a cashless basis until June 18, 2017.

The Warrants were evaluated in accordance with ASC 815 and were determined to be equity instruments.

The Company estimated the fair value of these Warrants using the Black-Scholes-Merton valuation model. The significant assumptions which the Company used to measure the fair value were as follows:

Stock Price	$0.20
Term	5 years
Volatility	51.4%
Risk-free interest rate	0.71%
Dividend yield	0.0%

The Company utilized the services of an entity that is owned 50% by its President and Chief Executive Officer. The entity performed fulfillment services and leasing of warehouse space to the Company prior to its move to new facilities in the second quarter of 2011. Upon its move to its new facilities such services ceased. Amounts paid to this entity for the three and six months ended June 30, 2011 were $35,749 and $66,043, respectively.

Note 6. COMMITMENTS AND CONTINGENCIES

Lease Commitments

In March 2011, the Company entered into an operating lease for its new Florida office and warehouse facilities, expiring on April 30, 2013, which provides for minimum annual rentals of approximately $144,000, and provides, subject to its exercise, six successive one-year renewal options.

The remaining minimum annual rents for the years ending December 31 are:

2012	$72,000
2013	48,000

Total	$120,000

Rent expense for the three and six months ended June 30, 2012 and 2011 was $38,160 and $76,320 and $13,533 and $32,815, respectively, and is included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations.

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

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of June 30, 2012 other than the following matters.

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

On June 22, 2012, Ruyan filed a second lawsuit against the Company alleging patent infringement under federal law by the Company of a certain patent issued to Ruyan by the United States Patent Office on April 17, 2012. This second lawsuit is Ruyan Investment (Holdings) Limited vs. Vapor Corp. CV-12-5466 and is pending in the United States District Court for the Central District of California. The Company intends to vigorously defend against this lawsuit.

NOTE 7. SUBSEQUENT EVENTS

On July 9, 2012, the Company borrowed $500,000 from Ralph Frija, the father of the Company’s Chief Executive Officer Kevin Frija and a less than 5% stockholder of the Company, pursuant to a senior note (the “Senior Note”).

The Senior Note bears interest at 24% per annum, provides for cash interest payments on a monthly basis, is a senior unsecured obligation of the Company, and matures at the discretion of the Company on the earlier of (x) the date on which the Company consummates a single or series of related financings from which it receives net proceeds in excess of 125% of the initial principal amount of the Note or (y) January 8, 2013.

The Senior Note does not restrict the Company’s ability to incur future indebtedness.

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, other than the issuance of the Senior Note described in the preceding paragraphs, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Critical Accounting Policies and Estimates

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our revenue recognition process and our accounting processes involving significant judgments, estimates and assumptions. These processes affect our reported revenues and current assets and are therefore critical in assessing our financial and operating status. We regularly evaluate these processes in preparing our consolidated financial statements. The processes for determining the allowance for collection of trade receivables, stock-based compensation and income taxes involve certain assumptions and estimates that we believe to be reasonable under present facts and circumstances. These estimates and assumptions, if incorrect, could adversely impact our operations and financial position. There were no changes to our critical accounting policies during the quarter ended June 30, 2012 as described in Item 7. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Results of Operations for the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Sales, net for the six months ended June 30, 2012 and 2011 were $12,988,529 and $9,303,984, respectively, an increase of $3,684,545 or approximately 39.6%. The increase in sales is primarily attributable to private label sales to a new customer. After reviewing the effectiveness of our direct marketing campaigns, we decreased our direct marketing campaigns and began the process of redesigning and reconfiguring the campaigns. In addition, we increased our Internet advertising campaigns. This decrease in direct marketing and increase in Internet advertising has led to a decrease in direct sales to consumers during the six months ended June 30, 2012. We replaced those direct sales to consumers by increasing sales to distributors and wholesalers during the six months ended June 30, 2012.

Cost of goods sold for the six months ended June 30, 2012 and 2011 were $8,199,587 and $3,417,585 respectively, an increase of $4,782,002, or 139.9%. The increase is primarily due to a change in product mix to higher distributor and wholesaler sales, which have lower gross margins than our direct sales to consumers. Our gross margins decreased to 36.9% for the six months ended June 30, 2012 from 63.3% for the six months ended June 30, 2011 due to the change in the product mix and increases in freight costs related to higher fuel costs. This increase in cost of goods sold for the six months ended June 30, 2012 was partially offset by our lower average cost per unit during the period, due to more consistent purchases from our suppliers and we have consolidated our product acquisitions with fewer suppliers. We believe we can lower our average cost per unit through higher volume purchases from suppliers.

Selling, general and administrative expenses for the six months ended June 30, 2012 and 2011 were $3,310,260 and $2,017,459, an increase of $1,292,801 or 64.1%. The increase is primarily attributable to increases in salaries and related benefits of $905,140 due to increased personnel, including the hiring of a chief financial officer, increased compensation arrangements with our chief executive officer and the hiring of additional sales personnel; increased occupancy costs of $80,701 due to the Company moving to a new facility and an increase in infrastructure costs; increased variable selling expenses of $365,330 due to increases in freight out, insurance and travel costs, net of decreases in merchant card processing fees; increased professional fees of $284,645 for accounting and legal matters; net of decreased consulting fees of $386,042 primarily attributable to the hiring of additional personnel instead of engaging consultants.

Advertising expense was approximately $2,013,270 for the six months ended June 30, 2012 compared to approximately $2,850,628 for the same period in 2011, a decrease of $837,358 or approximately 29.4%. During the six months ended June 30, 2012, we decreased certain of our direct marketing campaigns and increased and continued various other advertising campaigns.

Interest expense was approximately $1,829 and $0 for the six months ended June 30, 2012 and 2011, respectively. The increase was attributable to the Senior Convertible Notes (discussed in Note 3 to the condensed consolidated financial statements included elsewhere in this report) issued on June 19, 2012.

Income tax (benefit) expense for the six months ended June 30, 2012 and 2011 was ($159,966) and $389,437, respectively. The effective tax rate for the six months ended June 30, 2012 and 2011differs from the U.S. federal statutory rate of 35% primarily due to under accrual of state income taxes from prior years and certain permanent differences between tax reporting purposes and financial reporting purposes. The Company was subject to federal tax liens for failure to timely pay federal corporate taxes for the year ended December 31, 2009 during the six months ended June 30, 2012. The tax liens, including interest and penalties, were $281,236. The Company paid the amounts owing in full during the first quarter of 2012. Effective July 5, 2012, the federal liens were permanently released.

Net (loss) income for the six months ended June 30, 2012 and 2011 was ($376,451) and $628,875, respectively, as a result of the items discussed above.

Results of Operations for the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Sales, net for the three months ended June 30, 2012 and 2011 were $8,138,005 and $4,439,692, respectively, an increase of $3,698,313 or approximately 83.3%. The increase in sales is primarily attributable to private label sales to a new customer and increased direct to consumer sales. After reviewing the effectiveness of our direct marketing campaigns, we decreased our direct marketing campaigns and began the process of redesigning and reconfiguring the campaigns. In addition, we increased our Internet advertising campaigns, which led to increased direct to consumer sales, which more than offset the decrease in direct marketing sales during the three months ended June 30, 2012.

Cost of goods sold for the three months ended June 30, 2012 and 2011 were $5,558,887 and $1,119,044, respectively, an increase of $4,439,843, or 396.7%. The increase is primarily due to a change in product mix to higher distributor and wholesaler sales, which have lower gross margins than our direct sales to consumers. Our gross margins decreased to 31.7% from 74.8% due to the change in the product mix. This increase in cost of goods sold for the three months ended June 30, 2012 was partially offset by our lower average cost per unit during the period, due to more consistent purchases from our suppliers and we have consolidated our product acquisitions with fewer suppliers. We believe we can lower our average cost per unit through higher volume purchases from suppliers.

Selling, general and administrative expenses for the three months ended June 30, 2012 and 2011 were $1,815,347 and $1,158,735, an increase of $656,612 or approximately 56.7%. The increase is primarily attributable to increases in salaries and related benefits of $483,881 due to increased personnel, including the hiring of a chief financial officer, increased compensation arrangements with our chief executive officer and the hiring of additional sales personnel; increased occupancy costs of $25,269 due to the Company moving to a new facility and an increase in infrastructure costs; increased variable selling expenses of $119,155 due to increases in freight out, insurance, travel costs, net of decrease in merchant card processing fees; increased professional fees of $141,085 for accounting and legal matters; net of decreased consulting fees of $146,218 primarily attributable to the hiring of additional personnel instead of engaging consultants.

Advertising expense was approximately $1,040,001 for the three months ended June 30, 2012 compared to approximately $913,959 for the same period in 2011, an increase of $126,042 or approximately 13.8%. During the three months ended June 30, 2012, we increased our Internet advertising campaigns and decreased certain of our direct marketing campaigns and continued various other advertising campaigns.

Interest expense was approximately $1,829 and $0 for the three months ended June 30, 2012 and 2011, respectively. The increase was attributable to the Senior Convertible Notes issued on June 19, 2012.

Income tax (benefit) expense for the three months ended June 30, 2012 and 2011 was ($84,324) and $389,437, respectively. The effective tax rate for the three months ended June 30, 2012 and 2011differs from the U.S. federal statutory rate of 35% primarily due to under accrual of state income taxes from prior years and certain permanent differences between tax reporting purposes and financial reporting purposes. The Company was subject to federal tax liens for failure to timely pay federal corporate taxes for the year ended December 31, 2009 during the three months ended June 30, 2012. The tax liens, including interest and penalties, were $281,236. The Company paid the amounts owing in full during the first quarter of 2012. Effective July 5, 2012, the federal liens were permanently released.

Net (loss) income for the three months ended June 30, 2012 and 2011 was ($193,735) and $858,517, respectively, as a result of the items discussed above.

Liquidity and Capital Resources

We are not aware of any factors that are reasonably likely to adversely affect liquidity trends, other than those factors summarized under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. We are not involved in any hedging activities and had no forward exchange contracts outstanding at June 30, 2012. In the ordinary course of business we enter into purchase commitments by issuing purchase orders, which may or may not require vendor deposits. These transactions are recognized in our condensed consolidated financial statements in accordance with GAAP.

We believe that our cash on hand, including the proceeds generated from the issuance of the Senior Convertible Notes and the Senior Note (discussed in Notes 3 and 7 to the condensed consolidated financial statements included elsewhere in this report), and anticipated cash flow from operations will provide sufficient liquidity and capital resources to fund our business for at least the next twelve months. However, we will need to raise additional capital in the form of equity or debt financing to provide excess liquidity and capital resources to fund our greater than anticipated growth of our business and to repay the Senior Note on or before January 8, 2013 (the stated maturity date). There are no assurances that we will be able to raise such additional capital on terms acceptable to us or at all.

At June 30, 2012, we had working capital of $966,922 compared to $1,347,846 at December 31, 2011, a decrease of $380,924.

Our net cash used in operating activities was ($258,877) for the six months ended June 30, 2012, which compared unfavorably to cash provided by operating activities of $8,089 during the six months ended June 30, 2011. Our net cash used in operating activities for the six months ended June 30, 2012 resulted from increases in due from merchant credit card processors, accounts receivable, prepaid expenses, other assets, and accounts payable, and decreases in inventories accrued expenses, customer deposits and income taxes payable, which are attributable to our efforts to increase sales and accommodate anticipated future sales growth.

Our net cash used in investing activities was $9,319 and $23,862 for the six months ended June 30, 2012 and 2011, respectively, for purchases of property and equipment.

Our net cash provided by financing activities was $300,000 and $0 for the six months ended June 30, 2012 and 2011, respectively. These financing activities relate to the Company’s issuance of the Senior Convertible Notes.

In the ordinary course of our business, we enter in to purchase orders for components and finished goods, which may or may not require vendor deposits and may or may not be cancellable by either party. At June 30, 2012 and December 31, 2011, we had $404,873 and $497,455 in vendor deposits, respectively. At June 30, 2012 and December 31, 2011, we do not have any material financial guarantees or other contractual commitments that are reasonably likely to have an adverse effect on liquidity.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

We do not consider our business to be seasonal.

Inflation and Changing Prices

Neither inflation or changing prices for the three and six months ended June 30, 2012 had a material impact on our operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

Reference is made to Note 6 to the Company’s condensed consolidated financial statements included elsewhere in this report for the information required by this Item.

Item 6.	Exhibits.

The documents set forth below are filed herewith or incorporated by reference as indicated.

Exhibit No.	Description

10.1	Form of Convertible Note (1)

10.2	Form of Warrant (1)

10.3	Form of Senior Note (2)

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certifications of Chief Executive Officer.

32.2*	Section 1350 Certifications of Chief Financial Officer.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 19, 2012.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 9, 2012.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAPOR CORP.

Date: August 13, 2012
By: /s/ Kevin Frija
Kevin Frija
President and Chief Executive Officer

Date: August 13, 2012
By: /s/ Harlan Press
Harlan Press
Chief Financial Officer