Form 10-Q/A
period 2012-06-30
VAPOR CORP.
filed 2012-08-23
CIK 844856

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10–Q for the quarterly period ended June 30, 2012, originally filed with the Securities and Exchange Commission on August 13, 2012 (the “Form 10–Q”), is to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Under Rule 405(a)(2)(ii) of Regulation S-T, this Exhibit 101 is permitted to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other changes have been made to the Form 10–Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way, disclosures made in the original Form 10–Q. Pursuant to Rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.	Exhibits.

The documents set forth below are filed herewith or incorporated by reference as indicated.

Exhibit No.	Description

10.1	Form of Convertible Note (1)

10.2	Form of Warrant (1)

10.3	Form of Senior Note (2)

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1 *	Section 1350 Certifications of Chief Executive Officer.

32.2 *	Section 1350 Certifications of Chief Financial Officer.

101.INS **	XBRL Instance Document

101.DEF **	XBRLDefinition Linkbase Document

101.CAL **	XBRL Extension Calculation Linkbase Document

101.LAB **	XBRL Extension Label Linkbase Document

101.PRE **	XBRL Presentation Linkbase Document

101.SCH **	XBRL Extension Schema Document

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 19, 2012.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 9, 2012.
*	Previously filed on August 13, 2012 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.
**	Furnished herewith. XBRL information is furnished and filed for purposes of Sections 11 and 12 of the Securities Act of 1933

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAPOR CORP.

Date: August 22, 2012	By:	/s/ Kevin Frija
Kevin Frija
President and Chief Executive Officer

Date: August 22, 2012	By:	/s/ Harlan Press
Harlan Press
Chief Financial Officer

4