Form 10-Q
period 2012-09-30
VAPOR CORP.
filed 2012-11-14
CIK 844856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 13, 2012, there were 60,185,344 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

VAPOR CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$13,018	$356,485
Due from merchant credit card processor, net of reserve for chargebacks of $15,000 and $40,000, respectively	1,121,249	661,575
Accounts receivable, net of allowance of $61,000 and $80,000, respectively	462,013	624,593
Inventories	1,919,249	2,234,834
Prepaid expenses	719,140	639,660
Income tax refund	306,429	—
Deferred tax asset, net	131,860	143,037

TOTAL CURRENT ASSETS	4,672,958	4,660,184

Property and equipment, net of accumulated depreciation of $13,634 and $5,144, respectively	28,152	27,323
Other assets	37,000	12,000

TOTAL ASSETS	$4,738,110	$4,699,507

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,217,080	$1,628,940
Accrued expenses	222,401	284,042
Customer deposits	223,933	675,000
Income taxes payable	—	724,356

TOTAL CURRENT LIABILITIES	3,663,414	3,312,338

LONG-TERM DEBT:
Senior convertible notes payable to related parties, net of debt discount of $3,886 and $0, respectively	346,114	—
Senior note payable to stockholder	500,000	—

TOTAL LONG-TERM DEBT	846,114	—

TOTAL LIABILITIES	4,509,528	3,312,338

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 250,000,000 shares authorized, 60,185,344 shares issued and outstanding	60,185	60,185
Additional paid-in capital	1,623,892	1,587,018
Accumulated deficit	(1,455,495)	(260,034)

TOTAL STOCKHOLDERS’ EQUITY	228,582	1,387,169

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,738,110	$4,699,507

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Nine Months Ended September 30,		For The Three Months Ended September 30,
	2012	2011	2012	2011
SALES, NET	$16,844,097	$12,634,823	$3,855,568	$3,330,839
Cost of goods sold	10,703,606	5,324,505	2,504,019	1,906,920

GROSS PROFIT	6,140,491	7,310,318	1,351,549	1,423,919

EXPENSES:
Selling, general and administrative	5,073,162	3,170,969	1,762,902	1,153,510
Advertising	2,854,003	3,320,116	840,733	469,488

Total operating expenses	7,927,165	6,491,085	2,603,635	1,622,998

Operating (loss) income	(1,786,674)	819,233	(1,252,086)	(199,079)

Other expense:
Interest expense	43,072	—	41,243	—

Other expense	43,072	—	41,243	—

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	(1,829,746)	819,233	(1,293,329)	(199,079)
Income tax (benefit) expense	(634,285)	314,900	(474,319)	(74,537)

NET (LOSS) INCOME	$(1,195,461)	$504,333	$(819,010)	$(124,542)

BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE	$(0.02)	$0.01	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING –BASIC AND DILUTED	60,185,344	60,173,256	60,185,344	60,185,344

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES:
Net (loss) income	$(1,195,461)	$504,333
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for allowances	5,468	—
Depreciation	8,490	3,011
Amortization of debt discount	385	—
Stock-based compensation	32,604	42,055
Deferred tax asset	11,177	(57,380)
Changes in operating assets and liabilities:
Due from merchant credit card processors	(459,674)	(246,368)
Accounts receivable	157,112	(187,949)
Inventories	315,585	(782,318)
Prepaid expenses	(79,481)	(74,915)
Other assets	(25,000)	(12,000)
Accounts payable	1,588,140	613,281
Accrued expenses	(61,641)	113,490
Customer deposits	(451,067)	—
Income taxes	(1,030,785)	363,289

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,184,148)	278,529

INVESTING ACTIVITIES:
Purchases of property and equipment	(9,319)	(24,410)

NET CASH USED IN INVESTING ACTIVITIES	(9,319)	(24,410)

FINANCING ACTIVITIES
Proceeds from senior convertible notes payable to related parties	350,000	—
Proceeds from senior note payable to stockholder	500,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	850,000	—

(DECREASE) INCREASE IN CASH	(343,467)	254,119

CASH — BEGINNING OF PERIOD	356,485	65,734

CASH — END OF PERIOD	$13,018	$319,853

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$88,880	$155

Cash paid for income taxes	$381,814	$2,097

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. ORGANIZATION AND BASIS OF PRESENTATION

Business description

Vapor Corp. (the “Company”) is the holding company for its wholly owned subsidiary Smoke Anywhere U.S.A., Inc. (“Smoke “). The Company designs, markets and distributes electronic cigarettes and accessories under the Fifty-One®, Krave®, VaporX®, EZ Smoker®, Green Puffer®, Americig®, FumaréTM, Hookah StixTM, and Smoke Star® brands. “Electronic cigarettes” or “e-cigarettes”, designed to look like traditional cigarettes, are battery powered products that enable users to inhale nicotine vapor without smoke, tar, ash or carbon monoxide.

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

These unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2012 and 2011 should be read in conjunction with the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K for such year as filed with the SEC on March 27, 2012. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

Liquidity

Our liquidity and capital resources have decreased significantly as a result of the net operating losses we incurred during the third quarter of 2012. Subsequent to September 30, 2012, as discussed in Note 7, the Company amended the redemption feature of the $300,000 Senior Convertible Notes that were entered into on June 19, 2012 with Kevin Frija, its Chief Executive Officer, Harlan Press, its Chief Financial Officer and Doron Ziv, a greater than 10% stockholder of the Company to extend the redemption provision of the note at the option of the holders from any time after June 18, 2013 to any time after June 18, 2014. In addition, the Company amended the redemption feature of the $50,000 Senior Convertible Note with Kevin Frija to extend the redemption provision of the note at the option of the holder from any time after September 27, 2013 to any time after September 27, 2014. The Company also extended the maturity date on the $500,000 Senior Note payable from January 8, 2013 to January 8, 2014. At September 30, 2012, we had working capital of $1,009,544 compared to $1,347,846 at December 31, 2011, a decrease of $338,302.

Although the Company can provide no assurances, it believes its cash on hand, forthcoming income tax refund, and anticipated cash flow from operations will provide sufficient liquidity and capital resources to fund its business for at least the next twelve months. However, it may need to raise additional capital in the form of equity or debt financing to fund the anticipated growth of our business. There are no assurances that it will be able to raise such additional capital on terms acceptable to the Company or at all. In the event that the Company does not raise additional capital, it may be required to curtail its growth initiatives, scale back its operations and/or take additional measures to reduce costs in order to conserve its cash.

Note 2. SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated.

Reclassifications

Certain amounts in the prior period have been reclassified to conform to the current period presentation. These reclassifications had no effect on the Company’s previously reported financial position and results of operations.

Use of estimates in the preparation of the financial statements

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of net revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities, derivative instruments, hybrid instruments, share based payment arrangements, deferred tax and valuation allowances. Certain of our estimates could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and records adjustments when necessary.

Revenue recognition

The Company recognizes revenue from product sales or services rendered when the following four revenue recognition criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the selling price is fixed or determinable, and (iv) collectability is reasonably assured.

Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances are recorded when the products are shipped, title passes to customers and collection is reasonably assured. Retail sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon the Company’s delivery to the carrier. Return allowances, which reduce product revenue, are estimated using historical experience. Revenue from product sales and services rendered is recorded net of sales and consumption taxes.

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

At September 30, 2012, accounts receivable balances included a concentration from one customer of an amount greater than 10% of the total net accounts receivable balance ($49,553 from Customer A.) At December 31, 2011 accounts receivable balances included a concentration from one customer of an amount greater than 10% of the total net accounts receivable balance ($114,525 from Customer B). As to revenues, one customer accounted for sales in excess of 10% of the net sales for the three and nine month periods ended September 30, 2012 ($635,535 and $4,093,086, respectively, to Customer C). No customers accounted for revenues in excess of 10% of the net sales for the three and nine month periods ended September 30, 2011.

Inventories

Inventories are stated at the lower of cost or market determined by the first-in, first-out method. If the cost of the inventories exceeds their market value, provisions are recorded to write down excess inventory to its net realizable value. The Company’s inventories consist primarily of merchandise available for resale.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the respective asset, after the asset is placed in service. Depreciation expense for the three months ended September 30, 2012 and 2011 was $2,962 and $1,849, respectively and is included in selling, general and administrative expense on the condensed consolidated statements of operations. Depreciation expense for the nine months ended September 30, 2012 and 2011 was $8,490 and $3,011, respectively and is included in selling, general and administrative expense on the consolidated statements of operations.

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

In order to determine the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter. Income tax (benefit) for the three months ended September 30, 2012 and 2011 was ($474,319) and ($74,537), respectively. Income tax (benefit) expense for the nine months ended September 30, 2012 and 2011 was ($634,285) and $314,900, respectively. The effective tax rate for the three and nine months ended September 30, 2012 differs from the U.S. federal statutory rate of 35% primarily due to under accrual of state income taxes from prior years and certain permanent differences between tax reporting purposes and financial reporting purposes. The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. The Company does not have any net operating loss carryforwards. The Company’s consolidated federal tax return and any state tax returns are not currently under examination. The Company was subject to federal tax liens for failure to timely pay federal corporate taxes for the year ended December 31, 2009. These tax liens, including interest and penalties, amounted to $281,236. The Company paid the amounts owed in full during the first quarter of 2012 and effective July 5, 2012, the federal liens were permanently released.

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

Convertible Debt Instruments

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board, the Emerging Issues Task Force and the SEC have issued certain accounting standards, updates and regulations as of September 30, 2012 that will become effective in subsequent periods; however, management of the Company does not believe that any of those standards, updates or regulations would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during the three and nine months ended September 30, 2012 or 2011, and it does not believe that any of them will have a significant impact on the Company’s condensed consolidated financial statements at the time they become effective.

Note 3. Notes Payable to Related Parties and a Shareholder

Senior Convertible Notes Payable to Related Parties

On June 19, 2012, the Company entered into securities purchase agreements with Kevin Frija, its Chief Executive Officer, Harlan Press, its Chief Financial Officer, and Doron Ziv, a greater than 10% stockholder of the Company, pursuant to which Messrs. Frija, Press and Ziv purchased from the Company (i) $300,000 aggregate principal amount of the Company’s senior convertible notes (the “$300,000 Senior Convertible Notes”) and (ii) common stock purchase warrants to purchase up to an aggregate of 46,512 shares of the Company’s common stock as described in Note 5 below.

The $300,000 Senior Convertible Notes bear interest at 18% per annum, provide for cash interest payments on a monthly basis, mature on June 18, 2015, are redeemable at the option of the holders at any time after June 18, 2013 subject to certain limitations, are convertible into shares of the Company’s common stock at the option of the holders at an initial conversion price of $0.213 per share (which represents 110% of the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding June 19, 2012) subject to certain anti-dilution protection and are senior unsecured obligations of the Company.

Subsequent to September 30, 2012, as discussed in Note 7, the Company amended the redemption feature of the $300,000 Senior Convertible Notes that were entered into on June 19, 2012 with Kevin Frija, its Chief Executive Officer, Harlan Press, its Chief Financial Officer and Doron Ziv, a greater than 10% stockholder of the Company to extend the redemption provision of the note at the option of the holders from any time after June 18, 2013 to any time after June 18, 2014.

On September 28, 2012, the Company entered into a securities purchase agreement with Kevin Frija, its Chief Executive Officer, pursuant to which Mr. Frija purchased from the Company (i) a $50,000 principal amount senior convertible note of the Company (the “$50,000 Senior Convertible Note”) and (ii) common stock purchase warrants to purchase up to an aggregate of 6,868 shares of the Company’s common stock as described in Note 5 below.

The $50,000 Senior Convertible Note bears interest at 18% per annum, provides for cash interest payments on a monthly basis, matures on September 28, 2015, is redeemable at the option of the holder at any time after September 27, 2013 subject to certain limitations, is convertible into shares of the Company’s common stock at the option of the holder at an initial conversion price of $0.24 per share (which represents 110% of the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding September 27, 2012) subject to certain anti-dilution protection and is a senior unsecured obligation of the Company.

Subsequent to September 30, 2012, as discussed in Note 7,the Company amended the redemption feature of the $50,000 Senior Convertible Note with Kevin Frija to extend the redemption provision of the note at the option of the holder from any time after September 27, 2013 to any time after September 27, 2014.

The $300,000 Senior Convertible Notes and the $50,0000 Senior Convertible Note do not restrict the Company’s ability to incur future indebtedness.

During the nine months ended September 30, 2012, the Company recorded $3,902 as debt discount on the principal amount of the $300,000 Senior Convertible Notes issued on June 19, 2012 and $368 as debt discount on the principal amount of the $50,000 Senior Convertible Note issued on September 28, 2012 due to the valuation of the common stock purchase warrants issued in conjunction therewith. The debt discount applicable to each of the $300,000 Senior Convertible Notes and the $50,000 Senior Convertible Note will be amortized, using the straight-line method, over the life of the $300,000 Senior Convertible Notes and $50,000 Senior Convertible Note, as applicable, or until such time that the $300,000 Senior Convertible Notes or the $50,000 Senior Convertible Note, as applicable, is converted, in full or in part, into shares of common stock of the Company with any unamortized debt discount continuing to be amortized in the event of any partial conversion thereof and any unamortized debt discount being expensed at such time of full conversion thereof. The $300,000 Senior Convertible Notes and the $50,000 Senior Convertible Note are presented on a combined basis net of their respective debt discounts. During the three and nine months ended September 30, 2012, the Company recorded $330 and $385, respectively, in amortization expense related to the debt discount, which is included on a combined basis in interest expense in the Company’s condensed consolidated statement of operations.

Senior Note Payable to Shareholder

On July 9, 2012, the Company borrowed $500,000 from Ralph Frija, the father of the Company’s Chief Executive Officer Kevin Frija and a less than 5% stockholder of the Company, pursuant to a senior note (the “Senior Note”).

The Senior Note bears interest at 24% per annum, provides for cash interest payments on a monthly basis, is a senior unsecured obligation of the Company, and matures at the discretion of the Company on the earlier of (x) the date on which the Company consummates a single or series of related financings from which it receives net proceeds in excess of 125% of the initial principal amount of the Senior Note or (y) January 8, 2013.

Subsequent to September 30, 2012, as discussed in Note 7, the Company extended the maturity date on the $500,000 Senior Notes payable from January 8, 2013 to January 8, 2014.

The Senior Note does not restrict the Company’s ability to incur future indebtedness.

Note 4. STOCKHOLDERS’ EQUITY

Issuance of Common Stock

On March 7, 2011, the Company issued a total of 100,000 shares of common stock, pursuant to a consultancy agreement dated February 17, 2011. The Company terminated the agreement on May 3, 2011 and 50,000 shares were subject to be returned to the Company. Said shares were returned to the Company and cancelled on June 23, 2011. The Company valued these shares at $21,500 based on the market price and recognized an expense in the amount of $0 and $21,500, which is included in stock-based compensation expense for the three and nine months ended September 30, 2011.

Stock-based Compensation

During the three months ended September 30, 2012 and 2011, the Company recognized stock-based compensation expense of $12,188 and $24,974, respectively, which is included as part of selling, general and administrative expense in the accompanying condensed consolidated statements of operations. During the nine months ended September 30, 2012 and 2011, the Company recognized stock-based compensation expense of $32,604 and $42,054, respectively, which is included as part of selling, general and administrative expense in the accompanying condensed consolidated statements of operations. The amounts relate to the granting of options to employees and consultants to purchase 624,000 shares of the Company’s common stock with a grant price of $0.375 per share in January 2010 which vest in 4 equal annual installments valued at $120,432, the granting of options to the Chief Financial Officer to purchase 200,000 shares of the Company’s common stock with a grant price of $0.20 per share in February 2012 which vest in 36 monthly installments valued at $20,000, the granting of options to employees and consultants to purchase 400,000 shares of the Company’s common stock with a grant price of $0.23 per share in March 2012 which vest in 4 equal annual installments valued at $45,600 and the granting of options to consultants to purchase 150,000 shares of the Company’s common stock with a grant price of $0.20 per share in September 2012 which vest in 4 equal annual installments valued at $17,850. As of September 30, 2012, 312,000 of the 624,000 options granted to employees and consultants were vested, 38,891 of the 200,000 options granted to the chief financial officer were vested, none of the 400,000 options granted to employees and consultants were vested, and none of the 150,000 options granted to consultants were vested. At September 30, 2012 and December 31, 2011, the amount of unamortized stock-based compensation expense on unvested stock options granted to employees and consultants was $111,496 and $61,374, respectively.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

For Nine Months Ended September 30, 2012
Expected term	6.3 - 10 years

Risk Free interest rate	1.39% - 1.72%

Dividend yield	0.0%

Volatility	48% - 52%

Stock option activity

Options outstanding at September 30, 2012 under the various plans is as follows (in thousands):

Plan	Total Number of Options Outstanding in Plans
Equity compensation plans not approved by security holders	4,500

Equity Incentive Plan	1,374

5,874

A summary of activity under all option Plans at September 30, 2012 and changes during the nine months ended September 30, 2012 (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	5,136	$0.441	6.63	—
Options granted	750	0.216	10.00	—
Options exercised	—	—	—	—
Options forfeited or expired	(12)	0.375	10.00	—

Outstanding at September 30, 2012	5,874	$0.412	7.05	$—

Exercisable at September 30, 2012	4,851	$0.444	6.30	$—

Options available for grant at September 30, 2012	38,626

The aggregate intrinsic value, which was not material at September 30, 2012, is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock ($0.20) for stock options.

Net (loss) income per share

Basic net (loss) income per share are computed by dividing the net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion or exercise of the Company’s Senior Convertible Notes and common stock purchase warrants, as applicable (using the if-converted or exercised method). Diluted income per share for the nine month period ended September 30, 2011 excludes the shares issuable upon the exercise of stock options from the calculation of net income per share, as their effect would be antidilutive.

Because the Company incurred a loss for the nine month period ended September 30, 2012 and three month periods ended September 30, 2012 and 2011, potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net (loss) income per share, because the effect of their inclusion would have been anti-dilutive.

Securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted loss per share consist of the following as of September 30 (in thousands):

	Nine months ended September 30, 2012	Three months ended September 30, 2012	Nine months ended September 30, 2011	Three months ended September 30, 2011
Senior convertible notes	1,617	1,617	—	—
Common stock purchase warrants	53	53	—	—
Stock options	5,874	5,874	5,148	5,148

Total	7,544	7,544	5,148	5,148

Note 5. RELATED PARTY TRANSACTIONS

On June 19, 2012, the Company entered into securities purchase agreements with Kevin Frija, its Chief Executive Officer, Harlan Press, its Chief Financial Officer, and Doron Ziv, a greater than 10% stockholder of the Company, pursuant to which Messrs. Frija, Press and Ziv (each, a “Purchaser”) purchased from the Company (i) the $300,000 Senior Convertible Notes (described in Note 3 above) and (ii) common stock purchase warrants to purchase up to an aggregate of 46,512 shares of the Company’s common stock (the “June Warrants”).

Each Purchaser purchased one of the $300,000 Senior Convertible Notes in the principal amount of $100,000 and a June Warrant to purchase up to 15,504 shares of the Company’s common stock (which number of shares represents the quotient obtained by dividing (x) $3,000 (3% of the $100,000 principal amount of such Senior Convertible Note) by (y) $0.1935 (the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding June 19, 2012)).

The June Warrants are exercisable at initial exercise price of $0.213 per share (which represents 110% of the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding June 19, 2012) subject to certain anti-dilution protection and may be exercised at the option of the holders for cash or on a cashless basis until June 18, 2017.

Subsequent to September 30, 2012, as discussed in Note 7, the Company amended the redemption feature of the $300,000 Senior Convertible Notes that were entered into on June 19, 2012 with Kevin Frija, its Chief Executive Officer, Harlan Press, its Chief Financial Officer and Doron Ziv, a greater than 10% stockholder of the Company to extend the redemption provision of the note at the option of the holders from any time after June 18, 2013 to any time after June 18, 2014.

In addition, on September 28, 2012, the Company entered into a securities purchase agreement with Kevin Frija, its Chief Executive Officer, pursuant to which Mr. Frija purchased from the Company (i) the $50,000 Senior Convertible Notes (described in Note 3 above) and (ii) common stock purchase warrants to purchase up to an aggregate of 6,868 shares of the Company’s common stock (the “September Warrants”) (which number of shares represents the quotient obtained by dividing (x) $3,000 (3% of the $50,000 principal amount of the $50,000 Senior Convertible Note) by (y) $0.2184 (the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding September 27, 2012)).

The September Warrants are exercisable at initial exercise price of $0.24 per share (which represents 110% of the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding September 27, 2012) subject to certain anti-dilution protection and may be exercised at the option of the holders for cash or on a cashless basis until September 27, 2017.

Subsequent to September 30, 2012, as discussed in Note 7,the Company amended the redemption feature of the $50,000 Senior Convertible Note with Kevin Frija to extend the redemption provision of the note at the option of the holder from any time after September 27, 2013 to any time after September 27, 2014.

The June Warrants and the September Warrants were evaluated in accordance with ASC 815 and were determined to be equity instruments.

The Company estimated the fair value of these Warrants using the Black-Scholes-Merton valuation model. The significant assumptions which the Company used to measure the fair value were as follows:

Stock Price	$0.20
Term	5 years
Volatility	37.0% - 51.4%
Risk-free interest rate	0.71%
Dividend yield	0.0%

On July 9, 2012, the Company borrowed $500,000 from Ralph Frija, the father of the Company’s Chief Executive Officer Kevin Frija and a less than 5% stockholder of the Company, pursuant to the Senior Note (described in Note 3 above).

Subsequent to September 30, 2012, as discussed in Note 7, the Company extended the maturity date on the $500,000 Senior Notes payable from January 8, 2013 to January 8, 2014.

The Company utilized the services of an entity that is owned 50% by its President and Chief Executive Officer. The entity performed fulfillment services and leasing of warehouse space to the Company prior to its move to new facilities in the second quarter of 2011. Upon its move to its new facilities such services ceased. Amounts paid to this entity for the three and nine months ended September 30, 2011 were $36,929 and $102,972, respectively.

Note 6. COMMITMENTS AND CONTINGENCIES

Lease Commitments

In March 2011, the Company entered into an operating lease for its new Florida office and warehouse facilities, expiring on April 30, 2013, which provides for minimum annual rentals of approximately $144,000, and provides, subject to its exercise, six successive one-year renewal options.

The remaining minimum annual rents for the years ending December 31 are:

2012	$36,000

2013	48,000

Total	$84,000

Rent expense for the three and nine months ended September 30, 2012 and 2011 was $38,160 and $114,480 and $38,248 and $71,063, respectively, and is included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations.

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

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of September 30, 2012 other than the following matters.

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

NOTE 7. SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the condensed consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Subsequent to September 30, 2012, as discussed in Note 7, the Company amended the redemption feature of the $300,000 Senior Convertible Notes that were entered into on June 19, 2012 with Kevin Frija, its Chief Executive Officer, Harlan Press, its Chief Financial Officer and Doron Ziv, a greater than 10% stockholder of the Company to extend the redemption provision of the note at the option of the holders from any time after June 18, 2013 to any time after June 18, 2014. In addition, the Company amended the redemption feature of the $50,000 Senior Convertible Note with Kevin Frija to extend the redemption provision of the note at the option of the holder from any time after September 27, 2013 to any time after September 27, 2014. The Company also extended the maturity date on the $500,000 Senior Notes payable from January 8, 2013 to January 8, 2014.

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

Critical Accounting Policies and Estimates

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our revenue recognition process and our accounting processes involving significant judgments, estimates and assumptions. These processes affect our reported revenues and current assets and are therefore critical in assessing our financial and operating status. We regularly evaluate these processes in preparing our condensed consolidated financial statements. The processes for determining the allowance for collection of trade receivables, stock-based compensation and income taxes involve certain assumptions and estimates that we believe to be reasonable under present facts and circumstances. These estimates and assumptions, if incorrect, could adversely impact our operations and financial position. There were no changes to our critical accounting policies during the quarter ended September 30, 2012 as described in Item 7. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Results of Operations for the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Sales, net for the nine months ended September 30, 2012 and 2011 were $16,844,097 and $12,634,823, respectively, an increase of $4,209,274 or approximately 33.3%. The increase in sales is primarily attributable to sales to a new distributor and wholesale customers. After reviewing the effectiveness of our direct marketing campaigns, we decreased our direct marketing campaigns and began the process of redesigning and reconfiguring the campaigns. In addition, we increased our Internet advertising campaigns. This decrease in direct marketing and increase in Internet advertising has led to a decrease in direct sales to consumers during the nine months ended September 30, 2012. We replaced those direct sales to consumers by increasing sales to distributors and wholesalers during the nine months ended September 30, 2012.

Cost of goods sold for the nine months ended September 30, 2012 and 2011 were $10,703,606 and $5,324,505 respectively, an increase of $5,379,101, or approximately 101%. The increase is primarily due to a change in product mix to higher distributor and wholesaler sales, which have lower gross margins than our direct sales to consumers. Our gross margins decreased to 36.5% for the nine months ended September 30, 2012 from 57.9% for the nine months ended September 30, 2011 due to the change in the product mix and increases in freight costs related to higher fuel costs. This increase in cost of goods sold for the nine months ended September 30, 2012 was partially offset by our lower average cost per unit during the period, due to more consistent purchases from our suppliers and our efforts to consolidate our product acquisitions with fewer suppliers. We believe we can continue to lower our average cost per unit through higher volume purchases from suppliers.

Selling, general and administrative expenses for the nine months ended September 30, 2012 and 2011 were $5,073,162 and $3,170,969, an increase of $1,902,193 or approximately 60%. The increase is primarily attributable to increases in salaries and related benefits of $1,215,705 due to increased personnel, including the hiring of a chief financial officer, increased compensation arrangements with our chief executive officer and the hiring of additional sales personnel; increased occupancy costs of $93,474 due to the Company moving to a new facility and an increase in infrastructure costs; increased variable selling expenses of $657,345 due to increases in freight out, insurance and travel costs, net of decreases in merchant card processing fees; net of decreased professional and consulting fees of $84,185 for accounting, legal matters and consulting fees primarily attributable to the hiring of additional personnel instead of engaging consultants.

Advertising expense was approximately $2,854,003 for the nine months ended September 30, 2012 compared to approximately $3,320,116 for the same period in 2011, a decrease of $466,113 or approximately 14%. During the nine months ended September 30, 2012, we decreased certain of our direct marketing campaigns and increased and continued various other advertising campaigns.

Interest expense was approximately $43,072 and $0 for the nine months ended September 30, 2012 and 2011, respectively. The increase was attributable to the Senior Convertible Notes and the Senior Note issued during the nine months ended September 30, 2012 (discussed in Note 3 to the condensed consolidated financial statements included elsewhere in this report).

Income tax (benefit) expense for the nine months ended September 30, 2012 and 2011 was ($634,285) and $314,900, respectively. The effective tax rate for the nine months ended September 30, 2012 and 2011differs from the U.S. federal statutory rate of 35% primarily due to under accrual of state income taxes from prior years and certain permanent differences between tax reporting purposes and financial reporting purposes. The Company was subject to federal tax liens for failure to timely pay federal corporate taxes for the year ended December 31, 2009 The tax liens, including interest and penalties, amounted to $281,236. The Company paid the amounts owed in full during the first quarter of 2012. Effective July 5, 2012, the federal liens were permanently released.

Net (loss) income for the nine months ended September 30, 2012 and 2011 was ($1,195,461) and $504,333, respectively, as a result of the items discussed above.

Results of Operations for the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Sales, net for the three months ended September 30, 2012 and 2011 were $3,855,568 and $3,330,839, respectively, an increase of $524,729 or approximately 15.8%. The increase in sales is primarily attributable to sales to a new distributor and wholesale customers and increased direct to consumer sales. As initiated earlier in 2012, we continued to decrease our direct marketing campaigns and redesign and reconfigure the campaigns. In addition, we continued increasing our Internet advertising campaigns, which led to increased direct to consumer sales, which more than offset the decrease in direct marketing sales during the three months ended September 30, 2012.

Cost of goods sold for the three months ended September 30, 2012 and 2011 were $2,504,019 and $1,906,920, respectively, an increase of $597,099, or approximately 31.3%. The increase is primarily due to a change in product mix to higher distributor and wholesaler sales, which have lower gross margins than our direct sales to consumers. Our gross margins decreased to 35.1% from 42.7% due to the change in the product mix. This increase in cost of goods sold for the three months ended September 30, 2012 was partially offset by our lower average cost per unit during the period, due to more consistent purchases from our suppliers and our continuing efforts to consolidate our product acquisitions with fewer suppliers. We believe we can continue to lower our average cost per unit through higher volume purchases from suppliers.

Selling, general and administrative expenses for the three months ended September 30, 2012 and 2011 were $1,762,902 and $1,153,510, an increase of $609,392 or approximately 52.8%. The increase is primarily attributable to increases in salaries and related benefits of $310,565 due to increased personnel, including the hiring of a chief financial officer, increased compensation arrangements with our chief executive officer and the hiring of additional sales personnel; increased occupancy costs of $12,827 due to increases in operating expenses and infrastructure costs; and increased variable selling expenses of $293,790 due to increases in freight out, insurance, travel costs, and merchant card processing fees.

Advertising expense was approximately $840,733 for the three months ended September 30, 2012 compared to approximately $469,488 for the same period in 2011, an increase of $371,245 or approximately 79.1%. During the three months ended September 30, 2012, we increased our Internet advertising campaigns and decreased certain of our direct marketing campaigns and continued various other advertising campaigns.

Interest expense was approximately $41,243 and $0 for the three months ended September 30, 2012 and 2011, respectively. The increase was attributable to the Senior Convertible Notes and the Senior Note issued in the second and third quarters of 2012.

Income tax (benefit) for the three months ended September 30, 2012 and 2011 was ($474,319) and ($74,537), respectively. The effective tax rate for the three months ended September 30, 2012 and 2011 differs from the U.S. federal statutory rate of 35% primarily due to under accrual of state income taxes from prior years and certain permanent differences between tax reporting purposes and financial reporting purposes. The Company was subject to federal tax liens for failure to timely pay federal corporate taxes for the year ended December 31, 2009 during the three months ended June 30, 2012. The tax liens, including interest and penalties, amounted to $281,236. The Company paid the amounts owed in full during the first quarter of 2012. Effective July 5, 2012, the federal liens were permanently released.

Net (loss) for the three months ended September 30, 2012 and 2011 was ($819,010) and ($124,542), respectively, as a result of the items discussed above.

Liquidity and Capital Resources

We are not aware of any factors that are reasonably likely to adversely affect liquidity trends, other than those factors summarized under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. We are not involved in any hedging activities and had no forward exchange contracts outstanding at September 30, 2012. In the ordinary course of business we enter into purchase commitments by issuing purchase orders, which may or may not require vendor deposits. These transactions are recognized in our condensed consolidated financial statements in accordance with GAAP.

Our liquidity and capital resources have decreased significantly as a result of the net operating losses we incurred during the third quarter of 2012. Subsequent to September 30, 2012, as discussed in Note 7, the Company amended the redemption feature of the $300,000 Senior Convertible Notes that were entered into on June 19, 2012 with Kevin Frija, its Chief Executive Officer, Harlan Press, its Chief Financial Officer and Doron Ziv, a greater than 10% stockholder of the Company to extend the redemption provision of the note at the option of the holders from any time after June 18, 2013 to any time after June 18, 2014. In addition, the Company amended the redemption feature of the $50,000 Senior Convertible Note with Kevin Frija to extend the redemption provision of the note at the option of the holder from any time after September 27, 2013 to any time after September 27, 2014. The Company also extended the maturity date on the $500,000 Senior Notes payable from January 8, 2013 to January 8, 2014. At September 30, 2012, we had working capital of $1,009,544 compared to $1,347,846 at December 31, 2011, a decrease of $338,302.

Although we can provide no assurances, we believe our cash on hand, forthcoming income tax refund, and anticipated cash flow from operations will provide sufficient liquidity and capital resources to fund our business for at least the next twelve months. However, we may need to raise additional capital in the form of equity or debt financing to fund the anticipated growth of our business. There are no assurances that we will be able to raise such additional capital on terms acceptable to us or at all. In the event that the Company does not raise additional capital, it may be required to curtail its growth initiatives, scale back its operations and/or take additional measures to reduce costs in order to conserve its cash.

Our net cash (used) in operating activities was ($1,184,148) for the nine months ended September 30, 2012, which compared unfavorably to cash provided by operating activities of $278,529 during the nine months ended September 30, 2011. Our net cash used in operating activities for the nine months ended September 30, 2012 resulted from increases in due from merchant credit card processors, prepaid expenses, other assets, and accounts payable, and decreases in accounts receivable, inventories, accrued expenses, customer deposits and income taxes payable, which are attributable to our efforts to increase sales and accommodate anticipated future sales growth.

Our net cash (used) in investing activities was $9,319 and $24,410 for the nine months ended September 30, 2012 and 2011, respectively, for purchases of property and equipment.

Our net cash provided by financing activities was $850,000 and $0 for the nine months ended September 30, 2012 and 2011, respectively. These financing activities relate to the Company’s issuance of the Senior Convertible Notes and the Senior Note.

In the ordinary course of our business, we enter in to purchase orders for components and finished goods, which may or may not require vendor deposits and may or may not be cancellable by either party. At September 30, 2012 and December 31, 2011, we had $280,205 and $497,455 in vendor deposits, respectively and is included in prepaid expenses on the condensed consolidated balance sheets. At September 30, 2012 and December 31, 2011, we do not have any material financial guarantees or other contractual commitments that are reasonably likely to have an adverse effect on liquidity.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

We do not consider our business to be seasonal.

Inflation and Changing Prices

Neither inflation or changing prices for the three and nine months ended September 30, 2012 had a material impact on our operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Note 6 to the Company’s condensed consolidated financial statements included elsewhere in this report for the information required by this Item.

Item 6. Exhibits.

The documents set forth below are filed herewith or incorporated by reference as indicated.

Exhibit No.	Description

10.1	Form of Convertible Note (1)

10.2	Form of Warrant (1)

10.3	Form of Senior Note (2)

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1 *	Section 1350 Certifications of Chief Executive Officer.

32.2 *	Section 1350 Certifications of Chief Financial Officer.

101.INS **	XBRL Instance Document

101.DEF **	XBRL Definition Linkbase Document

101.CAL **	XBRL Extension Calculation Linkbase Document

101.LAB **	XBRL Extension Label Linkbase Document

101. PRE **	XBRL Presentation Linkbase Document

101. SCH **	XBRL Extension Schema Document

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 19, 2012.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 9, 2012.
*	Filed herewith.
**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAPOR CORP.

Date: November 14, 2012	By: /s/ Kevin Frija
Kevin Frija
President and Chief Executive Officer
Date: November 14, 2012
By: /s/ Harlan Press
Harlan Press
Chief Financial Officer