Form 10-K
period 2012-12-31
VAPOR CORP.
filed 2013-03-29
CIK 844856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 29, 2012, based upon the closing sale price of such equity on the OTC Bulletin Board on such date, was $6,463,093.

As of March 15, 2013, there were 60,185,344 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference: None.

VAPOR. CORP.

va·por \'vā-pər\ *noun* 1 : diffused matter (as smoke or fog) suspended floating in the air and impairing its transparency.
2 : one of the only publicly traded companies selling e-cigarettes, **VAPOR CORP ("VPCO")**

vape \'vāpə\ *verb* 1 : the act of using an electronic cigarette

Vapor Corp.

(VPCO) a publicly traded company

www.vapor-corp.com

Smart Chip Controller
Indicator Light
krave
Liquid Container
Vaporizer / Atomizer
Lithium Ion Battery Cell
Operating Mode Sensor

elec·tron·ic cig·a·rette \i-,lek-'trä-nik\ \,si-gə-'ret,\ *noun*
1 : an electronic device that delivers nicotine without the burning of tobacco leaves; emits no odor or smoke
a : disruptive to the multi-billion dollar global tobacco market

Fifty-One | VAPORX | krave | green puffer | TV EZSMOKER! | alternacig

smoke51.com | ivaporx.com | kraveit.com | greenpuffer.com | ezsmoker.com | tryalternacig.com

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “Vapor Corp.,” “Vapor,” “we,” “us,” “our” and the Company refer to Vapor Corp. and its consolidated wholly-owned subsidiary Smoke Anywhere USA, Inc. and the terms “Smoke Anywhere USA” and “Smoke” refer to our wholly-owned subsidiary Smoke Anywhere USA, Inc.

PART I

Item 1.	Business

Company Background

We design, market, and distribute electronic cigarettes and accessories under the Fifty-One® (also known as Smoke 51), Krave®, VaporX®, Alternacig®, EZ Smoker®, Green Puffer®, Americig®, Fumaré™, Hookah Stix™ and Smoke Star® brands. We also design and develop private label brands for our distribution customers. “Electronic cigarettes” or “e-cigarettes,” are battery-powered products that enable users to inhale nicotine vapor without smoke, tar, ash, or carbon monoxide.

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

Our Brands

We sell our electronic cigarettes under several different brands, including Fifty-One® (also known as Smoke 51), Krave®, VaporX®, Alternacig®, EZ Smoker®, Green Puffer®, Americig®, Fumaré™, Hookah Stix™ and Smoke Star® brands. We also design and develop private label brands for our distribution customers. We have also developed and trademarked additional brands, which we have and or are preparing to commercialize. We develop and trademark additional brands and product offerings from time to time to penetrate new market segments, and demographics, and as new products developments and technologies are introduced.

Our Electronic cigarette solution and flavors

The electronic cigarette solution, is the chemical means through which electronic cigarettes deliver nicotine, simulate the taste of tobacco and/or other flavors in addition to emulating the act of smoking by means of the electronic cigarettes “smoke like” discharge of vapor.

Our electronic cigarette solution is primarily made up of propylene glycol. Propylene glycol is a small hydroxy-substituted hydrocarbon with the chemical formula C3H8O2. Propylene glycol is on the list of chemicals that the FDA generally regards as safe. It is used in foods, pharmaceuticals, cosmetics and tobacco products.

We have begun developing a portfolio of flavor profiles for our array of electronic cigarette models and brands. Our flavor profiles will serve to differentiate our products from other electronic cigarette brands. We expect to create brand recognition and loyalty based on the unique flavor profiles we develop and market. Moreover, in addition to serving to establish brand identity for our products based on taste, we expect to manage the quality of our products and position ourselves to comply with any government regulations and good manufacturing practices that may be issued for electronic cigarette products in the future. Also, by developing proprietary formulas, we will be able to better control our supply chain and combat any future attempts to counterfeit our products.

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

Soft Tip Filters

We have a patent pending for a soft-tip electronic cigarette filter, which more closely resemble the tactile experience of a traditional tobacco cigarette in a user’s mouth. There is no assurance that we will be awarded a patent for this filter. To date electronic cigarettes have been made of metal and hard plastic and do not offer users the same malleable feel as the cellulose filters of conventional tobacco cigarettes.

Dynamo Powered Electronic Cigarette

We hold rights to a patent pending for the first electronic cigarette that can be re-charged by shaking the product. This Dynamo charging technology may eventually allow for continued use without having to recharge the electronic cigarette by plugging it into an electrical outlet. There is no assurance that a patent will be awarded for this technology.

Universal Fit Mouthpiece

We have a patent pending for a universal fit mouthpiece that can be used in conjunction with the battery section of most other popular electronic cigarette brands, allowing users of competing electronic cigarette products an easy way to try and transition to our cartridges. There is no assurance that a patent will be awarded for this technology.

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

Our Kits and Accessories

Our electronic cigarettes are typically sold in kits that contain everything a user needs to begin enjoying their “smoking” experience. In addition to kits we sell replacement batteries, replacement mouthpieces that contain the liquid solution and atomizer, for our two-piece configurations as well as mouthpieces with the liquid solution and separate atomizers for our three-piece units. Several of our electronic cigarettes are also available in fashionable and trendy prints and finishes, including camouflage, animal prints and colors. We also offer electronic cigarettes with different LED configurations and embellished LEDs that resemble crystals and which illuminate in several different colors.

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

We have a patent pending for a universal fit mouthpiece that can be used in conjunction with the battery section of most other popular electronic cigarette brands, allowing users of competing electronic cigarette products an easy way to try and transition to our cartridges. There is no assurance that a patent will be awarded for this technology.

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

According to the U.S. Centers for Disease Control and Prevention, in 2010, an estimated 45.3 million people, or 19.3% of adults, in the United States smoke cigarettes. According to the Tobacco Vapor Electronic Cigarette Association, an industry trade group, more than 3.5 million people currently use electronic cigarettes in the United States. In 2011, about 21% of adults who smoke traditional tobacco cigarettes had used electronic cigarettes, up from about 10% in 2010, according to the U.S. Centers for Disease Control and Prevention. Annual sales of electronic cigarettes in the United States are estimated to be $500 million in 2012, compared with approximately $80 billion for traditional tobacco cigarettes, according to industry estimates.

Distribution and Sales

We offer our electronic cigarettes and related products through our online stores and our direct response television marketing efforts, to retail channels through our direct sales force, and through third party wholesalers, retailers and value-added resellers. Retailers of our products include small-box discount retailers, big-box retailers, drug stores, convenience stores, tobacco shops and kiosk locations in shopping malls throughout the United States.

Since their introduction to the U.S. market, electronic cigarettes have predominantly been sold online, while tobacco products, most notably cigarettes are currently sold in approximately 400,000 retail locations. We believe that future growth of electronic cigarettes is dependent on higher volume, lower margin sales channels, like the broad based distribution network through which cigarettes are sold. Thus, we are focusing on growing our retail distribution reach by entering into distribution agreements with large and established value added resellers and by focusing our sales efforts on regional and national retail chains. We currently have established relationships with several large retailers and national chains and in connection therewith we have agreed to pay slotting fees based on the number of stores our products will be carried in. We believe that these higher volume lower margin opportunities are critical towards broadening the reach and appeal of electronic cigarettes and we believe that as electronic cigarettes become more widely known and available, the market for our products will grow.

Distribution of our Products in Canada

Under our private label production and supply agreement with Spike Marks Inc./Casa Cubana, we have agreed to produce and supply to this customer such quantities of our electronic cigarettes bearing the customer’s trademark and other brand attributes as the customer orders for exclusive resale by the customer within the country of Canada.

The customer’s right to be the exclusive reseller of our products in Canada is conditioned upon the customer satisfying specified minimum annual and quarterly performance requirements.

Our private label production and supply agreement with this customer has a 3-year term that expires in December 2014, subject to automatic renewal for one additional 3-year term if the customer has satisfied certain specified minimum performance requirements. Either party may terminate the agreement early upon the other party’s bankruptcy, insolvency, dissolution or material breach of its obligations subject to a 30-day cure period.

The foregoing description of this private label production and supply agreement is not complete and is qualified in its entirety by reference to the full text of the agreement which is incorporated by reference as Exhibit 10.7 to this report, and is incorporated herein by reference.

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

We have targeted major retail chains to build brand awareness for our products. We sell products to major retail chains and in connection therewith we have agreed to pay slotting fees based on the number of stores at which our products will be carried and sold. We have submitted additional proposals to other additional large retail chains and anticipate that slotting fees and credit terms will be a requirement with each such customer.

We currently sell electronic cigarettes under several brands. Through our multi-brand strategy we develop products, packaging, accessories and electronic cigarette models that appeal to multiple demographic segments. Our electronic cigarettes are available in various puff counts, fashion prints, multiple colors, with jeweled tips, in addition to the traditional look and feel, which resemble traditional tobacco cigarettes. Our brand names and packaging are also developed to appeal to different customers.

In addition to our current product offering, we are developing new flavor profiles that are distinct and unique to our brands. We believe that as the electronic cigarette industry matures, users of electronic cigarettes will develop, if they have not already, preferences for our products based not only on their quality, ability to successfully deliver nicotine, their battery capacity, vapor volume they generate, but on taste and flavor, like smokers do with their preferred brand of conventional tobacco cigarettes. We also seek to differentiate our products through our own product development and product engineering efforts. We currently have a patent pending for a soft-tip electronic cigarette filter, which more closely resembles the tactile experience of a conventional tobacco cigarette in a user’s mouth. To date electronic cigarettes have been made of metal and hard plastic and do not offer users the same malleable feel as the cellulose filters of conventional tobacco cigarettes. We also have patent rights to the first electronic cigarette that can be re-charged by shaking the product, this Dynamo charging technology may eventually allow for continued use without having to recharge the electronic cigarette by plugging it into an electrical outlet.

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

Competition

Competition in the electronic cigarette industry is intense. We compete with other sellers of electronic cigarettes, most notably Lorillard, Inc., a big tobacco company, through its electronic cigarettes business segment; the nature of our competitors is varied as the market is highly fragmented and the barriers to entry into the business are low. Our direct competitors sell products that are substantially similar to ours and through the same channels through which we sell our electronic cigarette products. We compete with these direct competitors for sales through distributors, wholesalers and retailers, including but not limited to national chain stores, tobacco shops, gas stations, travel stores, shopping mall kiosks, in addition to direct to public sales through the internet, mail order and telesales.

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

Part of our business strategy focuses on the establishment of contractual relationships with distributors. We are aware that e-cigarette competitors in the industry are also seeking to enter into such contractual relationships. In many cases, competitors for such contracts may have greater management, human, and financial resources than we do for entering into such contracts and for attracting distributor relationships. Furthermore, certain of our electronic cigarette competitors may have better control of their supply and distribution, be, better established, larger and better financed than our Company.

We also compete against “big tobacco”, U.S. cigarette manufacturers of conventional tobacco cigarettes like Altria Group, Inc., Lorillard, Inc. and Reynolds American, Inc., and other manufacturers of electronic cigarettes, including Lorillard, Inc. We compete against “big tobacco” who offers not only conventional tobacco cigarettes but also smokeless tobacco products such as “snus” (a form of moist ground smokeless tobacco that is usually sold in sachet form that resembles small tea bags), chewing tobacco and snuff. “Big tobacco” has nearly limitless resources, global distribution networks in place and a customer base that is fiercely loyal to their brands. Furthermore, we believe big tobacco, beyond Lorillard, Inc., will eventually offer electronic cigarettes as the market for electronic cigarettes grows.

Moreover, based on consumer use and demand we may find ourselves competing with not only “big tobacco, but the world’s largest pharmaceutical companies as well, “big pharma.” “Big pharma,” like “big tobacco,” have limitless resources with which to compete against us.

Manufacturing

We have no manufacturing capabilities and do not intend to develop any manufacturing capabilities. We depend on third party suppliers and manufacturers for our electronic cigarettes, which includes, but is not limited to, our electrical components, technology, flavorings and essences. Our customers associate certain characteristics of our products including the weight, feel, draw, flavor, packaging and other unique attributes of our products to the brands we market, distribute and sell. Any interruption in supply and or consistency of our products may harm our relationships and reputation with customers, and have a materially adverse effect on our business, results of operations and financial condition. In order to minimize the risk of supply interruption, we currently utilize several third party manufacturers to manufacture our products to our specifications.

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

Universal Fit Mouthpiece

We have a patent pending for a universal fit mouthpiece that can be used in conjunction with the battery section of most other popular electronic cigarette brands, allowing users of competing electronic cigarette products an easy way to try and transition to our cartridges.

Trademarks

We own trademarks on certain of our brands, including: Fifty-One®, Krave®, VaporX®, Alternacig®, EZ Smoker®, Green Puffer®, Americig®, and Smoke Star® brands. We have also filed additional trademarks, which have yet to be awarded.

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

While the FDA has not yet mandated electronic cigarettes be regulated as tobacco products, during 2012, the FDA indicated that it intends to regulate electronic cigarettes under the Tobacco Control Act through the issuance of deeming regulations that would include electronic cigarettes under the definition of a “tobacco product” under the Tobacco Control Act subject to the FDA’s jurisdiction. The FDA has announced that it will issue proposed deeming regulations by April 2013. As of the date of this report, the FDA had not taken such action.

The application of the Tobacco Control Act to electronic cigarettes could impose, among other things, restrictions on the content of nicotine in electronic cigarettes, the advertising, marketing and sale of electronic cigarettes, the use of certain flavorings and the introduction of new products. We cannot predict the scope of such regulations or the impact they may have on our company specifically or the electronic cigarette industry generally, though if enacted, they could have a material adverse effect on our business, results of operations and financial condition.

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

State and local governments currently legislate and regulate tobacco products, including what is considered a tobacco product, how tobacco taxes are calculated and collected, to whom and by whom tobacco products can be sold and where tobacco products may or may not be smoked. Certain municipalities have enacted local ordinances which preclude the use of electronic cigarettes where traditional tobacco burning cigarettes cannot be used and certain states have proposed legislation that would categorize electronic cigarettes as tobacco products, equivalent to their tobacco burning counterparts. If these bills become laws, electronic cigarettes may lose their appeal as an alternative to cigarettes; which may have the effect of reducing the demand for our products and as a result have a material adverse effect on our business, results of operations and financial condition.

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

As a result of FDA import alert 66-41 (which allows the detention of unapproved drugs promoted in the U.S.), U.S. Customs has from time to time temporarily and in some instances indefinitely detained products sent to us by our Chinese suppliers. If the FDA modifies the import alert from its current form which allows U.S. Customs discretion to release our products to us, to a mandatory and definitive hold we will no longer be able to ensure a supply of saleable product, which will have a material adverse effect on our business, results of operations and financial condition. However, we believe this FDA import alert will become less relevant to us as and when the FDA regulates electronic cigarettes under the Tobacco Control Act.

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

Employees

As of December 31, 2012, we had 51 employees, none of which are represented by a collective bargaining agreement. We believe that our employee relations are good.

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

Risks Relating to Our Business

We have incurred significant operating losses and cannot assure you that we will achieve or maintain profitable operations.

As of December 31, 2012, we have an accumulated deficit of $2,181,006. We had net loss of $1,920,972 for the fiscal year ended December 31, 2012. At December 31, 2012, we had working capital of $325,836 compared to $1,347,846 at December 31, 2011, a decrease of $1,022,010. Our accumulated deficit is primarily due to, among other reasons, the establishment of our business infrastructure and operations, stock-based compensation expenses and increases in our marketing expenditures to grow sales of our electronic cigarettes. Our liquidity and capital resources have decreased significantly as a result of the net operating losses we incurred during the year ended December 31 2012. We cannot assure you that we will be able to generate operating profits on a sustainable basis or at all as we continue to expand our infrastructure and further develop our marketing efforts.

We have and may continue to experience liquidity and capital resources constraints because of our significant operating losses.

Our liquidity and capital resources have decreased significantly as a result of the net operating losses we incurred during the year ended December 31 2012. Although we have extended the redemption dates of our $300,000 principal amount senior convertible notes held by certain of our executive officers and a greater than 10% stockholder of our company by one year until June 18, 2014, as well as the maturity date for payment of our $500,000 senior note by one year until January 8, 2014, entered into a new $500,000 senior convertible note on January 29, 2013, and have taken other actions to manage our cash on hand and working capital and increase cash flows from operating and financing activities, there is no assurance we will have sufficient liquidity and capital resources to fund our business. In the event we continue to experience liquidity and capital resources constraints because of continuing operating losses, greater than anticipated sales growth or otherwise, we may need to raise additional capital in the form of equity and/or debt financing. If such additional capital is not available on terms acceptable to us or at all then we may need to curtail our operations and/or take additional measures to conserve and manage our liquidity and capital resources, any of which would have a material adverse effect on our business, results of operations and financial condition.

Our fours years of operating history, makes it difficult to accurately predict our future sales and appropriately budget our expenses.

We acquired Smoke Anywhere USA, Inc., a distributor of electronic cigarettes, on November 5, 2009. Smoke Anywhere USA, Inc. commenced its business in March 2008. Because we have only four years of operating history, and our business is still evolving, it is difficult to accurately predict our future sales and appropriately budget our expenses. Additionally, our operations will be subject to risks inherent in the establishment of a developing new business, including, among other things, efficiently deploying our capital, developing our products, developing and implementing our marketing campaigns and strategies and developing brand awareness and acceptance of our products. Our ability to generate future sales will be dependent on a number of factors, many of which are beyond our control, including the pricing of competing products, overall demand for our products, changes in consumer preferences, market competition and government regulation. We are currently expanding our staffing and increasing our expenditures in anticipation of future sales growth. If our sales do not increase as anticipated, we could incur significant losses due to our higher infrastructure expense levels if we are not able to decrease our operating expenses in a timely manner to offset any shortfall in future sales.

A recent United States Federal Court decision permits the United States Food and Drug Administration to regulate electronic cigarettes as “tobacco products” under the Family Smoking Prevention and Tobacco Control Act of 2009 and the United States Food and Drug Administration has indicated that it intends to do so.

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

While the FDA has not yet mandated electronic cigarettes be regulated as tobacco products, during 2012, the FDA indicated that it intends to regulate electronic cigarettes under the Tobacco Control Act through the issuance of deeming regulations that would include electronic cigarettes under the definition of a “tobacco product” under the Tobacco Control Act subject to the FDA’s jurisdiction. The FDA has announced that it will issue proposed deeming regulations by April 2013. As of the date of this report, the FDA had not taken such action.

The application of the Tobacco Control Act to electronic cigarettes could impose, among other things, restrictions on the content of nicotine in electronic cigarettes, the advertising, marketing and sale of electronic cigarettes, the use of certain flavorings and the introduction of new products. We cannot predict the scope of such regulations or the impact they may have on our company specifically or the electronic cigarette industry generally, though if enacted, they could have a material adverse effect on our business, results of operations and financial condition.

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

Presently the sale of electronic cigarettes is not subject to federal, state and local excise taxes like the sale of conventional cigarettes or other tobacco products, all of which have faced significant increases in the amount of taxes collected on their sales. Should federal, state and local governments and or other taxing authorities impose excise taxes similar to those levied against conventional cigarettes and tobacco products on our products, it may have a material adverse effect on the demand for our products, as consumers may be unwilling to pay the increased costs for our products.

We may be unable to establish the systems and processes needed to track and submit the excise and sales taxes we collect through Internet sales, which would limit our ability to market our products through our websites which would have a material adverse effect on our business, results of operations and financial condition. States such as New York, Hawaii, Rhode Island and North Carolina have begun collecting sales taxes on Internet sales where companies have used independent contractors in those states to solicit sales from residents of that state. The requirement to collect, track and remit sales taxes based on independent affiliate sales may require us to increase our prices, which may affect demand for our products or conversely reduce our net profit margin, either of which would have a material adverse effect on our business, results of operations and financial condition.

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

Competition in the electronic cigarette industry is intense. We compete with other sellers of electronic cigarettes, most notably Lorillard, Inc., through its electronic cigarettes business segment; the nature of our competitors is varied as the market is highly fragmented and the barriers to entry into the business are low.

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

Our principal competitors are “big tobacco”, U.S. cigarette manufacturers of conventional tobacco cigarettes like Altria Group, Inc., Lorillard, Inc. and Reynolds American Inc., and other manufacturers of electronic cigarettes, including Lorillard, Inc. We compete against “big tobacco” who offers not only conventional tobacco cigarettes but also smokeless tobacco products such as “snus” (a form of moist ground smokeless tobacco that is usually sold in sachet form that resembles small tea bags), chewing tobacco and snuff. Furthermore, we believe big tobacco, beyond Lorillard, Inc., will eventually offer electronic cigarettes as the market for electronic cigarettes grows. We also compete against numerous other smaller manufacturers or importers of cigarettes. There can be no assurance that we will be able to compete successfully against any of our competitors, some of whom have far greater resources, capital, experience, market penetration, sales and distribution channels than us. If our major competitors were, for example, to significantly increase the level of price discounts offered to consumers, we could respond by offering price discounts, which could have a materially adverse effect on our business, results of operations and financial condition.

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

Although we have filed patent applications, we do not own any domestic or foreign patents relating to our electronic cigarettes. The electronic cigarette industry is nascent and third parties may claim patent rights over one or more types of electronic cigarettes. For example, Ruyan Investment (Holdings) Limited (“Ruyan”), a Chinese company, has made certain public claims as to their ownership of patents relating to an “Atomizing Electronic Cigarette” and has filed two separate lawsuits against us. We and Ruyan settled the first lawsuit on March 1, 2013, while the other lawsuit has been stayed along with other patent infringement lawsuits filed by Ruyan against other defendants pending the results of an inter partes reexamination requested by one of the defendants in the other lawsuits. For a description of Ruyan’s first lawsuit against us and the related settlement and Ruyan’s second lawsuit against us and the related stay, please see “Item 3. Legal Proceedings” included elsewhere in this report. We currently purchase our products from Chinese manufacturers other than Ruyan.

Ruyan’s remaining lawsuit as well as any other third party lawsuits alleging our infringement of patents, trade secrets or other intellectual property rights could cause us to do one or more of the following:

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

We believe that patents, trademarks, trade secrets and other intellectual property we use and are developing are important to sustaining and growing our business. We utilize third party manufacturers to manufacture our products in China, where the validity, enforceability and scope of protection available under intellectual property laws are uncertain and still evolving. Implementation and enforcement of Chinese intellectual property-related laws have historically been deficient, ineffective and hampered by corruption and local protectionism. Accordingly, we may not be able to adequately protect our intellectual property in China, which could have a material adverse effect on our business, results of operations and financial condition. Furthermore, policing unauthorized use of our intellectual property in China and elsewhere is difficult and expensive, and we may need to resort to litigation to enforce or defend our intellectual property or to determine the enforceability, scope and validity of our proprietary rights or those of others. Such litigation and an adverse determination in any such litigation, if any, could result in substantial costs and diversion of resources and management attention, which could harm our business and competitive position.

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

The tobacco industry in general has historically been subject to frequent product liability claims. As a result, we may experience product liability claims from the marketing and sale of electronic cigarettes. Any product liability claim brought against us, with or without merit, could result in:

•	liabilities that substantially exceed our product liability insurance, which we would then be required to pay from other sources, if available;

•	an increase of our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms or at all;

•	damage to our reputation and the reputation of our products, resulting in lower sales;

•	regulatory investigations that could require costly recalls or product modifications;

•	litigation costs; and

•	the diversion of management’s attention from managing our business.

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

Electronic cigarettes are relatively new to market and may be regarded by users as a novelty item and expendable as such demand for our products may be extra sensitive to economic conditions. When economic conditions are prosperous, discretionary spending typically increases; conversely, when economic conditions are unfavorable, discretionary spending often declines. Any significant decline in economic conditions that affects consumer spending could have a material adverse effect on our business, results of operations and financial condition.

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

We believe the best way to develop brand and product recognition and increase sales volume is to establish relationships with large retailers and national chains. We currently have established relationships with several large retailers and national chains and in connection therewith we have agreed to pay slotting fees based on the number of stores our products will be carried in. We may not be able to sustain these relationships or establish other relationships with large retailers or national chains or, even if we do so, sustain such other relationships. Our inability to develop and sustain relationships with large retailers and national chains will impede our ability to develop brand and product recognition and increase sales volume and, ultimately, require us to pursue and rely on local and more fragmented sales channels, which will have a material adverse effect on our business, results of operations and financial condition.

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

We depend on third party suppliers and manufacturers for our electronic cigarettes, which includes, but is not limited to, our electrical components, technology, flavorings and essences. Our customers associate certain characteristics of our products including the weight, feel, draw, flavor, packaging and other unique attributes of our products to the brands we market, distribute and sell. Any interruption in supply and/or consistency of our products may adversely impact our ability to deliver our products to our wholesalers, distributors and customers and otherwise harm our relationships and reputation with customers, and have a materially adverse effect on our business, results of operations and financial condition.

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

We face competition from foreign sellers of electronic cigarettes that may illegally ship their products into the United States for direct delivery to customers. These market participants will not have the added cost and expense of complying with U.S. regulations and taxes and as a result will be able to offer their product at a more competitive price than us and potentially capture market share. Moreover, should we be unable to sell certain of our products during any regulatory approval process we have no assurances that we will be able to recapture those customers that we lost to our foreign domiciled competitors during any “blackout” periods, during which we are not permitted to sell our products. This competitive disadvantage may have a material adverse effect on our business, results of operations and our financial condition.

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

In addition to the anticipated regulation of our business by the FDA, our business, results of operations or financial condition could be adversely affected by new or future legal requirements imposed by legislative or regulatory initiatives, including, but not limited to, those relating to health care, public health and welfare and environmental matters. For example, in recent years, states and many local and municipal governments and agencies, as well as private businesses, have adopted legislation, regulations or policies which prohibit, restrict, or discourage smoking; smoking in public buildings and facilities, stores, restaurants and bars; and smoking on airline flights and in the workplace. Furthermore, some states prohibit and others are considering prohibiting the sales of electronic cigarettes to minors. Other similar laws and regulations are currently under consideration and may be enacted by state and local governments in the future. At present, it is not clear if electronic cigarettes, which omit no smoke or noxious odors, are subject to such restrictions. If electronic cigarettes are subject to restrictions on smoking in public and other places, our business, operating results and financial condition could be materially and adversely affected. New legislation or regulations may result in increased costs directly for our compliance or indirectly to the extent such requirements increase the prices of goods and services because of increased costs or reduced availability. We cannot predict whether such legislative or regulatory initiatives will result in significant changes to existing laws and regulations and/or whether any changes in such laws or regulations will have a material adverse effect on our business, results of operations or financial condition.

Restrictions on the public use of electronic cigarettes may reduce the attractiveness and demand for our electronic cigarettes.

Because electronic cigarettes emit no smoke or smell, they can be used in places where the use of traditional tobacco burning cigarettes is prohibited. Should city, state or federal regulators, municipalities, local governments and private industry likewise restrict the use of electronic cigarettes from use in those same places where cigarettes cannot be smoked, our customers may reduce or otherwise cease using our products, which would have a material adverse effect on our business, results of operations and financial condition.

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

As a result of FDA import alert 66-41 (which allows the detention of unapproved drugs promoted in the U.S.), U.S. Customs has from time to time temporarily and in some instances indefinitely detained products sent to us by our Chinese suppliers. If the FDA modifies the import alert from its current form which allows U.S. Customs discretion to release our products to us, to a mandatory and definitive hold we will no longer be able to ensure a supply of saleable product, which will have a material adverse effect on our business, results of operations and financial condition. We believe this FDA import alert will become less relevant to us as and when the FDA regulates electronic cigarettes under the Tobacco Control Act.

The application of the Prevent All Cigarette Trafficking Act and/or the Federal Cigarette Labeling and Advertising Act to electronic cigarettes would have a material adverse effect on our business.

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

Our common stock is currently quoted on the OTC Bulletin Board, where it has historically been sporadically or “thinly-traded”, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which has incurred significant operating losses and is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.

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

The stock market in general experiences from time to time extreme price and volume fluctuations. Periodic and/or continuous market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Price volatility may be worse if the trading volume of our common stock is low.

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

Existing shareholders own the 60,185,344 outstanding shares of our common stock, of which 29,377,697 shares are eligible for resale without restriction in the public market. If any significant number of the 29,377,697 shares are sold, such sales could have a depressive effect on the market price of our stock. The remaining shares are eligible to be offered from time to time in the public market pursuant to Rule 144 of the Securities Act, and any such sale of these shares may have a depressive effect as well. We are unable to predict the effect, if any, that the sale of shares, or the availability of shares for future sale, will have on the market price of the shares prevailing from time to time. Sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could depress prevailing market prices for the shares. Such sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price, which we deem appropriate.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, we could become subject to sanctions or investigations by regulatory authorities and/or stockholder litigation, which could harm our business and have an adverse effect on our stock price.

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission (“SEC), including periodic reports, disclosures and more complex accounting rules. As directed by Section 404 of Sarbanes-Oxley, the SEC adopted rules requiring public companies to include a report of management on a company’s internal control over financial reporting in their Annual Report on Form 10-K. Based on current rules, we are required to report under Section 404(a) of Sarbanes-Oxley regarding the effectiveness of our internal control over financial reporting. During the fourth quarter of 2011, we remediated our previously disclosed material weaknesses in our internal control over financial reporting and disclosure controls as of March 31, 2011 and that persisted during 2011 until remediation. If we determine that we have other material weaknesses, it may be necessary to make further restatements of our consolidated financial statements and investors will not be able to rely on the completeness and accuracy of the financial information contained in our filings with the SEC and this could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities or stockholder litigation.

Our board of directors could issue “blank check” preferred stock without stockholder approval with the effect of diluting existing stockholders and impairing their voting rights, and provisions in our charter documents and under Nevada corporate law could discourage a takeover that stockholders may consider favorable.

Our articles of incorporation authorize the issuance of up to 1,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. Our board of directors is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to effect a change in control of our company.

As a Nevada corporation, we are also subject to provisions of Nevada corporate law, which prohibit an acquirer, under certain circumstances, from voting shares of a target corporation’s stock after crossing certain threshold ownership percentages, unless the acquirer obtains the approval of the target corporation’s stockholders.

Any aspect of the foregoing, alone or together, could delay or prevent unsolicited takeovers and changes in control or changes in our management.

The former stockholders of our operating subsidiary Smoke Anywhere USA, Inc. are our largest stockholders and, as such, they can exert significant influence over us and make decisions that are not in the best interests of all stockholders.

The thirteen former stockholders of our operating subsidiary Smoke Anywhere USA, Inc., three of whom serve as our Chief Executive Officer, President and director of licensing and business development, respectively, and others of whom serve as members of the board of directors of Smoke Anywhere USA, Inc., beneficially own in excess of 50% of our outstanding shares of common stock. As a result, these stockholders are able to assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our outstanding shares of common stock could have the effect of delaying or preventing a change in control, or otherwise discouraging or preventing a potential acquirer from attempting to obtain control. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of the owners of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider.

We do not anticipate paying cash dividends for the foreseeable future, and therefore investors should not buy our stock if they wish to receive cash dividends.

We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain any future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Item 2.	Properties.

We lease approximately 13,323 square feet of office and warehouse facilities located at 3001 and 3091 Griffin Road, Dania Beach Florida, under a twenty-four month lease agreement that expires on April 30, 2013, and provides, subject to our exercise, three successive one-year renewal options. We have recently exercised the lease’s first one-year renewal option thereby extending the term through April 30, 2014. The lease provides for annual rental payments of $144,000 per annum (including 45 days of total rent abatement) during the initial twenty-four month term and annual rental payments of $151,200, $158,760 and $174,636 during each of the three one-year renewal options. The lease requires us to pay all applicable state and municipal sales tax as well as all operating expenses relating to the premises.

Item 3.	Legal Proceedings.

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of December 31, 2012 other than the following matters.

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

On March 1, 2013, the Company and Ruyan settled this multi-defendant federal patent infringement lawsuit as to them pursuant to a settlement agreement by and between them. Under the terms of the settlement agreement:

•

The Company acknowledged the validity of Ruyan’s U.S. Patent No. 7,832,410 for “Electronic Atomization Cigarette” (the “410 Patent”), which had been the subject of Ruyan’s patent infringement claim against the Company;

•	The Company paid Ruyan a lump sum payment of $12,000 for the Company’s previous sales of electronic cigarettes based on the 410 Patent; and

•

On March 1, 2013, in conjunction with releasing one another (including their respective predecessors, successors, officers, directors and employees, among others) from claims related to the 410 Patent, the Company and Ruyan filed a Stipulated Judgment and Permanent Injunction with the above Court dismissing with prejudice all claims which have been or could have been asserted by them in the lawsuit.

On June 22, 2012, Ruyan filed a second lawsuit against the Company alleging patent infringement under federal law by the Company of a certain patent issued to Ruyan by the United States Patent Office on April 17, 2012. Ruyan has filed separate cases of patent infringement against 10 different defendants, including the Company, asserting that each defendant has infringed United States Patent No. 8,156,944 (the “944 Patent”). Ruyan’s second lawsuit against the Company known as Ruyan Investment (Holdings) Limited vs. Vapor Corp. CV-12-5466 is pending in the United States District Court for the Central District of California. All of these lawsuits have been consolidated for discovery and pre-trial purposes. The Company intends to vigorously defend against this lawsuit.

On February 25, 2013, Ruyan’s second federal patent infringement lawsuit against the Company as well as all of the other consolidated lawsuits were stayed as a result of the Court granting a stay in one of the consolidated lawsuits. The Court granted the motion to stay Ruyan’s separate lawsuits against the Company and the other defendants because one of the defendants has filed a request for inter partes reexamination of the 944 Patent. The purpose of the reexamination of the 944 Patent is to reevaluate its patentability.

As a result of the stay, all of the consolidated lawsuits involving the 944 Patent have been stayed until the reexamination is completed. As a condition to granting the stay of all the lawsuits, the Court has required any other defendant who desires to seek reexamination of the 944 Patent and potentially seek another stay (or an extension of the existing stay) based on any such reexamination to seek such reexamination no later than July 1, 2013.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are currently quoted on the OTC Bulletin Board under the symbol VPCO.OB. The following table sets forth the high and low closing bid prices of our common stock for the quarterly periods for the years ended December 31, 2012 and 2011. These bid prices represent prices quoted by broker-dealers on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
First Quarter	$0.27	$0.11	$0.60	$0.30
Second Quarter	$0.27	$0.11	$0.48	$0.30
Third Quarter	$0.30	$0.17	$0.40	$0.20
Fourth Quarter	$0.25	$0.17	$0.30	$0.05

Holders

As of March 15, 2013, there were 3,322 shareholders of record. However, we believe that there are significantly more beneficial holders of our common stock as many beneficial holders hold their stock in “street” name.

Dividends

We did not pay any cash dividends on our common stock during 2012 or 2011 and have no intention of doing so in the foreseeable future. We intend to retain any earnings for use in our operations and the expansion of our business. Any future determination to declare and pay cash dividends will be made at the discretion of our board of directors, subject to applicable laws and will depend on our financial condition, results of operations, liquidity, capital requirements, general business conditions, any contractual restriction on the payment of dividends and other factors that our board of directors may deem relevant.

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

Executive Overview

The Company designs, markets, and distributes electronic cigarettes and accessories, under the Fifty-One® (also known as Smoke 51), Krave®, VaporX®, Alternacig®, EZ Smoker®, Green Puffer®, Americig®, Fumaré™, Hookah Stix™ and Smoke Star® brands. “Electronic cigarettes” or “e-cigarettes,” are battery-powered products that enable users to inhale nicotine vapor without smoke, tar, ash, or carbon monoxide. Electronic cigarettes look like traditional cigarettes and, regardless of their construction, are comprised of three functional components: (i) a mouthpiece, which is a small plastic cartridge that contains a liquid nicotine solution; (ii) a heating element that vaporizes the liquid nicotine so that it can be inhaled; and (iii) the electronics, which include: a lithium-ion battery, an airflow sensor, a microchip controller and an LED, which illuminates to indicate use.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of net revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities, derivative instruments, hybrid instruments, share based payment arrangements, deferred taxes and related valuation allowances. Certain of our estimates could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and records adjustments when necessary.

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

Inventories

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. If the cost of the inventories exceeds their market value, provisions are recorded to write down excess inventory to its net realizable value. The Company’s inventories consist primarily of merchandise available for resale.

Stock-Based Compensation

We account for stock-based compensation under Accounting Standard Codification Topic (“ASC”)718, “Compensation-Stock Compensation” (“ASC 718”). These standards define a fair value based method of accounting for stock-based compensation. In accordance with ASC 718, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes-Merton valuation model, whereby compensation cost is the estimated fair value of the award as determined by the valuation model at the grant date or other measurement date. The resulting amount is charged to expense on the straight-line basis over the period in which we expect to receive the benefit, which is generally the vesting period.

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

Results of Operations for the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Net Sales for the years ended December 31, 2012 and 2011 were $21,352,691 and $15,982,097, respectively, an increase of $5,370,594 or approximately 33.6%. The increase in sales is primarily attributable to sales to a new distributor, new and existing wholesale customers and increased direct to consumer sales. After reviewing the effectiveness of our direct marketing campaigns for our EZ Smoker Brand®, we decreased our direct marketing campaigns and began the process of redesigning and reconfiguring the campaigns. During the fourth quarter of 2012, we began to test a new direct marketing campaign for our Alternacig® brand and we anticipate increasing those efforts in 2013. In addition in 2012, we continued increasing our Internet advertising campaigns, which led to increased direct to consumer sales, which more than offset the decrease in direct marketing sales during the year ending December 31, 2012.

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

While the FDA has not yet mandated electronic cigarettes be regulated as tobacco products, during 2012, the FDA indicated that it intends to regulate electronic cigarettes under the Tobacco Control Act through the issuance of deeming regulations that would include electronic cigarettes under the definition of a “tobacco product” under the Tobacco Control Act subject to the FDA’s jurisdiction. The FDA has announced that it will issue proposed deeming regulations by April 2013. As of the date of this report, the FDA had not taken such action.

The application of the Tobacco Control Act to electronic cigarettes could impose, among other things, restrictions on the content of nicotine in electronic cigarettes, the advertising, marketing and sale of electronic cigarettes, the use of certain flavorings and the introduction of new products. We cannot predict the scope of such regulations or the impact they may have on our company specifically or the electronic cigarette industry generally, though if enacted, they could have a material adverse effect on our business, results of operations and financial condition.

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

Cost of goods sold for the years ended December 31, 2012 and 2011 was $13,225,008 and $6,732,335, respectively, an increase of $6,492,673, or 96.4%. The increase is primarily due to a change in product mix to higher distributor and wholesaler sales, which have lower gross margins than our direct sales to consumers. Our gross margins decreased to 38.1% from 57.8% due to the change in the product mix. This increase in cost of goods sold for the year ended December 31, 2012 was partially offset by our lower average cost per unit during the period, due to more consistent purchases from our suppliers and our continuing efforts to consolidate our product acquisitions with fewer suppliers. We believe we can continue to lower our average cost per unit through higher volume purchases from suppliers.

Selling, general and administrative expenses for the years ended December 31, 2012 and 2011 were $6,865,633 and $4,157,638, an increase of $2,707,995 or 65.1%. The increase is primarily attributable to increases in salaries and related benefits of $1,603,795 due to increased personnel, including the hiring of a chief financial officer, chief operating officer, increased compensation arrangements with our chief executive officer and the hiring of additional sales personnel; increased occupancy costs of $111,461 due to increases in operating expenses and infrastructure costs; and increased variable selling expenses of $1,021,932 due to increases in freight out, insurance, travel costs, and merchant card processing fees, net of decreases in professional and consulting fees of $144,777 due to the hiring of personnel to fulfill these responsibilities. These investments in personnel and infrastructure will benefit us in the year ahead as we are well positioned to service and support our customer needs and our anticipated growth.

Advertising expense for the years ended December 31, 2012 and 2011 were $3,559,616 and $3,961,946, respectively, a decrease of $402,330 or 10.1%. During the year ending December 31, 2012, we decreased certain of our direct marketing campaigns and increased and continued various other advertising campaigns. Our advertising efforts have created effective brand awareness and we expect to continue to leverage and increase our brand presence through our distribution channels with effective advertising campaigns in the year ahead.

Interest expense for the years ended December 31, 2012 and 2011 was $89,348 and $0 respectively. The increase was attributable to the Senior Convertible Notes and the Senior Note issued during 2012.

Income tax (benefit) expense for the years ended December 31, 2012 and 2011 was ($465,941) and $416,840, respectively, a decrease of $882,781 or (211.8%). The effective tax rate for the year ended December 31, 2012 and 2011 differs from the U.S. federal statutory rate of 35% primarily due to under accrual of state income taxes from prior years and certain permanent differences between tax reporting purposes and financial reporting purposes. The Company was subject to federal tax liens for failure to timely pay federal corporate taxes for the year ended December 31, 2009. These tax liens, including interest and penalties amount to $281,236. The Company paid these amounts owed in full during the first quarter of 2012 and effective July 5, 2012, the federal liens were permanently released.

Net loss was $1,920,972 for the year ended December 31, 2012 and net income was $713,338 for the year ended December 31, 2011 as a result of the items discussed above.

Liquidity and Capital Resources

We are not aware of any factors that are reasonably likely to adversely affect liquidity trends, other than those factors summarized under “Item 1A. Risk Factors” and described below. We are not involved in any hedging activities and had no forward exchange contracts outstanding at December 31, 2012. In the ordinary course of business we enter into purchase commitments by issuing purchase orders, which may or may not requires vendor deposits. These transactions are recognized in our consolidated financial statements in accordance with GAAP.

Our liquidity and capital resources have decreased significantly as a result of the net operating losses we incurred during the year ended December 31 2012. During the fourth quarter, as discussed in note 7 of our consolidated financial statements included elsewhere in this report, the Company and the holders of the Company’s $300,000 principal amount senior convertible notes amended the notes to extend their redemption provisions at the option of the holders from any time after June 18, 2013 to any time after June 18, 2014. In addition, the Company and the holder of the Company’s $50,000 principal amount senior convertible note amended the note to extend its redemption provision at the option of the holder from any time after September 27, 2013 to any time after September 27, 2014. The Company and the holder of the Company’s $500,000 principal senior note amended the note to extend the maturity date for payment from January 8, 2013 to January 8, 2014. At December 31, 2012, we had working capital of $325,836 compared to $1,347,846 at December 31, 2011, a decrease of $1,022,010. Subsequent to December 31, 2012, as discussed in note 10 of our consolidated financial statements included elsewhere in this report, the Company completed a private sale to an accredited investor of a $500,000 principal amount senior convertible note of the Company and common stock purchase warrants. The Company generated aggregate proceeds of $500,000 from the private sale of these securities. The Company intends to use such proceeds for working capital purposes.

Although the Company can provide no assurances, it believes its cash on hand, including the $500,000 of proceeds it generated from its recent private sale of the like principal amount senior convertible note and anticipated cash flow from operations will provide sufficient liquidity and capital resources to fund its business for at least the next twelve months. In the event the Company continues to experience liquidity and capital resources constraints because of continuing operating losses, greater than anticipated sales growth or otherwise, the Company may need to raise additional capital in the form of equity and/or debt financing. If such additional capital is not available on terms acceptable to the Company or at all then the Company may need to curtail its operations and/or take additional measures to conserve and manage its liquidity and capital resources, any of which would have a material adverse effect on our business, results of operations and financial condition.

Our cash used in operating activities was $1,020,758 for the year ended December 31, 2012, which compared unfavorably to cash provided by operating activities of $323,218 during the year ended December 31, 2011. Our net cash used in operating activities for the year ended December 31, 2012 resulted from increases in due from merchant credit card processors, accounts receivable, accounts payable, accrued expenses, deferred tax asset, and decreases in inventories, prepaid expenses, customer deposits and income taxes payable, which are attributable to our efforts to increase sales and accommodate anticipated future sales growth.

Our net cash used in investing activities was $9,318 and $32,467 for the years ended December 31, 2012 and 2011, respectively, for purchases of property and equipment.

Our net cash provided by financing activities was $850,000 and $0 for the years ended December 31, 2012 and 2011, respectively. These financing activities relate to the Company’s issuance of the senior convertible notes and the senior note.

In the ordinary course of our business, we enter in to purchase orders for components and finished goods, which may or may not require vendor deposits and may or may not be cancellable by either party. At December 31, 2012 and 2011, we had $279,062 and $497,455 in vendor deposits, respectively, which are included in prepaid expenses on the consolidated balance sheets included elsewhere in this report. At December 31, 2012 and 2011, we do not have any material financial guarantees or other contractual commitments that are reasonably likely to have an adverse effect on liquidity.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the years ended December 31, 2012 and 2011 had a material impact on our operations.

Recent Accounting Policies

The Financial Accounting Standards Board, the Emerging Issues Task Force and the SEC have issued certain accounting standards, updates and regulations as of December 31, 2012 that will become effective in subsequent periods; however, management of the Company does not believe that any of those standards, updates or regulations would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2012 or 2011, and it does not believe that any of them will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

Item 8.	Financial Statements and Supplemental Data

The information required by this Item 8 is incorporated by reference herein from “Item 15. Exhibits and Financial Statement Schedules” of this report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer (who serves as principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2012. Based on this evaluation, the chief executive officer and the chief financial officer have concluded that, as of that date, disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were effective.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, and concluded that our internal controls over financial reporting were effective as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The names of our director(s) and certain information about them, as of March [        ], 2013, are set forth below:

Name of Director	Age	Position with Company	Director since
Kevin Frija	41	Chief Executive Officer	June 9, 2009

Kevin Frija

Mr. Kevin Frija is the Company’s Chief Executive Officer and sole member of the Company’s Board of Directors and has served in such capacities since June 2009. From June 2009 until February 19, 2013, Mr. Frija also served as the Company’s President. Mr. Frija has over 20 years of experience, particularly in the areas of sourcing, manufacturing, supply chain management, marketing, advertising, and licensing. Prior to Mr. Frija’s involvement in the Company, Mr. Frija operated In Gear Fashions, Inc. (“Ingear”), a swim and resort wear company based in Miami, Florida. Mr. Frija, currently and on a limited basis assists Ingear in a managerial capacity.

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

Executive Officers

The names of our executive officer(s) and certain information about them, as of March [    ], 2013, are set forth below:

Name of Officer	Age	Position with Company	Officer since
Kevin Frija	41	Chief Executive Officer	November 5, 2009
Jeffrey Holman	45	President	February 19, 2013
Harlan Press	48	Chief Financial Officer	February 29, 2012
Christopher Santi	42	Chief Operating Officer	December 12, 2012

Jeffrey Holman

Mr. Holman is the Company’s President and has been since February 19, 2013. Mr. Holman has been the President of Jeffrey E. Holman & Associates, P.A., a South Florida Based law firm, since 1998. He has also been a Partner in Holman, Cohen & Valencia since the year 2000. Mr. Holman graduated from the State University of New York at Binghamton in 1989 with a Bachelors Degree. Mr. Holman likewise graduated from the Benjamin N. Cardozo School of Law in 1995 with a degree of Juris Doctor.

Harlan Press

Mr. Harlan Press is the Company’s Chief Financial Officer and has been since February 29, 2012. Prior to being appointed as Chief Financial Officer of the Company, Mr. Press served as a consultant to the Company since August 2011. Mr. Press has worked as an independent consultant from May 2009 through February 2012 and January 2007 through December 2007. From December 2007 through April 2009, Mr. Press was the Chief Financial Officer of Solar Cosmetics Labs, Inc. From August 2005 through December 2006, Mr. Press was a director of Adsouth Partners, Inc. and from April 1994 through March 2006, Mr. Press was employed by Concord Camera Corp. in various capacities, including as Vice President, Treasurer and Principal Financial Officer. Mr. Press is a Certified Public Accountant, holds a Bachelor of Science degree from Syracuse University, is a member of the American Institute of Certified Public Accountants, New York State Society of Certified Public Accountants, and is a Chartered Global Management Accountant.

Christopher Santi

Mr. Christopher Santi is the Company’s Chief Operating Officer and has been since December 12, 2012. Prior to that Mr. Santi served as Director of Operations of the Company since October 24, 2011. Mr. Santi served as the national sales manager of Collages.net from November 2007 to October 2011. From March 2001 through October 2007, Mr. Santi was the principal and served as the president of Santi Management Corporation. Mr. Santi holds a Bachelor of Arts from Lehigh University in Psychology as well as a Master of Arts from the Miami Institute of Psychology.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the Securities and Exchange Commission (“SEC”) initial statements of beneficial ownership of our common stock and statements of changes in beneficial ownership of our common stock. Such persons are also required to furnish us with copies of all such ownership reports they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and representations that no other reports were required, we believe that all required Section 16 reports of our officers, directors and persons who own more than 10% percent of our common stock were filed timely during the year ended December 31, 2012, except that Mr. Santi, our Chief Operating Officer, filed a statement of changes in beneficial ownership on Form 4 to report a stock option grant he received on December 12, 2012 one business day late on December 17, 2012.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

2012 SUMMARY COMPENSATION TABLE

The following table provides certain summary information concerning the compensation earned for services rendered to the Company for the fiscal years ended December 31, 2012 and 2011 by our Chief Executive Officer and our two other most highly compensated executive officers (the “named executive officers”) who served in such capacities at the end of the fiscal year ended December 31, 2012. Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law in excess of $10,000 annually.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kevin Frija Chief Executive Officer (1)	2012	143,538								143,538
	2011	72,000								72,000
Harlan Press Chief Financial Officer (1)	2012	144,711				40,000				184,711
Christopher Santi Chief Operating Officer (1)	2012	8,120	(2)			48,000				56,129

(1)	Mr. Frija also served as our President until February 19, 2013 when he resigned to cede the position to Jeffrey Holman, who we engaged on that date to assume such position. Mr. Press was appointed our Chief Financial Officer on February 29, 2012. Mr. Santi was appointed our Chief Operating Officer on December 12, 2012.

(2)	The amount represents the portion of Mr. Santi’s annualized base salary of $156,000 he earned from December 12, 2012, the date of being appointed our Chief Operating Officer, through December 31, 2012.
(3)	The amounts shown represent the aggregate grant date fair value of stock options computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718 “Compensation-Stock Compensation” (“FASB ASC Topic 718”). The value ultimately realized by the named executive officer upon the actual exercise of the stock options may or may not be equal to the FASB ASC Topic 718 computed value. The discussion of the assumptions used for purposes of the valuation of the stock options appears in note 5 of our consolidated financial statements included elsewhere herein.

Arrangements with Named Executive Officer and Recently Appointed President

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

On December 12, 2012, the Company entered into an employment agreement with Christopher Santi to serve as its Chief Operating Officer pursuant to which Mr. Santi will be employed as Chief Operating Officer of the Company for a term that shall begin on December 12, 2012, and, unless sooner terminated as provided therein, shall end on December 11, 2015; provided that such term of employment shall automatically extend for successive one-year periods unless either party gives at least six months’ advance written notice of its intention not to extend the term of employment. Mr. Santi will receive a base salary of $156,000, increasing to $162,000 and $170,000, respectively, for the second and third years of the employment agreement. Mr. Santi shall be eligible to participate in the Company’s annual performance based bonus program, as the same may be established from time to time by the Company’s Board of Directors in consultation with Mr. Santi for executive officers of the Company.

In addition, the Company may terminate Mr. Santi’s employment at any time, with or without cause (as defined in the employment agreement), and Mr. Santi may terminate his employment with the Company without or for good reason (as defined in the employment agreement), provided that termination by either party is subject to advance written notice and, in most instances, the satisfaction of other conditions. Under the employment agreement, in the event Mr. Santi’s employment is terminated by the Company without cause or by Mr. Santi for good reason, Mr. Santi will be entitled to receive severance benefits equal to two months of his base salary for each year of service. In addition, Mr. Santi will receive a 10-year option to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $0.25, vesting monthly at the rate of 2,777.8 per month. Mr. Santi’ employment agreement also contains term and post-termination non-solicitation, confidentiality and non-competition covenants.

Effective February 19, 2013, as a result of the Company’s appointment of Jeffrey Holman as the Company’s President, Mr. Frija resigned the position of President and Mr. Frija will continue in his role as Chief Executive Officer of Company under the terms of his February 27, 2012 employment Agreement.

On February 19, 2013, the Company entered into the aforesaid employment agreement with Mr. Holman pursuant to which Mr. Holman will be employed as President of the Company for a term that shall begin on February 19, 2013, and, unless sooner terminated as provided therein, shall end on December 31, 2015; provided that such term of employment shall automatically extend for successive one-year periods unless either party gives at least six months’ advance written notice of its intention not to extend the term of employment. Mr. Holman will receive a base salary of $182,000 for the first two years of the employment agreement. Mr. Holman shall be eligible to participate in the Company’s annual performance based bonus program, as the same may be established from time to time by the Company’s Board of Directors in consultation with Mr. Holman for executive officers of the Company.

In addition, the Company may terminate Mr. Holman’s employment at any time, with or without cause (as defined in the employment agreement), and Mr. Holman may terminate his employment with the Company without or for good reason (as defined in the employment agreement), provided that termination by either party is subject to advance written notice and, in most instances, the satisfaction of other conditions. Under the employment agreement, in the event Mr. Holman’s employment is terminated by the Company without cause or by Mr. Holman for good reason, Mr. Holman will be entitled to receive severance benefits equal to three months of his base salary for each year of service. Mr. Holman’ employment agreement also contains term and post-termination non-solicitation, confidentiality and non-competition covenants.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information with respect to outstanding stock option awards for shares of our common stock classified as exercisable and unexercisable as of December 31, 2012 for the named executive officers.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kevin Frija	900,000	(1)	—	—	0.45	10/01/15	—	—	—	—
Harlan Press	55,556	(2)	144,444	—	0.20	02/28/22	—	—	—	—
Christopher Santi	0	(3)	100,000	—	0.23	3/29/22	—	—	—	—
	0	(4)	100,000	—	0.25	12/11/22	—	—	—	—

(1)	The option was granted on October 1, 2009. The option is fully vested and exercisable.
(2)	This option was granted on February 29, 2012. The option vesting monthly at the rate of approximately 5,556 common stock options per month.
(3)	This option was granted on March 30, 2012. This options vests annually at the rate of 25,000 common stock options per year.
(4)	This option was granted on December 12, 2012. The option vesting monthly at the rate of approximately 2,778 common stock options per month.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2012 with respect to our Equity Incentive Plan, which was duly adopted by our stockholders on November 24, 2009. There are 40,000,000 shares of our common stock reserved for issuance under our Equity Incentive Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,162,000	$0.265	38,838,000
Equity compensation plans not approved by security holders	4,500,000	$0.45	—
Total	5,662,000	$0.412	38,838,000

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2013 by:

•	each person whom we know beneficially owns more than 5% of our common stock;

•	our named executive officers and sole director; and

•	all of our executive officers and sole director as a group.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC.

The percentage of common stock beneficially owned by each person before the offering is based on 66,840,385 shares of common stock outstanding as of March 15, 2013.

Shares of common stock that may be acquired within 60 days following March 15, 2013 pursuant to the exercise of options, warrants or convertible notes are deemed to be outstanding for the purpose of computing the percentage ownership of such holder but are not deemed to be outstanding for computing the percentage ownership of any other person shown in the table. Unless otherwise indicated and subject to community property laws where applicable, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Unless otherwise indicated, the address for each person is our address at 3001 Griffin Road, Dania Beach, Florida 33312.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
5% Stockholders:
Doron Ziv (1)	8,030,108	12.01%
Jeffrey Holman (2)	6,205,548	9.28%
Tamar Galazan	5,353,750	8.01%
Adam Frija (3)	5,064,720	7.58%
Isaac Galazan (4)	4,731,509	7.08%
Named Executive Officers and Director (not otherwise included above):
Kevin Frija (5)	5,907,189	8.84%
Harlan Press (6)	562,766	0.84%
Christopher Santi (7)	38,889	0.06%

All executive officers and directors as a group (4 persons)	6,508,844	9.74%

(1)	Includes 600,000 shares issuable upon exercise of currently exercisable stock options, 15,504 shares issuable upon exercise of currently exercisable common stock purchase warrants, and 469,484 shares issuable upon the conversion of convertible notes. The named person is an employee of our company and serves as a director of our operating subsidiary Smoke Anywhere USA, Inc.
(2)	Includes 600,000 shares issuable upon exercise of currently exercisable stock options. The named person serves as our President and as a director of our operating subsidiary Smoke Anywhere USA, Inc.
(3)	Includes 600,000 shares issuable upon exercise of currently exercisable stock options. The named person serves as our director of licensing and business development and is the brother of Mr. Kevin Frija, our chief executive officer and sole director.
(4)	Includes 600,000 shares issuable upon exercise of currently exercisable stock options. The named person serves as a director of our operating subsidiary Smoke Anywhere USA, Inc.
(5)	Includes 900,000 shares issuable upon exercise of currently exercisable stock options, 22,372 shares issuable upon exercise of currently exercisable common stock purchase warrants, and 677,817 shares issuable upon the conversion of convertible notes. The named person serves as our Chief Executive Officer and sole director.
(6)	Includes 77,778 shares issuable upon exercise of currently exercisable stock options, 15,504 shares issuable upon exercise of currently exercisable common stock warrants, and 469,484 shares issuable upon the conversion of convertible notes. The named person serves as of our Chief Financial Officer.
(7)	Includes 13,889 shares issuable upon exercise of currently exercisable options. The named person serves as our Chief Operating Officer.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Other than employment agreements with our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and our recently appointed President described above under “Item 11. Executive Compensation—Arrangements with Named Executive Officers and Recently Appointed President”, the following is a description of transactions since January 1, 2011, to which we have been a party in which:

•	the amounts involved exceeded or will exceed $120,000; and

•	our sole director and executive officers or holders of more than 5% of our common stock, or any member of the immediate family of the foregoing persons or entities affiliated with them, had or will have a direct or indirect material interest.

On June 19, 2012, the Company entered into securities purchase agreements with Kevin Frija, its Chief Executive Officer, Harlan Press, its Chief Financial Officer, and Doron Ziv, a greater than 10% stockholder of the Company, pursuant to which Messrs. Frija, Press and Ziv purchased from the Company (i) $300,000 aggregate principal amount of the Company’s senior convertible notes (the “$300,000 Senior Convertible Notes”) and (ii) common stock purchase warrants to purchase up to an aggregate of 46,512 shares of the Company’s common stock.

The $300,000 Senior Convertible Notes bear interest at 18% per annum, provides for cash interest payments on a monthly basis, mature on June 18, 2015, are redeemable at the option of the holders at any time after June 18, 2013 (such date having been extended as described below) subject to certain limitations, are convertible into shares of the Company’s common stock at the option of the holders at an initial conversion price of $0.213 per share (which represents 110% of the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding June 19, 2012) subject to certain anti-dilution protection and are senior unsecured obligations of the Company.

On November 13, 2012, the Company and the above named holders of the $300,000 Senior Convertible Notes amended the Notes to extend their redemption provision at the option of the holders from any time after June 18, 2013 to any time after June 18, 2014.

On September 28, 2012, the Company entered into a securities purchase agreement with Kevin Frija, its Chief Executive Officer, pursuant to which Mr. Frija purchased from the Company (i) a $50,000 principal amount senior convertible note of the Company (the “$50,000 Senior Convertible Note”) and (ii) common stock purchase warrants to purchase up to an aggregate of 6,868 shares of the Company’s common stock.

The $50,000 Senior Convertible Note bears interest at 18% per annum, provides for cash interest payments on a monthly basis, matures on September 28, 2015, is redeemable at the option of the holder at any time after September 27, 2013 (such date having been extended as described below) subject to certain limitations, is convertible into shares of the Company’s common stock at the option of the holder at an initial conversion price of $0.24 per share (which represents 110% of the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding September 27, 2012) subject to certain anti-dilution protection and is a senior unsecured obligation of the Company.

On November 13, 2012, the Company and the above named holder of the $50,000 Senior Convertible Note amended the Note to extend its redemption provision at the option of the holder from any time after September 27, 2013 to any time after September 27, 2014.

The $300,000 Senior Convertible Notes and the $50,0000 Senior Convertible Note do not restrict the Company’s ability to incur future indebtedness.

On July 9, 2012, the Company borrowed $500,000 from Ralph Frija, the father of the Company’s Chief Executive Officer Kevin Frija and a less than 5% stockholder of the Company, pursuant to a senior note (the “Senior Note”).

The Senior Note bears interest at 24% per annum, provides for cash interest payments on a monthly basis, is a senior unsecured obligation of the Company, and matures at the discretion of the Company on the earlier of (x) the date on which the Company consummates a single or series of related financings from which it receives net proceeds in excess of 125% of the initial principal amount of the Senior Note or (y) January 8, 2014 (such date having been extended as described below).

On November 13, 2012, the Company and the above named holder of the $500,000 Senior Note amended the note to extend its maturity date for payment from January 8, 2013 to January 8, 2014.

The Senior Note does not restrict the Company’s ability to incur future indebtedness.

We utilized the services of an entity that is owned 50% by our President and Chief Executive Officer. The entity performed fulfillment services and leasing of warehouse space to us prior to our move to new facilities in the second quarter of 2011. Amounts paid to this entity for the years ended December 31, 2012 and 2011 were $0 and $105,000, respectively.

Mr. Adam Frija, a greater than 5% stockholder of our company, serves as our director of licensing and business development for which he is paid $60,000 per year. He is the brother of Mr. Kevin Frija, our Chief Executive Officer and sole director.

Effective January 1, 2012, Mr. Jeffrey Holman, Mr. Isaac Galazan and Mr. Doron Ziv became at-will employees of our company at an annual rate of $78,000 per person. Messrs. Holman, Galazan and Ziv are directors of Smoke Anywhere and greater than 5% stockholders of our company. Included in accrued expenses payable on the consolidated balance sheets at December 31, 2012 and 2011 included elsewhere in this report are liabilities of approximately $4,350 and $0, respectively, due and owing to each Messsrs. Holman and Galazan for payroll earned but voluntarily deferred. Effective February 19, 2013, Mr. Holman entered into an employment agreement with the Company to serve as our President at an annualized base salary of $182,000 during the two-year term of the agreement.

Director Independence

Our common stock is quoted traded on the OTC Bulletin Board. The OTC Bulletin Board does not have any director independence requirements. Mr. Frija, our Chief Executive Officer, is our sole director and, as such, we do not have an independent board of directors.

Item 14.	Principal Accountant Fees and Services.

In accordance with the requirements of the Sarbanes-Oxley Act of 2002, all audit and audit-related services and all non-audit services performed by our current independent public accounting firm, Marcum LLP (“Marcum”) is approved in advance by our Board of Directors, including the proposed fees for any such service, in order to assure that the provision of any such service does not impair the accounting firm’s independence. The Board of Directors is informed of each service actually rendered.

Audit Fees

The aggregate fees billed and expected to be billed by Marcum for professional services rendered for the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2012 and for the review of our consolidated financial statements for the fiscal year ended December 31, 2012 are $107,665., The aggregate fees billed by Marcum for professional services rendered for the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2011 and for the review of our consolidated financial statements for the fiscal year ended December 31, 2011 were $82,309.

Audit-Related Fees

The aggregate fees billed by Marcum for assurance related services in connection with the audit or review of financial statements for the fiscal years ended December 31, 2012 and 2011 were $6,045 and $0, respectively.

Tax Fees

There were no fees billed by Marcum for professional services rendered for tax compliance, tax advice or tax planning during fiscal years ended December 31, 2012 and 2011.

All Other Fees

There were no fees billed by Marcum for products or professional services rendered, other than services described under the caption “Audit Fees” above during the fiscal years ended December 31, 2012 and 2011.

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

(b) Exhibits. The following exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Description of Exhibit

2.1	Acquisition Agreement and Plan of Merger made and entered into as of September 1, 2009, by and among Smoke Anywhere USA, Inc., the shareholders of Smoke Anywhere USA, Inc. who are signatories, Miller Diversified Corp., Smoke Holdings, Inc. and VAPECO Holdings Inc. (1)

3.1	Amended and Restated Articles of Incorporation of the Registrant (2)

3.2	Amended and Restated By-Laws of the Registrant (1)

10.1	Equity Incentive Plan of Registrant (2)

10.2	Lease Agreement dated March 21, 2011 by and between the Registrant and 3001 Griffin Partners, LLC (4)

10.3	Employment Agreement, dated February 27, 2012, between Vapor Corp. and Kevin Frija (7)

10.4	Employment Agreement, dated February 27, 2012, between Vapor Corp. and Harlan Press (7)

10.5	Employment Agreement, dated December 12, 2012, between Vapor Corp. and Christopher Santi (8)

10.6	Employment Agreement, dated February 19, 2013, between Vapor Corp. and Jeffrey Holman (9)

10.7	Private Label Production and Supply Agreement entered into on December 6, 2011 by and between Vapor Corp. and Spike Marks Inc./Casa Cubana (10)

10.8	Form of Convertible Note (11)

10.9	Form of Common Stock Purchase Warrant (11)

10.10	Form of Senior Note (12)

10.11	Scan Based Trading Agreement effective as of July 25, 2012 by and among Vapor Corp. and Dolgencorp, LLC, DG Strategic VII, Dolgen Midwest, LLC, Dolgen California, LLC, Dolgencorp of New York, Inc., Dolgencorp of Texas, Inc., DG Retail, LLC and Dollar General Partners (13)

14.1	Code of Ethics (3)

16.1	Letter regarding change in certifying accountant (5)

21.1	Subsidiaries of the Registrant (6)

31.1*	Rule 13a14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

101.INS**	XBRL Instance Document**

101.SCH**	XBRL Taxonomy Extension Schema Document**

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF**	XBRL Taxonomy Definition Linkbase Document**

*	Filed herewith.
**	Furnished herewith (not filed).
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 11, 2009, as filed with the Securities and Exchange Commission (“SEC”) on November 13, 2009.
(2)	Incorporated by reference to the Registrant’s Definitive Information Statement on Schedule 14C dated November 24, 2009, as filed with the SEC on December 10, 2009.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, as filed with the SEC on May 14, 2010.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 1, 2010, as filed with the SEC on April 7, 2011.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 29, 2011, as filed with the SEC on July 29, 2011.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 31, 2011.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 27, 2012, as filed with the SEC on February 28, 2012.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 12, 2012, as filed with the SEC on December 13, 2012.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 19, 2013, as filed with the SEC on February 26, 2013.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 6, 2011, as filed with the SEC on April 25, 2012.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 19, 2012, as filed with the SEC on June 22, 2012.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 9, 2012, as filed with the SEC on July 10, 2012.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 31, 2012, as filed with the SEC on July 31, 2012

Each management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15 is listed in exhibits 10.1, 10.3, 10.4, 10.5 and 10.6.

(c) Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Vapor Corp.

We have audited the accompanying consolidated balance sheets of Vapor Corp. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vapor Corp. as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

New York, NY

March 29, 2013

VAPOR CORP.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash	$176,409	$356,485
Due from merchant credit card processors, net of reserve for charge-backs of $15,000 and $40,000, respectively	1,031,476	661,575
Accounts receivable, net of allowance of $61,000 and $80,000, respectively	748,580	624,593
Inventories	1,670,007	2,234,834
Prepaid expenses	465,860	639,660
Income tax receivable	47,815	—
Deferred tax asset, net	222,130	143,037

TOTAL CURRENT ASSETS	4,362,277	4,660,184
Property and equipment, net of accumulated depreciation of $16,595 and $5,144 respectively	25,190	27,323
Other assets	12,000	12,000

TOTAL ASSETS	$4,399,467	$4,699,507

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable	$3,208,595	$1,628,940
Accrued expenses	350,151	284,042
Customer deposits	477,695	675,000
Income taxes payable	—	724,356

TOTAL CURRENT LIABILITIES	4,036,441	3,312,338

LONG-TERM DEBT:
Senior convertible notes payable to related parties, net of debt discount of $3,530 and $0 respectively	346,470	—
Senior note payable to stockholder	500,000	—

TOTAL LONG-TERM DEBT	846,470	—

TOTAL LIABILITIES	4,882,911	3,312,338

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock, $.001 par value, $1,000,000 shares authorized, none issued
Common stock, $.001 par value, 250,000,000 shares authorized 60,185,344 shares issued and outstanding	60,185	60,185
Additional paid-in capital	1,637,377	1,587,018
Accumulated deficit	(2,181,006)	(260,034)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	(483,444)	1,387,169

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$4,399,467	$4,699,507

See notes to consolidated financial statements

VAPOR CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,
	2012	2011
SALES NET	$21,352,691	$15,982,097
Cost of goods sold	13,225,008	6,732,335

Gross Profit	8,127,683	9,249,762

EXPENSES:
Selling, general and administrative	6,865,633	4,157,638
Advertising	3,559,616	3,961,946

Total operating expenses	10,425,249	8,119,584

Operating (loss) income	(2,297,566)	1,130,178

Other expense:
Interest expense	89,347	—

Total other expenses	89,347	—

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	(2,386,913)	1,130,178
Income tax (benefit) expense	(465,941)	416,840

NET (LOSS) INCOME	$(1,920,972)	$713,338

BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE	$(0.03)	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	60,185,344	60,176,303

See notes to consolidated financial statements

VAPOR CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(DEFICIENCY)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit)	Total
Balance — January 1, 2011	60,135,344	$60,135	$1,537,776	$(973,372)	$624,539
Stock-based compensation expense	—	—	27,742	—	27,742
Issuance of common stock for services	50,000	50	21,500	—	21,550
Net Income				713,338	713,338

Balance — December 31, 2011	60,185,344	60,185	1,587,018	(260,034)	1,387,169
Stock-based compensation expense	—	—	46,089	—	46,089
Discount on convertible notes to related parties	—	—	4,270	—	4,270
Net Loss	—	—	—	(1,920,972)	(1,920,972)

Balance – December 31, 2012	60,185,344	$60,185	$1,637,377	$(2,181,006)	$(483,444)

See notes to consolidated financial statements

VAPOR CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2012	2011
OPERATING ACTIVITIES:
Net (loss) income	$(1,920,972)	$713,338
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for allowances	5,645	—
Depreciation	11,451	5,144
Amortization of debt discount	740	—
Stock-based compensation	46,089	49,292
Deferred tax asset	(79,093)	(143,037)
Changes in operating assets and liabilities:
Due from merchant credit card processors	(369,901)	(162,090)
Accounts receivable	(129,632)	(320,202)
Prepaid expenses	173,800	(634,947)
Inventories	564,827	(1,310,025)
Other assets	—	(12,000)
Accounts payable	1,579,655	730,318
Accrued expenses	66,109	181,542
Customer deposits	(197,305)	675,000
Income taxes	(772,171)	550,885

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,020,758)	323,218

INVESTING ACTIVITIES:
Purchases of property and equipment	(9,318)	(32,467)

NET CASH USED IN INVESTING ACTIVITIES	(9,318)	(32,467)

FINANCING ACTIVITIES
Proceeds from senior convertible notes payable to related parties	350,000	—
Proceeds from note payable to stockholder	500,000	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	850,000	—

(DECREASE) INCREASE IN CASH	(180,076)	290,751
CASH — BEGINNING OF YEAR	356,485	65,734

CASH — END OF YEAR	$176,409	$356,485

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$119,515	$155

Cash paid for income taxes	$381,814	$2,097

See notes to consolidated financial statements

VAPOR CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND BASIS OF PRESENTATION

Business description

Vapor Corp. (the “Company”) is the holding company for its wholly owned subsidiary Smoke Anywhere U.S.A., Inc. (“Smoke”). The Company designs, markets and distributes electronic cigarettes and accessories under the Fifty-One® (also known as Smoke 51), Krave®, VaporX®, Alternacig®, EZ Smoker®, Green Puffer®, Americig®, Fumaré™, Hookah Stix™ and Smoke Star® brands. “Electronic cigarettes” or “e-cigarettes,” designed to look like traditional cigarettes, are battery-powered products that enable users to inhale nicotine vapor without smoke, tar, ash, or carbon monoxide.

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

Use of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of net revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities, derivative instruments, hybrid instruments, share based payment arrangements, deferred taxes and related valuation allowances. Certain of our estimates could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and records adjustments when necessary.

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

The Company periodically provides incentive offers to its customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases, inducement offers, such as offers for future discounts subject to a minimum current purchase, and other similar offers. Current discount offers, when accepted by the Company’s customers, are treated as a reduction to the purchase price of the related transaction, while inducement offers, when accepted by its customers, are treated as a reduction to the purchase price of the related transaction based on estimated future redemption rates. Redemption rates are estimated using the Company’s historical experience for similar inducement offers. The Company reports sales, net of current discount offers and inducement offers on its consolidated statements of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. For financial statement purposes, investments in money market funds are considered a cash equivalent and are included in cash and cash equivalents. The Company maintains its cash and cash equivalents at high credit quality federally insured financial institutions, with balances, at times, in excess of federally insured limits. Management believes that the financial institutions that hold the Company’s deposits are financially sound and, therefore, pose a minimum credit risk. The Company has not experienced any losses in such accounts. At December 31, 2012 and 2011, the Company did not hold any cash equivalents.

Accounts Receivable

Accounts receivable, net is stated at the amount the Company expects to collect. The Company provides a provision for allowances that includes returns, allowances and doubtful accounts equal to the estimated uncollectible amounts. The Company estimates its provision for allowances based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the provision for allowances will change.

Inventories

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. If the cost of the inventories exceeds their market value, provisions are recorded to write down excess inventory to its net realizable value. The Company’s inventories consist primarily of merchandise available for resale.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In connection with this review, the Company also reevaluates the depreciable lives for these assets. The Company assesses recoverability by determining whether the net book value of the related asset will be recovered through the projected undiscounted future cash flows of the asset. If the Company determines that the carrying value of the asset may not be recoverable, it measures any impairment based on the projected future discounted cash flows as compared to the asset’s carrying value. Through December 31, 2012, the Company has not recorded any impairment charges on its long-lived assets.

Advertising

The Company expenses advertising cost as incurred.

Warranty liability

The Company’s limited lifetime warranty policy generally allows its end users and retailers to return defective purchased rechargeable products in exchange for new products. The Company estimates a reserve for warranty liability and records that reserve amount as a reduction of revenues and as an accrued expense on the accompanying consolidated balance sheets. The warranty claims and expense was not deemed material for the years ended December 31, 2012 and 2011.

Income taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740, “Income Taxes”(“ASC 740.”) Under this method, income tax expense is recognized as the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary difference resulting from matters that have been recognized in the Company’s financial statement or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported based on the weight of the available evidence it is more likely than not some portion or all of the deferred tax assets will be realized.

Fair value measurements

The Company adopted the provisions of ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The Company’s short term financial instruments include cash, due from merchant credit card processors, accounts receivable, accounts payable and accrued expenses, each of which approximate their fair values based upon their short term nature. The Company’s other financial instruments include notes payable obligations. The carrying value of these instruments approximate fair value, as they bear terms and conditions comparable to market, for obligations with similar terms and maturities.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board, the Emerging Issues Task Force and the SEC have issued certain accounting standards, updates and regulations as of December 31, 2012 that will become effective in subsequent periods; however, management of the Company does not believe that any of those standards, updates or regulations would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2012 or 2011, and it does not believe that any of them will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

Note 3. DUE FROM MERCHANT CREDIT CARD PROCESSOR

Due from merchant credit card processor represents monies held by the Company’s former and current credit card processors. The funds are being held by the merchant credit card processors pending satisfaction of their hold requirements and expiration of charge backs/refunds from customers.

Note 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2012	2011
Computer hardware	$9,147	$4,982
Furniture and fixtures	19,821	14,668
Warehouse fixtures	7,564	7,564
Warehouse equipment	5,253	5,253

	41,785	32,467
Less: accumulated depreciation and amortization	(16,595)	(5,144)

	$25,190	$27,323

During the year ended December 31, 2012 and 2011, the Company incurred $11,451 and $5,144, respectively of depreciation expense.

Note 5. STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred Stock

The Company’s amended and restated articles of incorporation authorizes the Company’s Board of Directors to issue up to 1,000,000 shares of “blank check” preferred stock, having a $.001 par value, in one or more series without stockholder approval. Each such series of preferred stock may have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as determined by the Company’s Board of Directors. At December 31, 2012 and 2011, no shares of preferred stock were issued or outstanding.

Issuance of Common Stock

On March 7, 2011, the Company issued a total of 100,000 shares of common stock, pursuant to a consultancy agreement dated February 17, 2011. The Company terminated the agreement on May 3, 2011 and 50,000 shares were subject to be returned to the Company. Said shares were returned to the Company and cancelled on June 23, 2011. The Company valued these shares at $21,550 based on the market price and recognized an expense in the amount of $21,550, which was included in stock-based compensation expense for the year ended December 31, 2011.

Stock-Based compensation

During the years ended December 31, 2012 and 2011, the Company recognized stock-based compensation expense of $46,089 and $27,742, respectively, which is included as part of selling, general and administrative expense in the accompanying consolidated statements of operations. The amounts relate to the granting of options to employees and consultants to purchase 324,000 shares of the Company’s common stock with a grant price of $0.375 per share in January 2010 which vest in 4 equal annual installments valued at $62,532; the granting of options to the Company’s Chief Financial Officer to purchase 200,000 shares of the Company’s common stock with a grant price of $0.20 per share in February 2012 which vest in 36 monthly installments valued at $20,000; the granting of options to employees and consultants to purchase 288,000 shares of the Company’s common stock with a grant price of $0.23 per share in March 2012 which vest in 4 equal annual installments valued at $32,832; the granting of options to an employee who has since become the Company’s Chief Operating Officer to purchase 100,000 shares of the Company’s common stock with a grant price of $0.23 per share in March 2012 which vest in 4 equal annual installments valued at $11,400; the granting of options to consultants to purchase 150,000 shares of the Company’s common stock with a grant price of $0.20 per share in September 2012 which vest in 4 equal annual installments valued at $17,850; and the granting of options to the Company’s Chief Operating Officer to purchase 100,000 shares of the Company’s common stock with a grant price of $0.25 per share in December 2012 which vest in 36 monthly installments valued at $14,800.

As of December 31, 2012, 4,717,559 common stock options that were granted were vested and 944,441 common stock options were unvested. At December 31, 2012 and 2011, the amount of unamortized stock-based compensation expense on unvested stock options granted to employees and consultants was $122,592 and $61,374, respectively.

The Company accounts for share-based awards exchanged for employee services at the estimated grant date fair value of the award. Compensation expense includes the impact of an estimate for forfeitures for all stock options.

The Company estimated the fair value of employee stock options using the Black-Scholes-Merton option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The expected term of such stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by SAB 107 for “plain vanilla” options. The expected stock price volatility for the Company’s stock options was determined by examining the historical volatilities for industry peers and using an average of the historical volatilities of the Company’s industry peers as well as the trading history for the Company’s common stock. The Company will continue to analyze the stock price volatility and expected term assumptions as more data for the Company’s common stock and exercise patterns becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

Year Ended December 31, 2012
Expected term	6.3 – 10 years
Risk free interest rate	1.39% – 1.72%
Dividend yield	0.0%
Expected volatility	48% – 52%

Equity Incentive Plan

On November 24, 2009, the stockholders approved the Company’s Equity Incentive Plan (“Plan”). Pursuant to which an aggregate of 40,000,000 shares the Company’s common stock was reserved for issuance to employees and non-employee directors of and consultants to the Company in connection with their retention and/or continued employment by the Company. The Plan provides for the granting of incentive stock options to employees, the granting of non-qualified stock options to employees, non-employee directors and consultants, and the granting of restricted stock to employees, non-employee directors and consultants. Options issued under the Plan generally have a ten-year term and generally become exercisable over a four-year period. Shares subject to awards that expire unexercised or are forfeited or terminated will again become available for issuance under the Plan. No participant in the Equity Incentive Plan can receive option grants and/or restricted shares for more than 20% of the total shares subject to the Plan.

Options outstanding at December 31, 2012 under the various plans are as follows (in thousands):

Plan	Total Number of Options Outstanding in Plans
Equity compensation plans not approved by security holders	4,500
Equity Incentive Plan	1,162

5,662

A summary of activity under all option Plans for the years ended December 31, 2012 and 2011 is presented below (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	5,208	$0.440	6.54	$—
Options granted	—	—	—
Options exercised	—	—	—
Options forfeited or expired	(72)	.375	10.00

Outstanding at December 31, 2011	5,136	0.441	6.63	—
Options granted	850	0.220	10.00
Options exercised	—	—	—
Options forfeited or expired	(324)	0.369	10.00

Outstanding at December 31, 2012	5,662	$0.412	6.94	$—

Exercisable at December 31, 2012	4,718	$0.456	6.48	$—

Options available for grants at December 31, 2012	38,838

Net (loss) income per share

The Company utilizes ASC 260, “Earnings per Share,” (“ASC 260”) to calculate net income or loss per share. Basic net (loss) income per share are computed by dividing the net income or loss applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion or exercise of the Company’s senior convertible notes and common stock purchase warrants, as applicable (using the if-converted or exercised method). Because the Company incurred a loss for the year ended December 31, 2012, potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net (loss) income per share, because the effect of their inclusion would have been anti-dilutive.

Diluted income per share for the year ended December 31, 2011 excludes the shares issuable upon the exercise of stock options from the calculation of net income per share, as their effect would be antidilutive.

Securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted loss per share consist of the following (in thousands):

	Year ended December 31, 2012	Year ended December 31, 2011
Senior convertible notes	1,617	—
Common stock purchase warrants	53	—
Stock options	5,662	5,136

Total	7,332	5,136

Note 6. INCOME TAXES

The income tax (benefit) provision consists of the following:

	Years ended December 31,
	2012	2011
Current:
Federal	$(383,861)	$477,591
State and local	(2,987)	82,285

	(386,848)	559,876

Deferred:
Federal	(283,944)	(126,069)
State and local	(117,722)	(11,171)

	(401,666)	(137,240
Change in valuation allowance	322,573	(5,796)

	(79,093)	(143,036)

(Benefit) provision for income taxes	$(465,941)	$416,840

The following is a reconciliation of the expected tax (benefit) expense on the U.S. statutory rate to the actual tax (benefit) expense reflected in the accompanying statement of operations:

	Years Ended December 31,
	2012	2011
U.S federal statutory rate	(34.00%)	34.00%
State and local taxes net of federal benefit	(3.63%)	3.63%
Permanent differences-tax penalties & other	(0.58%)	1.21%
Prior year under accrual	—	(1.35%)
Deferred tax adjustment	3.07%	—
Change in valuation allowance	15.62%	(0.49%)

Income tax (benefit) provision	(19.52%)	37.00%

As of December 31, 2012 and 2011, the Company’s deferred tax assets and liabilities consisted of the effects of temporary differences attributable to the following:

	Years Ended December 31,
	2012	2011
Current deferred tax assets:
Net operating loss carryforwards	$222,130	$—
Reserves and allowances	28,599	45,157
Inventory	19,407	97,966
Accrued expenses and deferred income	9,670	10,196
Charitable contributions	1,317	—

Total current deferred tax assets	281,123
Valuation allowance	(3,808)

Total current deferred tax assets, net of valuation allowance	277,315	153,319

Deferred tax liabilities:
Section 481 (a) adjustment	(48,900)	—
Property and equipment	(6,285)	(10,282)

Total deferred tax liabilities	(55,185)	(10,282)

Net current deferred tax assets	222,130	143,037

Non-current deferred tax assets:
Net operating loss carryforwards	301,422	—
Stock-based compensation expense	475,847	458,504

Total non-current deferred tax assets	777,269	458,504
Valuation allowance	(777,269)	(458,504)

Total non-current deferred tax assets, net of valuation allowance	—	—

Net deferred tax assets	$222,130	$143,037

The Company was subject to federal tax liens for failure to timely pay federal corporate taxes for the year ended December 31, 2009. These tax liens, including interest and penalties amount to $281,236. The Company paid these amounts owed in full during the first quarter of 2012 and effective July 5, 2012, the federal liens were permanently released.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management has determined that a valuation allowance of $781,077 and $458,504 at December 31, 2012 and 2011, respectively, is necessary to reduce the deferred tax assets for the amounts that will likely not be realized. Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax assets may be necessary.

At December 31, 2012 the Company had federal and state net operating losses of $1,159,036 and $2,354,117, respectively. These net operating losses expire in 2032. Utilization of our net operating loss may be subject to annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by section 382 of the Internal Revenue Service Code of 1986, as amended (the “code”) as well as similar state provisions. These ownership changes may limit the amount of NOL carryovers that can be utilized annually to offset future taxable income and tax respectively.

As required by the provisions of ASC 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company does not expect that unrecognized tax benefits will increase within the next twelve months. The Company recognizes accrued interest related to uncertain tax positions as interest and penalties in general and administrative expense. The Company had no material unrecognized tax benefits and no adjustments to its consolidated financial position, results of operations or cash flows were required. The Company files U.S. federal and state income tax returns. As of December 31, 2012, the Company’s tax returns for Vapor Corp. remain subject to examination by tax authorities beginning with the tax return filed for the year ended December 31, 2009.

NOTE 7. NOTES PAYABLE TO RELATED PARTIES AND A SHAREHOLDER

Senior Convertible Notes Payable to Related Parties

On June 19, 2012, the Company entered into securities purchase agreements with Kevin Frija, its Chief Executive Officer, Harlan Press, its Chief Financial Officer, and Doron Ziv, a greater than 10% stockholder of the Company, pursuant to which Messrs. Frija, Press and Ziv purchased from the Company (i) $300,000 aggregate principal amount of the Company’s senior convertible notes (the “$300,000 Senior Convertible Notes”) and (ii) common stock purchase warrants to purchase up to an aggregate of 46,512 shares of the Company’s common stock.

The $300,000 Senior Convertible Notes bear interest at 18% per annum, provide for cash interest payments on a monthly basis, mature on June 18, 2015, are redeemable at the option of the holders at any time after June 18, 2013 (such date having been extended as described below) subject to certain limitations, are convertible into shares of the Company’s common stock at the option of the holders at an initial conversion price of $0.213 per share (which represents 110% of the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding June 19, 2012) subject to certain anti-dilution protection and are senior unsecured obligations of the Company.

On November 13, 2012, the Company and the above named holders of the $300,000 Senior Convertible Notes amended the Notes to extend their redemption provision at the option of the holders from any time after June 18, 2013 to any time after June 18, 2014.

On September 28, 2012, the Company entered into a securities purchase agreement with Kevin Frija, its Chief Executive Officer, pursuant to which Mr. Frija purchased from the Company (i) a $50,000 principal amount senior convertible note of the Company (the “$50,000 Senior Convertible Note”) and (ii) common stock purchase warrants to purchase up to an aggregate of 6,868 shares of the Company’s common stock.

The $50,000 Senior Convertible Note bears interest at 18% per annum, provides for cash interest payments on a monthly basis, matures on September 28, 2015, is redeemable at the option of the holder at any time after September 27, 2013 (such date having been extended as described below) subject to certain limitations, is convertible into shares of the Company’s common stock at the option of the holder at an initial conversion price of $0.24 per share (which represents 110% of the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding September 27, 2012) subject to certain anti-dilution protection and is a senior unsecured obligation of the Company.

On November 13, 2012, the Company and the above named holder of the $50,000 Senior Convertible Note amended the Note to extend its redemption provision at the option of the holder from any time after September 27, 2013 to any time after September 27, 2014.

The $300,000 Senior Convertible Notes and the $50,0000 Senior Convertible Note do not restrict the Company’s ability to incur future indebtedness.

During the year ended December 31, 2012, the Company recorded $3,902 as debt discount on the principal amount of the $300,000 Senior Convertible Notes issued on June 19, 2012 and $368 as debt discount on the principal amount of the $50,000 Senior Convertible Note issued on September 28, 2012 due to the valuation of the common stock purchase warrants issued in conjunction therewith. The debt discount applicable to each of the $300,000 Senior Convertible Notes and the $50,000 Senior Convertible Note will be amortized, using the straight-line method, over the life of the $300,000 Senior Convertible Notes and $50,000 Senior Convertible Note, as applicable, or until such time that the $300,000 Senior Convertible Notes or the $50,000 Senior Convertible Note, as applicable, is converted, in full or in part, into shares of common stock of the Company with any unamortized debt discount continuing to be amortized in the event of any partial conversion thereof and any unamortized debt discount being expensed at such time of full conversion thereof. The $300,000 Senior Convertible Notes and the $50,000 Senior Convertible Note are presented on a combined basis net of their respective debt discounts. During the year ended December 31, 2012, the Company recorded $740 in amortization expense related to the debt discount, which is included on a combined basis in interest expense in the Company’s consolidated statement of operations.

Senior Note Payable to Shareholder

On July 9, 2012, the Company borrowed $500,000 from Ralph Frija, the father of the Company’s Chief Executive Officer Kevin Frija and a less than 5% stockholder of the Company, pursuant to a senior note (the “Senior Note”).

The Senior Note bears interest at 24% per annum, provides for cash interest payments on a monthly basis, is a senior unsecured obligation of the Company, and matures at the discretion of the Company on the earlier of (x) the date on which the Company consummates a single or series of related financings from which it receives net proceeds in excess of 125% of the initial principal amount of the Senior Note or (y) January 8, 2014 (such date having been extended as described below).

On November 13, 2012, the Company and the above named holder of the $500,000 Senior Note amended the note to extend its maturity date for payment from January 8, 2013 to January 8, 2014.

The Senior Note does not restrict the Company’s ability to incur future indebtedness.

Note 8. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company was obligated under an operating lease for its Florida office, which called for minimum annual rentals of $23,000. The lease expired in December 2010. The Company continued to lease those premises on a month-to-month basis through April 2011.

In March 2011, the Company entered into an operating lease for its new Florida office and warehouse facilities, which expires on April 30, 2013, which provides for minimum annual rentals of approximately $144,000, and provides, subject to the Company’s exercise, three successive one-year renewal options. The Company recently exercised the lease’s first one-year renewal option thereby extending the term through April 30, 2014 at an annual rental payment of $151,200.

The remaining minimum annual rents for the years ending December 31 are:

2013	$148,800

2014	50,400

Total	$199,200

Rent expense for the years ended December 31, 2012 and 2011 was $152,640 and $109,223, respectively.

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

On December 12, 2012, the Company entered into an employment agreement with Christopher Santi to serve as its Chief Operating Officer pursuant to which Mr. Santi will be employed as Chief Operating Officer of the Company for a term that shall begin on December 12, 2012, and, unless sooner terminated as provided therein, shall end on December 11, 2015; provided that such term of employment shall automatically extend for successive one-year periods unless either party gives at least six months’ advance written notice of its intention not to extend the term of employment. Mr. Santi will receive a base salary of $156,000, increasing to $162,000 and $170,000, respectively, for the second and third years of the employment agreement. Mr. Santi shall be eligible to participate in the Company’s annual performance based bonus program, as the same may be established from time to time by the Company’s Board of Directors in consultation with Mr. Santi for executive officers of the Company.

In addition, the Company may terminate Mr. Santi’s employment at any time, with or without cause (as defined in the employment agreement), and Mr. Santi may terminate his employment with the Company without or for good reason (as defined in the employment agreement), provided that termination by either party is subject to advance written notice and, in most instances, the satisfaction of other conditions. Under the employment agreement, in the event Mr. Santi’s employment is terminated by the Company without cause or by Mr. Santi for good reason, Mr. Santi will be entitled to receive severance benefits equal to two months of his base salary for each year of service. In addition, Mr. Santi will receive a 10-year option to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $0.25, vesting monthly at the rate of 2,777.8 per month. Mr. Santi’ employment agreement also contains term and post-termination non-solicitation, confidentiality and non-competition covenants.

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of December 31, 2012 other than the following matters.

On May 15, 2011, the Company became aware that Ruyan Investment (Holdings) Limited (“Ruyan”) had named the Company, along with three other sellers of electronic cigarettes in a lawsuit alleging patent infringement under federal law. In that lawsuit, which was initially filed on January 12, 2011, Ruyan was unsuccessful in bringing suit against the Company due to procedural rules of the court. Subsequent thereto, on July 29, 2011, Ruyan filed a new lawsuit in which it named the Company, along with seven other sellers of electronic cigarettes, alleging patent infringement under federal law. The lawsuit is Ruyan Investment (Holdings) Limited vs. Vapor Corp. et. al.2:11 CV-06268- GAF-FFM and is pending in the United States District Court for the Central District of California. On September 23, 2011, the Company filed an answer and counterclaims against Ruyan in the lawsuit. A joint scheduling conference among the parties occurred on January 9, 2012. On February 6, 2012, the Court sent out its final Scheduling Order and established a trial date of June 25, 2013. On February 27, 2012, Ruyan served its Infringement Contentions against the Company claiming that the Company’s Fifty-One Trio model of electronic cigarette infringes their patent. On March 1, 2013, the Company and Ruyan settled this multi-defendant federal patent infringement lawsuit as to them pursuant to a settlement agreement by and between them. Under the terms of the settlement agreement:

•

The Company acknowledged the validity of Ruyan’s U.S. Patent No. 7,832,410 for “Electronic Atomization Cigarette” (the “410 Patent”), which had been the subject of Ruyan’s patent infringement claim against the Company;

•	The Company paid Ruyan a lump sum payment of $12,000 for the Company’s previous sales of electronic cigarettes based on the 410 Patent; and

•

On March 1, 2013, in conjunction with releasing one another (including their respective predecessors, successors, officers, directors and employees, among others) from claims related to the 410 Patent, the Company and Ruyan filed a Stipulated Judgment and Permanent Injunction with the above Court dismissing with prejudice all claims which have been or could have been asserted by them in the lawsuit.

On June 22, 2012, Ruyan filed a second lawsuit against the Company alleging patent infringement under federal law by the Company of a certain patent issued to Ruyan by the United States Patent Office on April 17, 2012. Ruyan has filed separate cases of patent infringement against 10 different defendants, including the Company, asserting that each defendant has infringed United States Patent No. 8,156,944. (the “944 Patent”). Ruyan’s second lawsuit against the Company known as Ruyan Investment (Holdings) Limited vs. Vapor Corp. CV-12-5466 is pending in the United States District Court for the Central District of California. All of these lawsuits have been consolidated for discovery and pre-trial purposes. The Company intends to vigorously defend against this lawsuit.

On February 25, 2013, Ruyan’s second federal patent infringement lawsuit against the Company as well as all of the other consolidated lawsuits were stayed as a result of the Court granting a stay in one of the consolidated lawsuits. The Court granted the motion to stay Ruyan’s separate lawsuits against the Company and the other defendants because one of the defendants has filed a request for inter partes reexamination of the 944 Patent. The purpose of the reexamination of the 944 Patent is to reevaluate its patentability.

As a result of the stay, all of the consolidated lawsuits involving the 944 Patent have been stayed until the reexamination is completed. As a condition to granting the stay of all the lawsuits, the Court has required any other defendant who desires to seek reexamination of the 944 Patent and potentially seek another stay (or an extension of the existing stay) based on any such reexamination to seek such reexamination no later than July 1, 2013.

Purchase Commitments

At December 31, 2012 and 2011, the Company has vendor deposits of $279,062 and $497,455, respectively, and vendor deposits are included as a component of prepaid expenses on the consolidated balance sheets included herewith.

Note 9. CONCENTRATION OF CREDIT RISK

At December 31, 2012 and 2011, accounts receivable balances included a concentration from one customer of an amount greater than 10% of the total net accounts receivable balance ($172,210 and $114,525, respectively from Customer A). As to sales, one customer accounted for sales in excess of 10% for the years ended December 31, 2012 ($4,301,339 to Customer B) No customers accounted for net revenues in excess of 10% for the year ended December 31, 2011.

Note 10. SUBSEQUENT EVENTS

Senior Convertible Notes Payable

On January 29, 2013, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Robert John Sali, pursuant to which Mr. Sali (“Purchaser”) purchased from the Company (i) a $500,000 principal amount senior convertible note of the Company (the “Convertible Note”) and (ii) common stock purchase warrants to purchase up to an aggregate of 40,710 shares of the Company’s common stock (the “Warrant”) (which number of shares represents the quotient obtained by dividing (x) $25,000 (5% of the $500,000 principal amount of the Convertible Note) by (y) $0.6141 (the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding January 29, 2013)). The Company generated aggregate proceeds of $500,000 from the sale of these securities pursuant to the Securities Purchase Agreement. The Company intends to use such proceeds for working capital purposes.

The Convertible Note bears interest at 18% per annum, provides for cash interest payments on a monthly basis, matures on January 28, 2016, is redeemable at the option of the holder at any time after January 28, 2014 subject to certain limitations, is convertible into shares of the Company’s common stock at the option of the holder at an initial conversion price of $0.6755 per share (which represents 110% of the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding January 29, 2013) subject to certain anti-dilution protection and is a senior unsecured obligation of the Company. The Convertible Note does not restrict the Company’s ability to incur future indebtedness.

The Warrant is exercisable at initial exercise price of $0.6755 per share (which represents 110% of the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding January 29, 2013) subject to certain anti-dilution protection and may be exercised at the option of the holder for cash or on a cashless basis until January 28, 2018.

Employment Agreements

Effective February 19, 2013, as a result of the Company’s appointment of Jeffrey Holman as the Company’s President, Mr. Frija resigned the position of President and Mr. Frija will continue in his role as Chief Executive Officer of Company under the terms of his February 27, 2012 employment Agreement.

On February 19, 2013, the Company entered into the aforesaid employment agreement with Mr. Holman pursuant to which Mr. Holman will be employed as President of the Company for a term that shall begin on February 19, 2013, and, unless sooner terminated as provided therein, shall end on December 31, 2015; provided that such term of employment shall automatically extend for successive one-year periods unless either party gives at least six months’ advance written notice of its intention not to extend the term of employment. Mr. Holman will receive a base salary of $182,000 for the first two years of the employment agreement. Mr. Holman shall be eligible to participate in the Company’s annual performance based bonus program, as the same may be established from time to time by the Company’s Board of Directors in consultation with Mr. Holman for executive officers of the Company.

In addition, the Company may terminate Mr. Holman’s employment at any time, with or without cause (as defined in the employment agreement), and Mr. Holman may terminate his employment with the Company without or for good reason (as defined in the employment agreement), provided that termination by either party is subject to advance written notice and, in most instances, the satisfaction of other conditions. Under the employment agreement, in the event Mr. Holman’s employment is terminated by the Company without cause or by Mr. Holman for good reason, Mr. Holman will be entitled to receive severance benefits equal to three months of his base salary for each year of service. Mr. Holman’ employment agreement also contains term and post-termination non-solicitation, confidentiality and non-competition covenants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Dania Beach, Florida this 29th day of March 2013.

VAPOR CORP.

By:	/s/ Kevin Frija
Kevin Frija
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Kevin Frija		March 29, 2013
KEVIN FRIJA	Chief Executive Officer and Director (Principal Executive Officer)
/s/ Harlan Press		March 29, 2013
HARLAN PRESS	Chief Financial Officer (Principal Financial Officer and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
31.1	Rule 13a14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Linkbase Document**

*	Filed herewith.
**	Furnished herewith (not filed).