Form 10-Q
period 2013-03-31
VAPOR CORP.
filed 2013-05-15
CIK 844856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 15, 2013, there were 60,235,344 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

VAPOR CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$279,900	$176,409
Due from merchant credit card processor, net of reserve for chargebacks of $15,000 and $15,000, respectively	849,685	1,031,476
Accounts receivable, net of allowance of $70,000 and $61,000, respectively	987,281	748,580
Inventories	1,734,069	1,670,007
Prepaid expenses	523,969	465,860
Income tax receivable	43,225	47,815
Deferred tax asset, net	222,130	222,130

TOTAL CURRENT ASSETS	4,640,259	4,362,277
Property and equipment, net of accumulated depreciation of $19,557 and $16,595, respectively	30,285	25,190
Other assets	12,000	12,000

TOTAL ASSETS	$4,682,544	$4,399,467

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Accounts payable	$3,237,164	$3,208,595
Accrued expenses	359,315	350,151
Senior convertible note payable, net of debt discount of $84,677 and $0, respectively	415,323	—
Current portion of senior convertible note payable to stockholder	152,778	—
Customer deposits	78,553	477,695

TOTAL CURRENT LIABILITIES	4,243,133	4,036,441

LONG-TERM DEBT:
Senior convertible notes payable to related parties, net of debt discount of $3,174 and $3,530, respectively	346,826	346,470
Senior convertible note payable to stockholder	347,222	—
Senior note payable to stockholder	—	500,000

TOTAL LONG-TERM DEBT	694,048	846,470

TOTAL LIABILITIES	4,937,181	4,882,911

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 250,000,000 shares authorized, 60,235,344 and 60,185,344 shares issued and outstanding, respectively	60,235	60,185
Additional paid-in capital	1,742,590	1,637,377
Accumulated deficit	(2,057,462)	(2,181,006)

TOTAL STOCKHOLDERS’ DEFICIENCY	(254,637)	(483,444)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$4,682,544	$4,399,467

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended March 31,
	2013	2012
SALES, NET	$6,360,749	$4,850,524
Cost of goods sold	3,708,806	2,640,700

GROSS PROFIT	2,651,943	2,209,824

EXPENSES:
Selling, general and administrative	1,606,098	1,494,913
Advertising	851,201	973,269

Total operating expenses	2,457,299	2,468,182

Operating income (loss)	194,644	(258,358)

Other expense:
Interest expense	66,510	—

Total other expense	66,510	—

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	128,134	(258,358)
Income tax expense (benefit)	4,590	(75,642)

NET INCOME (LOSS)	$123,544	$(182,716)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$0.00	$(0.00)

DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	60,194,233	60,185,344

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	61,353,339	60,185,344

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES:
Net income (loss)	$123,544	$(182,716)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for allowances	9,000	2,000
Depreciation	2,962	2,567
Amortization of debt discount	5,337	—
Stock-based compensation expense	15,605	8,227
Deferred tax asset	—	(619)
Changes in operating assets and liabilities:
Due from merchant credit card processors	181,791	16,564
Accounts receivable	(247,701)	(309,557)
Inventories	(64,062)	505,117
Prepaid expenses	(58,109)	(360,938)
Accounts payable	28,569	457,211
Accrued expenses	9,164	(60,197)
Customer deposits	(399,142)	59,957
Income taxes	4,590	(408,837)

NET CASH USED IN OPERATING ACTIVITIES	(388,452)	(271,221)

INVESTING ACTIVITIES:
Purchases of property and equipment	(8,057)	(6,688)

NET CASH USED IN INVESTING ACTIVITIES:	(8,057)	(6,688)
FINANCING ACTIVITIES
Proceeds from issuance of senior convertible note payable	500,000	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	500,000	—

INCREASE (DECREASE) IN CASH	103,491	(277,909)
CASH — BEGINNING OF PERIOD	176,409	356,485

CASH — END OF PERIOD	$279,900	$78,576

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$53,168	$60,179

Cash paid for income taxes	$—	$333,814

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. ORGANIZATION AND BASIS OF PRESENTATION

Business description

Vapor Corp. (the “Company”) is the holding company for its wholly owned subsidiary Smoke Anywhere U.S.A., Inc.
(“Smoke”). The Company designs, markets and distributes electronic cigarettes and accessories under the Fifty-One® (also known as Smoke 51), Krave®, VaporX®, Alternacig®, EZ Smoker®, Green Puffer®, Americig®, FumaréTM, Hookah StixTM and Smoke Star® brands. “Electronic cigarettes” or “e-cigarettes”, designed to look like traditional cigarettes, are battery-powered products that enable users to inhale nicotine vapor without smoke, tar, ash or carbon monoxide.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the condensed consolidated financial statements not misleading have been included. The condensed consolidated balance sheet at December 31, 2012 has been derived from the Company’s audited consolidated financial statements as of that date.

These unaudited condensed consolidated financial statements for the three months ended March 31, 2013 and 2012 should be read in conjunction with the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K for such year as filed with the SEC on March 29, 2013. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

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

The Company periodically provides incentive offers to its customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases, inducement offers, such as offers for future discounts subject to a minimum current purchase, and other similar offers. Current discount offers, when accepted by the Company’s customers, are treated as a reduction to the purchase price of the related transaction, while inducement offers, when accepted by its customers, are treated as a reduction to the purchase price of the related transaction based on estimated future redemption rates. Redemption rates are estimated using the Company’s historical experience for similar inducement offers. The Company reports sales, net of current discount offers and inducement offers, on its condensed consolidated statements of operations.

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

At March 31, 2013 and December 31, 2012, accounts receivable balances included a concentration from one customer of an amount greater than 10% of the total net accounts receivable balance ($173,763 and $172,210, respectively, from Customer A). As to revenues, no customers accounted for revenues in excess of 10% of the net sales for the three-month period ended March 31, 2013. One customer accounted for sales in excess of 10% of the net sales for the three-month period ended March 31, 2012 ($726,295 to Customer B).

Inventories

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. If the cost of the inventories exceeds their market value, provisions are recorded to write down excess inventory to its net realizable value. The Company’s inventories consist primarily of merchandise available for resale.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the respective asset, after the asset is placed in service. Depreciation expense for the three months ended March 31, 2013 and 2012 was $2,962 and $2,567, respectively, and is included in selling, general and administrative expense on the condensed consolidated statements of operations.

Income Taxes

The provision (benefit) for income taxes is based on income (loss) before income tax expense (benefit) reported for financial statement purposes after adjustments for transactions that do not have tax consequences. Deferred tax assets and liabilities are realized according to the estimated future tax consequences attributable to differences between the carrying value of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates as of the date of the condensed consolidated balance sheets. The effect of a change in tax rates on deferred tax assets and liabilities is reflected in the period that includes the statutory enactment date. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management has determined that a valuation allowance of $723,539 and $781,077 at March 31, 2013 and December 31, 2012, respectively, is necessary to reduce the deferred tax assets for the amounts that will likely not be realized. Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax assets may be necessary.

The Company was subject to federal tax liens for failure to timely pay federal corporate taxes for the year ended December 31, 2009. These tax liens, including interest and penalties amount to $281,236. The Company paid these amounts owed in full during the three months ended March 31, 2012 and effective July 5, 2012, the federal liens were permanently released.

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

In order to determine the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter. Income tax expense (benefit) for the three months ended March 31, 2013 and 2012 was $4,590 and ($75,642), respectively. The effective tax rate for the three months ended March 31, 2013 differs from the U.S. federal statutory rate of 35% primarily due to utilization of net operating losses and certain permanent differences between tax reporting purposes and financial reporting purposes. The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. At March 31, 2013 the Company had federal and state net operating losses of $929,522 and $2,124,663, respectively. These net operating losses expire in 2032. Utilization of the Company’s net operating losses may be subject to annual limitation due to ownership change limitations that may have occurred or that could occur in the future with respect to the stock ownership of the Company, as required by section 382 of the Internal Revenue Service Code of 1986, as amended, as well as similar state provisions. These ownership changes may limit the amount of net operating losses that can be utilized annually to offset future taxable income and tax respectively.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board, the Emerging Issues Task Force and the SEC have issued certain accounting standards, updates and regulations as of March 31, 2013 that will become effective in subsequent periods; however, management of the Company does not believe that any of those standards, updates or regulations would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during the three months ended March 30, 2013 or 2012, and it does not believe that any of them will have a significant impact on the Company’s condensed consolidated financial statements at the time they become effective.

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

The $300,000 Senior Convertible Notes, as amended (as described below), bear interest at 18% per annum, provide for cash interest payments on a monthly basis, mature on June 18, 2015 and are convertible into shares of the Company’s common stock at the option of the holders at an initial conversion price of $0.213 per share (which represents 110% of the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding June 19, 2012) subject to certain anti-dilution protection and are senior unsecured obligations of the Company.

Initially, these $300,000 Senior Convertible Notes were redeemable at the option of the holders at any time after June 18, 2013 subject to certain limitations. On November 13, 2012, the Company and the above named holders of the $300,000 Senior Convertible Notes amended the Notes to extend their redemption provisions at the option of the holders from any time after June 18, 2013 to any time after June 18, 2014. On April 30, 2013, the Company and the above named holders of the $300,000 Senior Convertible Notes further amended the Notes to eliminate their redemption provisions effective March 31, 2013.

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

The $50,000 Senior Convertible Note, as amended (as described below), bears interest at 18% per annum, provides for cash interest payments on a monthly basis, matures on September 28, 2015 and is convertible into shares of the Company’s common stock at the option of the holder at an initial conversion price of $0.24 per share (which represents 110% of the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding September 27, 2012) subject to certain anti-dilution protection and is a senior unsecured obligation of the Company.

Initially, this $50,000 Senior Convertible Note was redeemable at the option of the holder at any time after June 18, 2013 subject to certain limitations. On November 13, 2012, the Company and the above named holder of the $50,000 Senior Convertible Note amended the Note to extend its redemption provision at the option of the holder from any time after September 27, 2013 to any time after September 27, 2014. On April 30, 2013, the Company and the above named holder of the $50,000 Senior Convertible Note further amended the Note to eliminate its redemption provision effective March 31, 2013.

The $300,000 Senior Convertible Notes, as amended, and the $50,000 Senior Convertible Note, as amended, do not restrict the Company’s ability to incur future indebtedness.

The Company recorded $3,902 as debt discount on the principal amount of the $300,000 Senior Convertible Notes issued on June 19, 2012 and $368 as debt discount on the principal amount of the $50,000 Senior Convertible Note issued on September 28, 2012 due to the valuation of the common stock purchase warrants issued in conjunction therewith. The debt discount applicable to each of the $300,000 Senior Convertible Notes and the $50,000 Senior Convertible Note will be amortized, using the straight-line method, over the life of the $300,000 Senior Convertible Notes and $50,000 Senior Convertible Note, as applicable, or until such time that the $300,000 Senior Convertible Notes or the $50,000 Senior Convertible Note, as applicable, is converted, in full or in part, into shares of common stock of the Company with any unamortized debt discount continuing to be amortized in the event of any partial conversion thereof and any unamortized debt discount being expensed at such time of full conversion thereof. The $300,000 Senior Convertible Notes and the $50,000 Senior Convertible Note are presented on a combined basis net of their respective debt discounts. During the three months ended March 31, 2013, the Company recorded $356 in amortization expense related to the debt discount, which is included on a combined basis in interest expense in the accompanying condensed consolidated statement of operations.

Senior Convertible Note Payable to Shareholder

On July 9, 2012, the Company borrowed $500,000 from Ralph Frija, the father of the Company’s Chief Executive Officer Kevin Frija and a less than 5% stockholder of the Company, pursuant to a senior note (the “Senior Note”).

The Senior Note, as amended (as described below), bears interest at 24% per annum, provides for cash principal and interest payments on a monthly basis, is a senior unsecured obligation of the Company, matures on April 22, 2016, is convertible into shares of the Company’s common stock at the option of the holder at an initial conversion price of $0.5154 per share (which represents 110% of the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding April 30, 2013) subject to certain anti-dilution protection and is a senior unsecured obligation of the Company.

Initially, this Senior Note provided for only cash interest payments on a monthly basis, matured at the discretion of the Company on the earlier of (x) the date on which the Company consummated a single or series of related financings from which it received net proceeds in excess of 125% of the initial principal amount of the Senior Note or (y) January 8, 2013 and was not convertible at the option of the holder into shares of the Company’s common stock. On November 13, 2012, the Company and the above named holder of the $500,000 Senior Note amended the Note to extend its maturity date for payment from January 8, 2013 to January 8, 2014. On April 30, 2013, the Company and the above named holder of the Senior Note further amended the Note to provide for cash principal and interest payments on a weekly basis, extend the maturity date for payment to April 22, 2016 and make the Note convertible into shares of the Company’s common stock at the option of the holder at an initial conversion price of $0.5154 per share (which represents 110% of the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding April 30, 2013) subject to certain anti-dilution protection. The aggregate maturities of the Senior Note are as follows:

Period ending March 31	Amount
2014	$152,778
2015	166,667
2016	166,667
2017	13,888

500,000
Less: current portion	(152,778)

Long Term	$347,222

The Senior Note, as amended, does not restrict the Company’s ability to incur future indebtedness.

Senior Convertible Note Payable

On January 29, 2013, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Robert John Sali, pursuant to which Mr. Sali (“Purchaser”) purchased from the Company (i) a $500,000 principal amount senior convertible note of the Company (the “2013 Convertible Note”) and (ii) common stock purchase warrants to purchase up to an aggregate of 40,710 shares of the Company’s common stock (the “Warrant”) (which number of shares represents the quotient obtained by dividing (x) $25,000 (5% of the $500,000 principal amount of the 2013 Convertible Note) by (y) $0.6141 (110% of the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding January 29, 2013)). The Company generated aggregate proceeds of $500,000 from the sale of these securities pursuant to the Securities Purchase Agreement. The Company intends to use such proceeds for working capital purposes.

The 2013 Convertible Note bears interest at 18% per annum, provides for cash interest payments on a monthly basis, matures on January 28, 2016, is redeemable at the option of the holder at any time after January 28, 2014 subject to certain limitations, is convertible into shares of the Company’s common stock at the option of the holder at an initial conversion price of $0.6755 per share (which represents 110% of the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding January 29, 2013) subject to certain anti-dilution protection and is a senior unsecured obligation of the Company. The 2013 Convertible Note does not restrict the Company’s ability to incur future indebtedness.

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

During the three months ended March 31, 2013, the Company recorded $10,131 as debt discount on the $500,000 principal amount of the 2013 Senior Convertible Note issued on January 29, 2013 due to the valuation of the common stock purchase warrants issued in conjunction therewith. Additionally, as a result of issuing the Warrant with the 2013 Senior Convertible Note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $79,527, at the time of issuance provided to the holder of the Note. The debt discounts applicable to the 2013 Senior Convertible Note will be amortized, using the straight-line method, over the life of the 2013 Senior Convertible Note, as applicable, or until such time that the 2013 Senior Convertible Note is converted, in full or in part, into shares of common stock of the Company with any unamortized debt discount continuing to be amortized in the event of any partial conversion thereof and any unamortized debt discount being expensed at such time of full conversion thereof. During the three months ended March 31, 2013, the Company recorded $563 and $4,418 in amortization expense related to the debt discount and the beneficial conversion option, respectively, which is included in interest expense in the accompanying condensed consolidated statement of operations.

Note 4. STOCKHOLDERS’ DEFICIENCY

Issuance of Common Stock

On March 15, 2013, the Company issued a total of 50,000 shares of common stock, pursuant to a consultancy agreement dated March 4, 2013. Pursuant to the agreement, the Company agreed to issue on a quarterly basis common stock as compensation for services provided. The Company determined that the fair value of the common stock was more readily determinable than the fair value of the services provided. Accordingly, the Company recorded the fair market value of the stock as compensation expense. The Company valued these shares at $29,500 based on closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, on March 15, 2013. During the three months ended March 31, 2013, the Company recognized an expense in the amount of $4,917, which is included in stock-based compensation expense as part of selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

Stock-based Compensation

During the three months ended March 31, 2013 and 2012, the Company recognized stock-based compensation expense of $10,688 and $8,227, respectively, which is included as part of selling, general and administrative expense in the accompanying condensed consolidated statements of operations. The amounts relate to the granting of options to employees and consultants to purchase 324,000 shares of the Company’s common stock with a grant price of $0.375 per share in January 2010 which vest in 4 equal annual installments valued at $62,532; the granting of options to the Company’s Chief Financial Officer to purchase 200,000 shares of the Company’s common stock with a grant price of $0.20 per share in February 2012 which vest in 36 monthly installments valued at $20,000; the granting of options to employees and consultants to purchase 288,000 shares of the Company’s common stock with a grant price of $0.23 per share in March 2012 which vest in 4 equal annual installments valued at $32,832; the granting of options to an employee who has since become the Company’s Chief Operating Officer to purchase 100,000 shares of the Company’s common stock with a grant price of $0.23 per share in March 2012 which vest in 4 equal annual installments valued at $11,400; the granting of options to consultants to purchase 150,000 shares of the Company’s common stock with a grant price of $0.20 per share in September 2012 which vest in 4 equal annual installments valued at $17,850; and the granting of options to the Company’s Chief Operating Officer to purchase 100,000 shares of the Company’s common stock with a grant price of $0.25 per share in December 2012 which vest in 36 monthly installments valued at $14,800.

As of March 31, 2013, 4,920,556 outstanding common stock options were vested and 741,444 outstanding common stock options were unvested. At March 31, 2013 the amount of unamortized stock-based compensation expense on unvested stock options granted to employees and consultants was $86,451.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

For Three Months Ended March 31, 2012
Expected term	6.3 - 10 years
Risk Free interest rate	1.39% - 1.61%
Dividend yield	0.0%
Volatility	48% - 52%

Stock option activity

Options outstanding at March 31, 2013 under the various plans are as follows (in thousands):

Plan	Total Number of Options Outstanding under Plans
Equity compensation plans not approved by security holders	4,500
Equity Incentive Plan	1,662

5,662

A summary of activity under all option Plans at March 31, 2013 and changes during the three months ended March 31, 2013 (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	5,662	$0.412	6.94	$611
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited or expired	—	—	—	—

Outstanding at March 31, 2013	5,662	$0.412	6.94	$611

Exercisable at March 31, 2013	4,921	$0.434	6.17	$423

Options available for grant at March 31, 2013	38,838

Net income (loss) per share

Basic earnings and loss per share are computed by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares, consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s convertible debt and warrants (using the if-converted method). Diluted loss per share excludes the shares issuable upon the exercise of stock options from the calculation of net loss per share, as their effect is antidilutive.

The following table reconciles the numerator and denominator for the calculation:

	For the three months ended March 31,
	2013	2012
Net income (loss) available to common stockholders—basic	$123,544	$(182,716)

Denominator – basic:
Weighted average number of common shares outstanding	60,194,233	60,185,344

Basic earnings (loss) per common share	$0.00	$(0.00)

Net income (loss) available to common stockholders—diluted	$123,544	$(182,716)

Denominator – diluted:
Weighted average number of common shares outstanding	60,194,233	60,185,344
Weighted average effect of dilutive securities:
Common share equivalents of outstanding stock options	1,124,082	—
Common share equivalents of outstanding convertible debt	—	—
Common share equivalents of outstanding warrants	35,024	—

Weighted average number of common shares outstanding	61,353,339	60,185,344

Diluted earnings (loss) per common share	$0.00	$(0.00)

Securities excluded from the weighted outstanding because their inclusion would have been antidilutive:
Convertible debt	3,327,096	—
Stock options	—	5,662,000
Warrants	40,710	—

Note 5. RELATED PARTY TRANSACTIONS

As described in Note 3 (Senior Convertible Notes), on June 19, 2012, the Company entered into securities purchase agreements with Kevin Frija, its Chief Executive Officer, Harlan Press, its Chief Financial Officer, and Doron Ziv, a greater than 10% stockholder of the Company, pursuant to which Messrs. Frija, Press and Ziv (each, a “Purchaser”) purchased from the Company (i) the $300,000 Senior Convertible Notes (as since amended as described in Note 3 above) and (ii) common stock purchase warrants to purchase up to an aggregate of 46,512 shares of the Company’s common stock (the “June Warrants”).

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

In addition, as described in Note 3 (Senior Convertible Notes), on September 28, 2012, the Company entered into a securities purchase agreement with Kevin Frija, its Chief Executive Officer, pursuant to which Mr. Frija purchased from the Company (i) the $50,000 Senior Convertible Notes (as since amended as described in Note 3 above) and (ii) common stock purchase warrants to purchase up to an aggregate of 6,868 shares of the Company’s common stock (the “September Warrants”) (which number of shares represents the quotient obtained by dividing (x) $3,000 (3% of the $50,000 principal amount of the $50,000 Senior Convertible Note) by (y) $0.2184 (the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding September 27, 2012)).

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

As described in Note 3 (Senior Convertible Notes), on July 9, 2012, the Company borrowed $500,000 from Ralph Frija, the father of the Company’s Chief Executive Officer Kevin Frija and a less than 5% stockholder of the Company, pursuant to the Senior Note (as since amended as described in Note 3 above).

Note 6. COMMITMENTS AND CONTINGENCIES

Lease Commitments

In March 2011, the Company entered into an operating lease for its new Florida office and warehouse facilities, which expires on April 30, 2013, which provides for minimum annual rentals of approximately $144,000, and provides, subject to the Company’s exercise, three successive one-year renewal options. In March 2013, the Company exercised the first one-year renewal option thereby extending the term through April 30, 2014 at an annual rental payment of $151,200.

The remaining minimum annual rents for the years ending December 31 are:

2013	$112,800
2014	50,400

Total	$163,200

Rent expense for the three months ended March 31, 2013 and 2012 was $38,160 and $38,160, respectively, and is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

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

On February 19, 2013, the Company entered into an employment agreement with Mr. Holman pursuant to which Mr. Holman will be employed as President of the Company for a term that shall begin on February 19, 2013, and, unless sooner terminated as provided therein, shall end on December 31, 2015; provided that such term of employment shall automatically extend for successive one-year periods unless either party gives at least six months’ advance written notice of its intention not to extend the term of employment. Mr. Holman will receive a base salary of $182,000 for the first two years of the employment agreement. Mr. Holman shall be eligible to participate in the Company’s annual performance based bonus program, as the same may be established from time to time by the Company’s Board of Directors in consultation with Mr. Holman for executive officers of the Company.

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

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of March 31, 2013 other than the following matters.

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

NOTE 7. SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the condensed consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the accompanying condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “will,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in our subsequent filings with the SEC, and include, among others, the following: competition, consumer acceptance of our products, changes in customer preferences, reliance on Chinese suppliers and manufacturers, government regulation, product liability claims and the availability, terms and deployment of capital. The terms “Vapor Corp.,” “Vapor,” “we,” “us,” “our,” and the “Company” refer to Vapor Corp. and its wholly owned subsidiary Smoke Anywhere USA, Inc. and the terms “Smoke Anywhere USA,” and “Smoke” refer to our wholly owned subsidiary Smoke Anywhere USA, Inc.”

Executive Overview

The Company designs, markets and distributes electronic cigarettes and accessories under the Fifty-One® (also known as Smoke 51), Krave®, VaporX®, Alternacig®, EZ Smoker®, Green Puffer®, Americig®, FumaréTM, Hookah StixTM, and Smoke Star® brands. “Electronic cigarettes” or “e-cigarettes,” are battery-powered products that enable users to inhale nicotine vapor without fire, smoke, tar, ash, or carbon monoxide.

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

Critical Accounting Policies and Estimates

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our revenue recognition process and our accounting processes involving significant judgments, estimates and assumptions. These processes affect our reported revenues and current assets and are therefore critical in assessing our financial and operating status. We regularly evaluate these processes in preparing our condensed consolidated financial statements. The processes for determining the allowance for collection of trade receivables and the valuation of equity securities, derivative instruments, hybrid instruments, stock-based compensation, deferred taxes and related valuation allowances involve certain assumptions and estimates that we believe to be reasonable under present facts and circumstances. These estimates and assumptions, if incorrect, could adversely impact our operations and financial position. There were no changes to our critical accounting policies during the quarter ended March 31, 2013 as described in Item 7. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Results of Operations for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Sales, net for the three months ended March 31, 2013 and 2012 were $6,360,749 and $4,850,524, respectively, an increase of $1,510,225 or approximately 31.1%. The increase in sales is primarily attributable to sales to new and existing distributors, wholesale customers and increased direct to consumer sales. During the fourth quarter of 2012, we began to test a new television direct marketing campaign for our Alternacig® brand. We increased those efforts during the three months ended March 31, 2013, which led to increased direct to consumer sales. We have experienced an increase in retail demand for our electronic cigarette products through our direct to consumer sales efforts. Direct to consumer sales are more profitable for us and carry much higher gross margins than products sold through re-sellers. We also have experienced interest for electronic cigarettes among big box retailers, who have contacted us and requested proposals and plan-o-grams. We expect direct to consumer sales demand will continue to grow, however we believe that sales through re-sellers will be an increasingly large part of our sales channel mix.

Cost of goods sold for the three months ended March 31, 2013 and 2012 were $3,708,806 and $2,640,700, respectively, an increase of $1,068,106, or approximately 40.4%. The increase is primarily due to the increase in sales volume as well as a change in product mix to higher distributor and wholesaler sales, which have lower gross margins than our direct sales to consumers. Our gross margins decreased to 41.7% from 45.6% primarily due to the change in the product mix.

Selling, general and administrative expenses for the three months ended March 31, 2013 and 2012 were $1,606,098 and $1,494,913, an increase of $111,185 or approximately 7.4%%. The increase is primarily attributable to increases in salaries and related benefits of $190,437 due to increased compensation related to sales person commissions due to the increase in sales and the hiring of our president; increased variable selling expenses of $100,862 due to increases in merchant card processing fees, freight out, and insurance due to the increase in sales, net of decreases in travel costs; net of a decrease in professional in consulting fees of $191,593 due to the hiring of personnel to fulfill these responsibilities.

Advertising expense was approximately $851,201 for the three months ended March 31, 2013 compared to approximately $973,269 for the same period in 2012, a decrease of $122,068 or approximately 12.5%. During the three months ended March 31, 2013, we decreased our Internet advertising and print advertising campaigns, and increased our new television direct marketing campaign for our Alternacig® brand and continued various other advertising campaigns.

Interest expense was approximately $66,510 and $0 for the three months ended March 31, 2013 and 2012, respectively. The increase was attributable to the $300,000 Senior Convertible Notes, as amended, the $50,000 Senior Convertible Note, as amended, and the Senior Note, as amended, issued in the second and third quarters of 2012, and the 2013 Senior Convertible Note issued in January 2013 (reference is made to note 3 of the condensed consolidated financial statements included elsewhere in this report for a description of these debt instruments).

Income tax expense (benefit) for the three months ended March 31, 2013 and 2012 was $4,590 and ($75,642), respectively. The effective tax rate for the three months ended March 31, 2013 and 2012 differs from the U.S. federal statutory rate of 35% primarily due to utilization of net operating losses, the under accrual of state income taxes from prior years and certain permanent differences between tax reporting purposes and financial reporting purposes.

The Company was subject to federal tax liens for failure to timely pay federal corporate taxes for the year ended December 31, 2009. These tax liens, including interest and penalties amount to $281,236. The Company paid these amounts owed in full during the three months ended March 31, 2012 and effective July 5, 2012, the federal liens were permanently released.

Net income (loss) for the three months ended March 31, 2013 and 2012 was $123,544 and ($182,716), respectively, as a result of the items discussed above.

Liquidity and Capital Resources

We are not aware of any factors that are reasonably likely to adversely affect liquidity trends, other than those factors summarized under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. We are not involved in any hedging activities and had no forward exchange contracts outstanding at March 31, 2013. In the ordinary course of business we enter into purchase commitments by issuing purchase orders, which may or may not require vendor deposits. These transactions are recognized in our condensed consolidated financial statements in accordance with GAAP.

Our liquidity and capital resources have decreased significantly as a result of the net operating losses we incurred during the year ended December 31 2012. On January 29, 2013, we completed the private sale of the 2013 Senior Convertible Note along with common stock purchase warrants from which we generated aggregate proceeds of $500,000. We utilized such proceeds for working capital purposes. As described in note 3 to the condensed consolidated financial statements included elsewhere in this report, we and the holder of the Senior Note amended the Senior Note effective March 31, 2013 to extend its maturity date for payment to March 31, 2016 from January 8, 2014, among other modifications. At March 31, 2013, we had working capital of $397,126 compared to $325,836 at December 31, 2012, an increase of $71,290.

Although the Company can provide no assurances, it believes its cash on hand and anticipated cash flow from operations will provide sufficient liquidity and capital resources to fund its business for at least the next twelve months. In the event the Company continues to experience liquidity and capital resources constraints because of continuing operating losses, greater than anticipated sales growth or otherwise, the Company may need to raise additional capital in the form of equity and/or debt financing. If such additional capital is not available on terms acceptable to the Company or at all then the Company may need to curtail its operations and/or take additional measures to conserve and manage its liquidity and capital resources, any of which would have a material adverse effect on our business, results of operations and financial condition.

Our net cash used in operating activities was $388,452 and $271,221 for the three months ended March 31, 2013 and 2012, respectively, an increase of $117,231. Our net cash used in operating activities for the three months ended March 31, 2013 resulted from increases in accounts receivable, inventories, prepaid expenses, accounts payable and accrued expenses, net of decrease in due from merchant credit card processors, and customer deposits which are attributable to our efforts to increase sales and accommodate anticipated future sales growth.

Our net cash used in investing activities was $8,057 and $6,688 for the three months ended March 31, 2013 and 2012, respectively, for purchases of property and equipment.

Our net cash provided by financing activities was $500,000 and $0 for the three months ended March 31, 2013 and 2012, respectively. These financing activities relate to the Company’s issuance of the 2013 Senior Convertible Note.

In the ordinary course of our business, we enter in to purchase orders for components and finished goods, which may or may not require vendor deposits and may or may not be cancellable by either party. At March 31, 2013 and December 31, 2012, we had $107,762 and $279,062 in vendor deposits, respectively, which are included in prepaid expenses on the condensed consolidated balance sheets included elsewhere in this report. At March 31, 2013 and December 31, 2012, we do not have any material financial guarantees or other contractual commitments that are reasonably likely to have an adverse effect on liquidity.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

We do not consider our business to be seasonal.

Inflation and Changing Prices

Neither inflation or changing prices for the three months ended March 31, 2013 had a material impact on our operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

Reference is made to note 6 to the Company’s condensed consolidated financial statements included elsewhere in this report for the information required by this Item.

Item 6.	Exhibits.

The documents set forth below are filed or furnished herewith as indicated.

Exhibit No.	Description

10.1	Amendment to $300,000 Senior Convertible Notes(1)

10.2	Amendment to $50,000 Senior Convertible Note(1)

10.3	Amendment to Senior Note(1)

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1 *	Section 1350 Certifications of Chief Executive Officer.

32.2 *	Section 1350 Certifications of Chief Financial Officer.

101.INS **	XBRL Instance Document

101.DEF **	XBRL Definition Linkbase Document

101.CAL **	XBRL Extension Calculation Linkbase Document

101.LAB **	XBRL Extension Label Linkbase Document

101. PRE **	XBRL Presentation Linkbase Document

101. SCH **	XBRL Extension Schema Document

*	Filed herewith.
**	Furnished herewith (not filed).
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 30, 2013, as filed with The Securities and Exchange Commission (“SEC”) on April 30, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAPOR CORP.

Date: May 15, 2013	By:	/s/ Kevin Frija
Kevin Frija
Chief Executive Officer

Date: May 15, 2013

	By:	/s/ Harlan Press
Harlan Press
Chief Financial Officer