Form 10-Q
period 2013-06-30
VAPOR CORP.
filed 2013-07-30
CIK 844856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 30, 2013, there were 60,372,344 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

VAPOR CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$245,939	$176,409
Due from merchant credit card processor, net of reserve for chargebacks of $15,000 and $15,000, respectively	494,145	1,031,476
Accounts receivable, net of allowance of $85,000 and $61,000, respectively	889,764	748,580
Inventories	2,037,609	1,670,007
Prepaid expenses	693,761	465,860
Income tax receivable	2,861	47,815
Deferred tax asset, net	222,130	222,130

TOTAL CURRENT ASSETS	4,586,209	4,362,277
Property and equipment, net of accumulated depreciation of $22,291 and $16,595, respectively	27,551	25,190
Other assets	12,000	12,000

TOTAL ASSETS	$4,625,760	$4,399,467

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Accounts payable	$3,208,462	$3,208,595
Accrued expenses	284,642	350,151
Senior convertible note payable, net of debt discount of $77,205 and $0, respectively	422,795	—
Current portion of senior convertible note payable to stockholder	166,667	—
Customer deposits	132,097	477,695

TOTAL CURRENT LIABILITIES	4,214,663	4,036,441

LONG-TERM DEBT:
Senior convertible notes payable to related parties, net of debt discount of $2,818 and $3,530, respectively	347,182	346,470
Senior convertible note payable to stockholder	302,563	—
Senior note payable to stockholder	—	500,000

TOTAL LONG-TERM DEBT	649,745	846,470

TOTAL LIABILITIES	4,864,408	4,882,911

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 250,000,000 shares authorized, 60,372,344 and 60,185,344 shares issued and outstanding, respectively	60,372	60,185
Additional paid-in capital	1,813,092	1,637,377
Accumulated deficit	(2,112,112)	(2,181,006)

TOTAL STOCKHOLDERS’ DEFICIENCY	(238,648)	(483,444)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$4,625,760	$4,399,467

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Six Months Ended June 30,		For The Three Months Ended June 30,
	2013	2012	2013	2012
SALES, NET	$12,546,591	$12,988,529	$6,185,842	$8,138,005
Cost of goods sold	7,430,415	8,199,587	3,721,609	5,558,887

GROSS PROFIT	5,116,176	4,788,942	2,464,233	2,579,118

EXPENSES:
Selling, general and administrative	3,159,455	3,310,260	1,553,357	1,815,347
Advertising	1,735,238	2,013,270	884,037	1,040,001

Total operating expenses	4,894,693	5,323,530	2,437,394	2,855,348

Operating income (loss)	221,483	(534,588)	26,839	(276,230)

Other expense:
Interest expense	143,409	1,829	76,899	1,829

Total other expense	143,409	1,829	76,899	1,829

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	78,074	(536,417)	(50,060)	(278,059)
Income tax expense (benefit)	9,180	(159,966)	4,590	(84,324)

NET INCOME (LOSS)	$68,894	$(376,451)	$(54,650)	$(193,735)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$0.00	$(0.01)	$(0.00)	$(0.00)

DILUTED NET INCOME (LOSS) PER COMMON SHARE	0.00	(0.01)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	60,231,295	60,185,344	60,267,951	60,185,344

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-DILUTED	61,369,181	60,185,344	60,267,951	60,185,344

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES:
Net income (loss)	$68,894	$(376,451)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for allowances	24,000	—
Depreciation	5,696	5,528
Amortization of debt discount	13,165	54
Stock-based compensation expense	55,794	20,416
Deferred tax asset	—	23,335
Changes in operating assets and liabilities:
Due from merchant credit card processors	537,331	(106,820)
Accounts receivable	(165,184)	(362,424)
Inventories	(367,602)	425,901
Prepaid expenses	(227,901)	(127,485)
Other assets	—	(25,000)
Accounts payable	(133)	1,397,469
Accrued expenses	(65,509)	(38,230)
Customer deposits	(345,598)	(545,047)
Income taxes	44,954	(550,123)

NET CASH USED IN OPERATING ACTIVITIES	(422,093)	(258,877)

INVESTING ACTIVITIES:
Purchases of property and equipment	(8,057)	(9,319)

NET CASH USED IN INVESTING ACTIVITIES:	(8,057)	(9,319)
FINANCING ACTIVITIES
Proceeds from issuance of senior convertible note payable to related parties	—	300,000
Proceeds from issuance of senior convertible note payable to stockholder	500,000	—
Principle repayments of senior note payable to stockholder	(30,770)	—
Proceeds from exercise of stock options	30,450	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	499,680	300,000

INCREASE IN CASH	69,530	31,804
CASH — BEGINNING OF PERIOD	176,409	356,485

CASH — END OF PERIOD	$245,939	$388,289

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$107,904	$60,719

Cash paid for income taxes	$—	$366,814

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

These unaudited condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012 should be read in conjunction with the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K for such year as filed with the SEC on March 29, 2013. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

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

At June 30, 2013 and December 31, 2012, accounts receivable balances included a concentration from one customer of an amount greater than 10% of the total net accounts receivable balance ($109,145 from Customer A and $172,210 from Customer B, respectively). As to revenues, one customer accounted for sales in excess of 10% of the net sales for the three-month period ended June 30, 2013 ($695,197 to Customer C) and for the three- and six-month periods ended June 30, 2012 ($3,117,804 and $3,457,551, respectively, to Customer C). No customers accounted for revenues in excess of 10% of the net sales for the six-month period ended June 30, 2013.

Inventories

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. If the cost of the inventories exceeds their market value, provisions are recorded to write down excess inventory to its net realizable value. The Company’s inventories consist primarily of merchandise available for resale.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the respective asset, after the asset is placed in service. Depreciation expense for the three months ended June 30, 2013 and 2012 was $2,734 and $2,961, respectively. Depreciation expense for the six months ended June 30, 2013 and 2012 was $5,696 and $5,528, respectively. Depreciation expense is included in selling, general and administrative expense on the condensed consolidated statements of operations.

Income Taxes

The provision (benefit) for income taxes is based on income (loss) before income tax expense (benefit) reported for financial statement purposes after adjustments for transactions that do not have tax consequences. Deferred tax assets and liabilities are realized according to the estimated future tax consequences attributable to differences between the carrying value of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates as of the date of the condensed consolidated balance sheets. The effect of a change in tax rates on deferred tax assets and liabilities is reflected in the period that includes the statutory enactment date. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management has determined that a valuation allowance of $744,120 and $781,077 at June 30, 2013 and December 31, 2012, respectively, is necessary to reduce the deferred tax assets for the amounts that will likely not be realized. Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax assets may be necessary.

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

In order to determine the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter. Income tax expense (benefit) for the three months ended June 30, 2013 and 2012 was $4,590 and ($84,324), respectively. Income tax expense (benefit) for the six months ended June 30, 2013 and 2012 was $9,180 and ($159,966), respectively. The effective tax rate for the three and six months ended June 30, 2013 differs from the U.S. federal statutory rate of 35% primarily due to utilization of net operating losses and certain permanent differences between tax reporting purposes and financial reporting purposes. The effective tax rate for the three and six months ended June 30, 2012 differs from the U.S. federal statutory rate of 35% primarily due to the under accrual of state income taxes from prior years and certain permanent differences between tax reporting purposes and financial reporting purposes. The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. At June 30, 2013 the Company had federal and state net operating losses of $1,159,036 and $2,073,113, respectively. These net operating losses expire in 2032. Utilization of the Company’s net operating losses may be subject to annual limitation due to ownership change limitations that may have occurred or that could occur in the future with respect to the stock ownership of the Company, as required by section 382 of the Internal Revenue Service Code of 1986, as amended, as well as similar state provisions. These ownership changes may limit the amount of net operating losses that can be utilized annually to offset future taxable income and tax respectively.

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

The Company estimates fair values of derivative instruments and hybrid instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective of measuring fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex instruments, such as free-standing warrants, the Company generally uses the Black-Scholes-Merton valuation model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as the Black-Scholes-Merton valuation model) are highly volatile and sensitive to changes in the trading market price of the Company’s common stock. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s income (loss) going forward will reflect the volatility in these estimates and assumption changes. Under ASC 815, increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Company’s common stock and decreases in fair value during a given financial quarter result in the application of non-cash derivative income.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board, the Emerging Issues Task Force and the SEC have issued certain accounting standards, updates and regulations as of June 30, 2013 that will become effective in subsequent periods; however, management of the Company does not believe that any of those standards, updates or regulations would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during the three months ended June 30, 2013 or 2012, and it does not believe that any of them will have a significant impact on the Company’s condensed consolidated financial statements at the time they become effective.

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

Initially, these $300,000 Senior Convertible Notes were redeemable at the option of the holders at any time after June 18, 2013 subject to certain limitations. On November 13, 2012, the Company and the above named holders of the $300,000 Senior Convertible Notes amended the Notes to extend their redemption provisions at the option of the holders from any time after June 18, 2013 to any time after June 18, 2014. On April 30, 2013, the Company and the above named holders of the $300,000 Senior Convertible Notes further amended the Notes to eliminate their redemption provisions effective March 31, 2013. All other terms of the Senior Convertible Notes remained in effect.

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

Initially, this $50,000 Senior Convertible Note was redeemable at the option of the holder at any time after September 27, 2013 subject to certain limitations. On November 13, 2012, the Company and the above named holder of the $50,000 Senior Convertible Note amended the Note to extend its redemption provision at the option of the holder from any time after September 27, 2013 to any time after September 27, 2014. On April 30, 2013, the Company and the above named holder of the $50,000 Senior Convertible Note further amended the Note to eliminate its redemption provision effective March 31, 2013. All other terms of the Senior Convertible Note remained in effect.

The Company used all of the proceeds from the sales of these securities for working capital purposes.

The Company recorded $3,902 as debt discount on the principal amount of the $300,000 Senior Convertible Notes issued on June 19, 2012 and $368 as debt discount on the principal amount of the $50,000 Senior Convertible Note issued on September 28, 2012 due to the valuation of the common stock purchase warrants issued in conjunction therewith. The debt discount applicable to each of the $300,000 Senior Convertible Notes and the $50,000 Senior Convertible Note will be amortized, using the straight-line method, over the life of the $300,000 Senior Convertible Notes and $50,000 Senior Convertible Note, as applicable, or until such time that the $300,000 Senior Convertible Notes or the $50,000 Senior Convertible Note, as applicable, is converted, in full or in part, into shares of common stock of the Company with any unamortized debt discount continuing to be amortized in the event of any partial conversion thereof and any unamortized debt discount being expensed at such time of full conversion thereof. The $300,000 Senior Convertible Notes and the $50,000 Senior Convertible Note are presented on a combined basis net of their respective debt discounts. During the three and six months ended June 30, 2013, the Company recorded $356 and $712, respectively, in amortization expense related to the debt discount, which is included on a combined basis in interest expense in the accompanying condensed consolidated statements of operations.

The $300,000 Senior Convertible Notes, as amended, and the $50,000 Senior Convertible Note, as amended, do not restrict the Company’s ability to incur future indebtedness.

Senior Convertible Note Payable to Shareholder

On July 9, 2012, the Company borrowed $500,000 from Ralph Frija, the father of the Company’s Chief Executive Officer Kevin Frija and a less than 5% stockholder of the Company, pursuant to a senior note (the “Senior Note”). The Company used all of the proceeds from the sale of this Senior Note for working capital purposes.

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

Initially, this Senior Note provided for only cash interest payments on a monthly basis, matured at the discretion of the Company on the earlier of (x) the date on which the Company consummated a single or series of related financings from which it received net proceeds in excess of 125% of the initial principal amount of the Senior Note or (y) January 8, 2013 and was not convertible at the option of the holder into shares of the Company’s common stock. On

November 13, 2012, the Company and the above named holder of the $500,000 Senior Note amended the Note to extend its maturity date for payment from January 8, 2013 to January 8, 2014. On April 30, 2013, the Company and the above named holder of the Senior Note further amended the Note to provide for cash principal and interest payments on a weekly basis, extend the maturity date for payment to April 22, 2016 and make the Note convertible into shares of the Company’s common stock at the option of the holder at an initial conversion price of $0.5154 per share (which represents 110% of the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding April 30, 2013) subject to certain anti-dilution protection. All other terms of the Senior Note remained in effect. The aggregate maturities of the Senior Note are as follows:

Period ending June 30	Amount
2014	$166,667
2015	166,667
2016	135,896

469,230
Less: current portion	(166,667)

Long Term	$302,563

The Senior Note, as amended, does not restrict the Company’s ability to incur future indebtedness.

Senior Convertible Note Payable

On January 29, 2013, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Robert John Sali, pursuant to which Mr. Sali (“Purchaser”) purchased from the Company (i) a $500,000 principal amount senior convertible note of the Company (the “2013 Convertible Note”) and (ii) common stock purchase warrants to purchase up to an aggregate of 40,710 shares of the Company’s common stock (the “Warrant”) (which number of shares represents the quotient obtained by dividing (x) $25,000 (5% of the $500,000 principal amount of the 2013 Convertible Note) by (y) $0.6141 (110% of the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding January 29, 2013)). The Company generated aggregate proceeds of $500,000 from the sale of these securities pursuant to the Securities Purchase Agreement. The Company used such proceeds for working capital purposes.

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

The Company recorded $10,131 as debt discount on the principal amount of the $500,000 2013 Senior Convertible Note issued on January 29, 2013 due to the valuation of the common stock purchase warrants issued in conjunction therewith. Additionally, as a result of issuing the Warrant with the 2013 Senior Convertible Note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $79,527, at the time of issuance provided to the holder of the Note. The debt discounts applicable to the 2013 Senior Convertible Note are being amortized, using the straight-line method, over the life of the 2013 Senior

Convertible Note or until such time that the 2013 Senior Convertible Note is converted, in full or in part, into shares of common stock of the Company with any unamortized debt discount continuing to be amortized in the event of any partial conversion thereof and any unamortized debt discount being expensed at such time of full conversion thereof. During the three months ended June 30, 2013, the Company recorded $845 and $6,627 in amortization expense related to the debt discount and the beneficial conversion option, respectively. During the six months ended June 30, 2013, the Company recorded $1,407 and $11,046 in amortization expense related to the debt discount and the beneficial conversion option, respectively. The amortization expense related to the debt discount and the beneficial conversion option is included in interest expense in the accompanying condensed consolidated statements of operations.

The Warrants were evaluated in accordance with ASC 815 and were determined to be equity instruments. The Company estimated the fair value of these Warrants using the Black-Scholes-Merton valuation model. The significant assumptions which the Company used to measure their respective fair values included stock prices ranging from $0.20 to $0.70 per share, expected terms of 5 years, volatility ranging from 30.3% to 51.4%, risk free interest rates ranging from 0.71% to 0.90%, and a dividend yield of 0.0%

Note 4. STOCKHOLDERS’ DEFICIENCY

Issuance of Common Stock

On March 15 and June 15, 2013, the Company issued a total of 100,000 shares of common stock, pursuant to a consultancy agreement dated March 4, 2013. The Company terminated this consultancy agreement effective June 2013. Prior to termination of the agreement, the Company had agreed to issue on a quarterly basis common stock as compensation for services provided thereunder. The Company determined that the fair value of the common stock issued was more readily determinable than the fair value of the services provided. Accordingly, the Company recorded the fair market value of the stock as compensation expense. The Company valued these shares at $59,000 based on closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, on March 15, 2013. During the three and six months ended June 30, 2013, the Company recognized an expense in the amount of $29,550 and $34,417, respectively, which is included in stock-based compensation expense as part of selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

Stock-based Compensation

During the three months ended June 30, 2013 and 2012, the Company recognized stock-based compensation expense of $10,688 and $12,189, respectively. During the six months ended June 30, 2013 and 2012, the Company recognized stock-based compensation expense of $21,377 and $20,416, respectively. Stock-based compensation expense is included as part of selling, general and administrative expense in the accompanying condensed consolidated statements of operations. The amounts relate to the granting of options to employees and consultants to purchase 243,000 shares of the Company’s common stock with an exercise price of $0.375 per share in January 2010 which vest in 4 equal annual installments valued at $46,899; the granting of options to the Company’s Chief Financial Officer to purchase 200,000 shares of the Company’s common stock with an exercise price of $0.20 per share in February 2012 which vest in 36 monthly installments valued at $20,000; the granting of options to employees and consultants to purchase 228,000 shares of the Company’s common stock with an exercise price of $0.23 per share in March 2012 which vest in 4 equal annual installments valued at $25,992; the granting of options to an employee who has since become the Company’s Chief Operating Officer to purchase 100,000 shares of the Company’s common stock with an exercise price of $0.23 per share in March 2012 which vest in 4 equal annual installments valued at $11,400; the granting of options to consultants to purchase 150,000 shares of the Company’s common stock with an exercise price of $0.20 per share in September 2012 which vest in 4 equal annual installments valued at $17,850; and the granting of options to the Company’s Chief Operating Officer to purchase 100,000 shares of the Company’s common stock with an exercise price of $0.25 per share in December 2012 which vest in 36 monthly installments valued at $14,800.

As of June 30, 2013, 4,858,556 outstanding common stock options were vested and 662,444 outstanding common stock options were unvested. At June 30, 2013 the amount of unamortized stock-based compensation expense on unvested stock options granted to employees and consultants was $70,191.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

For six Months Ended June 30, 2012
Expected term	6.3 - 10 years
Risk Free interest rate	1.39% - 1.61%
Dividend yield	0.0%
Volatility	48% - 52%

Stock option activity

Options outstanding at June 30, 2013 under the various plans are as follows (in thousands):

Plan	Total Number of Options Outstanding under Plans
Equity compensation plans not approved by security holders	4,500
Equity Incentive Plan	1,021

5,521

A summary of activity under all option Plans at June 30, 2013 and changes during the six months ended June 30, 2013 (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	5,662	$0.412	6.94	$611
Options granted	—	—	—	—
Options exercised	87	0.350	10.00	27
Options forfeited or expired	54	0.254	10.00	39

Outstanding at June 30, 2013	5,521	$0.412	6.87	$ 3,953

Exercisable at June 30, 2013	4,858	$0.438	6.30	$ 3,362

Options available for grant at June 30, 2013	38,892

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

The following table reconciles the numerator and denominator for the calculation:

	For the six months ended June 30,		For the three months ended June 30,
	2013	2012	2013	2012
Net income (loss) available to common stockholders - basic	$68,894	$(376,451)	$(54,650)	$(193,735)

Denominator – basic:
Weighted average number of common shares outstanding	60,231,295	60,185,344	60,267,951	60,185,344

Basic earnings (loss) per common share	$0.00	$(0.01)	$0.00	$(0.00)

Net income (loss) available to common stockholders - diluted	$68,894	$(376,451)	$(54,650)	$(193,735)

Denominator – diluted:
Weighted average number of common shares outstanding	60,231,295	60,185,344	60,267,951	60,185,344
Weighted average effect of dilutive securities:
Common share equivalents of outstanding stock options	1,102,780	—	—	—
Common share equivalents of outstanding warrants	35,106	—	—	—

Weighted average number of common shares outstanding	61,369,181	60,185,344	60,267,951	60,185,344

Diluted earnings (loss) per common share	$0.00	$(0.01)	$0.00	$(0.00)

Securities excluded from the weighted outstanding because their inclusion would have been antidilutive:
Convertible debt	3,327,096	1,408,451	3,327,096	1,408,451
Stock options	—	5,736,000	5,521,000	5,736,000
Warrants	40,710	46,512	94,090	46,512

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

The remaining minimum annual rents for the years ending December 31 are:

2013	$75,600
2014	50,400

Total	$126,000

Rent expense for the three months ended June 30, 2013 and 2012 was $39,432 and $38,160, respectively. Rent expense for the six months ended June 30, 2013 and 2012 was $77,592 and $76,320, respectively. Rent expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of June 30, 2013 other than the following matters.

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

As a result of the stay, all of the consolidated lawsuits involving the 944 Patent have been stayed until the reexamination is completed. As a condition to granting the stay of all the lawsuits, the Court has required any other defendant who desires to seek reexamination of the 944 Patent and potentially seek another stay (or an extension of the existing stay) based on any such reexamination to seek such reexamination no later than July 1, 2013. One other defendant sought reexamination of the 944 Patent before expiration of such Court-imposed deadline of July 1, 2013.

NOTE 7. SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the condensed consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On July 9, 2013, the Company entered into securities purchase agreements with Ralph Frija, the father of the Company’s Chief Executive Officer Kevin Frija and a less than 5% stockholder of the Company, Philip Holman, the father of the Company’s President Jeffrey Holman and a less than 5% stockholder of the Company, and Angela Vaccaro, the

Company’s Controller, pursuant to which Messrs. Frija and Holman and Ms. Vaccaro (each, a “Purchaser”) purchased from the Company (i) $350,000 aggregate principal amount of the Company’s senior convertible notes and (ii) common stock purchase warrants to purchase up to an aggregate of 16,857 shares of the Company’s common stock allocable among such Purchasers as follows:

Ralph Frija purchased a Convertible Note in the principal amount of $200,000 and a Warrant to purchase up to 9,633 shares of the Company’s common stock (which number of shares represents the quotient obtained by dividing (x) $10,000 (5% of the $200,000 principal amount of the Convertible Note) by (y) $1.0381 (the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding July 9, 2013));

Philip Holman purchased a Convertible Note in the principal amount of $100,000 and a Warrant to purchase up to 4,816 shares of the Company’s common stock (which number of shares represents the quotient obtained by dividing (x) $5,000 (5% of the $100,000 principal amount of the Convertible Note) by (y) $1.0381 (the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding July 9, 2013)); and

Ms. Vaccaro purchased a Convertible Note in the principal amount of $50,000 and a Warrant to purchase up to 2,408 shares of the Company’s common stock (which number of shares represents the quotient obtained by dividing (x) $2,500 (5% of the $50,000 principal amount of the Convertible Note) by (y) $1.0381 (the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding July 9, 2013)).

On July 11, 2013, the Company and Ms. Vaccaro entered into another Securities Purchase Agreement pursuant to which she purchased (i) a Convertible Note in the principal amount of $75,000 and (ii) a Warrant to purchase up to 3,587 shares of the Company’s common stock (which number of shares represents the quotient obtained by dividing (x) $3,750 (5% of the $75,000 principal amount of the Convertible Note) by (y) $1.0454 (the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding July 11, 2013)).

The Company generated aggregate proceeds of $425,000 from the sale of these securities pursuant to the Securities Purchase Agreements. The Company intends to use such proceeds for working capital purposes.

The Convertible Notes issued on July 9, 2013 bear interest at 18% per annum, provide for cash interest payments on a monthly basis, mature on July 8, 2016, are redeemable at the option of the holder at any time after July 8, 2014, subject to certain limitations, are convertible into shares of the Company’s common stock at the option of the holder at an initial conversion price of $1.1419 per share (which represents 110% of the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding July, 9, 2013) subject to certain anti-dilution protection and are senior unsecured obligations of the Company. The Convertible Notes do not restrict the Company’s ability to incur future indebtedness.

The Convertible Note issued on July 11, 2013 is the same as the Convertible Notes issued on July 9, 2013 except that it matures on July 10, 2016, it is redeemable on July 10, 2014 and its initial conversion price is $1.1499 per share.

The Warrants issued on July 9, 2013 are exercisable at initial exercise prices of $1.1419 per share (which represents 110% of the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding July 9, 2013) subject to certain anti-dilution protection and may be exercised at the option of the holder for cash or on a cashless basis until July 8, 2018. The Warrant issued on July 11, 2013 is the same as the Warrants issued on July 9, 2013 except that its initial exercise price is $1.1499 per share and it is exercisable until July 10, 2018.

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

Critical Accounting Policies and Estimates

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our revenue recognition process and our accounting processes involving significant judgments, estimates and assumptions. These processes affect our reported revenues and current assets and are therefore critical in assessing our financial and operating status. We regularly evaluate these processes in preparing our condensed consolidated financial statements. The processes for determining the allowance for collection of trade receivables and the valuation of equity securities, derivative instruments, hybrid instruments, stock-based compensation, deferred taxes and related valuation allowances involve certain assumptions and estimates that we believe to be reasonable under present facts and circumstances. These estimates and assumptions, if incorrect, could adversely impact our operations and financial position. There were no changes to our critical accounting policies during the quarter ended June 30, 2013 as described in Item 7. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Results of Operations for the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Sales, net for the six months ended June 30, 2013 and 2012 were $12,546,591 and $12,988,529, respectively, a decrease of $441,938 or approximately 3.5%. The decrease in sales is primarily attributable to decreased sales to a distributor, net of increased sales to new and other existing distributors, wholesale customers and increased direct to consumer sales. During the six months ended June 30, 2012 we initiated sales to a new distributor. Sales, net to that distributor for the six months ended June 30, 2013 and 2012 were $1,136,024 and $3,457,551, respectively, a decrease of $2,321,527 or 67.1%. At June 30, 2013 we had unfilled orders of approximately $1.5 million from wholesale and distributor customers, which will be fulfilled in the third quarter of 2013. During the fourth quarter of 2012, we began to test a new television direct marketing campaign for our Alternacig® brand. We increased those efforts during the six months ended June 30, 2013, which led to increased direct to consumer sales. We have experienced an increase in retail demand for our electronic cigarette products through our direct to consumer sales efforts. Direct to consumer sales are more profitable for us and carry much higher gross margins than products sold through re-sellers. We also have experienced interest for electronic cigarettes among big box retailers, who have contacted us and requested proposals and plan-o-grams. We expect direct to consumer sales demand will continue to grow, however we believe that sales through re-sellers will be an increasingly large part of our sales channel mix.

Cost of goods sold for the six months ended June 30, 2013 and 2012 were $7,430,415 and $8,199,587, respectively, a decrease of $769,172, or approximately 9.4%. The decrease is primarily due to the decrease in sales volume, product mix and lower average cost per unit through higher volume purchases from suppliers. Our gross margins increased to 40.8% from 36.9% primarily due to the change in the product mix.

Selling, general and administrative expenses for the six months ended June 30, 2013 and 2012 were $3,159,455 and $3,310,260, a decrease of $150,805 or approximately 4.6%. The decrease is primarily attributable to a decrease in professional and consulting fees of $393,301 as a result of decreased legal fees due to settlements and the stay of the litigation matters, the hiring of personnel to fulfill responsibilities previously outsourced; net of increases in salaries and related benefits of $207,148 attributable to increased compensation related to sales person commissions due to the increase in sales and the hiring of our president and increased variable selling expenses of $23,527 due to increases in merchant card processing fees, freight out, and insurance due to the increase in sales.

Advertising expense was approximately $1,735,238 for the six months ended June 30, 2013 compared to approximately $2,013,270 for the same period in 2012, a decrease of $278,032 or approximately 13.8%. During the six months ended June 30, 2013, we decreased our Internet advertising and print advertising campaigns, and increased our new television direct marketing campaign for our Alternacig® brand and continued various other advertising campaigns.

Interest expense was approximately $143,409 and $1,829 for the six months ended June 30, 2013 and 2012, respectively. The increase was attributable to the $300,000 Senior Convertible Notes, as amended, the $50,000 Senior Convertible Note, as amended, and the Senior Note, as amended, issued in the second and third quarters of 2012, and the 2013 Senior Convertible Note issued in January 2013 (reference is made to note 3 of the condensed consolidated financial statements included elsewhere in this report for a description of these debt instruments).

Income tax expense (benefit) for the six months ended June 30, 2013 and 2012 was $9,180 and ($159,966), respectively. The effective tax rate for the six months ended June 30, 2013 differs from the U.S. federal statutory rate of 35% primarily due to utilization of net operating losses and certain permanent differences between tax reporting purposes and financial reporting purposes. The effective tax rate for the six months ended June 30, 2012 differs from the U.S. federal statutory rate of 35% primarily due to the under accrual of state income taxes from prior years and certain permanent differences between tax reporting purposes and financial reporting purposes.

Net income (loss) for the six months ended June 30, 2013 and 2012 was $68,894 and ($376,451), respectively, as a result of the items discussed above.

Results of Operations for the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Sales, net for the three months ended June 30, 2013 and 2012 were $6,185,842 and $8,138,005, respectively, a decrease of $1,952,163 or approximately 24.0%. The decrease in sales is primarily attributable to decreased sales to a distributor, net of increased sales to new and other existing distributors, wholesale customers and increased direct to consumer sales. During the three months ended June 30, 2013 and 2012 sales, net to a new distributor were $695,117 and $3,117,804, respectively, a decrease of $2,422,687 or 77.8%. At June 30, 2013 we had unfilled orders of approximately $1.5 million from wholesale and distributor customers, which will be fulfilled in the third quarter of 2013. During the fourth quarter of 2012, we began to test a new television direct marketing campaign for our Alternacig® brand. We increased those efforts during the three months ended June 30, 2013, which led to increased direct to consumer sales. We have experienced an increase in retail demand for our electronic cigarette products through our direct to consumer sales efforts. Direct to consumer sales are more profitable for us and carry much higher gross margins than products sold through re-sellers. We also have experienced interest for electronic cigarettes among big box retailers, who have contacted us and requested proposals and plan-o-grams. We expect direct to consumer sales demand will continue to grow, however we believe that sales through re-sellers will be an increasingly large part of our sales channel mix.

Cost of goods sold for the three months ended June 30, 2013 and 2012 were $3,721,609 and $5,558,887, respectively, a decrease of $1,837,278, or approximately 33.1%. The decrease is primarily due to the decrease in sales volume, product mix and lower average cost per unit through higher volume purchases from suppliers. Our gross margins increased to 39.8% from 31.7% primarily due to the change in the product mix.

Selling, general and administrative expenses for the three months ended June 30, 2013 and 2012 were $1,553,357 and $1,815,347, a decrease of $261,990 or approximately 14.4%. The decrease is primarily attributable to a decrease in professional and consulting fees of $211,024 as a result of decreased legal fees due to settlements and the stay of the litigation matters, the hiring of personnel to fulfill responsibilities previously outsourced and, decreased variable selling expenses of $89,000 attributable to decreases in merchant card processing fees and freight out due to the decrease in sales, net of increased insurance cost; net of increases in salaries and related benefits of $26,027 attributable to increased compensation related to sales person commissions due to the increase in sales and the hiring of our president.

Advertising expense was approximately $884,037 for the three months ended June 30, 2013 compared to approximately $1,040,001 for the same period in 2012, a decrease of $155,964 or approximately 15.0%. During the three months ended June 30, 2013, we decreased our Internet advertising and print advertising campaigns, and increased our new television direct marketing campaign for our Alternacig® brand and continued various other advertising campaigns.

Interest expense was approximately $76,899 and $1,829 for the three months ended June 30, 2013 and 2012, respectively. The increase was attributable to the $300,000 Senior Convertible Notes, as amended, the $50,000 Senior Convertible Note, as amended, and the Senior Note, as amended, issued in the second and third quarters of 2012, and the 2013 Senior Convertible Note issued in January 2013 (reference is made to note 3 of the condensed consolidated financial statements included elsewhere in this report for a description of these debt instruments).

Income tax expense (benefit) for the three months ended June 30, 2013 and 2012 was $4,590 and ($84,324), respectively. The effective tax rate for the three months ended June 30, 2013 differs from the U.S. federal statutory rate of 35% primarily due to utilization of net operating losses and certain permanent differences between tax reporting purposes and financial reporting purposes. The effective tax rate for the three months ended June 30, 2012 differs from the U.S. federal statutory rate of 35% primarily due to under accrual of state income taxes from prior years and certain permanent differences between tax reporting purposes and financial reporting purposes.

Net loss for the three months ended June 30, 2013 and 2012 was $54,650 and $193,735, respectively, as a result of the items discussed above.

Liquidity and Capital Resources

We are not aware of any factors that are reasonably likely to adversely affect liquidity trends, other than those factors summarized under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. We are not involved in any hedging activities and had no forward exchange contracts outstanding at June 30, 2013. In the ordinary course of business we enter into purchase commitments by issuing purchase orders, which may or may not require vendor deposits. These transactions are recognized in our condensed consolidated financial statements in accordance with GAAP.

Our liquidity and capital resources have decreased significantly as a result of the net operating losses we incurred during the year ended December 31 2012. As described in note 7 to the condensed consolidated financial statements included elsewhere in this report, on July 9 and July 11, 2013, we completed private sales to related parties of senior convertible notes along with common stock purchase warrants from which we generated aggregate proceeds of $425,000. We intend to use such proceeds for working capital purposes. At June 30, 2013, we had working capital of $371,546 compared to $325,836 at December 31, 2012, an increase of $45,710.

Although the Company can provide no assurances, it believes its cash on hand (which includes the proceeds from the above private sales of securities on July 9 and July 11, 2013) and anticipated cash flow from operations will provide sufficient liquidity and capital resources to fund its business for at least the next twelve months. In the event the Company continues to experience liquidity and capital resources constraints because of operating losses, greater than anticipated sales growth or otherwise, the Company may need to raise additional capital in the form of equity and/or debt financing. If such additional capital is not available on terms acceptable to the Company or at all then the Company may need to curtail its operations and/or take additional measures to conserve and manage its liquidity and capital resources, any of which would have a material adverse effect on our business, results of operations and financial condition.

Our net cash used in operating activities was $422,093 and $258,877 for the six months ended June 30, 2013 and 2012, respectively, an increase of $163,216. Our net cash used in operating activities for the six months ended June 30, 2013 resulted primarily from increases in inventory to meet future customer demand, and increases in accounts receivable, prepaid expenses, and income tax receivable, net of decrease in due from merchant credit card processors, accounts payable, accrued expenses and customer deposits which are attributable to our efforts to increase sales and accommodate anticipated future sales growth.

Our net cash used in investing activities was $8,057 and $9,319 for the six months ended June 30, 2013 and 2012, respectively, for purchases of property and equipment.

Our net cash provided by financing activities was $499,680 and $300,000 for the six months ended June 30, 2013 and 2012, respectively. These financing activities relate to the Company’s issuance of the 2013 Senior Convertible Note and proceeds from the exercise of stock options net of principle repayments of senior note payable to stockholder.

In the ordinary course of our business, we enter in to purchase orders for components and finished goods, which may or may not require vendor deposits and may or may not be cancellable by either party. At June 30, 2013 and December 31, 2012, we had $450,723 and $279,062 in vendor deposits, respectively, which are included in prepaid expenses on the condensed consolidated balance sheets included elsewhere in this report. At June 30, 2013 and December 31, 2012, we do not have any material financial guarantees or other contractual commitments that are reasonably likely to have an adverse effect on liquidity.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

We do not consider our business to be seasonal.

Inflation and Changing Prices

Neither inflation or changing prices for the three and six months ended June 30, 2013 had a material impact on our operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

VAPOR CORP.

Date: July 30, 2013	By:	/s/ Kevin Frija
Kevin Frija
Chief Executive Officer

Date: July 30, 2013	By:	/s/ Harlan Press
Harlan Press
Chief Financial Officer