Form 10-Q
period 2013-09-30
VAPOR CORP.
filed 2013-10-21
CIK 844856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 21, 2013, there were 60,372,344 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

VAPOR CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$303,097	$176,409
Due from merchant credit card processor, net of reserve for chargebacks of $2,500 and $15,000, respectively	206,565	1,031,476
Accounts receivable, net of allowance of $115,000 and $61,000, respectively	1,613,118	748,580
Inventories	3,015,714	1,670,007
Prepaid expenses	897,950	465,860
Income tax receivable	—	47,815
Deferred tax asset, net	222,130	222,130

TOTAL CURRENT ASSETS	6,258,574	4,362,277
Property and equipment, net of accumulated depreciation of $24,711 and $16,595, respectively	25,131	25,190
Other assets	55,474	12,000

TOTAL ASSETS	$6,339,179	$4,399,467

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable	$2,616,535	$3,208,595
Accrued expenses	525,543	350,151
Term loan payable	660,539	—
Senior convertible note payable, net of debt discount of $69,734 and $0, respectively	430,266	—
Senior convertible notes payable to related parties, net of debt discount of $8,536 and $0, respectively	416,464	—
Current portion of senior convertible note payable to stockholder	166,667	—
Customer deposits	785,137	477,695
Income taxes payable	13,770	—

TOTAL CURRENT LIABILITIES	5,614,921	4,036,441

LONG-TERM DEBT:
Senior convertible notes payable to related parties, net of debt discount of $2,462 and $3,530, respectively	347,538	346,470
Senior convertible note payable to stockholder	262,820	—
Senior note payable to stockholder	—	500,000

TOTAL LONG-TERM DEBT	610,358	846,470

TOTAL LIABILITIES	6,225,279	4,882,911

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 250,000,000 shares authorized, 60,372,344 and 60,185,344 shares issued and outstanding, respectively	60,372	60,185
Additional paid-in capital	1,884,813	1,637,377
Accumulated deficit	(1,831,285)	(2,181,006)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	113,900	(483,444)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$6,339,179	$4,399,467

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Nine Months Ended September 30,		For The Three Months Ended September 30,
	2013	2012	2013	2012
SALES, NET	$18,958,196	$16,844,097	$6,411,605	$3,855,568
Cost of goods sold	11,346,696	10,703,606	3,916,281	2,504,019

GROSS PROFIT	7,611,500	6,140,491	2,495,324	1,351,549

EXPENSES:
Selling, general and administrative	4,843,242	5,073,162	1,683,787	1,762,902
Advertising	2,153,491	2,854,003	418,253	840,733

Total operating expenses	6,996,733	7,927,165	2,102,040	2,603,635

Operating income (loss)	614,767	(1,786,674)	393,284	(1,252,086)

Other expense:
Interest expense	251,276	43,072	107,867	41,243

Total other expense	251,276	43,072	107,867	41,243

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	363,491	(1,829,746)	285,417	(1,293,329)
Income tax expense (benefit)	13,770	(634,285)	4,590	(474,319)

NET INCOME (LOSS)	$349,721	$(1,195,461)	$280,827	$(819,010)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$0.01	$(0.02)	$0.00	$(0.01)

DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.01	$(0.02)	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	60,278,828	60,185,344	60,372,344	60,185,344

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-DILUTED	61,829,701	60,185,344	62,429,724	60,185,344

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Net income (loss)	$349,721	$(1,195,461)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for allowances	41,500	5,468
Depreciation	8,116	8,490
Amortization of debt discount	21,768	385
Stock-based compensation expense	118,203	32,604
Deferred tax asset	—	11,177
Changes in operating assets and liabilities:
Due from merchant credit card processors	837,411	(459,674)
Accounts receivable	(918,538)	157,112
Inventories	(1,345,707)	315,585
Prepaid expenses	(432,090)	(79,481)
Other assets	(43,474)	(25,000)
Accounts payable	(592,060)	1,588,140
Accrued expenses	175,392	(61,641)
Customer deposits	307,442	(451,067)
Income taxes	61,585	(1,030,785)

NET CASH USED IN OPERATING ACTIVITIES	(1,410,731)	(1,184,148)

INVESTING ACTIVITIES:
Purchases of property and equipment	(8,057)	(9,319)

NET CASH USED IN INVESTING ACTIVITIES:	(8,057)	(9,319)
FINANCING ACTIVITIES
Proceeds from issuance of senior convertible note payable to related parties	425,000	350,000
Proceeds from issuance of senior convertible note payable to stockholder	500,000	—
Proceeds from borrowings under term loan payable, net of repayments	660,539	—
Proceeds from the issuance of (principle repayments of) senior note payable to stockholder	(70,513)	500,000
Proceeds from exercise of stock options	30,450	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,545,476	850,000

INCREASE (DECREASE) IN CASH	126,688	(343,467)
CASH — BEGINNING OF PERIOD	176,409	356,485

CASH — END OF PERIOD	$303,097	$13,018

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$217,185	$88,880

Cash paid for income taxes	$—	$381,814

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. ORGANIZATION AND BASIS OF PRESENTATION

Business description

Vapor Corp. (the “Company”) is the holding company for its wholly owned subsidiary Smoke Anywhere U.S.A., Inc. (“Smoke “). The Company designs, markets and distributes electronic cigarettes and accessories under the Fifty-One® (also known as Smoke 51), Krave®, VaporX®, Alternacig®, EZ Smoker®, Green Puffer®, Americig®, FumaréTM, Hookah Stix® and Smoke Star® brands. “Electronic cigarettes” or “e-cigarettes”, designed to look like traditional cigarettes, are battery-powered products that enable users to inhale nicotine vapor without smoke, tar, ash or carbon monoxide.

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

These unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2013 and 2012 should be read in conjunction with the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K for such year as filed with the SEC on March 29, 2013. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

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

At September 30, 2013 and December 31, 2012 accounts receivable balances included a concentration from one customer of an amount greater than 10% of the total net accounts receivable balance ($321,075 and $172,210 from Customer A, respectively). As to revenues, one customer accounted for sales in excess of 10% of the net sales for the three-month period ended September 30, 2013 ($1,190,414 to Customer A) and for the three and nine-month periods ended September 30, 2012 ($635,535 and $4,093,086, respectively, to Customer B). No customers accounted for revenues in excess of 10% of the net sales for the nine-month period ended September 30, 2013.

Inventories

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. If the cost of the inventories exceeds their market value, provisions are recorded to write down excess inventory to its net realizable value. The Company’s inventories consist primarily of merchandise available for resale.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the respective asset, after the asset is placed in service. Depreciation expense for the three months ended September 30, 2013 and 2012 was $2,419 and $2,962, respectively. Depreciation expense for the nine months ended September 30, 2013 and 2012 was $8,116 and $8,490, respectively. Depreciation expense is included in selling, general and administrative expense on the condensed consolidated statements of operations.

Income Taxes

The provision (benefit) for income taxes is based on income (loss) before income tax expense (benefit) reported for financial statement purposes after adjustments for transactions that do not have tax consequences. Deferred tax assets and liabilities are realized according to the estimated future tax consequences attributable to differences between the carrying value of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates as of the date of the condensed consolidated balance sheets. The effect of a change in tax rates on deferred tax assets and liabilities is reflected in the period that includes the statutory enactment date. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management has determined that a valuation allowance of $619,209 and $781,077 at September 30, 2013 and December 31, 2012, respectively, is necessary to reduce the deferred tax assets for the amounts that will likely not be realized. Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax assets may be necessary.

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

In order to determine the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter. Income tax expense (benefit) for the three months ended September 30, 2013 and 2012 was $4,590 and ($474,319), respectively. Income tax expense (benefit) for the nine months ended September 30, 2013 and 2012 was $13,770 and ($634,285), respectively. The effective tax rate for the three and nine months ended September 30, 2013 differs from the U.S. federal statutory rate of 35% primarily due to utilization of net operating losses and certain permanent differences between tax reporting purposes and financial reporting purposes. The effective tax rate for the three and nine months ended September 30, 2012 differs from the U.S. federal statutory rate of 35% primarily due to the under accrual of state income taxes from prior years and certain permanent differences between tax reporting purposes and financial reporting purposes. The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. At September 30, 2013 the Company had federal and state net operating losses of $36,653 and $1,368,809, respectively. These net operating losses expire in 2032. Utilization of the Company’s net operating losses may be subject to annual limitation due to ownership change limitations that may have occurred or that could occur in the future with respect to the stock ownership of the Company, as required by section 382 of the Internal Revenue Service Code of 1986, as amended, as well as similar state provisions. These ownership changes may limit the amount of net operating losses that can be utilized annually to offset future taxable income and tax respectively.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board, the Emerging Issues Task Force and the SEC have issued certain accounting standards, updates and regulations as of September 30, 2013 that will become effective in subsequent periods; however, management of the Company does not believe that any of those standards, updates or regulations would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during the three months ended September 30, 2013 or 2012, and it does not believe that any of them will have a significant impact on the Company’s condensed consolidated financial statements at the time they become effective.

Note 3. FACTORING FACILITY AND TERM LOAN PAYABLE

Factoring Facility

On August 8, 2013, the Company and Smoke entered into a spot accounts receivable factoring facility (the “Factoring Facility”) with Entrepreneur Growth Capital, LLC (the “Lender”) pursuant to an Invoice Purchase and Sale Agreement, dated August 8, 2013, by and among them (the “Factoring Agreement”).

The Factoring Facility has an initial term of one year and automatically renews from month to month thereafter subject to the Company terminating it earlier upon at least 15 business days’ advance written notice provided that all obligations are paid (including a termination fee, if applicable, as specified in the Factoring Agreement). The Factoring Facility is secured by a security interest in substantially all of the Company’s assets. Under the terms of the Factoring Agreement, the Lender may, at its sole discretion, purchase certain of the Company’s eligible accounts receivable. Upon any acquisition of an account receivable, the Lender will advance to the Company up to 50% of the face amount of the account receivable. Each account receivable purchased by the Lender will be subject to a factoring fee of 1% of the gross face amount of such purchased account for each 30 day period (or part thereof) the purchased account remains unpaid. The Lender will generally have full recourse against the Company in the event of nonpayment of any such purchased account.

The Factoring Agreement contains covenants and provisions relating to events of default that are customary for agreements of this type. The failure to satisfy covenants under the Factoring Agreement or the occurrence of other specified events that constitute an event of default could result in the termination of the Factoring Facility and/or the acceleration of the repayment obligations of the Company.

During the three and nine months ended September 30, 2013 gross borrowings under the Factoring Facility were $407,888, all of which were repaid as of September 30, 2013. At September 30, 2013 the Company had no borrowings outstanding under the Factoring Facility.

Term Loan

On August 16, 2013, the Company and Smoke entered into a $750,000 term loan (the “Term Loan”) with the Lender pursuant to a Credit Card Receivables Advance Agreement, dated August 16, 2013, by and among them (the “Term Agreement”).

The Term Loan matures on August 15, 2014 (or earlier generally upon termination of the Factoring Agreement), is payable from the Company’s and Smoke’s current and future merchant credit card receivables at the annual rate of 16% subject to the Lender retaining a daily fixed amount of $3,346.15 from the daily collection of the merchant credit card receivables and is secured by a security interest in substantially all of the Company’s assets. The Company used the proceeds of the Term Loan for general working capital purposes.

The Term Agreement contains covenants that are customary for agreements of this type. The failure to satisfy covenants under the Term Agreement or the occurrence of other specified events that constitute an event of default could result in the termination of the Term Agreement (as well as the Factoring Agreement) and/or the acceleration of the repayment of the Term Loan and the other obligations of the Company (including the Factoring Facility). The Term Agreement contains provisions relating to events of default that are customary for agreements of this type.

At September 30, 2013 the Company had $660,539 of borrowings outstanding under the Term Loan.

Each of the Company’s Chief Executive Officer and Chief Financial Officer have personally guaranteed performance of certain of the Company’s obligations under the Factoring Agreement and the Term Agreement. In consideration of the Company’s Chief Financial Officer providing such foregoing personal guarantee, the Company has agreed to amend his employment agreement as described in Note 7.

Note 4. SENIOR CONVERTIBLE NOTES

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

The Company recorded $3,902 as debt discount on the principal amount of the $300,000 Senior Convertible Notes issued on June 19, 2012 and $368 as debt discount on the principal amount of the $50,000 Senior Convertible Note issued on September 28, 2012 due to the valuation of the common stock purchase warrants issued in conjunction therewith. The debt discount applicable to each of the $300,000 Senior Convertible Notes and the $50,000 Senior Convertible Note will be amortized, using the straight-line method, over the life of the $300,000 Senior Convertible Notes and $50,000 Senior Convertible Note, as applicable, or until such time that the $300,000 Senior Convertible Notes or the $50,000 Senior Convertible Note, as applicable, is converted, in full or in part, into shares of common stock of the Company with any unamortized debt discount continuing to be amortized in the event of any partial conversion thereof and any unamortized debt discount being expensed at such time of full conversion thereof. The $300,000 Senior Convertible Notes and the $50,000 Senior Convertible Note are presented on a combined basis net of their respective debt discounts. During the three and nine months ended September 30, 2013, the Company recorded $356 and $1,068, respectively, in amortization expense related to the debt discount, which is included on a combined basis in interest expense in the accompanying condensed consolidated statements of operations.

On July 9, 2013, the Company entered into securities purchase agreements with Ralph Frija, the father of the Company’s Chief Executive Officer Kevin Frija and a less than 5% stockholder of the Company, Philip Holman, the father of the Company’s President Jeffrey Holman and a less than 5% stockholder of the Company, and Angela Vaccaro, the Company’s Controller, pursuant to which Messrs. Frija and Holman and Ms. Vaccaro (each, a “Purchaser”) purchased from the Company (i) $350,000 aggregate principal amount of the Company’s senior convertible notes and (ii) common stock purchase warrants to purchase up to an aggregate of 16,857 shares of the Company’s common stock (the “$350,000 Senior Convertible Note”) allocable among such Purchasers as follows:

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

The Company recorded $4,550 as debt discount on the principal amount of the $350,000 Senior Convertible Notes issued on July 9, 2013 due to the valuation of the common stock purchase warrants issued in conjunction therewith. Additionally, as a result of issuing the Warrants with the $350,000 Senior Convertible Notes, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $3,937, at the time of issuance provided to the holders of the Notes. The debt discounts applicable to the $350,000 Senior Convertible Notes are being amortized, using the straight-line method, over the life of the $350,000 Senior Convertible Notes or until such time that the $350,000 Senior Convertible Notes are converted, in full or in part, into shares of common stock of the Company with any unamortized debt discounts continuing to be amortized in the event of any partial conversion thereof and any unamortized debt discount being expensed at such time of full conversion thereof. During the three months ended September 30, 2013, the Company recorded $379 and $328 in amortization expense related to the debt discounts and the beneficial conversion option, respectively. During the nine months ended September 30, 2013, the Company recorded $379 and $328 in amortization expense related to the debt discounts and the beneficial conversion option, respectively. The amortization expense related to the debt discounts and the beneficial conversion option is included in interest expense in the accompanying condensed consolidated statements of operations.

The Convertible Notes issued on July 9, 2013 bear interest at 18% per annum, provide for cash interest payments on a monthly basis, mature on July 8, 2016, are redeemable at the option of the holders at any time after July 8, 2014, subject to certain limitations, are convertible into shares of the Company’s common stock at the option of the holders at an initial conversion price of $1.1419 per share (which represents 110% of the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding July, 9, 2013) subject to certain anti-dilution protection and are senior unsecured obligations of the Company.

The Warrants issued on July 9, 2013 are exercisable at initial exercise prices of $1.1419 per share (which represents 110% of the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding July 9, 2013) subject to certain anti-dilution protection and may be exercised at the option of the holders for cash or on a cashless basis until July 8, 2018.

On July 11, 2013, the Company and Ms. Vaccaro entered into another Securities Purchase Agreement pursuant to which she purchased (i) a Convertible Note in the principal amount of $75,000 and (ii) a Warrant to purchase up to 3,587 shares of the Company’s common stock (the “$75,000 Senior Convertible Note”) (which number of shares represents the quotient obtained by dividing (x) $3,750 (5% of the $75,000 principal amount of the Convertible Note) by (y) $1.0454 (the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding July 11, 2013)).

The Company recorded $825 as debt discount on the principal amount of the $75,000 Senior Convertible Note issued on July 11, 2013 due to the valuation of the common stock purchase warrants issued in conjunction therewith. The debt discount applicable to the $75,000 Senior Convertible Note will be amortized, using the straight-line method, over the life of the $75,000 Senior Convertible Note or until such time that the $75,000 Senior Convertible Note is converted, in full or in part, into shares of common stock of the Company with any unamortized debt discount continuing to be amortized in the event of any partial conversion thereof and any unamortized debt discount being expensed at such time of full conversion thereof. The $75,000 Senior Convertible Note is presented on a combined basis net of its debt discount. During the three and nine months ended September 30, 2013, the Company recorded $69 and $69, respectively, in amortization expense related to the debt discount, which is included on a combined basis in interest expense in the accompanying condensed consolidated statements of operations.

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

The $300,000 Senior Convertible Notes, as amended, the $50,000 Senior Convertible Note, as amended, the $350,000 Senior Convertible Notes, and the $75,000 Senior Convertible Note do not restrict the Company’s ability to incur future indebtedness.

The Company used all of the proceeds from the sales of these securities for working capital purposes.

Senior Convertible Note Payable to Stockholder

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

Period ending September 30	Amount
2014	$166,667
2015	166,667
2016	96,153

429,487
Less: current portion	(166,667)

Long Term	$262,820

The Senior Note, as amended, does not restrict the Company’s ability to incur future indebtedness.

Senior Convertible Note Payable

On January 29, 2013, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Robert John Sali, pursuant to which Mr. Sali purchased from the Company (i) a $500,000 principal amount senior convertible note of the Company (the “2013 Convertible Note”) and (ii) common stock purchase warrants to purchase up to an aggregate of 40,710 shares of the Company’s common stock (the “Warrant”) (which number of shares represents the quotient obtained by dividing (x) $25,000 (5% of the $500,000 principal amount of the 2013 Convertible Note) by (y) $0.6141 (the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding January 29, 2013)). The Company generated aggregate proceeds of $500,000 from the sale of these securities pursuant to the Securities Purchase Agreement. The Company used such proceeds for working capital purposes.

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

The Company recorded $10,131 as debt discount on the principal amount of the $500,000 2013 Senior Convertible Note issued on January 29, 2013 due to the valuation of the common stock purchase warrants issued in conjunction therewith. Additionally, as a result of issuing the Warrant with the 2013 Senior Convertible Note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $79,527, at the time of issuance provided to the holder of the Note. The debt discounts applicable to the 2013 Senior Convertible Note are being amortized, using the straight-line method, over the life of the 2013 Senior Convertible Note or until such time that the 2013 Senior Convertible Note is converted, in full or in part, into shares of common stock of the Company with any unamortized debt discount continuing to be amortized in the event of any partial conversion thereof and any unamortized debt discount being expensed at such time of full conversion thereof. During the three months ended September 30, 2013, the Company recorded $845 and $6,627 in amortization expense related to the debt discount and the beneficial conversion option, respectively. During the nine months ended September 30, 2013, the Company recorded $2,252 and $17,672 in amortization expense related to the debt discount and the beneficial conversion option, respectively. The amortization expense related to the debt discount and the beneficial conversion option is included in interest expense in the accompanying condensed consolidated statements of operations.

All of the Warrants issued in conjunction with the convertible notes described above were evaluated in accordance with ASC 815 and were determined to be equity instruments. The Company estimated the fair value of these Warrants using the Black-Scholes-Merton valuation model. The significant assumptions which the Company used to measure their respective fair values included stock prices ranging from $0.20 to $0.70 per share, expected terms of 5 years, volatility ranging from 30.3% to 51.4%, risk free interest rates ranging from 0.71% to 0.90%, and a dividend yield of 0.0%

Note 5. STOCKHOLDERS’ DEFICIENCY

Issuance of Common Stock

On March 15 and June 15, 2013, the Company issued a total of 100,000 shares of common stock, pursuant to a consultancy agreement dated March 4, 2013. The Company terminated this consultancy agreement effective June 2013. Prior to termination of the agreement, the Company had agreed to issue on a quarterly basis common stock as compensation for services provided thereunder. The Company determined that the fair value of the common stock issued was more readily determinable than the fair value of the services provided. Accordingly, the Company recorded the fair market value of the stock as compensation expense. The Company valued the March 15 and June 15, 2013 shares at $29,500 and $57,500, respectively, based on closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, on March 15 and June 15, 2013, respectively. During the three and nine months ended September 30, 2013, the Company recognized an expense in the amount of $52,583 and $87,000, respectively, which is included in stock-based compensation expense as part of selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

Stock-based Compensation

During the three months ended September 30, 2013 and 2012, the Company recognized stock-based compensation expense of $9,827 and $12,188, respectively. During the nine months ended September 30, 2013 and 2012, the Company recognized stock-based compensation expense of $31,203 and $32,604, respectively. Stock-based compensation expense is included as part of selling, general and administrative expense in the accompanying condensed consolidated statements of operations. The amounts relate to the granting of options to employees and consultants to purchase 243,000 shares of the Company’s common stock with an exercise price of $0.375 per share in January 2010 which vest in 4 equal annual installments valued at $46,899; the granting of options to the Company’s Chief Financial Officer to purchase 200,000 shares of the Company’s common stock with an exercise price of $0.20 per share in February 2012 which vest in 36 monthly installments valued at $20,000; the granting of options to employees and consultants to purchase 228,000 shares of the Company’s common stock with an exercise price of $0.23 per share in March 2012 which vest in 4 equal annual installments valued at $25,992; the granting of options to an employee who has since become the Company’s Chief Operating Officer to purchase 100,000 shares of the Company’s common stock with an exercise price of $0.23 per share in March 2012 which vest in 4 equal annual installments valued at $11,400; the granting of options to consultants to purchase 150,000 shares of the Company’s common stock with an exercise price of $0.20 per share in September 2012 which vest in 4 equal annual installments valued at $17,850; and the granting of options to the Company’s Chief Operating Officer to purchase 100,000 shares of the Company’s common stock with an exercise price of $0.25 per share in December 2012 which vest in 36 monthly installments valued at $14,800.

As of September 30, 2013, 4,921,056 outstanding common stock options were vested and 599,944 outstanding common stock options were unvested. At September 30, 2013 the amount of unamortized stock-based compensation expense on unvested stock options granted to employees and consultants was $60,365.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

For Nine Months Ended September 30, 2012
Expected term	6.3 - 10 years
Risk Free interest rate	1.39% - 1.61%
Dividend yield	0.0%
Volatility	48% - 52%

Stock option activity

Options outstanding at September 30, 2013 under the various plans are as follows (in thousands):

Plan	Total Number of Options Outstanding under Plans
Equity compensation plans not approved by security holders	4,500
Equity Incentive Plan	1,021

5,521

A summary of activity under all option Plans at September 30, 2013 and changes during the nine months ended September 30, 2013 (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	5,662	$0.412	6.94	$611
Options granted	—	—	—	—
Options exercised	87	0.350	10.00	27
Options forfeited or expired	54	0.254	10.00	39

Outstanding at September 30, 2013	5,521	$0.414	6.87	$1,909

Exercisable at September 30, 2013	4,921	$0.435	6.34	$1,597

Options available for grant at September 30, 2013	38,892

Net income (loss) per share

Basic earnings and loss per share are computed by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s convertible debt and warrants (using the if-converted method). Diluted loss per share excludes the shares issuable upon the exercise of stock options, convertible notes and common stock purchase warrants from the calculation of net loss per share, as their effect is antidilutive.

The following table reconciles the numerator and denominator for the calculation:

	For the nine months ended September 30,		For the three months ended September 30,
	2013	2012	2013	2012
Net income (loss) - basic	$349,721	$(1,195,461)	$280,827	$(819,010)

Denominator - basic:
Weighted average number of common shares outstanding	60,278,828	60,185,344	60,372,344	60,185,344

Basic earnings (loss) per common share	$0.01	$(0.02)	$0.00	$(0.01)

Net income (loss) - diluted	$349,721	$(1,195,461)	$280,827	$(819,010)

Denominator - diluted:
Weighted average number of common shares outstanding	60,278,828	60,185,344	60,372,344	60,185,344
Weighted average effect of dilutive securities:
Common share equivalents of outstanding stock options	1,508,369	—	2,001,402	—
Common share equivalents of outstanding warrants	42,504	—	55,979	—

Weighted average number of common shares outstanding	61,829,701	60,185,344	62,429,724	60,185,344

Diluted earnings (loss) per common share	$0.01	$(0.02)	$0.00	$(0.01)

Securities excluded from the weighted outstanding because their inclusion would have been antidilutive:
Convertible debt	3,561,988	1,616,784	3,561,988	1,616,784
Stock options	—	5,874,000	—	5,874,000
Warrants	20,444	53,380	20,444	53,380

Note 6. RELATED PARTY TRANSACTIONS

As described in Note 4 (Senior Convertible Notes), on June 19, 2012, the Company entered into securities purchase agreements with Kevin Frija, its Chief Executive Officer, Harlan Press, its Chief Financial Officer, and Doron Ziv, a greater than 10% stockholder of the Company, pursuant to which Messrs. Frija, Press and Ziv (each, a “Purchaser”) purchased from the Company (i) the $300,000 Senior Convertible Notes (as since amended as described in Note 4 above) and (ii) common stock purchase warrants to purchase up to an aggregate of 46,512 shares of the Company’s common stock (the “June Warrants”).

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

In addition, as described in Note 4 (Senior Convertible Notes), on September 28, 2012, the Company entered into a securities purchase agreement with Kevin Frija, its Chief Executive Officer, pursuant to which Mr. Frija purchased from the Company (i) the $50,000 Senior Convertible Notes (as since amended as described in Note 4 above) and (ii) common stock purchase warrants to purchase up to an aggregate of 6,868 shares of the Company’s common stock (the “September Warrants”) (which number of shares represents the quotient obtained by dividing (x) $3,000 (3% of the $50,000 principal amount of the $50,000 Senior Convertible Note) by (y) $0.2184 (the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding September 27, 2012)).

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

As described in Note 4 (Senior Convertible Notes), on July 9, 2012, the Company borrowed $500,000 from Ralph Frija, the father of the Company’s Chief Executive Officer Kevin Frija and a less than 5% stockholder of the Company, pursuant to the Senior Note (as since amended as described in Note 4 above). As further described in Note 4, on July 9, 2013, the Company borrowed $200,000 from Ralph Frija, the father of the Company’s Chief Executive Officer Kevin Frija and a less than 5% stockholder of the Company, and the Company borrowed $100,000 from Philip Holman, the father of the Company’s President Jeffrey Homan and a less than 5% stockholder of the Company, pursuant to the $350,000 Senior Notes.

Note 7. COMMITMENTS AND CONTINGENCIES

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

The remaining minimum annual rents for the years ending December 31 are:

2013	$37,800
2014	50,400

Total	$88,200

Rent expense for the three months ended September 30, 2013 and 2012 was $40,068 and $38,160, respectively. Rent expense for the nine months ended September 30, 2013 and 2012 was $117,660 and $114,480, respectively. Rent expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

In consideration of Mr. Press personally guaranteeing certain of the Company’s obligations under the Factoring Agreement, the Company has agreed to amend Mr. Press’s employment agreement dated February 27, 2012 effective as of the date of the Factoring Agreement as follows: (i) the initial term of employment (through February 28, 2015) shall automatically renew for successive one-year periods so long as Mr. Press’s personal guarantee of the Factoring Agreement remains in full force and effect (provided that the initial term or any renewal term may be terminated (a) upon Mr. Press’s death or (b) by the Company for cause (as defined in the employment agreement) or (c) by Mr. Press either (x) for good reason (as defined in the employment agreement) or (y) without good reason), (ii) if Mr. Press’s personal guarantee of the Factoring Agreement is enforced against him then all of his stock options to the extent then unvested shall automatically vest in full on the date of such enforcement, (iii) the Company may not terminate Mr. Press’s employment for disability or without cause so long as his personal guarantee of the Factoring Agreement remains in full force and effect and (iv) the Company shall indemnify Mr. Press against all losses, claims, expenses and other liabilities of any nature arising out of or relating to enforcement of his personal guarantee of the Factoring Agreement, and such indemnification shall survive until such time Mr. Press has been permanently and unconditionally released from his personal guarantee of the Factoring Agreement.

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

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of its business. There were no pending material claims or legal matters as of September 30, 2013 other than the following matters.

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

As a result of the stay, all of the consolidated lawsuits involving the 944 Patent have been stayed until the reexamination is completed. As a condition to granting the stay of all the lawsuits, the Court has required any other defendant who desires to seek reexamination of the 944 Patent and potentially seek another stay (or an extension of the existing stay) based on any such reexamination to seek such reexamination no later than July 1, 2013. Two other defendants sought reexamination of the 944 Patent before expiration of such Court-imposed deadline of July 1, 2013. All reexamination proceedings of the 944 Patent have been stayed by the United States Patent and Trademark Office Patent Trial and Appeal Board pending its approval of one or more of them.

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

Executive Overview

The Company designs, markets and distributes electronic cigarettes and accessories under the Fifty-One® (also known as Smoke 51), Krave®, VaporX®, Alternacig®, EZ Smoker®, Green Puffer®, Americig®, FumaréTM, Hookah Stix®, and Smoke Star® brands. “Electronic cigarettes” or “e-cigarettes,” are battery-powered products that enable users to inhale nicotine vapor without fire, smoke, tar, ash, or carbon monoxide.

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

Critical Accounting Policies and Estimates

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our revenue recognition process and our accounting processes involving significant judgments, estimates and assumptions. These processes affect our reported revenues and current assets and are therefore critical in assessing our financial and operating status. We regularly evaluate these processes in preparing our condensed consolidated financial statements. The processes for determining the allowance for collection of trade receivables and the valuation of equity securities, derivative instruments, hybrid instruments, stock-based compensation, deferred taxes and related valuation allowances involve certain assumptions and estimates that we believe to be reasonable under present facts and circumstances. These estimates and assumptions, if incorrect, could adversely impact our operations and financial position. There were no changes to our critical accounting policies during the quarter ended September 30, 2013 as described in Item 7. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Results of Operations for the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Sales, net for the nine months ended September 30, 2013 and 2012 were $18,958,196 and $16,844,097, respectively, an increase of $2,114,099 or approximately 12.6%. During the third quarter of 2013, we utilized all of the approximately $1.6 million of gross proceeds from the indebtedness we incurred during the third quarter (as described in Notes 3 and 4 of the condensed consolidated financial statements included elsewhere in this report) to purchase additional inventory, which enabled us to fulfill the existing back orders of approximately $1.5 million (above our normal level of approximately $0.5 million) at June 30, 2013 and additional new orders, which increased sales. At September 30, 2013 our back orders reverted to normal levels. The increase in sales is primarily attributable to our ability to immediately and efficiently deploy the gross proceeds from the indebtedness we incurred during the third quarter to optimize our inventory levels to satisfy increased demand for our products, in particular increased sales to new and other existing distributors, wholesale customers and increased direct to consumer sales, net of decreased sales to an existing distributor. The sales increase was achieved even though we had decreased sales to a distributor. During the nine months ended September 30, 2012 we initiated sales to a new distributor. Sales, net to that distributor for the nine months ended September 30, 2013 and 2012 were $1,596,964 and $4,093,086, respectively, a decrease of $2,496,122 or 61%. During the fourth quarter of 2012, we began to test a new television direct marketing campaign for our Alternacig® brand. We increased those efforts during the six months ended June 30, 2013, which led to increased direct to consumer sales. We limited the direct marketing campaign during the third quarter of 2013 due to low conversion rates, and plan on increasing the campaign in the fourth quarter of 2013, when response rates are anticipated to be higher, as viewership typically increases during the fall season. We have experienced an increase in retail demand for our electronic cigarette products through our direct to consumer sales efforts. Direct to consumer sales are more profitable for us and carry much higher gross margins than products sold through re-sellers. We also have experienced interest for electronic cigarettes among big box retailers, who have contacted us and requested proposals and plan-o-grams. We expect direct to consumer sales demand will continue to grow, however we believe that sales through re-sellers will be an increasingly large part of our sales channel mix.

Cost of goods sold for the nine months ended September 30, 2013 and 2012 were $11,346,696 and $10,703,606, respectively, an increase of $643,090, or approximately 6.0%. The increase is primarily due to the increase in sales volume, product mix and lower average cost per unit through higher volume purchases from suppliers. Our gross margins increased to 40.1% from 36.5% primarily due to the change in the product mix.

Selling, general and administrative expenses for the nine months ended September 30, 2013 and 2012 were $4,843,242 and $5,073,162, a decrease of $229,920 or approximately 4.5%. The decrease is primarily attributable to a decrease in professional and consulting fees of $706,139 as a result of decreased legal fees due to settlements and the stay of the litigation matters, the hiring of personnel to fulfill responsibilities previously outsourced; net of increases in salaries and related benefits of $407,866 attributable to increased compensation related to sales person commissions due to the increase in sales and the hiring of our president and increased stock-based compensation expense of $85,600 primarily due to the issuance of 100,000 shares of common stock pursuant to a consultancy agreement (since terminated effective June 2013).

Advertising expense was approximately $2,153,491 for the nine months ended September 30, 2013 compared to approximately $2,854,003 for the same period in 2012, a decrease of $700,512 or approximately 24.5%. During the nine months ended September 30, 2013, we decreased our Internet advertising and print advertising campaigns, and increased our new television direct marketing campaign for our Alternacig® brand and continued various other advertising campaigns.

Interest expense was approximately $251,276 and $43,072 for the nine months ended September 30, 2013 and 2012, respectively, an increase of $208,204. The increase was attributable to the $300,000 Senior Convertible Notes, as amended, the $50,000 Senior Convertible Note, as amended, the Senior Note, as amended, issued in the second and third quarters of 2012, the 2013 $500,000 Senior Convertible Note issued in January 2013, the $350,000 Senior Convertible Notes and the $75,000 Senior Convertible Note issued in July 2013, and the $750,000 Term Loan and the Factoring Facility entered into in August 2013 (reference is made to Notes 3 and 4 of the condensed consolidated financial statements included elsewhere in this report for a description of these debt instruments).

Income tax expense (benefit) for the nine months ended September 30, 2013 and 2012 was $13,770 and ($634,285), respectively. The effective tax rate for the nine months ended September 30, 2013 differs from the U.S. federal statutory rate of 35% primarily due to utilization of net operating losses and certain permanent differences between tax reporting purposes and financial reporting purposes. The effective tax rate for the nine months ended September 30, 2012 differs from the U.S. federal statutory rate of 35% primarily due to under accrual of state income taxes from prior years and certain permanent differences between tax reporting purposes and financial reporting purposes.

Net income (loss) for the nine months ended September 30, 2013 and 2012 was $349,721 and ($1,195,461), respectively, as a result of the items discussed above.

Results of Operations for the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Sales, net for the three months ended September 30, 2013 and 2012 were $6,411,605 and $3,855,568, respectively, an increase of $2,556,037 or approximately 66.3%%. During the third quarter of 2013, we utilized all of the approximately $1.6 million of gross proceeds from the indebtedness we incurred during the third quarter (as described in Notes 3 and 4 of the condensed consolidated financial statements included elsewhere in this report) to purchase additional inventory, which enabled us to fulfill the existing back orders of approximately $1.5 million (above our normal level of approximately $0.5 million) at June 30, 2013 and additional new orders, which increased sales. At September 30, 2013 our back orders reverted to normal levels. The increase in sales is primarily attributable to our ability to immediately and efficiently deploy the gross proceeds from the indebtedness we incurred during the third quarter to optimize our inventory levels to satisfy increased demand for our products, in particular increased sales to new and other existing distributors, wholesale customers and increased direct to consumer sales, net of decreased sales to an existing distributor. During the three months ended September 30, 2013 and 2012 sales, net to a new distributor were $460,940 and $635,535, respectively, a decrease of $174,595 or 27.5%. During the fourth quarter of 2012, we began to test a new television direct marketing campaign for our Alternacig® brand. We increased those efforts during the six months ended June 30, 2013, which led to increased direct to consumer sales. We limited the direct marketing campaign during the third quarter of 2013 due to low conversion rates, and plan on increasing the campaign in the fourth quarter of 2013, when response rates are anticipated to be higher, as viewership typically increases during the fall season. We have experienced an increase in retail demand for our electronic cigarette products through our direct to consumer sales efforts. Direct to consumer sales are more profitable for us and carry much higher gross margins than products sold through re-sellers. We also have experienced interest for electronic cigarettes among big box retailers, who have contacted us and requested proposals and plan-o-grams. We expect direct to consumer sales demand will continue to grow, however we believe that sales through re-sellers will be an increasingly large part of our sales channel mix.

Cost of goods sold for the three months ended September 30, 2013 and 2012 were $3,916,281 and $2,504,019, respectively, an increase of $1,412,262, or approximately 56.4%. The increase is primarily due to the increase in sales volume, product mix and lower average cost per unit through higher volume purchases from suppliers. Our gross margins increased to 38.9% from 35.1% primarily due to the change in the product mix.

Selling, general and administrative expenses for the three months ended September 30, 2013 and 2012 were $1,683,787 and $1,762,902, a decrease of $79,115 or approximately 4.5%. The decrease is primarily attributable to a decrease in professional and consulting fees of $323,088 as a result of decreased legal fees due to settlements and the stay of the litigation matters, the hiring of personnel to fulfill responsibilities previously outsourced; net of increases in salaries and related benefits of $200,716 attributable to increased compensation related to sales person commissions due to the increase in sales and the hiring of our president and increased stock based compensation expense of $50,222 primarily due to the issuance of 50,000 shares of common stock pursuant to a consultancy agreement (since terminated effective June 2013).

Advertising expense was approximately $418,253 for the three months ended September 30, 2013 compared to approximately $840,733 for the same period in 2012, a decrease of $422,480 or approximately 50.3%. During the three months ended September 30, 2013, we decreased our Internet advertising, print advertising campaigns, and new television direct marketing campaign for our Alternacig® brand and continued various other advertising campaigns. We anticipate advertising expense will increase in the fourth quarter of 2013 when we re-launch the television direct marketing campaign for our Alternacig® brand.

Interest expense was approximately $107,867 and $41,243 for the three months ended September 30, 2013 and 2012, respectively. The increase was attributable to the $300,000 Senior Convertible Notes, as amended, the $50,000 Senior Convertible Note, as amended, the Senior Note, as amended, issued in the second and third quarters of 2012, the 2013 $500,000 Senior Convertible Note issued in January 2013, the $350,000 Senior Convertible Notes and the $75,000 Senior Convertible Notes issued in July 2013, and the $750,000 Term Loan and Factoring Facility entered into in August 2013 (reference is made to Notes 3 and 4 of the condensed consolidated financial statements included elsewhere in this report for a description of these debt instruments).

Income tax expense (benefit) for the three months ended September 30, 2013 and 2012 was $4,590 and ($474,319), respectively. The effective tax rate for the three months ended September 30, 2013 differs from the U.S. federal statutory rate of 35% primarily due to utilization of net operating losses and certain permanent differences between tax reporting purposes and financial reporting purposes. The effective tax rate for the three months ended September 30, 2012 differs from the U.S. federal statutory rate of 35% primarily due to under accrual of state income taxes from prior years and certain permanent differences between tax reporting purposes and financial reporting purposes.

Net income (loss) for the three months ended September 30, 2013 and 2012 was $280,827 and ($819,010), respectively, as a result of the items discussed above.

Liquidity and Capital Resources

We are not aware of any factors that are reasonably likely to adversely affect liquidity trends, other than those factors summarized under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. We are not involved in any hedging activities and had no forward exchange contracts outstanding at September 30, 2013. In the ordinary course of business we enter into purchase commitments by issuing purchase orders, which may or may not require vendor deposits. These transactions are recognized in our condensed consolidated financial statements in accordance with GAAP.

Our liquidity and capital resources have decreased significantly as a result of the net operating losses we incurred during the year ended December 31 2012. At September 30, 2013, we had working capital of $643,653 compared to $325,836 at December 31, 2012, an increase of $317,817. In particular, we have inventories on hand of approximately $3 million, compared to approximately $1.6 million at December 31, 2012, in order to satisfy anticipated increased demand for our products during the fourth quarter of 2013.

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

Our net cash used in operating activities was $1,410,731 and $1,184,148 for the nine months ended September 30, 2013 and 2012, respectively, an increase of $226,583. Our net cash used in operating activities for the nine months ended September 30, 2013 resulted primarily from increases in inventory to meet future customer demand, and increases in accounts receivable, prepaid expenses, other assets, accrued expenses, customer deposits and income taxes payable, net of decrease in due from merchant credit card processors and accounts payable which are attributable to our efforts to increase sales and accommodate anticipated future sales growth.

Our net cash used in investing activities was $8,057 and $9,319 for the nine months ended September 30, 2013 and 2012, respectively, for purchases of property and equipment.

Our net cash provided by financing activities was $1,545,476 and $850,000 for the nine months ended September 30, 2013 and 2012, respectively. These financing activities relate to the Company’s issuance of the 2013 $500,000 Senior Convertible Note issued in January 2013, the $350,000 Senior Convertible Notes and the $75,000 Senior Convertible Note issued in July 2013, and the $750,000 Term Loan and the Factoring Facility entered into in August 2013 and proceeds from the exercise of stock options net of principle repayments of senior note payable to stockholder, principle repayments of the Term Loan and full repayment of all borrowings under the Factoring Facility.

In the ordinary course of our business, we enter in to purchase orders for components and finished goods, which may or may not require vendor deposits and may or may not be cancellable by either party. At September 30, 2013 and December 31, 2012, we had $503,756 and $279,062 in vendor deposits, respectively, which are included in prepaid expenses on the condensed consolidated balance sheets included elsewhere in this report. At September 30, 2013 and December 31, 2012, we do not have any material financial guarantees or other contractual commitments that are reasonably likely to have an adverse effect on liquidity.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

We do not consider our business to be seasonal.

Inflation and Changing Prices

Neither inflation or changing prices for the three and nine months ended September 30, 2013 had a material impact on our operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

Reference is made to Note 7 to the Company’s condensed consolidated financial statements included elsewhere in this report for the information required by this Item.

Item 6.	Exhibits.

The documents set forth below are filed, incorporated by reference or furnished herewith as indicated.

Exhibit No.	Description

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1 *	Section 1350 Certifications of Chief Executive Officer.

32.2 *	Section 1350 Certifications of Chief Financial Officer.

10.1+	Invoice Purchase and Sale Agreement made as of August 8, 2013 among Entrepreneur Growth Capital, LLC, Vapor Corp. and Smoke Anywhere USA, Inc.

10.2+	Form of Letter Amendment to Employment Agreement by and between Vapor Corp. and Harlan Press

10.3++	Credit Card Receivables Advance Agreement made as of August 16, 2013 among Entrepreneur Growth Capital, LLC, Vapor Corp. and Smoke Anywhere USA, Inc.

101.INS **	XBRL Instance Document

101.DEF **	XBRLDefinition Linkbase Document

101.CAL **	XBRL Extension Calculation Linkbase Document

101.LAB **	XBRL Extension Label Linkbase Document

101.PRE **	XBRL Presentation Linkbase Document

101.SCH **	XBRL Extension Schema Document

*	Filed herewith.
+	Incorporated by reference from Registrant’s Current Report on Form 8-K dated August 8, 2013.
++	Incorporated by reference from Registrant’s Current Report on Form 8-K dated August 16, 2013.
**	Furnished herewith (not filed).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAPOR CORP.

Date: October 21, 2013	By:	/s/ Kevin Frija
Kevin Frija
Chief Executive Officer

Date: October 21, 2013

	By:	/s/ Harlan Press
Harlan Press
Chief Financial Officer