Form 10-K
period 2013-12-31
VAPOR CORP.
filed 2014-02-26
CIK 844856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-19001

VAPOR CORP.

(Exact name of Registrant as specified in its charter)

Delaware	84-1070932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3001 Griffin Road Dania Beach, FL	33312
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2013, based upon the closing sale price of such equity on the OTC Bulletin Board on such date, was $33,408,104.

As of February 25, 2014, there were 16,614,528 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference: None.

VAPOR. CORP.

krAVe
kraveit.com
KRAVE® KING Electronic Cigarettes
Re-Designed | Re-Defined | Re-Energized
call: 1-888-8-SMOKE-8
VaporCorp.
(VPCO) a publicly traded company
sales@vapor-corp.com
IVAPORX.COM
VAPOR X®
PREMIUM ELECTRONIC VAPORIZERS
Hookah Stix
E-HOOKAHS
600 PUFF DISPOSABLE
10 AWESOME FLAVORS
JUICE
E-LIQUID
12 GREAT FLAVORS IN
5 NICOTINE STRENGTHS
ELECTRONIC VAPORIZER
XPRESS
STARTER KIT
XPS
CLASSIC TOBACCO
VAPOR X
NOW ENJOY A TRUE
VAPOR EXPERIENCE!

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “Vapor Corp.,” “Vapor,” “we,” “us,” “our” and the Company refer to Vapor Corp. and its consolidated wholly-owned subsidiary Smoke Anywhere USA, Inc. and the terms “Smoke Anywhere USA” and “Smoke” refer to our wholly-owned subsidiary Smoke Anywhere USA, Inc.

We effected a reverse stock split of our common stock at a ratio of 1-for-5, which became effective in the marketplace at the opening of business December 27, 2013. Unless otherwise indicated, all information in this Annual Repot on Form 10-K gives effect to such reverse stock split.

PART I

Item 1.	Business

Company Background

We design, market, and distribute electronic cigarettes, vaporizers, e-liquids and accessories under the Krave®, Fifty-One® (also known as Smoke 51), VaporX®, Hookah Stix®, Alternacig®, EZ Smoker®, Green Puffer®, Americig®, Fumaré™ and Smoke Star® brands. We also design and develop private label brands for our distribution customers. Third party manufacturers manufacture our products to meet our design specifications. We market our electronic cigarettes as an alternative to traditional tobacco cigarettes.

Electronic Cigarettes

“Electronic cigarettes” or “e-cigarettes” and “vaporizers” are battery-powered products that enable users to inhale nicotine vapor without smoke, tar, ash, or carbon monoxide. Electronic cigarettes look like traditional cigarettes and, regardless of their construction are comprised of three functional components:

•	a mouthpiece, which is a small plastic cartridge that contains a liquid nicotine solution;

•	the heating element that vaporizes the liquid nicotine so that it can be inhaled; and

•	the electronics, which include: a lithium-ion battery, an airflow sensor, a microchip controller and an LED, which illuminates to indicate use.

When a user draws air through the electronic cigarette and or vaporizer, the air flow is detected by a sensor, which activates a heating element that vaporizes the solution stored in the mouthpiece/cartridge, the solution is then vaporized and it is this vapor that is inhaled by the user. The cartridge contains either a nicotine solution or a nicotine free solution, either of which may be flavored.

Our Electronic Cigarettes

We offer disposable electronic cigarettes in multiple sizes, puff counts, styles, flavors and nicotine strengths; rechargeable electronic cigarettes that use replaceable cartridges (also known as “atomizers or cartomizers”); and rechargeable vaporizers for use with either electronic cigarette solution (“e-liquid”) or dry herbs or leaf.

Disposable electronic cigarettes feature a one-piece construction that houses all the components and is utilized until the nicotine or nicotine free solution is depleted.

Rechargeable electronic cigarettes feature a rechargeable battery and replaceable cartridge (also known as a “atomizer or cartomizer”). The atomizers or cartomizers are changed when the solution is depleted from use.

Vaporizers feature a tank or chamber, a heating element and a battery. The vaporizer user fills the tank with e-liquid or the chamber with dry herb or leaf. The vaporizer battery can be recharged and the tank and chamber can be refilled.

Our Electronic cigarette solution and flavors

The electronic cigarette solution or e-liquid, is the chemical means through which electronic cigarettes and vaporizers, respectively, deliver nicotine, simulate the taste of tobacco and/or other flavors in addition to emulating the act of smoking by means of the electronic cigarettes “smoke like” discharge of vapor. We offer the electronic cigarette solutions, in different flavors and various nicotine strengths, in replaceable cartridges for our rechargeable e-cigarettes and in bottles for use in our vaporizers.

Our electronic cigarette solution and e-liquid is primarily made up of propylene glycol. Propylene glycol is a small hydroxy-substituted hydrocarbon with the chemical formula C3H8O2. Propylene glycol is on the list of chemicals that the FDA generally regards as safe. It is used in foods, pharmaceuticals, cosmetics and tobacco products.

We have begun developing a portfolio of flavor profiles for our array of electronic cigarette models and brands. Our management believes that our flavor profiles will serve to differentiate our products from other electronic cigarette brands. Our management intends to create brand recognition and loyalty based on the flavor profiles we develop and market. Moreover, in addition to serving to establish brand identity for our products based on taste, our management intends to manage the quality of our products and position us to comply with any government regulations and good manufacturing practices that may be issued for electronic cigarette products in the future. Also, by developing proprietary formulas, our management believes that we will be able to better control our supply chain and combat any future attempts to counterfeit our products. We cannot provide any assurance that we will be able to realize these goals.

Our Brands

We sell our electronic cigarettes, vaporizers and e-liquids under several different brands, including Krave®, Fifty-One® (also known as Smoke 51), VaporX®, Stix®, Alternacig®, EZ Smoker®, Green Puffer®, Americig®, Fumaré™ and Smoke Star® brands. We also design and develop private label brands for our distribution customers. Our in-house engineering and graphic design teams work to provide aesthetically pleasing, technologically advanced affordable e-cigarette options. We have developed and trademarked or are preparing to commercialize additional brands which we currently and will market to new customers and demographics.

We offer a large variety of products in multiple sizes, puff counts, flavors and nicotine strengths and at various prices. The following table is illustrative.

Product Type	Size/ Puff Counts	Manufactured Suggested Retail Price
Disposable	King	$5.95
Disposable	King 2 pack	$9.95
Disposable	300	$9.95
Disposable	500	$12.95
Rechargeable	King	$19.95
Replacement Filters	5 King size	$9.95
Rechargeable	Standard	$19.95 to $79.95
Rechargeable	Deluxe	$89.95 to $189.95
Replacement Filters	5 Standard size	$12.95
Vaporizers	Liquid	$19.95 to $79.95
Vaporizers	Dry Herb	$129.95
E-Liquids	10 ml	$9.95

Each of these products are available for any of our brands and private label.

Our Improvements and Product Development

We have developed and trademarked or are preparing to commercialize additional products. We include product development expenses as part of our operating expenses. Product development expenses for the years ended December 31, 2013 and 2012 were approximately $174,000 and $159,000, respectively.

Flavor Profiles

We are developing new flavor profiles that are distinct to our brands. We believe that as the electronic cigarette industry matures, users of electronic cigarettes will develop, if they have not already, preferences for the product based not only on their quality, ability to successfully deliver nicotine, their battery capacity, smoke volume they generate, but on taste and flavor, like smokers do with their preferred brand of conventional tobacco cigarettes.

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

Vaporizer Biometric Fingerprint Lock Sensor Patent

We have a patent pending for a biometric fingerprint lock sensor that can be used in vaporizers. The biometric fingerprint lock sensor will allow the owner of the vaporizer to keep the device locked and turned off unless the authorized user unlocks the device via fingerprint scan, protecting the device from use by another individual. This technology may be used to protect against minors being able to turn on the device and will also deem the devices unusable in the event the device is lost or stolen. There is no assurance that we will be awarded a patent for this technology.

Our Kits and Accessories

Our electronic cigarettes are available in kits that contain everything a user needs to begin enjoying their “vaping” experience. In addition to kits we sell replacement parts including batteries, refill cartridges or cartomizers that contain the liquid solution, atomizers, tanks and e-liquids. Our refill cartridges and e-liquids are available in various assorted flavors and nicotine levels (including cartridges without nicotine). In addition to our electronic cigarette and vaporizer products we sell an assortment of accessories, including various types of chargers including USB, car and home: carrying cases and lanyards.

The Market for Electronic Cigarettes

We market our electronic cigarettes and vaporizers as an alternative to traditional tobacco cigarettes. We offer our products in multiple nicotine strengths, flavors and puff counts. Because electronic cigarettes offer a “smoking” experience without the burning of tobacco leaf, electronic cigarettes offer users the ability to satisfy their nicotine cravings without smoke, tar, ash or carbon monoxide. In many cases electronic cigarettes may be used where tobacco-burning cigarettes may not. Electronic cigarettes may be used in some instances where for regulatory or safety reasons tobacco burning cigarettes may not be used. However, certain states, cities, businesses, providers of transportation and public venues in the U.S. have already banned the use of electronic cigarettes, while others are considering banning the use of electronic cigarettes. We cannot provide any assurances that the use of electronic cigarettes will not be banned anywhere traditional tobacco burning cigarette use is banned.

According to the U.S. Centers for Disease Control and Prevention, in 2010, an estimated 45.3 million people, or 19.3% of adults, in the United States smoke cigarettes. According to the Tobacco Vapor Electronic Cigarette Association, an industry trade group, more than 3.5 million people currently use electronic cigarettes in the United States. In 2011, about 21% of adults who smoke traditional tobacco cigarettes had used electronic cigarettes, up from about 10% in 2010, according to the U.S. Centers for Disease Control and Prevention. Annual sales of electronic cigarettes in the United States are estimated to increase to $1 billion in 2013 from $500 million in 2012. Annual sales of traditional tobacco cigarettes, according to industry estimates, were $80 billion in 2012.

Advertising

Currently, we advertise our products primarily through our direct television marketing campaign, on the Internet, through trade magazine ads and through point of sale materials and displays at retail locations. We also attempt to build brand awareness through innovative social media marketing activities, price promotions, in-store and on-premise promotions, slotting fees (i.e., fees payable based on the number of stores at which our products are carried and sold), public relations and trade show participation. Our advertising expense as a percentage of sales for the year ended December 31, 2013 and 2012 has been approximately 8.8% and 16.7%, respectively. We intend to strategically expand our advertising activities in 2014 and also increase our public relations campaigns to gain editorial coverage for our brands. Some of our competitors promote their brands through print media and television commercials, and through celebrity endorsements, and have substantial resources to devote to such efforts. We believe that our and our competitors’ efforts have helped increase our sales, our product acceptance and general industry awareness.

Distribution and Sales

We offer our electronic cigarettes and vaporizers and related products through our online stores, to retail channels through our direct sales force, and through third party wholesalers, retailers and value-added resellers. Retailers of our products include small-box discount retailers, big-box retailers, gas stations, drug stores, convenience stores, tobacco shops and kiosk locations in shopping malls throughout the United States. We also offer our electronic cigarettes and related products through our direct response television marketing efforts. We do not currently offer our vaporizers through our director response television marketing efforts, though we may do so in the future.

When first introduced to the U.S. market, electronic cigarettes were predominantly sold online. In the past year brick and mortar sales of electronic cigarettes have eclipsed the on-line sales volumes in the U.S. market. Tobacco products, most notably cigarettes are currently sold in approximately 400,000 retail locations. We believe that future growth of electronic cigarettes is dependent on higher volume, lower margin sales channels, like the broad based distribution network through which cigarettes are sold. Thus, we are focusing on growing our retail distribution reach by entering into distribution agreements with large and established value added resellers and by focusing our sales efforts on regional and national retail chains. We currently have established relationships with several large retailers and national chains and in connection therewith we have agreed to pay slotting fees based on the number of stores our products will be carried in. These existing relationships are “at-will” and one of them is also “pay on scan” meaning that either party may terminate the relationship for any reason or no reason at all and, as to the “pay on scan” relationship, we only receive payment from the retailer after our product has been scanned for final sale by the retailer to its customer. We believe that these higher volume lower margin opportunities are critical towards broadening the reach and appeal of electronic cigarettes and we believe that as electronic cigarettes become more widely known and available, the market for our products will grow.

Distribution of our Products in Canada

Under our private label production and supply agreement with Spike Marks Inc./Casa Cubana, we have agreed to produce and supply to this customer such quantities of our electronic cigarettes bearing the customer’s trademark and other brand attributes as the customer orders for exclusive resale by the customer within the country of Canada.

The customer’s right to be the exclusive reseller of our products in Canada is conditioned upon the customer satisfying specified minimum annual and quarterly performance requirements. For the year ended December 31, 2013 and 2012, we had sales for distribution in Canada of $3,847,310 and $4,301,339, respectively.

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

Business Strategy

Our business strategy leverages our ability to design market and develop multiple e-cigarette brands and to bring those brands to market through our multiple distribution channels.

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

We currently sell electronic cigarettes under several brands. Through our multi-brand strategy we develop products, packaging, accessories and electronic cigarette models that appeal to multiple demographic segments. Our electronic cigarettes are available in various puff counts, flavors and nicotine levels, in addition to the traditional look and feel, which resemble traditional tobacco cigarettes. Our brand names and packaging are also developed to appeal to different customers.

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

Our goal is to achieve a position of sustainable leadership in the electronic cigarette industry. Our strategy consists of the following key elements:

•	develop new brands and engineer product offerings;

•	invest in and leverage our new and existing brands through marketing and advertising;

•	increase our presence in national and regional retailers;

•	expand our brand awareness through our web presence;

•	introduce our products to the consumer through increased infomercial broadcasts;

•	develop continuity programs for our end user customers;

•	scale our distribution through strategic resale partnerships; and

•	align our product offerings and cost with market demand.

2013 Private Placement

On October 22, 2013, we entered into a purchase agreement (the “Purchase Agreement”) with various institutional and individual accredited investors and certain of our officers and directors to raise gross proceeds of $10 million in a Private Placement of 3,333,338 shares of our common stock at a per share price of $3.00 (the “Private Placement”).

On October 29, 2013, we completed the Private Placement. We received net proceeds of approximately $9.1 million from the Private Placement, after paying placement agent fees and offering expenses, which we will use to fund our growth initiatives and for working capital purposes.

Roth Capital Partners, LLC acted as the exclusive placement agent for the Private Placement and, as compensation therefor, we paid Roth Capital Partners, LLC placement agent fees of approximately $579,000 and issued to them a common stock purchase warrant to purchase up to 192,970 shares of our common stock at an initial exercise price of $3.30 per share. The warrant is immediately exercisable and expires on October 28, 2018. The exercise price and number of shares of common stock issuable under the warrant are subject to customary anti-dilutive adjustments for stock splits, stock dividends, recapitalizations and similar transactions. At any time the warrant may be exercised by means of a “cashless exercise” and we will not receive any proceeds at such time.

In conjunction with completion of the Private Placement, on October 29, 2013, the holders of our approximately $1.7 million of outstanding senior convertible notes, some of whom are officers and directors of our company, converted in full all of these senior convertible notes into approximately 780,000 shares of our common stock, whereupon all of these senior convertible notes were fully extinguished and cease to be outstanding.

Pursuant to the Purchase Agreement, concomitantly with completion of the Private Placement, we entered into a registration rights agreement with the investors (other than our participating officers and directors), pursuant to which we filed a shelf registration statement on Form S-1 (“Form S-1 Registration Statement”) with the Securities and Exchange Commission (“SEC”) registering for resale by the investors (other than our participating officers and directors) the shares of our common stock purchased by them in the Private Placement. The Form S-1 Registration Statement was declared effective by the SEC on January 27, 2014. If the Form S-1 Registration Statement is not effective for resales for more than 20 consecutive days or more than 45 days in any 12 month period during the registration period (i.e., the earlier of the date on which the shares have been sold or are eligible for sale under SEC Rule 144 without restriction), we are required to pay the investors (other than our participating officers and directors) liquidated damages in cash equal to 1.5% of the aggregate purchase price paid by the investors (other than our participating officers and directors) for the shares for every 30 days or portion thereof until the default is cured.

Under the terms of the Purchase Agreement, we are required to take, among others, the following actions within certain prescribed time periods:

•	Not later than November 28, 2013, we were required to reduce the number of shares of common stock reserved for issuance under our existing equity incentive plan to no more than 1.8 million shares from 8 million shares (after giving effect to the reverse stock split referenced below). On November 20, 2013, we amended our existing equity incentive plan to reduce the number of shares of our common stock reserved and available for issuance under the plan to 1.8 million from 8 million. This action is complete. At no time are we permitted to have awards outstanding under our equity incentive plan(s) or otherwise for more than an aggregate of 1.8 million shares of common stock (appropriately adjusted for any other stock split, stock dividend or other reclassification or combination of the common stock occurring after the date of this report).

•	Not later than December 28, 2013, we were required to effect a reverse stock split of our common stock at a ratio determined in good faith by our board based on market conditions and other factors it deems relevant subject to the reasonable approval of the investors, Special Situations Fund III QP, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P., which are affiliates of AWM Investment Company (collectively, the “SSF Investors”; provided, however, that the split ratio is required to yield an immediate post-split adjusted price per share of common stock of not less than 150% of the minimum bid price required for us to list our common stock on The NASDAQ Capital Market. We effected a reverse stock split of our common stock at a ratio of 1-for-5, which became effective in the marketplace at the opening of business December 27, 2013.

•	As soon as reasonably practicable but not later than December 31, 2013, we were required to reincorporate to the State of Delaware from the State of Nevada. We reincorporated to the State of Delaware effective on December 31, 2013.

•	Not later than April 27, 2014, we are required to reconstitute our board of directors so that as reconstituted, the board of directors will consist of not less than five members, a majority of whom are each required to qualify as an “independent director” as defined in NASDAQ Marketplace Rule 5605(a)(2) and the related NASDAQ interpretative guidance. So long as the SSF Investors beneficially own at least 50% of the shares of our common stock purchased by them in the Private Placement, the SSF Investors have the right to appoint one member to our board who qualifies as an independent director as defined by such rule and guidance; and

•	As soon as reasonably practicable but not later than July 29, 2014, we are required to list our common stock on The NASDAQ Capital Market and up until such time as the listing is accomplished we are required to comply with all NASDAQ rules (other than NASDAQ’s board composition, board committee, minimum bid price and similar listing requirements), such as holding annual meetings and the timely filing of proxy statements.

2014 Consulting Agreement

On February 3, 2014, we entered into a consulting agreement (the “Consulting Agreement”) with Knight Global Services, LLC (“Knight Global”) pursuant to which we retained Knight Global to assist us with increasing awareness of our electronic cigarette brands as well as assisting us to expand and diversify our relationships with large retailers and national chains.

Knight Global is a wholly owned subsidiary of Knight Global, LLC of which Ryan Kavanaugh is an investor and principal. Knight Global serves as the family office for Mr. Kavanaugh. Mr. Kavanaugh is the Founder and Chief Executive Officer of Relativity, a next-generation media company engaged in multiple aspects of entertainment, including film production; financing and distribution; television; sports management; music publishing; and digital media.

Under the terms of the Consulting Agreement, we have issued to Mr. Kavanaugh 400,000 shares of our common stock of which 50,000 shares have vested immediately while the remaining 350,000 shares will vest in installments of 50,000 shares per quarterly period beginning on the 90th day following February 3, 2014 and each ensuing quarterly period thereafter so long as the Consulting Agreement has not been terminated and during each quarterly period Knight Global has presented us with a minimum of six (6) bona fide opportunities for activities specified in the Consulting Agreement that are intended to increase awareness of our electronic cigarettes. In addition, during the term of the Consulting Agreement, which is 2 years, and during an 18-month post-termination period, we have agreed to pay Knight Global commissions payable in cash equal to 6% of “net sales” (as defined in the Consulting Agreement) of our products to retailers introduced by Knight Global and to retailers with which we have existing relationships and with which Knight Global is able, based on its verifiable efforts, to increase net sales of our products.

Mr. Kavanaugh will join our Board of Directors within five (5) business after this report is filed with the SEC.

The Consulting Agreement is terminable by us between 181 days and 364 days after February 3, 2014 if Knight Global is not performing the consulting services in accordance with the terms of the Consulting Agreement subject to us providing Knight Global with written notice of non-performance and Knight Global having a 30-day cure period to cure such non-performance. In the event of such termination, in addition to delivering previously vested shares and commission payments due and owing Knight Global, 50,000 of the unvested shares subject to quarterly vesting as described above shall automatically vest and be delivered by us to Mr. Kavanaugh and Knight Global shall be entitled to commission payments during the 18-month post-termination period.

The Consulting Agreement is terminable by Knight Global, at any time, and us, after the termination period described in the preceding paragraph, for a material uncured breach of the Consulting Agreement, provided that the terminating party has provided the other party with written notice of material breach and a 30-day cure period (or longer under certain circumstances if the breach is not curable within such 30-day period and such party has initiated curative action within such 30-day period and thereafter diligently and continuously pursues such curative action until the breach has been cured). A breach by either party is not deemed to be material unless it causes economic harm to the other party. If the terminating party desires to terminate the Consulting Agreement after the notice and cure period on the basis that the other party has not cured the breach then the terminating party, within 30 days following expiration of the cure period, is required to initiate arbitration in the Delaware Court of Chancery to determine whether the other party has materially breached the Consulting Agreement.

The foregoing description of the Consulting Agreement is not complete and is qualified in its entirety by reference to the full text of the Agreement, which is listed and incorporated by reference as Exhibit 10.22 to this report and is incorporated herein by reference.

Corporate Information

We were originally incorporated as Consolidated Mining International, Inc. in 1985 as a Nevada corporation, and changed our name in 1987 to Miller Diversified Corporation whereupon we operated in the commercial cattle feeding business until October 31, 2003 when the company sold substantially all of its assets and became a discontinued operation. On November 5, 2009, we acquired Smoke Anywhere USA, Inc., a distributor of electronic cigarettes, in a reverse triangular merger. As a result of the merger, Smoke Anywhere USA, Inc. became our sole operating business. On January 7, 2010, we changed our name to Vapor Corp. On December 31, 2013, we reincorporated to the State of Delaware from the State of Nevada. Our fiscal year is a calendar year ending December 31.

Our principal executive offices are located at 3001 Griffin Road, Dania Beach, Florida 33312, and our telephone number is (888) 766-5351. Our website is located at www.vapor-corp.com. Information on our website is not, and should not be considered, part of this report.

Competition

Competition in the electronic cigarette industry is intense. We compete with other sellers of electronic cigarettes, most notably Lorillard, Inc., Altria Group, Inc. and Reynolds American, Inc., big tobacco companies, through their electronic cigarettes business segments; the nature of our competitors is varied as the market is highly fragmented and the barriers to entry into the business are low. Our direct competitors sell products that are substantially similar to ours and through the same channels through which we sell our electronic cigarette products. We compete with these direct competitors for sales through distributors, wholesalers and retailers, including but not limited to national chain stores, tobacco shops, gas stations, travel stores, shopping mall kiosks, in addition to direct to public sales through the internet, mail order and telesales.

As a general matter, we have access to and market and sell the similar electronic cigarettes as our competitors and we sell our products at substantially similar prices as our competitors; accordingly, the key competitive factors for our success is the quality of service we offer our customers, the scope and effectiveness of our marketing efforts, including media advertising campaigns and, increasingly, the ability to identify and develop new sources of customers.

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

We also compete against “big tobacco”, U.S. cigarette manufacturers of both conventional tobacco cigarettes and electronic cigarettes like Altria Group, Inc., Lorillard, Inc. and Reynolds American, Inc. We compete against “big tobacco” who offers not only conventional tobacco cigarettes and electronic cigarettes but also smokeless tobacco products such as “snus” (a form of moist ground smokeless tobacco that is usually sold in sachet form that resembles small tea bags), chewing tobacco and snuff. “Big tobacco” has nearly limitless resources, global distribution networks in place and a customer base that is fiercely loyal to their brands. Furthermore, we believe that “big tobacco” will devote more attention and resources to developing and offering electronic cigarettes as the market for electronic cigarettes grows. Because of their well-established sales and distribution channels, marketing expertise and significant resources, “big tobacco” is better positioned than small competitors like us to capture a larger share of the electronic cigarette market.

Manufacturing

We have no manufacturing capabilities and do not intend to develop any manufacturing capabilities. Third party manufacturers manufacture our products to meet our design specifications. We depend on third party manufacturers for our electronic cigarettes, vaporizers and accessories. Our customers associate certain characteristics of our products including the weight, feel, draw, unique flavor, packaging and other attributes of our products to the brands we market, distribute and sell. Any interruption in supply and or consistency of our products may harm our relationships and reputation with customers, and have a materially adverse effect on our business, results of operations and financial condition. In order to minimize the risk of supply interruption, we currently utilize several third party manufacturers to manufacture our products to our specifications.

We currently utilize eleven different manufacturers, all of which are based in China. We contract with our manufacturers on a purchase order basis. We do not have any output or requirements contracts with any of our manufacturers. Our manufacturers provide us with finished products, which we hold in inventory for distribution, sale and use. Certain Chinese factories and the products they export have recently been the source of safety concerns and recalls, which is generally attributed to lax regulatory, quality control and safety standards. Should Chinese factories continue to draw public criticism for exporting unsafe products, whether those products relate to our products or not we may be adversely affected by the stigma associated with Chinese production, which could have a material adverse effect on our business, results of operations and financial condition.

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

Vaporizer Biometric Fingerprint Lock Sensor Patent

We have a patent pending for a biometric fingerprint lock sensor that can be used in vaporizers. The biometric fingerprint lock sensor will allow the owner of the vaporizer to keep the device locked and turned off unless the authorized user unlocks the device via fingerprint scan, protecting the device from use by another individual. This technology may be used to protect against minors being able to turn on the device and will also deem the devices unusable in the event the device is lost or stolen.

Trademarks

We own trademarks on certain of our brands, including: Fifty-One®, Krave®, VaporX®, Alternacig®, EZ Smoker®, Green Puffer®, Americig®, Hookah Stix® and Smoke Star® brands. We have also filed additional trademarks, which have yet to be awarded.

Patent Litigation

We are a defendant in a certain patent lawsuit described in the section entitled “Item 3. Legal Proceedings” in this report.

Such patent lawsuit as well as any other third party lawsuits alleging our infringement of patents, trade secrets or other intellectual property rights could force us to do one or more of the following:

•	stop selling products or using technology that contains the allegedly infringing intellectual property;

•	incur significant legal expenses;

•	pay substantial damages to the party whose intellectual property rights we may be found to be infringing;

•	redesign those products that contain the allegedly infringing intellectual property; or

•	attempt to obtain a license to the relevant intellectual property from third parties, which may not be available to us on reasonable terms or at all.

Third party lawsuits alleging our infringement of patents, trade secrets or other intellectual property rights could have a material adverse effect on our business, results of operations and financial condition.

We may be required to obtain licenses to patents or proprietary rights of others. We cannot assure you that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to us or at all. If we do not obtain such licenses, we could encounter delays in product market introductions while we attempt to design around such patents, or could find that the development, manufacture, or sale of products requiring such licenses could be foreclosed. Litigation may be necessary to defend against claims of infringement asserted against us by others, or assert claims of infringement to enforce patents issued to us or exclusively licensed to us, to protect trade secrets or know-how possessed by us, or to determine the scope and validity of the proprietary rights of others. In addition, we may become involved in oppositions in foreign jurisdictions, reexaminations declared by the United States Patent and Trademark Office, or interference proceedings declared by the United States Patent and Trademark Office to determine the priority of inventions with respect to our patent applications or those of our licensors. Litigation, opposition, reexamination or interference proceedings could result in substantial costs to and diversion of effort by us, and may have a material adverse impact on us. In addition, we cannot assure you that our efforts to maintain or defend our patents will be successful.

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

While the FDA has not yet mandated electronic cigarettes be regulated as tobacco products, during 2012, the FDA indicated that it intends to regulate electronic cigarettes under the Tobacco Control Act through the issuance of deeming regulations that would include electronic cigarettes under the definition of a “tobacco product” under the Tobacco Control Act subject to the FDA’s jurisdiction. The FDA initially announced that it would issue proposed deeming regulations by April 2013 and then extended the deadline to October 31, 2013. As of the date of this report, the FDA had not taken such action.

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

State and local governments currently legislate and regulate tobacco products, including what is considered a tobacco product, how tobacco taxes are calculated and collected, to whom and by whom tobacco products can be sold and where tobacco products may or may not be smoked. Certain states and cities have enacted laws which preclude the use of electronic cigarettes where traditional tobacco burning cigarettes cannot be used and others have proposed legislation that would categorize electronic cigarettes as tobacco products, equivalent to their tobacco burning counterparts. If the use of electronic cigarettes is banned anywhere the use of traditional tobacco burning cigarettes is banned, electronic cigarettes may lose their appeal as an alternative to cigarettes; which may have the effect of reducing the demand for our products and as a result have a material adverse effect on our business, results of operations and financial condition.

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

Employees

As of December 31, 2013, we had 45 employees, none of which are represented by a collective bargaining agreement. We believe that our employee relations are good.

Item 1A.	Risk Factors

Various portions of this report contain forward-looking statements that involve risks and uncertainties. Actual results, performance or achievements could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth below and elsewhere in this report. These risk factors are not presented in the order of importance or probability of occurrence. For purposes of these risk factors, the term “electronic cigarettes” is deemed to include “vaporizers.”

Risks Relating to Our Business

We have incurred losses in the past and cannot assure you that we will achieve or maintain profitable operations.

As of December 31, 2013, we had an accumulated deficit of $1,379,654. Our accumulated deficit is primarily due to, among other reasons, the establishment of our business infrastructure and operations, stock-based compensation expenses and increases in our marketing expenditures to grow sales of our electronic cigarettes. For the year ended December 31, 2013, we had net income of $801,352 compared to a net loss of $1,920,972 for the year ended December 31, 2012. However, we cannot assure you that we will continue to generate operating profits on a sustainable basis as we continue to expand our infrastructure, further develop our marketing efforts and otherwise implement our growth initiatives.

We have and may continue to experience liquidity and capital resources constraints because of our significant past operating losses.

At December 31, 2013, we had working capital of $11,657,615 compared to $325,836 at December 31, 2012, an increase of $11,331,779. The increase in working capital is primarily attributable to the net proceeds of approximately $9.1 million from the Private Placement and the conversion of approximately $1.7 million of senior convertible notes on October 29, 2013. Although our working capital was $11,657,615 as of December 31, 2013, there is no assurance we will have sufficient liquidity and capital resources to fund our business. In the event we experience liquidity and capital resources constraints because of operating losses, greater than anticipated sales growth or otherwise, we may need to raise additional capital in the form of equity and/or debt financing. If such additional capital is not available on terms acceptable to us or at all then we may need to curtail our operations and/or take additional measures to conserve and manage our liquidity and capital resources, any of which would have a material adverse effect on our business, results of operations and financial condition.

Our five years of operating history, makes it difficult to accurately predict our future sales and appropriately budget our expenses.

We acquired Smoke Anywhere USA, Inc., a distributor of electronic cigarettes, on November 5, 2009. Smoke Anywhere USA, Inc. commenced its business in March 2008. Because we have only five years of operating history, and our business is still evolving, it is difficult to accurately predict our future sales and appropriately budget our expenses. Additionally, our operations will be subject to risks inherent in the establishment of a developing new business, including, among other things, efficiently deploying our capital, developing our products, developing and implementing our marketing campaigns and strategies and developing brand awareness and acceptance of our products. Our ability to generate future sales will be dependent on a number of factors, many of which are beyond our control, including the pricing of competing products, overall demand for our products, changes in consumer preferences, market competition and government regulation. We are currently evaluating the expansion of our staffing, advertising campaigns and operational expenditures in anticipation of future sales growth. If our sales do not increase as anticipated, we could incur significant losses due to our higher infrastructure expense levels if we are not able to decrease our advertising and operating expenses in a timely manner to offset any shortfall in future sales.

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

While the FDA has not yet mandated electronic cigarettes be regulated as tobacco products, during 2012, the FDA indicated that it intends to regulate electronic cigarettes under the Tobacco Control Act through the issuance of deeming regulations that would include electronic cigarettes under the definition of a “tobacco product” under the Tobacco Control Act subject to the FDA’s jurisdiction. The FDA initially announced that it would issue proposed deeming regulations by April 2013 and then extended the deadline to October 31, 2013. As of the date of this report, the FDA had not taken such action.

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

The recent development of electronic cigarettes has not allowed the medical profession to study the long-term health effects of electronic cigarette use.

Because electronic cigarettes were recently developed the medical profession has not had a sufficient period of time to study the long-term health effects of electronic cigarette use. Currently, therefore, there is no way of knowing whether or not electronic cigarettes are safe for their intended use. If the medical profession were to determine conclusively that electronic cigarette usage poses long-term health risks, electronic cigarette usage could decline, which could have a material adverse effect on our business, results of operations and financial condition.

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

Competition in the electronic cigarette industry is intense. We compete with other sellers of electronic cigarettes, most notably Lorillard, Inc., Altria Group, Inc. and Reynolds American Inc., big tobacco companies, through their electronic cigarettes business segments; the nature of our competitors is varied as the market is highly fragmented and the barriers to entry into the business are low.

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

Our principal competitors are “big tobacco”, U.S. cigarette manufacturers of both conventional tobacco cigarettes and electronic cigarettes like Altria Group, Inc., Lorillard, Inc. and Reynolds American Inc. We compete against “big tobacco” who offers not only conventional tobacco cigarettes and electronic cigarettes but also smokeless tobacco products such as “snus” (a form of moist ground smokeless tobacco that is usually sold in sachet form that resembles small tea bags), chewing tobacco and snuff. Furthermore, we believe that “big tobacco” will devote more attention and resources to developing and offering electronic cigarettes as the market for electronic cigarettes grows. Because of their well-established sales and distribution channels, marketing expertise and significant resources, “big tobacco” is better positioned than small competitors like us to capture a larger share of the electronic cigarette market. We also compete against numerous other smaller manufacturers or importers of cigarettes. There can be no assurance that we will be able to compete successfully against any of our competitors, some of whom have far greater resources, capital, experience, market penetration, sales and distribution channels than us. If our major competitors were, for example, to significantly increase the level of price discounts offered to consumers, we could respond by offering price discounts, which could have a materially adverse effect on our business, results of operations and financial condition.

Sales of conventional tobacco cigarettes have been declining, which could have a material adverse effect on our business.

The overall U.S. market for conventional tobacco cigarettes has generally been declining in terms of volume of sales, as a result of restrictions on advertising and promotions, funding of smoking prevention campaigns, increases in regulation and excise taxes, a decline in the social acceptability of smoking, and other factors, and such sales are expected to continue to decline. Recently, a national drug store chain announced that it would cease selling tobacco products by October 1, 2014. If other national drug store chains also decide to cease selling tobacco products, cigarette sales could decline further. While the sales of electronic cigarettes have been increasing over the last several years, the electronic cigarette market is only developing and is a fraction of the size of the conventional tobacco cigarette market. A continual decline in cigarette sales may adversely affect the growth of the electronic cigarette market, which could have a material adverse effect on our business, results of operations and financial condition.

Third party assertions of our infringement of their intellectual property rights could result in our having to incur significant costs and modify the way in which we currently operate our business.

Although we have filed patent applications, we do not own any domestic or foreign patents relating to our electronic cigarettes. The electronic cigarette industry is nascent and third parties may claim patent rights over one or more types of electronic cigarettes. For example, Ruyan Investment (Holdings) Limited (“Ruyan”), a Chinese company, has made certain public claims as to their ownership of patents relating to an “Atomizing Electronic Cigarette” and has filed two separate lawsuits against us. We and Ruyan settled the first lawsuit on March 1, 2013, while the other lawsuit has been stayed along with other patent infringement lawsuits filed by Ruyan against other defendants pending the results of an inter partes reexamination requested by one of the defendants in the other lawsuits. For a description of Ruyan’s first lawsuit against us and the related settlement and Ruyan’s second lawsuit against us and the related stay, please see “Item 3. Legal Proceedings” of this report. We currently purchase our products from Chinese manufacturers other than Ruyan.

Ruyan’s lawsuit as well as any other third party lawsuits alleging our infringement of patents, trade secrets or other intellectual property rights could cause us to do one or more of the following:

•	stop selling products or using technology that contains the allegedly infringing intellectual property;

•	incur significant legal expenses;

•	pay substantial damages to the party whose intellectual property rights we may be found to be infringing;

•	redesign those products that contain the allegedly infringing intellectual property; or

•	attempt to obtain a license to the relevant intellectual property from third parties, which may not be available to us on reasonable terms or at all.

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

We intend to undertake extensive marketing activities to promote brand awareness and our portfolio of products. If we are unable to generate significant market awareness for our products and our brands at the consumer level or unable to capitalize on significant marketing, advertising or promotional campaigns we undertake, our business, financial condition and results of operations could be adversely affected.

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

We believe the best way to develop brand and product recognition and increase sales volume is to establish relationships with large retailers and national chains. We currently have established relationships with five large retailers and national chains and in connection therewith we have agreed to pay such retailers and chains fees, known as “slotting fees”, to carry and offer our products for sale based on the number of stores our products will be carried in. These existing relationships are “at-will” and one of them is also “pay on scan” meaning that either party may terminate the relationship for any reason or no reason at all and, as to the “pay on scan” relationship, we only receive payment from the retailer after our product has been scanned for final sale by the retailer to its customer. We may not be able to sustain these relationships or establish other relationships with large retailers or national chains or, even if we do so, sustain such other relationships. Our inability to develop and sustain relationships with large retailers and national chains will impede our ability to develop brand and product recognition and increase sales volume and, ultimately, require us to pursue and rely on local and more fragmented sales channels, which will have a material adverse effect on our business, results of operations and financial condition.

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

We depend on third party manufacturers for our products.

We depend on third party manufacturers for our electronic cigarettes, vaporizers and accessories. Our customers associate certain characteristics of our products including the weight, feel, draw, unique flavor, packaging and other attributes of our products to the brands we market, distribute and sell. Any interruption in supply and/or consistency of our products may adversely impact our ability to deliver our products to our wholesalers, distributors and customers and otherwise harm our relationships and reputation with customers, and have a materially adverse effect on our business, results of operations and financial condition.

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

At present we generate a portion of our sales through e-commerce sales on our websites. We manage our websites and e-commerce platform internally and as a result any compromise of our security or misappropriation of proprietary information could have a material adverse effect on our business, financial condition and results of operations. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as credit and other proprietary information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the technology used by us to protect client transaction data. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause material interruptions in our operations. We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. To the extent that our activities or the activities of others involve the storage and transmission of proprietary information, security breaches could damage our reputation and expose us to a risk of loss and/or litigation. Our security measures may not prevent security breaches. Our failure to prevent these security breaches may result in consumer distrust and may adversely affect our business, results of operations and financial condition.

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

If we fail to satisfy our registration obligations under the registration rights agreement for the shares of our common stock issued in the Private Placement, we would be required to make certain cash payments to certain of the holders of such shares.

Under the registration rights agreements for the Private Placement, we filed the Form S-1 Registration Statement with SEC to register for resale the shares of common stock purchased by the investors (other than our participating officers and directors). The Form S-1 Registration Statement was declared effective by the SEC on January 27, 2014. If the Form S-1 Registration Statement is not effective for resales for more than 20 consecutive days or more than 45 days in any 12 month period during the registration period (i.e., the earlier of the date on which the shares have been sold or are eligible for sale under SEC Rule 144 without restriction), we are required to pay the investors (other than our participating officers and directors) liquidated damages in cash equal to 1.5% of the aggregate purchase price paid by the investors (other than our participating officers and directors) for the shares for every 30 days or portion thereof until the default is cured. Such cash payments, which could be as much as $144,728 for every 30 days, could significantly reduce our working capital and liquidity and could adversely affect our business, results of operations and financial condition.

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

Certain states, cities, businesses, providers of transportation and public venues in the U.S. have already banned the use of electronic cigarettes, while others are considering banning the use of electronic cigarettes. If the use of electronic cigarettes is banned anywhere the use of traditional tobacco burning cigarettes is banned, electronic cigarettes may lose their appeal as an alternative to traditional tobacco burning cigarettes, which may reduce the demand for our products and, thus, have a material adverse effect on our business, results of operations and financial condition.

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

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. Under the Purchase Agreement governing the Private Placement, we are required to list our common stock on The NASDAQ Capital Market not later than July 29, 2014. No assurance can be given that will be able to do so by then or at all.

Our common stock is currently quoted on the OTC Bulletin Board, where it has historically been sporadically or “thinly-traded”, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which has incurred significant operating losses and is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. Even if our common stock is listed for trading on The NASDAQ Capital Market, we cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained.

Our common stock is currently deemed a “penny stock,” which makes it more difficult for our investors to sell their shares.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on the Nasdaq Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth (i.e., total assets less intangible assets and liabilities) of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our common stock. If our common stock is subject to the penny stock rules, investors will find it more difficult to dispose of our common stock.

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

As of February 25, 2014, we had 16,614,528 shares of our common stock outstanding, and warrants and options that are exercisable into 1,191,791 shares of our common stock. Approximately 9,466,000 of the 16,614,528 outstanding shares are eligible for resale without restriction in the public market. If any significant number of the 9,466,000 shares are sold, such sales could have a depressive effect on the market price of our stock. The remaining shares are eligible, and some of the shares underlying the warrants and options upon issuance will be eligible, to be offered from time to time in the public market pursuant to Rule 144 of the Securities Act, and any such sale of these shares may have a depressive effect as well. We are unable to predict the effect, if any, that the sale of shares, or the availability of shares for future sale, will have on the market price of the shares prevailing from time to time. Sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could depress prevailing market prices for the shares. Such sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price, which we deem appropriate.

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

Our board could issue “blank check” preferred stock without stockholder approval with the effect of diluting existing stockholders and impairing their voting rights, and provisions in our charter documents could discourage a takeover that stockholders may consider favorable.

Our certificate of incorporation authorize the issuance of up to 1,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. Our board is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to effect a change in control of our company.

Our bylaws also allow our board of directors to fix the number of directors. Our stockholders do not have cumulative voting in the election of directors.

Any aspect of the foregoing, alone or together, could delay or prevent unsolicited takeovers and changes in control or changes in our management.

Having no independent directors on our board limits our ability to establish effective independent corporate governance procedures.

We do not have any independent directors on our board of directors nor do we maintain a standing audit committee, compensation committee or nominating and governance committee. Accordingly, without independent directors, we cannot establish effective standing board committees to oversee functions such as audit, compensation and corporate governance. In addition, two of our executive officers are also directors, Kevin Frija, who is our Chief Executive Officer, and Jeffrey Holman, who is our President. This structure gives our executive officers significant control over all corporate issues.

Unless and until we have a larger board of directors that would include a majority of independent members, there will be limited oversight of our executive officers’ decisions and activities and little ability for you to challenge or reverse those activities and decisions, even if they are not in your best interests.

The former stockholders of our operating subsidiary Smoke Anywhere USA, Inc. are our largest stockholders and, as such, they can exert significant influence over us and make decisions that are not in the best interests of all stockholders.

Former stockholders of our operating subsidiary Smoke Anywhere USA, Inc., three of whom serve as our Chief Executive Officer, President and director of licensing and business development, respectively, and others of whom serve as members of the board of directors of Smoke Anywhere USA, Inc., beneficially own in excess of 30% of our outstanding shares of common stock. As a result, these stockholders are able to assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our outstanding shares of common stock could have the effect of delaying or preventing a change in control, or otherwise discouraging or preventing a potential acquirer from attempting to obtain control. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of the owners of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider.

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

We lease approximately 13,323 square feet of office and warehouse facilities located at 3001 and 3091 Griffin Road, Dania Beach Florida, under a twenty-four month lease agreement with an initial term through April 30, 2013 that we extended in March 2013 when we exercised the first of three successive one-year renewal options. The lease provides for annual rental payments of $144,000 per annum (including 45 days of total rent abatement) during the initial twenty-four month term and annual rental payments of $151,200, $158,760 and $174,636 during each of the three one-year renewal options. The lease requires us to pay all applicable state and municipal sales tax as well as all operating expenses relating to the premises. In October 2013, we amended the master lease to include an additional approximately 2,200 square feet for an additional annual rental payment of $18,000 subject to the same renewal options and other terms and conditions set forth in the master lease.

Item 3.	Legal Proceedings.

From time to time we may be involved in various claims and legal actions arising in the ordinary course of our business. There were no pending material claims or legal matters as of the date of this report other than one of the two following matters.

On May 15, 2011, the Company became aware that Ruyan Investment (Holdings) Limited (“Ruyan”) had named the Company, along with three other sellers of electronic cigarettes in a lawsuit alleging patent infringement under federal law. In that lawsuit, which was initially filed on January 12, 2011, Ruyan was unsuccessful in bringing suit against the Company due to procedural rules of the court. Subsequent thereto, on July 29, 2011, Ruyan filed a new lawsuit in which it named the Company, along with seven other sellers of electronic cigarettes, alleging patent infringement under federal law. The lawsuit is Ruyan Investment (Holdings) Limited vs. Vapor Corp. et. al.2:11 CV-06268-GAF-FFM and is pending in the United States District Court for the Central District of California. On September 23, 2011, the Company filed an answer and counterclaims against Ruyan in the lawsuit. A joint scheduling conference among the parties occurred on January 9, 2012. On February 6, 2012, the Court sent out its final Scheduling Order and established a trial date of June 25, 2013. On February 27, 2012, Ruyan served its Infringement Contentions against the Company claiming that the Company’s Fifty-One Trio model of electronic cigarette infringes their patent. On March 1, 2013, the Company and Ruyan settled this multi-defendant federal patent infringement lawsuit as to them pursuant to a settlement agreement by and between them. Under the terms of the settlement agreement:

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

Market Information

Our shares of common stock are currently quoted on the OTC Bulletin Board under the symbol VPCO.OB. The following table sets forth the high and low closing bid prices of our common stock for the quarterly periods for the years ended December 31, 2013 and 2012. These bid prices give effect to a 1-for- 5 reverse stock split of our shares of common stock which became effective in the marketplace at the opening of business on December 27, 2013. These bid prices represent prices quoted by broker-dealers on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
First Quarter	$4.00	$1.15	$1.35	$0.55
Second Quarter	$6.60	$1.95	$1.35	$0.55
Third Quarter	$5.85	$3.80	$1.50	$0.85
Fourth Quarter	$9.80	$4.00	$1.25	$0.85

Holders

As of February 25, 2014, there were 3,361 shareholders of record. However, we believe that there are significantly more beneficial holders of our common stock as many beneficial holders hold their stock in “street” name.

Dividends

We did not pay any cash dividends on our common stock during 2013 or 2012 and have no intention of doing so in the foreseeable future. We intend to retain any earnings for use in our operations and the expansion of our business. Any future determination to declare and pay cash dividends will be made at the discretion of our board of directors, subject to applicable laws and will depend on our financial condition, results of operations, liquidity, capital requirements, general business conditions, any contractual restriction on the payment of dividends and other factors that our board of directors may deem relevant.

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

Executive Overview

The Company designs, markets, and distributes electronic cigarettes, vaporizers, e-liquids and accessories, under the Fifty-One® (also known as Smoke 51), Krave®, VaporX®, Alternacig®, EZ Smoker®, Green Puffer®, Americig®, Fumaré™, Hookah Stix® and Smoke Star® brands. “Electronic cigarettes” or “e-cigarettes,” and or “vaporizers” are battery-powered products that enable users to inhale nicotine vapor without smoke, tar, ash, or carbon monoxide. Electronic cigarettes look like traditional cigarettes and, regardless of their construction, are comprised of three functional components: (i) a mouthpiece, which is a small plastic cartridge that contains a liquid nicotine solution; (ii) a heating element that vaporizes the liquid nicotine so that it can be inhaled; and (iii) the electronics, which include: a lithium-ion battery, an airflow sensor, a microchip controller and an LED, which illuminates to indicate use.

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

The Company’s business strategy leverages its ability to design market and develop multiple e-cigarette brands and to bring those brands to market through its multiple distribution channels. The Company sells its products through its online stores, its direct response television marketing efforts, to retail channels through its direct sales force, and through third-party wholesalers, retailers, and value-added resellers.

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

Revenue Recognition

Net sales consist primarily of revenue from the sale of electronic cigarettes, vaporizers, e-liquids, replacement cartridges, components for electronic cigarettes and related accessories. We recognize revenue from product sales when the persuasive evidence of an arrangement exists, selling price has been fixed and determined, delivery has occurred and collectability is reasonably assured. Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Retail items sold to customers are made pursuant to sales contracts that generally provide for transfer of both title and risk of loss upon our delivery to the carrier. Customer allowances and product returns, which reduce product revenue by our best estimate of these expected allowances and product returns, are estimated using historical experience. Revenue from product sales and services rendered is recorded net of sales taxes.

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

Results of Operations for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Sales, net for the years December 31, 2013 and 2012 were $25,990,228 and $21,352,691, respectively, an increase of $4,637,537 or approximately 21.7%. The increase in sales is primarily attributable to our ability to immediately and efficiently deploy the gross proceeds from the Private Placement received on October 29, 2013 and the proceeds from the indebtedness we incurred during the third quarter to optimize our inventory levels to satisfy increased demand for our products, in particular increased sales to new and other existing distributors, wholesale customers and increased direct to consumer sales. Sales, net to our largest customer for the years ended December 31, 2013 and 2012 were $3,847,310 and $4,301,339, respectively, or approximately 14.8% and 20.1% of net sales, respectively. We have experienced interest for electronic cigarettes among big box retailers, who have contacted us and requested proposals and plan-o-grams. We have also experienced an increase in retail demand for our electronic cigarette products through our direct to consumer sales efforts. Direct to consumer sales are more profitable for us and carry much higher gross margins than products sold through re-sellers. We expect direct to consumer sales demand will continue to grow, however we believe that sales through re-sellers will be an increasingly large part of our sales channel mix.

Cost of goods sold for the years ended December 31, 2013 and 2012 was $16,300,333 and $13,225,008, respectively, an increase of $3,075,325, or 23.3%. The increase is primarily due to the increase in sales volume and product mix. Our gross margins decreased to 37.3% from 38.1% due to the change in the product mix.

Selling, general and administrative expenses for the years ended December 31, 2013 and 2012 were $6,464,969 and $6,865,633, a decrease of $400,664 or 5.8%. The decrease is primarily attributable to a decrease in professional and consulting fees of $878,824 as a result of decreased legal fees due to settlements and the stay of the litigation matters, the hiring of personnel to fulfill responsibilities previously outsourced, and decrease merchant service and bank fees of $214,214; net of increases in salaries and related benefits of $552,806 attributable to increased compensation related to sales person commissions due to the increase in sales and the hiring of our president, increase business insurance expense of $219,495 due to the increase in insurance limits on higher sales and increased stock-based compensation expense of $89,150 primarily due to the issuance of 20,000 shares of common stock pursuant to a consultancy agreement (since terminated effective June 2013).

Advertising expense for the years ended December 31, 2013 and 2012 were $2,264,807 and $3,559,616, respectively, a decrease of $1,294,809 or 36.4%. As a percentage of sales advertising expense decreased to 8.7% for the year ended December 31, 2013 from 16.7% for the year ended December 31, 2012. During the year ended December 31, 2013, we decreased our Internet advertising and print advertising campaigns, and increased our new television direct marketing campaign for our Alternacig brand and we continued various other advertising campaigns. Our advertising efforts have created effective brand awareness and we expect to continue to leverage and increase our brand presence through our distribution channels with an increase spend in effective advertising campaigns in the year ahead.

Other expense for the years ended December 31, 2013 and 2012 was $683,558 and $89,347, respectively, an increase of $594,211. Induced conversion expense for the years ended December 31, 2013 and 2012 was $299,577 and $0, respectively. The expense was related to the reduction in the conversion price for the $350,000 Senior Convertible Notes and $75,000 Senior Convertible Notes in order to induce the holders to convert the notes. Interest expense for the years ended December 31, 2013 and 2012 was $383,981 and $89,347, respectively, an increase of $294,633 or 329.8%. The increase was attributable to the interest and amortization of debt discount incurred on the 2013 $500,000 Senior Convertible Note issued in January 2013 and the $350,000 Senior Convertible Notes issued in July 2013; and interest expense on the $300,000 Senior Convertible Notes, as amended, the $50,000 Senior Convertible Note, as amended, the Senior Note, as amended, issued in the second and third quarters of 2012, the $75,000 Senior Convertible Notes issued in July 2013 and the $750,000 Term Loan and Factoring Facility entered into in August 2013 (reference is made to Notes 5 and 8 of the consolidated financial statements included elsewhere in this report for a description of these debt instruments).

Income tax benefit for the years ended December 31, 2013 and 2012 was $524,791 and $465,941, respectively, an increase of $58,850 or 12.6%. The effective tax rate for the year ended December 31, 2013 differs from the U.S. federal statutory rate of 34% primarily due to release of the net deferred tax asset valuation allowance, based on the weight of the available evidence that it is more likely than not that all of the net deferred tax assets will be realized in the future and certain permanent differences between tax reporting purposes and financial reporting purposes. The effective tax rate for the year ended December 31, 2012 differs from the U.S. federal statutory rate of 34% primarily due to an under accrual of state income taxes from prior years and certain permanent differences between tax reporting purposes and financial reporting purposes.

Net income (loss) for the years ended December 31, 2013 and 2012 was $801,352 and ($1,920,972), respectively, an increase of $2,722,324 as a result of the items discussed above.

Liquidity and Capital Resources

We are not aware of any factors that are reasonably likely to adversely affect liquidity trends, other than those factors summarized under “Item 1A. Risk Factors” and described below. We are not involved in any hedging activities and had no forward exchange contracts outstanding at December 31, 2013. In the ordinary course of business we enter into purchase commitments by issuing purchase orders, which may or may not requires vendor deposits. These transactions are recognized in our consolidated financial statements in accordance with GAAP.

Our liquidity and capital resources have increased significantly as a result of the net proceeds of approximately $9.1 million from the Private Placement, the extinguishment of approximately 1.7 million of senior convertible notes as a result of their conversion in full into common stock in conjunction with completion of the Private Placement, and operating income we incurred during the year ended December 31 2013. At December 31, 2013, we had working capital of $11,657,615 compared to $325,836 at December 31, 2012, an increase of $11,331,779. The Company intends to use the proceeds from the Private Placement for general working capital purposes.

Our net cash used in operating activities was $4,120,152 and $1,020,758 for the year ended December 31, 2013 and 2012, respectively, an increase of $3,099,395. Our net cash used in operating activities for the year ended December 31, 2013 resulted primarily from increases in inventory to meet future customer demand, increases in accounts receivable and prepaid expenses as a result of increased volume, and decreases in accounts payable, due from merchant credit card processor and customer deposits which are attributable to our efforts to increase sales and accommodate anticipated future sales growth.

Our net cash used in investing activities was $14,779 and $9,318 for the year ended December 31, 2013 and 2012, respectively, for purchases of property and equipment.

Our net cash provided by financing activities was $10,528,738 and $850,000 for the year ended December 31, 2013 and 2012, respectively, an increase of $9,678,738. These financing activities relate to the Company’s sale of approximately $9.1 million of common stock in the Private Place, proceeds from the 2013 $500,000 Senior Convertible Note issued in January 2013, proceeds from the $350,000 Senior Convertible Notes and the $75,000 Senior Convertible Note issued in July 2013, and the $750,000 Term Loan and the Factoring Facility entered into in August 2013 and proceeds from the exercise of stock options net of principle repayments of senior note payable to stockholder, principle repayments of the Term Loan and full repayment of all borrowings under the Factoring Facility. All of the Company’s $1,704,487 principal amount of Senior Convertible Notes, including those referenced in the preceding sentence, were converted in full into shares of common stock of the Company in conjunction with completion of the Private Placement on October 29, 2013 and cease to be outstanding.

The Factoring Facility is governed by a Factoring Agreement and has an initial term of one year (expiring in august 2014) and automatically renews from month to month thereafter subject to the Company terminating it earlier upon at least 15 business days’ advance written notice provided that all obligations are paid (including a termination fee, if applicable, as specified in the Factoring Agreement). The Factoring Facility is secured by a security interest in substantially all of the Company’s assets. Under the terms of the Factoring Agreement, the lender may, at its sole discretion, purchase certain of the Company’s eligible accounts receivable. Upon any acquisition of an account receivable, the lender will advance to the Company up to 50% of the face amount of the account receivable. Each account receivable purchased by the lender will be subject to a factoring fee of 1% of the gross face amount of such purchased account for each 30 day period (or part thereof) the purchased account remains unpaid. The lender will generally have full recourse against the Company in the event of nonpayment of any such purchased account.

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

The Term Loan is governed by a Term Agreement and matures on August 15, 2014 (or earlier generally upon termination of the Factoring Agreement), is payable from the Company’s and Smoke Anywhere USA’s current and future merchant credit card receivables at the annual rate of 16% subject to the lender retaining a daily fixed amount of $3,346 from the daily collection of the merchant credit card receivables and is secured by a security interest in substantially all of the Company’s assets.

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

In the ordinary course of our business, we enter in to purchase orders for components and finished goods, which may or may not require vendor deposits and may or may not be cancellable by either party. At December 31, 2013 and 2012, we had $782,363 and $279,062 in vendor deposits, respectively, which are included in prepaid expenses on the consolidated balance sheets included elsewhere in this report. At December 31, 2013 and 2012, we do not have any material financial guarantees or other contractual commitments that are reasonably likely to have an adverse effect on liquidity.

Although we can provide no assurances, we believe our cash on hand and anticipated cash flow from operations will provide sufficient liquidity and capital resources to fund our business for at least the next twelve months. At December 31, 2013, we had working capital of $11,657,615. In the event we experience liquidity and capital resources constraints because of unanticipated operating losses, greater than anticipated sales growth or otherwise, we may need to raise additional capital in the form of equity and/or debt financing. If such additional capital is not available on terms acceptable to us or at all then we may need to curtail our operations and/or take additional measures to conserve and manage our liquidity and capital resources, any of which would have a material adverse effect on our business, results of operations and financial condition.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the years ended December 31, 2013 and 2012 had a material impact on our operations.

Recent Accounting Policies

The Financial Accounting Standards Board, the Emerging Issues Task Force and the SEC have issued certain accounting standards, updates and regulations as of December 31, 2013 that will become effective in subsequent periods; however, management of the Company does not believe that any of those standards, updates or regulations would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2013 or 2012, and it does not believe that any of them will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

Item 8.	Financial Statements and Supplemental Data

The information required by this Item 8 is incorporated by reference herein from “Item 15. Exhibits and Financial Statement Schedules” of this report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer (who serves as principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2013. Based on this evaluation, the chief executive officer and the chief financial officer have concluded that, as of that date, disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were effective.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, and concluded that our internal controls over financial reporting were effective as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated 1992 Framework, which consists of five interrelated components derived from the way management runs a business. These five components are: (i) control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The names of our directors and certain information about them, as of February 25, 2014, are set forth below:

Name of Director	Age	Position with Company	Director since
Kevin Frija	41	Chief Executive Officer and Director	June 9, 2009
Jeffrey Holman	46	President and Director	May 9, 2013
Doron Ziv	43	Director and Employee	May 9, 2013

Kevin Frija has served as our Chief Executive Officer since June 9, 2009 and was the sole member of our Board of Directors from June 9, 2009 until May 9, 2013. From June 2009 until February 19, 2013, Mr. Frija served as our President. He has over 20 years of experience, particularly in the areas of sourcing, manufacturing, supply chain management, marketing, advertising, and licensing. Prior to Mr. Frija’s involvement in the Company, he operated Ingear, Inc. (“Ingear”), a swim and resort wear company based in Miami, Florida. Mr. Frija currently and on a limited basis assists Ingear in a managerial capacity. Mr. Frija serves as a member of our Board of Directors because we believe his experience in the areas of sourcing, manufacturing, supply chain management, marketing and advertising have been valuable to the development and growth of our business.

Jeffrey Holman has been our President since February 19, 2013. Mr. Holman has been a member of our Board on Directors since May 9, 2013 and has served as a member of the Board of Directors of our operating subsidiary Smoke Anywhere USA, Inc. since its inception on March 24, 2008. Mr. Holman has been the President of Jeffrey E. Holman & Associates, P.A., a South Florida Based law firm, since 1998. He has also been a Partner in Holman, Cohen & Valencia since the year 2000. Mr. Holman graduated from the State University of New York at Binghamton in 1989 with a Bachelors Degree and graduated from the Benjamin N. Cardozo School of Law in 1995 with a degree of Juris Doctor. Mr. Holman serves as a member of our Board of Directors because we believe his experience as a director of our operating subsidiary Smoke Anywhere USA, Inc. since its inception has been valuable to the development and growth of our business.

Doron Ziv has been a member of our Board of Director since May 9, 2013. Mr. Ziv has been an employee of the Company since January 1, 2012 and has served as a member of the Board of Directors of Smoke Anywhere USA, Inc. since its inception on March 24, 2008. Mr. Ziv has been the owner of USA Air Duct Cleaners, LLC, a South Florida-based air conditioning company since 2006. Mr. Ziv serves as a member of our Board of Directors because we believe his experience as a director of our operating subsidiary Smoke Anywhere USA, Inc. since its inception has been valuable to the development and growth of our business.

Board Committees

Our board does not have a standing audit committee, a compensation committee or a nominating and governance committee.

Director Compensation

Our board does not have any non-employee directors and no additional compensation is paid to any of our employee directors for serving as a director.

Executive Officers

The names of our executive officer and certain information about them, as of February 25, 2014, are set forth below:

Name of Officer	Age	Position with Company	Officer since
Kevin Frija	41	Chief Executive Officer and Director	November 5, 2009
Jeffrey Holman	46	President and Director	February 19, 2013
Harlan Press	49	Chief Financial Officer	February 29, 2012
Christopher Santi	43	Chief Operating Officer	December 12, 2012

The business experience of Messrs. Frija and Holman are set forth above under “Item 10. Directors, Executive Officers and Corporate Governance—Directors.”

Harlan Press has been our Chief Financial Officer since February 29, 2012. Prior to being appointed our Chief Financial Officer, Mr. Press served as a consultant to the Company since August 2011. Mr. Press has worked as an independent consultant from May 2009 through February 2012 and January 2007 through December 2007. From December 2007 through April 2009, Mr. Press was the Chief Financial Officer of Solar Cosmetics Labs, Inc., a privately held company, which filed for Chapter 11 bankruptcy protection in May 2008 and liquidated in April 2009 under the federal bankruptcy laws. From August 2005 through December 2006, Mr. Press was a director of Adsouth Partners, Inc. and from April 1994 through March 2006, Mr. Press was employed by Concord Camera Corp. in various capacities, including as Vice President, Treasurer and Principal Financial Officer. Mr. Press is a Certified Public Accountant, holds a Bachelor of Science degree from Syracuse University, is a member of the American Institute of Certified Public Accountants, New York State Society of Certified Public Accountants, and is a Chartered Global Management Accountant.

Christopher Santi has been our Chief Operating Officer since December 12, 2012. Prior to that Mr. Santi served as Director of Operations of our Company since October 24, 2011. Mr. Santi served as the National Sales Manager of Collages.net from November 2007 to October 2011. From March 2001 through October 2007, Mr. Santi was the principal and served as the President of Santi Management Corporation. Mr. Santi holds a Bachelor of Arts from Lehigh University in Psychology as well as a Master of Arts from the Miami Institute of Psychology.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the Securities and Exchange Commission initial statements of beneficial ownership of our common stock and statements of changes in beneficial ownership of our common stock. Such persons are also required to furnish us with copies of all such ownership reports they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and representations that no other reports were required, we believe that all required Section 16 reports of our officers, directors and persons who own more than 10% percent of our common stock were filed timely during the year ended December 31, 2013.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned for services rendered to the Company for the fiscal years ended December 31, 2013 and 2012 by our Chief Executive Officer and our two other most highly compensated executive officers (the “named executive officers”) who served in such capacities at the end of the fiscal year ended December 31, 2013. Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law in excess of $10,000 annually.

Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	StockA wards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)		(j)
Kevin Frija Chief Executive Officer (1)	2013	150,404	20,000								170,404
	2012	143,538									143,538
Harlan Press Chief Financial Officer (1)	2013	179,939	20,000						10,442	(4)	210,381
	2012	144,711			40,000	(3)					184,711
Jeffrey Holman President (1)	2013	169,400	20,000								189,400

(1)	Mr. Frija also served as our President until February 19, 2013 when he resigned to cede the position to Jeffrey Holman, who we engaged on that date to assume such position. Mr. Press was appointed our Chief Financial Officer on February 29, 2012.
(2)	The amounts shown represent cash bonus for 2013 to the named executive officers that are payable before March 15, 2014.
(3)	The amount shown represents the aggregate grant date fair value of stock options computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718 “Compensation-Stock Compensation” (“FASB ASC Topic 718”). The value ultimately realized by the named executive officer upon the actual exercise of the stock options may or may not be equal to the FASB ASC Topic 718 computed value. The discussion of the assumptions used for purposes of the valuation of the stock options appears in Note 6 of our audited consolidated financial statements included elsewhere in this report.
(4)	The amount shown represents a cash payment to the named executive officer for unused accrued vacation for 2013 that was paid to him on November 15, 2013.

Arrangements with Named Executive Officers

Effective October 1, 2009, we entered into an employment agreement with Mr. Frija to serve as our Chief Executive and sole director. The agreement provided for the payment of $72,000 in annual base salary, a one time bonus of $48,000 payable ratably over a 12 month period and an award of stock options to purchase up to 180,000 shares of our common stock, which vested monthly on a pro-rata basis over 12 months, and are exercisable at $2.25 per share. The agreement expired on September 10, 2010 and we have continued to employ Mr. Frija as our Chief Executive Officer on an at-will basis. Mr. Frija also served as our Chief Financial Officer from October 1, 2009 until February 29, 2012. Effective February 29, 2012, Mr. Frija resigned as our Chief Financial Officer as a result of our appointment of Harlan Press as our Chief Financial Officer as described below.

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

In addition, we may terminate Mr. Press’ employment at any time, with or without cause (as defined in the employment agreement), and Mr. Press may terminate his employment with us without or for good reason (as defined in the employment agreement), provided that termination by either party is subject to advance written notice and, in most instances, the satisfaction of other conditions. Under the employment agreement, in the event Mr. Press’ employment is terminated by us without cause or by Mr. Press for good reason, Mr. Press will be entitled to receive severance benefits equal to three months of his base salary for each year of service. In addition, Mr. Press will receive a 10-year option to purchase 40,000 shares of our common stock at an exercise price of $1.00, vesting monthly at the rate of 1,111 per month. Mr. Press’ employment agreement also contains term and post-termination non-solicitation, confidentiality and non-competition covenants.

In consideration of Mr. Press personally guaranteeing certain of our obligations under a factoring agreement we entered into on August 8, 2013, we have agreed to amend Mr. Press’s employment agreement effective as of the date of the factoring agreement as follows: (i) the initial term of employment (through February 28, 2015) shall automatically renew for successive one-year periods so long as Mr. Press’s personal guarantee of the factoring agreement remains in full force and effect (provided that the initial term or any renewal term may be terminated (a) upon Mr. Press’s death or (b) by us for cause (as defined in the employment agreement) or (c) by Mr. Press either (x) for good reason (as defined in the employment agreement) or (y) without good reason), (ii) if Mr. Press’s personal guarantee of the factoring agreement is enforced against him then all of his stock options to the extent then unvested shall automatically vest in full on the date of such enforcement, (iii) we may not terminate Mr. Press’s employment for disability or without cause so long as his personal guarantee of the factoring agreement remains in full force and effect and (iv) we shall indemnify Mr. Press against all losses, claims, expenses and other liabilities of any nature arising out of or relating to enforcement of his personal guarantee of the factoring agreement, and such indemnification shall survive until such time Mr. Press has been permanently and unconditionally released from his personal guarantee of the factoring agreement.

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

As of the date of this report, our Board of Directors has not established our annual performance based bonus program for our named executive officers. In February 2014, our Board of Directors approved discretionary cash bonuses for 2013 to our named executive officers in the amounts shown in the foregoing Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information with respect to outstanding stock option awards for shares of our common stock classified as exercisable and unexercisable as of December 31, 2013 for the named executive officers.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kevin Frija	180,000	(1)	—	—	2.25	10/01/15	—	—	—	—
Harlan Press	15,556	(2)	24,444	—	1.00	02/28/22	—	—	—	—
Jeffrey Holman	120,000	(1)	—	—	2.25	10/01/15	—	—	—	—

(1)	The option was granted on October 1, 2009. The option is fully vested and exercisable.
(2)	This option was granted on February 29, 2012. The option vesting monthly at the rate of approximately 1,111 common stock options per month.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2013 with respect to our Equity Incentive Plan, which was duly adopted by our stockholders on November 24, 2009. There are 1,800,000 shares of our common stock reserved for issuance under our Equity Incentive Plan (after giving effect to the reduction of the number of shares reserved and available for issuance thereunder and the 1-for-5 reverse stock split, each as implemented in accordance with the Purchase Agreement governing the Private Placement).

Plan Category	(a) Number of securities to beissued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	219,500	$1.83	1,580,500
Equity compensation plans not approved by security holders	900,000	$2.25	—

Total	1,119,500	$2.17	1,580,500

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this report by:

•	each person whom we know beneficially owns more than 5% of our common stock;

•	each of our named executive officers and directors; and

•	all of our executive officers and directors as a group.

Beneficial ownership and percentage ownership are determined in accordance with the rules and regulations of the SEC and include voting or investment power with respect to shares of stock. This information does not necessarily indicate beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to warrants, options and other convertible securities held by that person that are currently convertible or exercisable, or convertible or exercisable within 60 days of the date of this report are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The percentage of beneficial ownership is based on 16,614,528 shares of common stock outstanding on the date of this report. Unless otherwise indicated and subject to community property laws where applicable, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Unless otherwise indicated, the address for each person is our address at 3001 Griffin Road, Dania Beach, Florida 33312.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Greater than 5% Stockholders:
Doron Ziv (2)	1,626,822	9.7%
Jeffrey Holman (3)	1,281,110	7.7%
Kevin Frija (4)	1,201,439	7.2%
Tamar Galazan	1,070,750	6.4%
Adam Frija (5)	1,012,944	6.1%
Isaac Galazan (6)	963,469	5.8%
Austin W. Marxe and David M. Greenhouse (7)	1,616,668	9.7%
Named Executive Officers and Directors (not otherwise included above):
Harlan Press (8)	143,665	*

All executive officers and directors as a group (5 persons)	4,265,369	25.0%

*	Represents ownership of less than 1%.
(1)	This table and the information in the notes below are based upon information supplied by the named persons, including reports and amendments thereto filed on Schedule 13D, Schedule 13G, Form 3 and Form 4 with the SEC.
(2)	Includes 120,000 shares issuable upon exercise of currently exercisable stock options and 3,101 shares issuable upon exercise of currently exercisable common stock purchase warrants. The named person is a member of our Board of Directors and an employee of our company and serves as a director of our operating subsidiary Smoke Anywhere USA, Inc.
(3)	Includes 120,000 shares issuable upon exercise of currently exercisable stock options. The named person is a member of our Board of Directors and serves as our President and serves as a director of our operating subsidiary Smoke Anywhere USA, Inc.
(4)	Includes 180,000 shares issuable upon exercise of currently exercisable stock options and 4,475 shares issuable upon exercise of currently exercisable common stock purchase warrants. The named person serves as our Chief Executive Officer and sole director.
(5)	Includes 120,000 shares issuable upon exercise of currently exercisable stock options. The named person serves as our director of licensing and business development and is the brother of Mr. Kevin Frija, our Chief Executive Officer and a member of our Board of Directors.
(6)	Includes 120,000 shares issuable upon exercise of currently exercisable stock options. The named person serves as a director of our operating subsidiary Smoke Anywhere USA, Inc.

(7)	Consists of (i) 1,131,667 shares owned by Special Situations Fund III QP, L.P., or SSFQP, (ii) 323,334 shares owned by Special Situations Cayman Fund, L.P., or SSF Cayman, and (iii) 161,663 shares owned by Special Situations Private Equity Fund, L.P., or SSF Private Equity. MGP Advisers Limited Partnership, or MGP, is the general partner of SSFQP. AWM Investment Company, Inc., or AWM, is the general partner of MGP, the general partner of and investment adviser to SSF Cayman and the investment adviser to SSF Private Equity. Austin W. Marxe and David M. Greenhouse are the principal owners of MGP and AWM. Through their control of MGP and AWM, Messrs. Marxe and Greenhouse share voting and investment control over the portfolio securities of each of the funds listed above. The address of Messrs. Marxe and Greenhouse is 527 Madison Avenue, Suite 2600, New York, NY 10022.
(8)	Includes 26,667 shares issuable upon exercise of currently exercisable stock options and 3,101 shares issuable upon exercise of currently exercisable common stock warrants. The named person serves as our Chief Financial Officer.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Other than employment agreements with our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and our President described above under “Item 11. Executive Compensation—Executive Compensation—Arrangements with Named Executive Officers”, the following is a description of transactions since January 1, 2011, to which we have been a party in which:

•	the amounts involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and

•	our directors and executive officers or holders of more than 5% of our common stock, or any member of the immediate family of the foregoing persons or entities affiliated with them, had or will have a direct or indirect material interest.

On June 19, 2012, the Company entered into securities purchase agreements with Kevin Frija, its Chief Executive Officer, Harlan Press, its Chief Financial Officer, and Doron Ziv, a greater than 10% stockholder of the Company, pursuant to which Messrs. Frija, Press and Ziv purchased from the Company (i) $300,000 aggregate principal amount of the Company’s senior convertible notes (the “$300,000 Senior Convertible Notes”) and (ii) common stock purchase warrants to purchase up to an aggregate of 9,303 shares of the Company’s common stock.

The $300,000 Senior Convertible Notes bear interest at 18% per annum, provides for cash interest payments on a monthly basis, mature on June 18, 2015, are redeemable at the option of the holders at any time after June 18, 2013 (such date having been extended as described below) subject to certain limitations, are convertible into shares of the Company’s common stock at the option of the holders at an initial conversion price of $1.065 per share (which represents 110% of the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding June 19, 2012) subject to certain anti-dilution protection and are senior unsecured obligations of the Company.

On November 13, 2012, the Company and the above named holders of the $300,000 Senior Convertible Notes amended the Notes to extend their redemption provision at the option of the holders from any time after June 18, 2013 to any time after June 18, 2014.

The Company paid aggregate interest of $28,997 from issuance through December 31, 2012 and $48,674 during 2013 on the $300,000 Senior Convertible Notes until they were converted in full into shares of the Company’s common stock and fully extinguished in conjunction with completion of the Private Placement on October 29, 2013. The Company did not pay any principal on the $300,000 Senior Convertible Notes in 2012 or 2013 prior to or in connection with their conversion and extinguishment.

On September 28, 2012, the Company entered into a securities purchase agreement with Kevin Frija, its Chief Executive Officer, pursuant to which Mr. Frija purchased from the Company (i) a $50,000 principal amount senior convertible note of the Company (the “$50,000 Senior Convertible Note”) and (ii) common stock purchase warrants to purchase up to an aggregate of 1,374 shares of the Company’s common stock.

The $50,000 Senior Convertible Note bears interest at 18% per annum, provides for cash interest payments on a monthly basis, matures on September 28, 2015, is redeemable at the option of the holder at any time after September 27, 2013 (such date having been extended as described below) subject to certain limitations, is convertible into shares of the Company’s common stock at the option of the holder at an initial conversion price of $1.20 per share (which represents 110% of the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding September 27, 2012) subject to certain anti-dilution protection and is a senior unsecured obligation of the Company.

On November 13, 2012, the Company and the above named holder of the $50,000 Senior Convertible Note amended the Note to extend its redemption provision at the option of the holder from any time after September 27, 2013 to any time after September 27, 2014.

The Company paid aggregate interest of $2,342 from issuance through December 31, 2012 and $8,113 during 2013 on the $50,000 Senior Convertible Note until it was converted in full into shares of the Company’s common stock and fully extinguished in conjunction with completion of the Private Placement on October 29, 2013. The Company did not pay any principal on the $50,000 Senior Convertible Note in 2012 or 2013 prior to or in connection with its conversion and extinguishment.

The $300,000 Senior Convertible Notes and the $50,000 Senior Convertible Note did not restrict the Company’s ability to incur future indebtedness.

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

On November 13, 2012, the Company and the above named holder of the $500,000 Senior Note amended the note to extend its maturity date for payment from January 8, 2013 to January 8, 2014. On April 30, 2013, the Company and the above named holder of the Senior Note further amended the Note to provide for cash principal and interest payments on a weekly basis, extend the maturity date for payment to April 22, 2016 and make the Note convertible into shares of the Company’s common stock at the option of the holder at an initial conversion price of $2.57 per share (which represents 110% of the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding April 30, 2013) subject to certain anti-dilution protection.

The Company paid aggregate interest of $57,863 from issuance through December 31, 2012 and $106,800 during 2013 on the Senior Note until it was converted in full into shares of the Company’s common stock and fully extinguished in conjunction with completion of the Private Placement on October 29, 2013. The Company paid aggregate principal of $70,513 on the Senior Note in 2013 prior to its conversion and extinguishment.

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

In addition, the Company may terminate Mr. Santi’s employment at any time, with or without cause (as defined in the employment agreement), and Mr. Santi may terminate his employment with the Company without or for good reason (as defined in the employment agreement), provided that termination by either party is subject to advance written notice and, in most instances, the satisfaction of other conditions. Under the employment agreement, in the event Mr. Santi’s employment is terminated by the Company without cause or by Mr. Santi for good reason, Mr. Santi will be entitled to receive severance benefits equal to two months of his base salary for each year of service. In addition, Mr. Santi will receive a 10-year option to purchase up to 20,000 shares of the Company’s common stock at an exercise price of $1.25, vesting monthly at the rate of 555.6 per month. Mr. Santi’ employment agreement also contains term and post-termination non-solicitation, confidentiality and non-competition covenants.

On July 9, 2013, the Company entered into securities purchase agreements with, among others, Ralph Frija, the father of the Company’s Chief Executive Officer Kevin Frija and a less than 5% stockholder of the Company and Philip Holman, the father of the Company’s President Jeffrey Holman and a less than 5% stockholder of the Company, pursuant to which (x) Mr. Frija purchased a senior convertible note from the Company in the principal amount of $200,000 and a common stock purchase warrant to purchase up to 1,927 shares of the Company’s common stock (which number of shares represents the quotient obtained by dividing (x) $10,000 (5% of the $200,000 principal amount of the senior convertible mote) by (y) $5.19 (the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding July 9, 2013)) at an initial exercise price of $5.71 per share and (y) Mr. Holman purchased a senior convertible note of the Company in the principal amount of $100,000 and a common stock purchase warrant to purchase up to 964 shares of the Company’s common stock (which number of shares represents the quotient obtained by dividing (x) $5,000 (5% of the $100,000 principal amount of the Convertible Note) by (y) $5.19 (the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding July 9, 2013)) at an initial exercise price of $5.71 per share.

These senior convertible notes issued on July 9, 2013 bear interest at 18% per annum, provide for cash interest payments on a monthly basis, mature on July 8, 2016, are redeemable at the option of the holders at any time after July 8, 2014, subject to certain limitations, are convertible into shares of the Company’s common stock at the option of the holders at an initial conversion price of $5.71 per share (which represents 110% of the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding July, 9, 2013) subject to certain anti-dilution protection and are senior unsecured obligations of the Company.

The Company paid aggregate interest of $16,126 on these senior convertible notes during 2013 until they were converted in full into shares of the Company’s common stock and fully extinguished in conjunction with completion of the Private Placement on October 29, 2013. The Company did not pay any principal on these senior convertible notes prior to or in connection with their conversion and extinguishment.

We utilized the services of Ingear, Inc., an entity that is owned 50% by our Chief Executive Officer. Ingear, Inc. performed fulfillment services and leasing of warehouse space to us prior to our move to new facilities in the second quarter of 2011. Amounts paid to Ingear, Inc. for the years ended December 31, 2012 and 2011 were $0 and $105,000, respectively.

Mr. Adam Frija, a greater than 5% stockholder of our company, serves as our director of licensing and business development for which he is paid $96,000 per year. He is the brother of Mr. Kevin Frija, our Chief Executive Officer and sole director.

Effective January 1, 2012, Mr. Jeffrey Holman, Mr. Isaac Galazan and Mr. Doron Ziv became at-will employees of our company at an annual rate of $78,000 per person. Messrs. Holman, Galazan and Ziv are directors of Smoke Anywhere and greater than 5% stockholders of our company. Included in accrued expenses payable on the consolidated balance sheets at December 31, 2012 and 2011 included elsewhere in this report are liabilities of approximately $4,350 and $0, respectively, due and owing to each Messsrs. Holman and Galazan for payroll earned but voluntarily deferred. Effective February 19, 2013, Mr. Holman entered into an employment agreement with the Company to serve as our President at an annualized base salary of $182,000 during the two-year term of the agreement. Effective February 19, 2013, Mr. Ziv’s annual rate of compensation was increased to $104,000.

On October 29, 2013, Kevin Frija, our Chief Executive Officer, Jeffrey Holman, our President, Harlan Press, our Chief Financial Officer, Doron Ziv, a member of our board of directors, and Isaac Galazan, a director of our operating subsidiary Smoke Anywhere, purchased 20,000, 40,000, 20,000, 20,000 and 17,167 shares of our common stock, respectively, at $3.00 per share in the Private Placement.

Board Composition and Director Independence

Our business and affairs are managed under the direction of the board of directors. Our board of directors is currently comprised of three members, Messrs. Frija, Holman and Ziv. Because of their relationships with us, none of them are “independent” under the rules of any national securities exchange or Rule 10A-3 under the Securities Exchange Act of 1934, or the Exchange Act.

Under the Purchase Agreement governing the Private Placement, we are required on or before April 27, 2014 to reconstitute our board so that as so reconstituted, the board will consist of not less than five members, a majority of whom are each required to qualify as an “independent director” as defined in NASDAQ Marketplace Rule 5605(a)(2) and related NASDAQ interpretative guidance. Under the Purchase Agreement, so long as the SSF Investors beneficially own at least 50% of the shares of our common stock purchased by them in the Private Placement, the SSF Investors have the right to appoint one member to our board of directors who qualifies as an “independent director” as defined by such rule and guidance.

In addition, under the Purchase Agreement, we are required as soon as reasonably practicable but not later than July 29, 2014 to list our common stock on The NASDAQ Capital Market and up until such time as the listing is accomplished we are required to comply with all NASDAQ rules (other than NASDAQ’s board composition, board committee, minimum bid price and similar listing requirements), such as holding annual meetings and the timely filing of proxy statements.

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

Audit Fees

The aggregate fees billed and expected to be billed by Marcum for professional services rendered for the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2013 and for the review of our quarterly condensed consolidated financial statements during the fiscal year ended December 31, 2013 as well as services associated with the Form S-1 Registration Statement are $137,831.

The aggregate fees billed by Marcum for professional services rendered for the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2012 and for the review of our quarterly condensed consolidated financial statements during the fiscal year ended December 31, 2012 were $107,665.

Audit-Related Fees

The aggregate fees billed by Marcum for assurance related services in connection with the audit or review of financial statements for the fiscal years ended December 31, 2013 and 2013 were $4,460 and $6,045, respectively.

Tax Fees

There were no fees billed by Marcum for professional services rendered for tax compliance, tax advice or tax planning during fiscal years ended December 31, 2013 and 2012.

All Other Fees

The aggregate fees billed by Marcum for all other fees for the fiscal years ended December 31, 2013 and 2012 were $5,000 and $0.

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

(b) Exhibits. The following exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Description of Exhibit

2.1	Acquisition Agreement and Plan of Merger made and entered into as of September 1, 2009, by and among Smoke Anywhere USA, Inc., the shareholders of Smoke Anywhere USA, Inc. who are signatories, Miller Diversified Corp., Smoke Holdings, Inc. and VAPECO Holdings Inc. (1)

3.1	Certificate of Incorporation of the Registrant (4)

3.2	Bylaws of the Registrant (4)

4.1	Purchase Agreement dated as of October 22, 2013 by and among the Registrant and the investors referred to therein (5)

4.2	Registration Rights Agreement dated as of October 29, 2013 by and among the Registrant and the investors referred to therein (5)

4.3	Form of Common Stock Purchase Warrant issued to Roth Capital Partners, LLC (19)

4.4	Specimen Common Stock Certificate (4)

10.1	Equity Incentive Plan of Registrant (2)

10.2	Lease Agreement dated March 21, 2011 by and between the Registrant and 3001 Griffin Partners, LLC (6)

10.3	Employment Agreement, dated February 27, 2012, between Vapor Corp. and Kevin Frija (7)

10.4	Employment Agreement, dated February 27, 2012, between Vapor Corp. and Harlan Press (7)

10.5	Employment Agreement, dated December 12, 2012, between Vapor Corp. and Christopher Santi (8)

10.6	Employment Agreement, dated February 19, 2013, between Vapor Corp. and Jeffrey Holman (9)

10.7	Private Label Production and Supply Agreement entered into on December 6, 2011 by and between Vapor Corp. and Spike Marks Inc./Casa Cubana (10)

10.8	Form of Convertible Note (11)

10.9	Form of Common Stock Purchase Warrant (11)

10.10	Form of Senior Note (12)

10.11	Scan Based Trading Agreement effective as of July 25, 2012 by and among Vapor Corp. and Dolgencorp, LLC, DG Strategic VII, Dolgen Midwest, LLC, Dolgen California, LLC, Dolgencorp of New York, Inc., Dolgencorp of Texas, Inc., DG Retail, LLC and Dollar General Partners (13)

10.12	Amendment to $300,000 Senior Convertible Note (14)

10.13	Amendment to $50,000 Senior Convertible Note (14)

10.14	Amendment to Senior Note (14)

10.15	Invoice Purchase and Sale Agreement made as of August 8, 2013 among Entrepreneur Growth Capital, LLC, the Registrant and Smoke Anywhere USA, Inc. (15)

10.16	Form of Letter Amendment to Employment Agreement by and between the Registrant and Harlan Press (15)

10.17	Credit Card Receivables Advance Agreement made as of August 16, 2013 among Entrepreneur Growth Capital, LLC, the Registrant and Smoke Anywhere USA, Inc. (16)

10.18	Form of Equity Incentive Plan Stock Option Agreement (17)

10.19	Form of Non-Equity Incentive Plan Stock Option Agreement (17)

10.20	Amendment to Equity Incentive Plan of the Registrant (18)

10.21	Lease Amendment dated October 1, 2013 by and between the Registrant and Griffin Partners, LLC (19)

10.22	Consulting Agreement dated as of February 3, 2014 by and between Knight Global Services, LLC and Vapor Corp. (20)

14.1	Code of Ethics (3)

21.1	Subsidiaries of the Registrant (5)

23.1*	Consent of Marcum LLP relating to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-188888)

31.1*	Rule 13a14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 11, 2009, as filed with the Securities and Exchange Commission (“SEC”) on November 13, 2009.
(2)	Incorporated by reference to the Registrant’s Definitive Information Statement on Schedule 14C dated November 24, 2009, as filed with the SEC on December 10, 2009.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, as filed with the SEC on May 14, 2010.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 13, 2013, as filed with the SEC on December 31, 2013.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 22, 2013, as filed with the SEC on October 23, 2013.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 31, 2011.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 27, 2012, as filed with the SEC on February 28, 2012.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 12, 2012, as filed with the SEC on December 13, 2012.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 19, 2013, as filed with the SEC on February 26, 2013.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 6, 2011, as filed with the SEC on April 25, 2012.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 19, 2012, as filed with the SEC on June 22, 2012.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 9, 2012, as filed with the SEC on July 10, 2012.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 31, 2012, as filed with the SEC on July 31, 2012
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 30, 2013, as filed with the SEC on April 30, 2013
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 8, 2013, as filed with the SEC on August 13, 2013
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 16, 2013, as filed with the SEC on August 19, 2013
(17)	Incorporated by reference to the Registrant’s Form S-8 Registration Statement (No. 333-188888), as filed with the SEC on May 28, 2013
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 20, 2013, as filed with the SEC on November 20, 2013
(19)	Incorporated by reference to the Registrant’s Form S-1 Registration Statement (No. 333-192391), as filed with the SEC on November 18, 2013 and declared effective on January 27, 2014
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 3, 2014, as filed with the SEC on February 6, 2014

Each management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15 is listed in exhibits 10.1, 10.3, 10.4, 10.5, 10.6, 10.16, 10.18, 10.19 and 10.20.

(c)	Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Vapor Corp.

We have audited the accompanying consolidated balance sheets of Vapor Corp. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vapor Corp. as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

New York, NY

February 26, 2014

VAPOR CORP.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash	$6,570,215	$176,409
Due from merchant credit card processors, net of reserve for charge-backs of $2,500 and $15,000, respectively	205,974	1,031,476
Accounts receivable, net of allowance of $256,833 and $61,000, respectively	1,802,781	748,580
Inventories	3,321,898	1,670,007
Prepaid expenses and vendor deposits	1,201,040	465,860
Income tax receivable	—	47,815
Deferred tax asset, net	766,498	222,130

TOTAL CURRENT ASSETS	13,868,406	4,362,277
Property and equipment, net of accumulated depreciation of $27,879 and $16,595, respectively	28,685	25,190
Other assets	65,284	12,000

TOTAL ASSETS	$13,962,375	$4,399,467

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable	$1,123,508	$3,208,595
Accrued expenses	420,363	350,151
Term loan	478,847	—
Customer deposits	182,266	477,695
Income taxes payable	5,807	—

TOTAL CURRENT LIABILITIES	2,210,791	4,036,441

LONG-TERM DEBT:
Senior convertible notes payable to related parties, net of debt discount of $0 and $3,530, respectively	—	346,470
Senior note payable to stockholder	—	500,000

TOTAL LONG-TERM DEBT	—	846,470

TOTAL LIABILITIES	2,210,791	4,882,911

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock, $.001 par value, $1,000,000 shares authorized, none issued
Common stock, $.001 par value, 50,000,000 shares authorized 16,214,528 and 12,038,163 shares issued and outstanding, respectively	16,214	12,038
Additional paid-in capital	13,115,024	1,685,524
Accumulated deficit	(1,379,654)	(2,181,006)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	11,751,584	(483,444)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$13,962,375	$4,399,467

See notes to consolidated financial statements

VAPOR CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED DECEMBER 31,
	2013	2012
SALES NET	$25,990,228	$21,352,691
Cost of goods sold	16,300,333	13,225,008

Gross Profit	9,689,895	8,127,683

EXPENSES:
Selling, general and administrative	6,464,969	6,865,633
Advertising	2,264,807	3,559,616

Total operating expenses	8,729,776	10,425,249

Operating income (loss)	960,119	(2,297,566)

Other expense:
Induced conversion expense	299,577	—
Interest expense	383,981	89,347

Total other expenses	683,558	89,347

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	276,561	(2,386,913)
Income tax benefit	524,791	465,941

NET INCOME (LOSS)	$801,352	$(1,920,972)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.06	$(0.16)

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.06	$(0.16)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	12,818,487	12,037,597

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	13,186,365	12,037,597

See notes to consolidated financial statements

VAPOR CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common Stock		Additional Paid-In Capital	(Accumulated Deficit)	Total
	Shares	Amount
Balance — January 1, 2012	12,038,163	$12,038	$1,635,165	$(260,034)	$1,387,169
Stock-based compensation expense	—	—	46,089	—	46,089
Discount on convertible notes to related parties	—	—	4,270	—	4,270
Net loss	—	—	—	(1,920,972)	(1,920,972)

Balance — December 31, 2012	12,038,163	12,038	1,685,524	(2,181,006)	(483,444)
Issuance of common stock for services	20,000	20	86,980	—	87,000
Exercise of stock options	43,300	43	70,257	—	70,300
Discount on convertible notes to related parties	—	—	98,970	—	98,970
Stock-based compensation expense	—	—	48,239	—	48,239
Issuance of common stock for cash, net of offering costs	3,333,338	3,333	9,121,770	—	9,125,103
Issuance of common stock upon conversion of debt	779,727	780	1,703,707	—	1,704,487
Induced conversion expense			299,577		299,577
Net income	—	—	—	801,352	801,352

Balance – December 31, 2013	16,214,528	$16,214	$13,115,024	$(1,379,654)	$11,751,584

See notes to consolidated financial statements

VAPOR CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2013	2012
OPERATING ACTIVITIES:
Net income (loss)	$801,352	$(1,920,972)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for allowances	183,333	5,645
Depreciation	11,284	11,451
Amortization of debt discount	102,500	740
Induced conversion expense	299,577	—
Stock-based compensation	135,239	46,089
Utilization of net operating loss carryforward	(346,783)	—
Deferred tax asset	(197,585)	(79,093)
Changes in operating assets and liabilities:
Due from merchant credit card processors	838,002	(369,901)
Accounts receivable	(1,250,034)	(129,632)
Prepaid expenses and vendor deposits	(735,180)	173,800
Inventories	(1,651,891)	564,827
Other assets	(53,284)	—
Accounts payable	(2,085,087)	1,579,655
Accrued expenses	70,212	66,109
Customer deposits	(295,429)	(197,305)
Income taxes	53,622	(772,171)

NET CASH USED IN OPERATING ACTIVITIES	(4,120,152)	(1,020,758)

INVESTING ACTIVITIES:
Purchases of property and equipment	(14,779)	(9,318)

NET CASH USED IN INVESTING ACTIVITIES	(14,779)	(9,318)

FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	9,125,103	—
Proceeds from senior convertible notes payable to related parties	425,000	350,000
Proceeds from senior convertible notes payable	500,000	—
Principle repayments of senior note payable to stockholder	(70,513)	500,000
Proceeds from term loan payable	750,000	—
Principle repayments of term loan payable	(271,153)	—
Proceeds from factoring facility	407,888	—
Principle repayments of factoring facility	(407,888)	—
Proceeds from exercise of stock options	70,300	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,528,737	850,000

INCREASE (DECREASE) IN CASH	6,393,806	(180,076)
CASH — BEGINNING OF YEAR	176,409	356,485

CASH — END OF YEAR	$6,570,215	$176,409

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$297,508	$119,515

Cash paid for income taxes	$13,770	$381,814

Noncash financing activities:
Issuance of common stock in connection with conversion of notes payable	$1,704,487	$—

Deferred debt discount on convertible notes payable	$98,970	$—

See notes to consolidated financial statements

VAPOR CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Vapor Corp. (the “Company”) is the holding company for its wholly owned subsidiary Smoke Anywhere U.S.A., Inc. (“Smoke”). The Company designs, markets and distributes electronic cigarettes, vaporizers, e-liquids and accessories under the Fifty-One® (also known as Smoke 51), Krave®, VaporX®, Alternacig®, EZ Smoker®, Green Puffer®, Americig®, Fumaré™, Hookah Stix® and Smoke Star® brands. “Electronic cigarettes” or “e-cigarettes,” designed to look like traditional cigarettes, are battery-powered products that enable users to inhale nicotine vapor without smoke, tar, ash, or carbon monoxide.

The Company was originally incorporated as Consolidated Mining International, Inc. in 1985 as a Nevada corporation, and the Company changed its name in 1987 to Miller Diversified Corporation whereupon the Company operated in the commercial cattle feeding business until October 31, 2003 when the Company sold substantially all of its assets and became a discontinued operation. On November 5, 2009, the Company acquired Smoke Anywhere USA, Inc., a distributor of electronic cigarettes, in a reverse triangular merger. As a result of the merger, Smoke Anywhere USA, Inc. became the sole operating business. On January 7, 2010, the Company changed its name to Vapor Corp.

Reincorporation

The Company reincorporated to the State of Delaware from the State of Nevada effective on December 31, 2013.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Reverse Stock Split

Effective on December 27, 2013, the Company effected a reverse stock split of its common stock at a ratio of 1-for-5. No fractional shares of common stock were issued, and no cash or other consideration were paid as a result of the reverse stock split. Instead, the Company issued one whole share of post-reverse stock split common stock in lieu of each fractional share of common stock. As a result of the reverse stock split, the Company’s share capital was reduced to 51,000,000 shares from 251,000,000 shares, of which 50,000,000 shares are common stock and 1,000,000 shares are “blank check” preferred stock.

The reverse stock split was effected in accordance with the Company’s obligation to effect a reverse stock split of its shares of common stock not later than December 28, 2013, in connection with the Company’s completion of a private placement of 3,333,338 shares of common stock at a per share price of $3.00 for gross proceeds of $10 million, which closed on October 29, 2013 (as described below under “Private Placement of Common Stock”).

All references in these notes and in the related consolidated financial statements to number of shares, price per share and weighted average number of shares outstanding of common stock prior to the reverse stock split (including the share capital decrease) have been adjusted to reflect the reverse stock split (including the share capital decrease) on a retroactive basis, unless otherwise noted.

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

Use of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of net revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include allowances, reserves and write-downs of receivables and inventory, valuing equity securities, derivative instruments, hybrid instruments, share-based payment arrangements, deferred taxes and related valuation allowances. Certain of our estimates could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and records adjustments when necessary.

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

Shipping and Handling Costs

The Company policy is to provide free standard shipping and handling for most orders shipped during the year. Shipping and handling costs incurred are recognized in selling, general and administrative expenses. Such amounts aggregated $658,586 and $619,662 for the years ended December 31, 2013 and 2012 respectively.

In certain circumstances, shipping and handling costs are charged to the customer and recognized in net sales. The amounts recognized for the years ended December 31, 2013 and 2012 were $129,761 and $281,842, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. For financial statement purposes, investments in money market funds are considered a cash equivalent and are included in cash and cash equivalents. The Company maintains its cash and cash equivalents at high credit quality federally insured financial institutions, with balances, at times, in excess of the Federal Deposit Insurance Corporation’s insurance coverage limit of $250,000 per federally insured financial institution. Management believes that the financial institutions that hold the Company’s deposits are financially sound and, therefore, pose a minimum credit risk. The Company has not experienced any losses in such accounts. At December 31, 2013 and 2012, the Company did not hold cash equivalents.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In connection with this review, the Company also reevaluates the depreciable lives for these assets. The Company assesses recoverability by determining whether the net book value of the related asset will be recovered through the projected undiscounted future cash flows of the asset. If the Company determines that the carrying value of the asset may not be recoverable, it measures any impairment based on the projected future discounted cash flows as compared to the asset’s carrying value. Through December 31, 2013, the Company has not recorded any impairment charges on its long-lived assets.

Advertising

The Company expenses advertising cost as incurred.

Warranty liability

The Company’s limited lifetime warranty policy generally allows its end users and retailers to return defective purchased rechargeable products in exchange for new products. The Company estimates a reserve for warranty liability and records that reserve amount as a reduction of revenues and as an accrued expense on the accompanying consolidated balance sheets. The warranty claims and expense was not deemed material for the years ended December 31, 2013 and 2012.

Income taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740.”) Under this method, income tax expense is recognized as the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary difference resulting from matters that have been recognized in the Company’s financial statement or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Product Development

The Company includes product development expenses relating to the commercialization of new products which are expensed as incurred as part of operating expenses. Product development expenses for the years ended December 31, 2013 and 2012 were approximately $174,000 and $159,000, respectively.

Fair value measurements

The Company applies the provisions of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” (“ASC 820”). The Company’s short term financial instruments include cash, due from merchant credit card processors, accounts receivable, accounts payable and accrued expenses, each of which approximate their fair values based upon their short term nature. The Company’s other financial instruments include notes payable obligations. The carrying value of these instruments approximate fair value, as they bear terms and conditions comparable to market, for obligations with similar terms and maturities.

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

Convertible Debt Instruments

The Company accounts for convertible debt instruments when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The Company amortizes the respective debt discount over the term of the notes, using the straight-line method, which approximates the effective interest method. The Company records, when necessary, induced conversion expense, at the time of conversion for the difference between the reduced conversion price per share and the original conversion price per share.

Recent Accounting Pronouncements

The Financial Accounting Standards Board, the Emerging Issues Task Force and the SEC have issued certain accounting standards, updates and regulations as of December 31, 2013 that will become effective in subsequent periods; however, management of the Company does not believe that any of those standards, updates or regulations would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2013 or 2012, and it does not believe that any of them will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

Note 3. DUE FROM MERCHANT CREDIT CARD PROCESSOR

Due from merchant credit card processor represents monies held by the Company’s credit card processors. The funds are being held by the merchant credit card processors pending satisfaction of their hold requirements and expiration of charge backs/refunds from customers.

Note 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2013	2012
Computer hardware	$12,471	$9,147
Furniture and fixtures	19,821	19,821
Warehouse fixtures	7,564	7,564
Warehouse equipment	16,708	5,253

	56,564	41,785
Less: accumulated depreciation and amortization	(27,879)	(16,595)

	$28,685	$25,190

During the year ended December 31, 2013 and 2012, the Company incurred $11,284 and $11,451, respectively of depreciation expense.

Note 5. FACTORING FACILITY AND TERM LOAN PAYABLE

Factoring Facility

On August 8, 2013, the Company and Smoke entered into an accounts receivable factoring facility (the “Factoring Facility”) with Entrepreneur Growth Capital, LLC (the “Lender”) pursuant to an Invoice Purchase and Sale Agreement, dated August 8, 2013, by and among them (the “Factoring Agreement”).

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

During the year ended December 31, 2013 gross borrowings under the Factoring Facility were $407,888, all of which were repaid as of September 30, 2013. At December 31, 2013 the Company had no borrowings outstanding under the Factoring Facility.

Term Loan

On August 16, 2013, the Company and Smoke entered into a $750,000 term loan (the “Term Loan”) with the Lender pursuant to a Credit Card Receivables Advance Agreement, dated August 16, 2013, by and among them (the “Term Agreement”).

The Term Loan matures on August 15, 2014 (or earlier generally upon termination of the Factoring Agreement), is payable from the Company’s and Smoke’s current and future merchant credit card receivables at the annual rate of 16% subject to the Lender retaining a daily fixed amount of $3,346 from the daily collection of the merchant credit card receivables and is secured by a security interest in substantially all of the Company’s assets. The Company used the proceeds of the Term Loan for general working capital purposes.

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

At December 31, 2013 the Company had $478,847 of borrowings outstanding under the Term Loan. During the year ended December 31, 2013, the Company recorded $44,769 in interest expense for the Term Loan and this amount is included in interest expense in the accompanying consolidated statements of operations.

The Company’s Chief Executive Officer and Chief Financial Officer have personally guaranteed performance of certain of the Company’s obligations under the Factoring Agreement and the Term Agreement. In consideration of the Company’s Chief Financial Officer providing the personal guarantee, the Company has agreed to amend his employment agreement as described in Note 9.

Note 6. STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred Stock

The Company’s amended and restated articles of incorporation authorizes the Company’s Board of Directors to issue up to 1,000,000 shares of “blank check” preferred stock, having a $.001 par value, in one or more series without stockholder approval. Each such series of preferred stock may have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as determined by the Company’s Board of Directors. At December 31, 2013 and 2012, no shares of preferred stock were issued or outstanding.

Issuance of Common Stock

On March 15 and June 15, 2013, the Company issued a total of 20,000 shares of common stock, pursuant to a consultancy agreement dated March 4, 2013. The Company terminated this consultancy agreement effective June 2013. Prior to termination of the agreement, the Company had agreed to issue on a quarterly basis common stock as compensation for services provided thereunder. The Company determined that the fair value of the common stock issued was more readily determinable than the fair value of the services provided. Accordingly, the Company recorded the fair market value of the stock as compensation expense. The Company valued the shares issued on March 15 and June 15, 2013 shares at $29,500 and $57,500, respectively, based on closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, on March 15 and June 15, 2013, respectively. During the year ended December 31, 2013, the Company recognized stock-based compensation expense in the amount of $87,000, which is included as part of selling, general and administrative expense in the accompanying consolidated statements of operations.

Private Placement of Common Stock

On October 22, 2013, the Company entered into a purchase agreement (the “Purchase Agreement”) with various institutional and individual accredited investors and certain of its officers and directors to raise gross proceeds of $10 million in a private placement of 3,333,338 shares of its common stock at a per share price of $3.00 (the “Private Placement”).

On October 29, 2013, the Company completed the Private Placement. The Company received net proceeds from the Private Placement of approximately $9.1 million, after paying placement agent fees and estimated offering expenses, which the Company will use to fund its growth initiatives and for working capital purposes.

Roth Capital Partners, LLC acted as the exclusive placement agent for the Private Placement and, as compensation therefor, the Company paid Roth Capital Partners, LLC placement agent fees of approximately $579,000 and issued to them a common stock purchase warrant to purchase up to 192,970 shares of the Company’s common stock at an initial exercise price of $3.30 per share. The warrant is immediately exercisable and expires on October 28, 2018. The exercise price and number of shares of common stock issuable under the warrant are subject to anti-dilutive adjustments for stock splits, stock dividends, recapitalizations and similar transactions. At any time the warrant may be exercised by means of a “cashless exercise” and the Company will not receive any proceeds at such time.

In conjunction with completion of the Private Placement, on October 29, 2013, the holders of the Company’s approximately $1.7 million of outstanding senior convertible notes, some of whom are officers and directors of the Company, converted in full all of these senior convertible notes into approximately 780,000 shares of the Company’s common stock, whereupon all of these senior convertible notes were fully extinguished and cease to be outstanding. See Note 8.

Pursuant to the Purchase Agreement, concomitantly with completion of the Private Placement, the Company entered into a registration rights agreement with the investors (other than its participating officers and directors), pursuant to which the Company filed a shelf registration statement on Form S-1 (“Form S-1 Registration Statement”) with the Securities and Exchange Commission (“SEC”) registering for resale by the investors (other than the Company’s participating officers and directors) the shares of Company common stock purchased by them in the Private Placement. The Form S-1 Registration Statement was declared effective by the SEC on January 27, 2014. If the Form S-1 Registration Statement is not effective for resales for more than 20 consecutive days or more than 45 days in any 12 month period during the registration period (i.e., the earlier of the date on which the shares have been sold or are eligible for sale under SEC Rule 144 without restriction), the Company is required to pay the investors (other than the Company’s participating officers and directors) liquidated damages in cash equal to 1.5% of the aggregate purchase price paid by the investors (other than the Company’s participating officers and directors) for the shares for every 30 days or portion thereof until the default is cured. The liquidated damages could be as much as $144,728 for every 30 days or portion thereof until the default is cured.

Under the terms of the Purchase Agreement, the Company:

•	Amended its existing equity incentive plan on November 20, 2013 to reduce the number of shares of its common stock reserved and available for issuance under the plan to 1.8 million from 8 million.

•	Subject to the reasonable approval of the investors, Special Situations Fund III QP, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P., which are affiliates of AWM Investment Company (collectively, the “SSF Investors”), effected a reverse stock split of its common stock at a ratio of 1-for-5, which became effective in the marketplace at the opening of business December 27, 2013.

•	Reincorporated to the State of Delaware effective on December 31, 2013.

•	Is required no later than April 27, 2014 to reconstitute its board of directors so that as so reconstituted, the board of directors will consist of not less than five members, a majority of whom are each required to qualify as an “independent director” as defined in NASDAQ Marketplace Rule 5605(a)(2) and the related NASDAQ interpretative guidance. So long as the SSF Investors beneficially own at least 50% of the shares of the Company’s common stock purchased by them in the Private Placement, the SSF Investors have the right to appoint one member to the Company’s board who qualifies as an independent director as defined by such rule and guidance; and

•	Is required no later than July 29, 2014 to list its common stock on The NASDAQ Capital Market and up until such time as the listing is accomplished the Company is required to comply with all NASDAQ rules (other than NASDAQ’s board composition, board committee, minimum bid price and similar listing requirements), such as holding annual meetings and the timely filing of proxy statements.

All of the warrants issued in conjunction with the convertible notes described in Note 8 and the Private Placement were evaluated in accordance with ASC 815 and were determined to be equity instruments. The Company estimated the fair value of these Warrants using the Black-Scholes-Merton valuation model. The significant assumptions which the Company used to measure their respective fair values included stock prices ranging from $1.00 to $3.50 per share, expected terms of 5 years, volatility ranging from 30.3% to 51.4%, risk free interest rates ranging from 0.71% to 0.90%, and a dividend yield of 0.0%

Warrants

A summary of warrant activity for the years ended December 31, 2013 and 2012 is presented below:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	—	$—
Warrant granted	10,677	1.08
Warrants exercised	—	—
Warrants forfeited or expired	—	—

Outstanding at December 31, 2012	10,677	1.08
Warrants granted	204,943	3.34
Warrants exercised	—	—
Warrants forfeited or expired	—	—

Outstanding at December 31, 2013	215,620	$3.23	5.0	$1,276,665

Exercisable at December 31, 2013	215,620	$3.23	5.0	$1,276,665

Equity Incentive Plan

There are 1,800,000 shares of our common stock reserved for issuance under our Equity Incentive Plan (after giving effect to the reduction of the number of shares reserved and available for issuance thereunder and the 1-for-5 reverse stock split, each as implemented in accordance with the Purchase Agreement governing the Private Placement), which was duly adopted by our stockholders on November 24, 2009. The Plan provides for the granting of incentive stock options to employees, the granting of non-qualified stock options to employees, non-employee directors and consultants, and the granting of restricted stock to employees, non-employee directors and consultants in connection with their retention and/or continued employment by the Company. Options issued under the Plan generally have a ten-year term and generally become exercisable over a four-year period. Shares subject to awards that expire unexercised or are forfeited or terminated will again become available for issuance under the Plan. No participant in the Equity Incentive Plan can receive option grants and/or restricted shares for more than 20% of the total shares subject to the Plan.

Stock-Based Compensation

During the years ended December 31, 2013 and 2012, the Company recognized stock-based compensation expense, for the vesting of stock options, of $48,239 and $46,089, respectively. Stock-based compensation expense is included as part of selling, general and administrative expense in the accompanying consolidated statements of operations. The amounts relate to the granting of options to employees and consultants to purchase 48,600 shares of the Company’s common stock with an exercise price of $1.875 per share in January 2010 which vest in 4 equal annual installments valued at $46,899; the granting of options to the Company’s Chief Financial Officer to purchase 40,000 shares of the Company’s common stock with an exercise price of $1.00 per share in February 2012 which vest in 36 monthly installments valued at $20,000; the granting of options to employees and consultants to purchase 45,600 shares of the Company’s common stock with an exercise price of $1.15 per share in March 2012 which vest in 4 equal annual installments valued at $25,992; the granting of options to an employee who has since become the Company’s Chief Operating Officer to purchase 20,000 shares of the Company’s common stock with an exercise price of $1.15 per share in March 2012 which vest in 4 equal annual installments valued at $11,400; the granting of options to consultants to purchase 30,000 shares of the Company’s common stock with an exercise price of $1.00 per share in September 2012 which vest in 4 equal annual installments valued at $17,850; the granting of options to the Company’s Chief Operating Officer to purchase 20,000 shares of the Company’s common stock with an exercise price of $1.25 per share in December 2012 which vest in 36 monthly installments valued at $14,800; the granting of options to an employee to purchase 10,000 shares of the Company’s common stock with an exercise price of $4.35 per share in November 2013 which vest in 3 equal annual installments valued at $25,900; and the granting of options to employees to purchase 31,200 shares of the Company’s common stock with an exercise price of $4.35 per share in November 2013 which vest in 4 equal annual installments valued at $80,808.

As of December 31, 2013, 963,311 common stock options that were granted were vested and 156,189 common stock options were unvested. At December 31, 2013 and 2012, the amount of unamortized stock-based compensation expense on unvested stock options granted to employees and consultants was $150,037 and $122,592, respectively. The unamortized amounts will be amortized over the remaining vesting period through September 30, 2016.

The Company accounts for share-based awards exchanged for employee services at the estimated grant date fair value of the award. Compensation expense includes the impact of an estimate for forfeitures for all stock options.

Options outstanding at December 31, 2013 under the various plans are as follows (in thousands):

Plan	Total Number of Options Outstanding in Plans
Equity compensation plans not approved by security holders	900
Equity Incentive Plan	219

1,119

The Company estimated the fair value of employee stock options using the Black-Scholes-Merton option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The expected term of such stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by SAB 107 for “plain vanilla” options. The expected stock price volatility for the Company’s stock options was determined by examining the historical volatilities for industry peers and using an average of the historical volatilities of the Company’s industry peers as well as the trading history for the Company’s common stock. The Company will continue to analyze the stock price volatility and expected term assumptions as more data for the Company’s common stock and exercise patterns becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. For the years ended December 31, 2013 and 2012, the Company’s estimated forfeiture rate utilized ranged from 0.01% to 0.05%.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Years Ended December 31,
	2013	2012
Expected term	6.3 - 10 years	6.3 - 10 years
Risk free interest rate	2.62%	1.39% - 1.72%
Dividend yield	0.0%	0.0%
Expected volatility	46.3%	48% - 52%

A summary of activity under all option Plans for the years ended December 31, 2013 and 2012 is presented below (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,027	$2.21
Options granted	170	1.10
Options exercised	—	—
Options forfeited or expired	(65)	1.85

Outstanding at December 31, 2012	1,132	2.06
Options granted	41	4.35
Options exercised	(43)	1.57
Options forfeited or expired	(11)	1.27

Outstanding at December 31, 2013	1,119	$2.17	6.89	$7,815

Exercisable at December 31, 2013	963	$2.19	6.26	$6,706

Options available for grants at December 31, 2013	1,537

Earnings (Loss) Per Share

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

The following table reconciles the numerator and denominator for the calculation:

	For the years ended December 31,
	2013	2012
Net income (loss) - basic	$801,352	$(1,920,972)

Denominator – basic:
Weighted average number of common shares outstanding	12,818,487	12,037,597

Basic earnings (loss) per common share	$0.06	$(0.16)

Net income (loss) - diluted	$801,352	$(1,920,972)

Denominator – diluted:
Basic weighted average number of common shares outstanding	12,818,487	12,037,597
Weighted average effect of dilutive securities:
Common share equivalents of outstanding stock options	349,428	—
Common share equivalents of outstanding warrants	18,450	—

Diluted weighted average number of common shares outstanding	13,186,365	12,037,597

Diluted earnings (loss) per common share	$0.06	$(0.16)

Securities excluded from the weighted outstanding calculation because their inclusion would have been antidilutive:
Convertible debt	—	323,357
Stock options	6,434	1,132,400
Warrants	4,089	10,676

Note 7. INCOME TAXES

The income tax (benefit) provision consists of the following:

	For the Years ended December 31,
	2013	2012
Current:
Federal	$337,016	$(383,861)
State and local	29,344	(2,987)
Utilization of net operating loss carryforward	(346,783)	—

	19,577	(386,848)

Deferred:
Federal	202,531	(283,944)
State and local	34,178	(117,722)

	236,709	(401,666)
Change in valuation allowance	(781,077)	322,573

	(544,368)	(79,093)

Income tax provision (benefit)	$(524,791)	$(465,941)

The following is a reconciliation of the expected tax expense (benefit) on the U.S. statutory rate to the actual tax expense (benefit) reflected in the accompanying statement of operations:

	For the Years Ended December 31,
	2013	2012
U.S. federal statutory rate	34.00%	(34.00%)
State and local taxes, net of federal benefit	3.63%	(3.63%)
Amortization of debt discount	13.95%	—
Debt conversion inducement	40.76%	—
Net operating loss tax adjustment	(9.65%)	—
Other permanent differences	3.00%	(0.58%)
Alternative minimum tax	6.97%	—
Deferred tax adjustment	—	3.07%
Change in valuation allowance	(282.42%)	15.62%

Income tax provision (benefit)	(189.76%)	(19.52%)

As of December 31, 2013 and 2012, the Company’s deferred tax assets and liabilities consisted of the effects of temporary differences attributable to the following:

	Years Ended December 31,
	2013	2012
Current deferred tax assets:
Net operating loss carryforwards	$169,404	$222,130
Stock-based compensation expense	442,813	—
Alternative minimum tax credit carryforwards	19,283	—
Reserves and allowances	97,587	28,599
Inventory	59,320	19,407
Accrued expenses and deferred income	8,824	9,670
Charitable contributions	1,317	1,317

Total current deferred tax assets	798,548	281,123
Valuation allowance	—	(3,808)

Total current deferred tax assets, net of valuation allowance	798,548	277,315
Current deferred tax liabilities:
Section 481 (a) adjustment	(24,450)	(48,900)
Property and equipment	(7,600)	(6,285)

Total deferred tax liabilities	(32,050)	(55,185)

Net current deferred tax assets	766,498	222,130

Non-current deferred tax assets:
Net operating loss carryforwards	—	301,422
Stock-based compensation expense	—	475,847

Total non-current deferred tax assets	—	777,269
Valuation allowance	—	(777,269)

Total non-current deferred tax assets, net of valuation allowance	—	—

Net deferred tax assets	$766,498	$222,130

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management has determined that a valuation allowance of $0 and $781,077 at December 31, 2013 and 2012, respectively, is necessary to reduce the deferred tax assets to the amounts that will more likely than not be realized. Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax assets may be necessary.

At December 31, 2013 the Company had U.S. federal and state net operating loss carryforwards (“NOLS”) of $251,269 and $1,526,482, respectively. At December 31, 2012, the Company had U.S. federal and state NOLs of $1,215,417 and $2,49,630, respectively. These NOLs expire in 2033. Utilization of our NOLS may be subject to annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by section 382 of the Internal Revenue Service Code of 1986, as amended, as well as similar state provisions.

As required by the provisions of ASC 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of NOL or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

If applicable, interest costs and penalties related to unrecognized tax benefits are required to be calculated and would be classified as interest and penalties in general and administrative expense in the statement of operations. As of December 31, 2013 and 2012, no liability for unrecognized tax benefit was required to be reported. No interest or penalties were recorded during the years ended December 31, 2013 and 2012. The Company does not expect any significant changes in its unrecognized tax benefits in the next year. The Company files U.S. federal and state income tax returns. As of December 31, 2013, the Company’s U.S. and state tax returns remain subject to examination by tax authorities beginning with the tax return filed for the year ended December 31, 2010.

Note 8. NOTES PAYABLE TO RELATED PARTIES AND A SHAREHOLDER

Senior Convertible Notes Payable to Related Parties

On June 19, 2012, the Company entered into securities purchase agreements with Kevin Frija, its Chief Executive Officer, Harlan Press, its Chief Financial Officer, and Doron Ziv, a greater than 10% stockholder of the Company, pursuant to which Messrs. Frija, Press and Ziv purchased from the Company (i) $300,000 aggregate principal amount of the Company’s senior convertible notes (the “$300,000 Senior Convertible Notes”) and (ii) common stock purchase warrants to purchase up to an aggregate of 9,303 shares of the Company’s common stock.

The $300,000 Senior Convertible Notes, as amended (as described below), bear interest at 18% per annum, provide for cash interest payments on a monthly basis, mature on June 18, 2015 and are convertible into shares of the Company’s common stock at the option of the holders at an initial conversion price of $1.065 per share (which represents 110% of the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding June 19, 2012) subject to certain anti-dilution protection and are senior unsecured obligations of the Company.

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

In conjunction with completion of the Private Placement, on October 29, 2013, the holders of $300,000 of outstanding senior convertible notes, converted in full all of these senior convertible notes into 281,691 shares of our common stock, whereupon all of these senior convertible notes were fully extinguished and cease to be outstanding.

On September 28, 2012, the Company entered into a securities purchase agreement with Kevin Frija, its Chief Executive Officer, pursuant to which Mr. Frija purchased from the Company (i) a $50,000 principal amount senior convertible note of the Company (the “$50,000 Senior Convertible Note”) and (ii) common stock purchase warrants to purchase up to an aggregate of 1,374 shares of the Company’s common stock.

The $50,000 Senior Convertible Note, as amended (as described below), bears interest at 18% per annum, provides for cash interest payments on a monthly basis, matures on September 28, 2015 and is convertible into shares of the Company’s common stock at the option of the holder at an initial conversion price of $1.20 per share (which represents 110% of the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding September 27, 2012) subject to certain anti-dilution protection and is a senior unsecured obligation of the Company.

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

In conjunction with completion of the Private Placement, on October 29, 2013, the holder of $50,000 of outstanding senior convertible notes, converted in full all of the senior convertible notes into 41,667 shares of our common stock, whereupon all of these senior convertible notes were fully extinguished and cease to be outstanding.

The Company recorded $3,902 as debt discount on the principal amount of the $300,000 Senior Convertible Notes issued on June 19, 2012 and $368 as debt discount on the principal amount of the $50,000 Senior Convertible Note issued on September 28, 2012 due to the valuation of the common stock purchase warrants issued in conjunction therewith. The debt discount applicable to each of the $300,000 Senior Convertible Notes and the $50,000 Senior Convertible Note was amortized, using the straight-line method, over the life of the $300,000 Senior Convertible Notes and $50,000 Senior Convertible Note, until October 29, 2013 when the $300,000 Senior Convertible Notes and the $50,000 Senior Convertible Note, were converted in full into shares of common stock of the Company. The remaining unamortized debt discount was expensed at the time of the conversion. The $300,000 Senior Convertible Notes and the $50,000 Senior Convertible Note are presented on a combined basis net of their respective debt discounts. During the year ended December 31, 2013, the Company recorded $3,530 in amortization expense related to the debt discount, which is included on a combined basis in interest expense in the accompanying consolidated statements of operations.

On July 9, 2013, the Company entered into securities purchase agreements with Ralph Frija, the father of the Company’s Chief Executive Officer Kevin Frija and a less than 5% stockholder of the Company, Philip Holman, the father of the Company’s President Jeffrey Holman and a less than 5% stockholder of the Company, and Angela Vaccaro, the Company’s Controller, pursuant to which Messrs. Frija and Holman and Ms. Vaccaro (each, a “Purchaser”) purchased from the Company (i) $350,000 aggregate principal amount of the Company’s senior convertible notes (the “$350,000 Senior Convertible Notes”) and (ii) common stock purchase warrants to purchase up to an aggregate of 3,373 shares of the Company’s common stock (the “Warrants”) allocable among such Purchasers as follows:

•	Ralph Frija purchased a Convertible Note in the principal amount of $200,000 and a Warrant to purchase up to 1,927 shares of the Company’s common stock (which number of shares represents the quotient obtained by dividing (x) $10,000 (5% of the $200,000 principal amount of the Convertible Note) by (y) $5.19 (the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding July 9, 2013));

•	Philip Holman purchased a Convertible Note in the principal amount of $100,000 and a Warrant to purchase up to 964 shares of the Company’s common stock (which number of shares represents the quotient obtained by dividing (x) $5,000 (5% of the $100,000 principal amount of the Convertible Note) by (y) $5.19 (the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding July 9, 2013)); and

•	Ms. Vaccaro purchased a Convertible Note in the principal amount of $50,000 and a Warrant to purchase up to 482 shares of the Company’s common stock (which number of shares represents the quotient obtained by dividing (x) $2,500 (5% of the $50,000 principal amount of the Convertible Note) by (y) $5.19 (the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding July 9, 2013)).

The Convertible Notes issued on July 9, 2013 bear interest at 18% per annum, provide for cash interest payments on a monthly basis, mature on July 8, 2016, are redeemable at the option of the holders at any time after July 8, 2014, subject to certain limitations, are convertible into shares of the Company’s common stock at the option of the holders at an initial conversion price of $5.71 per share (which represents 110% of the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding July, 9, 2013) subject to certain anti-dilution protection and are senior unsecured obligations of the Company.

In conjunction with completion of the Private Placement, on October 29, 2013, the conversion price was reduced to $3.00 per share inducing the holders of $350,000 Senior Convertible Notes to fully convert all of these senior convertible notes into 116,668 shares of our common stock, whereupon all of these senior convertible notes were fully extinguished and cease to be outstanding. During the year ended December 31, 2013, the Company recorded $246,375 in induced conversion expense related to the reduction in the conversion price for the $350,000 Senior Convertible Notes. The induced conversion expense is included in other expense in the accompanying consolidated statements of operations.

The Company recorded $4,550 as debt discount on the principal amount of the $350,000 Senior Convertible Notes issued on July 9, 2013 due to the valuation of the Warrants issued in conjunction therewith. Additionally, as a result of issuing the Warrants with the $350,000 Senior Convertible Notes, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $3,937, at the time of issuance provided to the holders of the Notes. The debt discounts applicable to the $350,000 Senior Convertible Notes was amortized, using the straight-line method, over the life of the $350,000 Senior Convertible Notes, until October 29, 2013 when the $350,000 Senior Convertible Notes were converted in full into shares of common stock of the Company. The remaining unamortized debt discounts was expensed at the time of the conversion. During the year ended December 31, 2013, the Company recorded $4,550 and $3,937 in amortization expense related to the debt discounts and the beneficial conversion option, respectively. The amortization expense related to the debt discounts and the beneficial conversion option is included in interest expense in the accompanying consolidated statements of operations.

The Warrants issued on July 9, 2013 are exercisable at initial exercise prices of $5.71 per share (which represents 110% of the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding July 9, 2013) subject to certain anti-dilution protection and may be exercised at the option of the holders for cash or on a cashless basis until July 8, 2018.

On July 11, 2013, the Company and Ms. Vaccaro entered into another Securities Purchase Agreement pursuant to which she purchased (i) a Convertible Note in the principal amount of $75,000 (the “$75,000 Senior Convertible Note”) and (ii) a Warrant to purchase up to 718 shares of the Company’s common stock (which number of shares represents the quotient obtained by dividing (x) $3,750 (5% of the $75,000 principal amount of the Convertible Note) by (y) $5.227 (the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding July 11, 2013)).

The Convertible Note issued on July 11, 2013 is the same as the Convertible Notes issued on July 9, 2013 except that it matures on July 10, 2016, it is redeemable on July 10, 2014 and its initial conversion price is $5.75 per share. The Warrant issued on July 11, 2013 is the same as the Warrants issued on July 9, 2013 except that its initial exercise price is $5.75 per share and it is exercisable until July 10, 2018.

In conjunction with completion of the Private Placement, on October 29, 2013, the conversion price was reduced to $3.00 per share inducing the holder of the $75,000 Senior Convertible Note to fully convert all of these senior convertible notes into 25,000 shares of our common stock, whereupon all of these senior convertible notes were fully extinguished and cease to be outstanding. During the year ended December 31, 2013, the Company recorded $53,202 in induced conversion expense related to the reduction in the conversion price for the $75,000 Senior Convertible Note. The induced conversion expense is included in other expense in the accompanying consolidated statements of operations.

The Company recorded $825 as debt discount on the principal amount of the $75,000 Senior Convertible Note issued on July 11, 2013 due to the valuation of the Warrant issued in conjunction therewith. The debt discount applicable to the $75,000 Senior Convertible Note was amortized, using the straight-line method, over the life of the $75,000 Senior Convertible Note, until October 29, 2013 when the $75,000 Senior Convertible Note was converted in full into shares of common stock of the Company. The remaining unamortized debt discounts was expensed at the time of the conversion. During the year ended December 31, 2013, the Company recorded $825 in amortization expense related to the debt discount, and is included in interest expense in the accompanying consolidated statements of operations.

The $300,000 Senior Convertible Notes, as amended, the $50,000 Senior Convertible Note, as amended, the $350,000 Senior Convertible Notes, and the $75,000 Senior Convertible Note did not restrict the Company’s ability to incur future indebtedness.

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

The Senior Note, as amended (as described below), bears interest at 24% per annum, provides for cash principal and interest payments on a monthly basis, is a senior unsecured obligation of the Company, matures on April 22, 2016, is convertible into shares of the Company’s common stock at the option of the holder at an initial conversion price of $2.577 per share (which represents 110% of the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding April 30, 2013) subject to certain anti-dilution protection and is a senior unsecured obligation of the Company.

Initially, this Senior Note provided for only cash interest payments on a monthly basis, matured at the discretion of the Company on the earlier of (x) the date on which the Company consummated a single or series of related financings from which it received net proceeds in excess of 125% of the initial principal amount of the Senior Note or (y) January 8, 2013 and was not convertible at the option of the holder into shares of the Company’s common stock. On November 13, 2012, the Company and the above named holder of the $500,000 Senior Note amended the Note to extend its maturity date for payment from January 8, 2013 to January 8, 2014. On April 30, 2013, the Company and the above named holder of the Senior Note further amended the Note to provide for cash principal and interest payments on a weekly basis, extend the maturity date for payment to April 22, 2016 and make the Note convertible into shares of the Company’s common stock at the option of the holder at an initial conversion price of $2.577 per share (which represents 110% of the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding April 30, 2013) subject to certain anti-dilution protection.

In conjunction with completion of the Private Placement, on October 29, 2013, the holder of the Senior Note, converted the outstanding balance of $429,487 of the Senior Convertible Note into 166,662 shares of our common stock, whereupon all of these senior convertible notes were fully extinguished and cease to be outstanding.

The Senior Note, as amended, did not restrict the Company’s ability to incur future indebtedness.

Senior Convertible Note Payable

On January 29, 2013, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Robert John Sali, pursuant to which Mr. Sali purchased from the Company (i) a $500,000 principal amount senior convertible note of the Company (the “2013 Convertible Note”) and (ii) common stock purchase warrants to purchase up to an aggregate of 8,142 shares of the Company’s common stock (the “Warrant”) (which number of shares represents the quotient obtained by dividing (x) $25,000 (5% of the $500,000 principal amount of the 2013 Convertible Note) by (y) $3.07 (the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding January 29, 2013)). The Company generated aggregate proceeds of $500,000 from the sale of these securities pursuant to the Securities Purchase Agreement. The Company used such proceeds for working capital purposes.

The 2013 Convertible Note bears interest at 18% per annum, provides for cash interest payments on a monthly basis, matures on January 28, 2016, is redeemable at the option of the holder at any time after January 28, 2014 subject to certain limitations, is convertible into shares of the Company’s common stock at the option of the holder at an initial conversion price of $3.3775 per share (which represents 110% of the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding January 29, 2013) subject to certain anti-dilution protection and is a senior unsecured obligation of the Company. The 2013 Convertible Note does not restrict the Company’s ability to incur future indebtedness.

In conjunction with completion of the Private Placement, on October 29, 2013, the holder of 2013 Convertible Note, converted in full all of the 2013 Convertible Note into 148,039 shares of the Company’s common stock, whereupon all of these 2013 Convertible Notes were fully extinguished and cease to be outstanding.

The Warrant is exercisable at initial exercise price of $3.3775 per share (which represents 110% of the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding January 29, 2013) subject to certain anti-dilution protection and may be exercised at the option of the holder for cash or on a cashless basis until January 28, 2018.

The Company recorded $10,131 as debt discount on the principal amount of the 2013 Senior Convertible Note issued on January 29, 2013 due to the valuation of the Warrant issued in conjunction therewith. Additionally, as a result of issuing the Warrant with the 2013 Senior Convertible Note, a beneficial conversion option was recorded as a debt discount reflecting the incremental conversion option intrinsic value benefit of $79,527, at the time of issuance provided to the holder of the Note. The debt discounts applicable to the 2013 Convertible Note was amortized, using the straight-line method, over the life of the 2013 Convertible Note, until October 29, 2013 when the 2013 Convertible Note was converted in full into shares of common stock of the Company. The remaining unamortized debt discounts was expensed at the time of the conversion. During the year ended December 31, 2013, the Company recorded $10,131 and $79,527 in amortization expense related to the debt discounts and the beneficial conversion option, respectively. The amortization expense related to the debt discounts and the beneficial conversion option is included in interest expense in the accompanying consolidated statements of operations.

Note 9. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its Florida office and warehouse facilities under a twenty-four month lease agreement with an initial term through April 30, 2013 that the Company extended in March 2013 when it exercised the first of three successive one-year renewal options. The lease provides for annual rental payments of $144,000 per annum (including 45 days of total rent abatement) during the initial twenty-four month term and annual rental payments of $151,200, $158,760 and $174,636 during each of the three one-year renewal options. In October 2013, the Company amended the master lease to include an additional approximately 2,200 square feet for an additional annual rental payment of $18,000 subject to the same renewal options and other terms and conditions set forth in the master lease.

The remaining minimum annual rents for the years ending December 31 are:

2014	$56,400

Total	$56,400

Rent expense for the years ended December 31, 2013 and 2012 was $162,498 and $152,640, respectively.

Employment Agreements

On October 1, 2009, the Company entered into an employment agreement with Kevin Frija to serve as its Chief Executive Officer and Director. The agreement provided for the payment of $72,000 in annual base salary, a one-time bonus of $48,000 payable ratably over a twelve (12) month period and a stock option award to purchase up to 180,000 shares of the Company’s common stock which vested monthly on a pro-rata basis over twelve (12) months, and are exercisable at $2.25 per share. The agreement expired on September 10, 2010 and the Company has continued to employ Mr. Frija as its Chief Executive Officer on an at-will basis. Mr. Frija also served as the Company’s Chief Financial Officer from October 1, 2009 until February 29, 2012. Effective February 29, 2012, Mr. Frija resigned as the Company’s Chief Financial Officer as a result of the Company’s appointment of Harlan Press as the Company’s Chief Financial Officer as described below.

On February 27, 2012, the Company entered into a new employment agreement with Mr. Frija pursuant to which Mr. Frija will continue being employed as Chief Executive Officer and also be employed as President of the Company for a term that shall begin on January 1, 2012, and, unless sooner terminated as provided therein, shall end on December 31, 2014; provided that such term of employment shall automatically extend for successive one-year periods unless either party gives at least six months’ advance written notice of its intention not to extend the term of employment. Mr. Frija will receive a base salary of $144,000, increasing to $150,000 and $159,000, respectively, for the second and third years of the Agreement. The Company paid Mr. Frija a one-time cash retention bonus in the amount of $10,500 before June 30, 2012. Mr. Frija shall be eligible to participate in the Company’s annual performance based bonus program, as the same may be established from time to time by the Company’s Board of Directors in consultation with Mr. Frija for executive officers of the Company. In addition, the Company may terminate Mr. Frija’s employment at any time, with or without cause (as defined in the employment agreement), and Mr. Frija may terminate his employment with the Company without or for good reason (as defined in the employment agreement), provided that termination by either party is subject to advance written notice and, in most instances, the satisfaction of other conditions. Under the employment agreement, in the event Mr. Frija’s employment is terminated by the Company without cause or by Mr. Frija for good reason, Mr. Frija will be entitled to receive severance benefits equal to three months of his base salary for each year of service. Mr. Frija’s employment agreement also contains term and post-termination non-solicitation, confidentiality and non-competition covenants.

As noted above, effective February 29, 2012, Mr. Harlan Press was appointed as Chief Financial Officer of the Company in connection with his entry into an employment agreement with the Company, the terms and conditions of which are summarized below.

On February 27, 2012, the Company entered into the aforesaid employment agreement with Mr. Press pursuant to which Mr. Press will be employed as Chief Financial Officer of the Company for a term that began on February 29, 2012, and, unless sooner terminated as provided therein, shall end on February 28, 2015; provided that such term of employment shall automatically extend for successive one-year periods unless either party gives at least six months’ advance written notice of its intention not to extend the term of employment. Mr. Press will receive a base salary of $175,000, increasing to $181,000 and $190,000, respectively, for the second and third years of the employment agreement. Mr. Press shall be eligible to participate in the Company’s annual performance based bonus program, as the same may be established from time to time by the Company’s Board of Directors in consultation with Mr. Press for executive officers of the Company.

In addition, the Company may terminate Mr. Press’ employment at any time, with or without cause (as defined in the employment agreement), and Mr. Press may terminate his employment with the Company without or for good reason (as defined in the employment agreement), provided that termination by either party is subject to advance written notice and, in most instances, the satisfaction of other conditions. Under the employment agreement, in the event Mr. Press’ employment is terminated by the Company without cause or by Mr. Press for good reason, Mr. Press will be entitled to receive severance benefits equal to three months of his base salary for each year of service. In addition, Mr. Press will receive a 10-year option to purchase 40,000 shares of the Company’s common stock at an exercise price of $1.00 per share, equal to the fair market value and an aggregate grant date fair value of $0.50 per share, vesting monthly at the rate of approximately 1,111 per month. Mr. Press’ employment agreement also contains term and post-termination non-solicitation, confidentiality and non-competition covenants.

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

In addition, the Company may terminate Mr. Santi’s employment at any time, with or without cause (as defined in the employment agreement), and Mr. Santi may terminate his employment with the Company without or for good reason (as defined in the employment agreement), provided that termination by either party is subject to advance written notice and, in most instances, the satisfaction of other conditions. Under the employment agreement, in the event Mr. Santi’s employment is terminated by the Company without cause or by Mr. Santi for good reason, Mr. Santi will be entitled to receive severance benefits equal to two months of his base salary for each year of service. In addition, Mr. Santi will receive a 10-year option to purchase up to 20,000 shares of the Company’s common stock at an exercise price of $1.25 per share, equal to the fair market value and an aggregate grant date fair value of $0.74 per share, vesting monthly at the rate of 555.6 per month. Mr. Santi’ employment agreement also contains term and post-termination non-solicitation, confidentiality and non-competition covenants.

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

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of our business. There were no pending material claims or legal matters as of the date of this report other than one of the two following matters.

On May 15, 2011, the Company became aware that Ruyan Investment (Holdings) Limited (“Ruyan”) had named the Company, along with three other sellers of electronic cigarettes in a lawsuit alleging patent infringement under federal law. In that lawsuit, which was initially filed on January 12, 2011, Ruyan was unsuccessful in bringing suit against the Company due to procedural rules of the court. Subsequent thereto, on July 29, 2011, Ruyan filed a new lawsuit in which it named the Company, along with seven other sellers of electronic cigarettes, alleging patent infringement under federal law. The lawsuit is Ruyan Investment (Holdings) Limited vs. Vapor Corp. et. al.2:11 CV-06268-GAF-FFM and is pending in the United States District Court for the Central District of California. On September 23, 2011, the Company filed an answer and counterclaims against Ruyan in the lawsuit. A joint scheduling conference among the parties occurred on January 9, 2012. On February 6, 2012, the Court sent out its final Scheduling Order and established a trial date of June 25, 2013. On February 27, 2012, Ruyan served its Infringement Contentions against the Company claiming that the Company’s Fifty-One Trio model of electronic cigarette infringes their patent. On March 1, 2013, the Company and Ruyan settled this multi-defendant federal patent infringement lawsuit as to them pursuant to a settlement agreement by and between them. Under the terms of the settlement agreement:

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

Purchase Commitments

At December 31, 2013 and 2012, the Company has vendor deposits of $782,363 and $279,062, respectively, and vendor deposits are included as a component of prepaid expenses and vendor deposits on the consolidated balance sheets included herewith.

Note 10. CONCENTRATION OF CREDIT RISK

At December 31, 2013 and 2012, accounts receivable balances included a concentration from one customer of an amount greater than 10% of the total net accounts receivable balance ($286,768 from Customer A and $172,210 from Customer B, respectively).

In the first quarter of 2012, the Company began selling electronic cigarettes in the country of Canada exclusively through a Canadian distributor. For the years ended December 31, 2013 and 2012, the Company had sales in excess of 10% to this Canadian distributor of $3,847,310 and $4,301,339, respectively. No other customer accounted for sales in excess of 10% for the years ended December 31, 2013 and 2012.

Note 11. SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements other than as set forth below.

On February 3, 2014, the Company entered into a consulting agreement (the “Consulting Agreement”) with Knight Global Services, LLC (“Knight Global”) pursuant to which the Company retained Knight Global to assist the Company with increasing awareness of its electronic cigarette brands as well as assisting the Company to expand and diversify its relationships with large retailers and national chains.

Knight Global is a wholly owned subsidiary of Knight Global, LLC of which Ryan Kavanaugh is an investor and principal. Knight Global serves as the family office for Mr. Kavanaugh. Mr. Kavanaugh is the Founder and Chief Executive Officer of Relativity, a next-generation media company engaged in multiple aspects of entertainment, including film production; financing and distribution; television; sports management; music publishing; and digital media.

Under the terms of the Consulting Agreement, the Company has issued to Mr. Kavanaugh 400,000 shares of its common stock of which 50,000 shares have vested immediately while the remaining 350,000 shares will vest in installments of 50,000 shares per quarterly period beginning on the 90th day following February 3, 2014 and each ensuing quarterly period thereafter so long as the Consulting Agreement has not been terminated and during each quarterly period Knight Global has presented the Company with a minimum of six (6) bona fide opportunities for activities specified in the Consulting Agreement that are intended to increase awareness of the Company’s electronic cigarettes. In addition, during the term of the Consulting Agreement, which is 2 years, and during an 18-month post-termination period, the Company has agreed to pay Knight Global commissions payable in cash equal to 6% of “net sales” (as defined in the Consulting Agreement) of its products to retailers introduced by Knight Global and to retailers with which the Company has existing relationships and with which Knight Global is able, based on its verifiable efforts, to increase net sales of the Company’s products.

Mr. Kavanaugh will join the Company’s Board of Directors within five (5) business after this report is filed with the SEC.

The Consulting Agreement is terminable by the Company between 181 days and 364 days after February 3, 2014 if Knight Global is not performing the consulting services in accordance with the terms of the Consulting Agreement subject to the Company providing Knight Global with written notice of non-performance and Knight Global having a 30-day cure period to cure such non-performance. In the event of such termination, in addition to delivering previously vested shares and commission payments due and owing Knight Global, 50,000 of the unvested shares subject to quarterly vesting as described above shall automatically vest and be delivered by the Company to Mr. Kavanaugh and Knight Global shall be entitled to commission payments during the 18-month post-termination period.

The Consulting Agreement is terminable by Knight Global, at any time, and the Company, after the termination period described in the preceding paragraph, for a material uncured breach of the Consulting Agreement, provided that the terminating party has provided the other party with written notice of material breach and a 30-day cure period (or longer under certain circumstances if the breach is not curable within such 30-day period and such party has initiated curative action within such 30-day period and thereafter diligently and continuously pursues such curative action until the breach has been cured). A breach by either party is not deemed to be material unless it causes economic harm to the other party. If the terminating party desires to terminate the Consulting Agreement after the notice and cure period on the basis that the other party has not cured the breach then the terminating party, within 30 days following expiration of the cure period, is required to initiate arbitration in the Delaware Court of Chancery to determine whether the other party has materially breached the Consulting Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Dania Beach, Florida this 26 day of February 2014.

VAPOR CORP.

By:	/s/ Kevin Frija
Kevin Frija
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Kevin Frija		February 26, 2014
KEVIN FRIJA	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Harlan Press		February 26, 2014
HARLAN PRESS	Chief Financial Officer (Principal Financial Officer and Accounting Officer)

/s/ Jeffery Holman JEFFREY HOLMAN	Director	February 26, 2014

/s/ Doron Ziv	Director	February 26, 2014
DORON ZIV

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

23.1	Consent of Marcum LLP relating to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-188888)*

31.1	Rule 13a14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*

*	Filed herewith.