Form 10-Q
period 2014-03-31
VAPOR CORP.
filed 2014-05-15
CIK 844856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 15, 2014, there were 16,456,911 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

VAPOR CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,109,471	$6,570,215
Due from merchant credit card processor, net of reserve for chargebacks of $2,500 and $2,500, respectively	120,280	205,974
Accounts receivable, net of allowance of $170,519 and $256,833, respectively	1,866,652	1,802,781
Inventories	4,246,067	3,321,898
Prepaid expenses and vendor deposits	1,241,985	1,201,040
Deferred tax asset, net	1,520,747	766,498

TOTAL CURRENT ASSETS	13,105,202	13,868,406
Property and equipment, net of accumulated depreciation of $31,767 and $27,879, respectively	29,592	28,685
Other assets	90,284	65,284

TOTAL ASSETS	$13,225,078	$13,962,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,417,208	$1,123,508
Accrued expenses	551,643	420,363
Term loan	297,116	478,847
Customer deposits	154,870	182,266
Income taxes payable	4,106	5,807

TOTAL CURRENT LIABILITIES	2,424,943	2,210,791

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 16,614,528 and 16,214,528 shares issued and 16,264,528 and 16,214,528 outstanding, respectively	16,614	16,214
Additional paid-in capital	13,615,934	13,115,024
Accumulated deficit	(2,832,413)	(1,379,654)

TOTAL STOCKHOLDERS’ EQUITY	10,800,135	11,751,584

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,225,078	$13,962,375

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended March 31,
	2014	2013
SALES, NET	$4,792,544	$6,360,749
Cost of goods sold	3,831,928	3,708,806

GROSS PROFIT	960,616	2,651,943

EXPENSES:
Selling, general and administrative	2,769,726	1,606,098
Advertising	367,615	851,201

Total operating expenses	3,137,341	2,457,299

Operating (loss) income	(2,176,725)	194,644

Other expense:
Interest expense	28,434	66,510

Total other expense	28,434	66,510

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	(2,205,159)	128,134
Income tax (benefit) expense	(752,400)	4,590

NET (LOSS) INCOME	$(1,452,759)	$123,544

(LOSS) EARNINGS PER COMMON SHARE – BASIC	$(0.09)	$0.01

(LOSS) EARNINGS PER COMMON SHARE – DILUTED	$(0.09)	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	16,267,750	12,038,847

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	16,267,750	12,270,668

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Net (loss) income	$(1,452,759)	$123,544
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in allowances	(86,314)	9,000
Depreciation	3,888	2,962
Amortization of debt discount	—	5,337
Stock-based compensation expense	610,414	15,605
Deferred income tax benefit	(754,249)	—
Changes in operating assets and liabilities:
Due from merchant credit card processors	85,694	181,791
Accounts receivable	22,443	(247,701)
Inventories	(924,169)	(64,062)
Prepaid expenses and vendor deposits	(40,945)	(58,109)
Other assets	(25,000)	—
Accounts payable	293,700	28,569
Accrued expenses	131,280	9,164
Customer deposits	(27,396)	(399,142)
Income taxes	(1,701)	4,590

NET CASH USED IN OPERATING ACTIVITIES	(2,165,114)	(388,452)

INVESTING ACTIVITIES:
Purchases of property and equipment	(4,795)	(8,057)

NET CASH USED IN INVESTING ACTIVITIES:	(4,795)	(8,057)

FINANCING ACTIVITIES
Offering costs	(109,104)	—
Proceeds from issuance of senior convertible note payable	—	500,000
Principal payments on term loan payable	(181,731)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(290,835)	500,000

(DECREASE) INCREASE IN CASH	(2,460,744)	103,491
CASH — BEGINNING OF PERIOD	6,570,215	176,409

CASH — END OF PERIOD	$4,109,471	$279,900

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$29,077	$53,168

Cash paid for income taxes	$3,550	$—

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Vapor Corp. (the “Company”) is the holding company for its wholly owned subsidiary Smoke Anywhere U.S.A., Inc. (“Smoke”). The Company designs, markets and distributes electronic cigarettes, vaporizers, e-liquids and accessories under the Krave®, VaporX®, Hookah Stix®, Alternacig®, Fifty-One® (also known as Smoke 51), EZ Smoker®, Green Puffer®, Americig®, Fumaré™ and Smoke Star® brands. “Electronic cigarettes” or “e-cigarettes,” designed to look like traditional cigarettes, are battery-powered products that enable users to inhale nicotine vapor without smoke, tar, ash, or carbon monoxide.

Reincorporation

The Company reincorporated to the State of Delaware from the State of Nevada effective on December 31, 2013. The reincorporation was effected in accordance with the Company’s obligation to reincorporate to the State of Delaware from the State of Nevada not later than December 31, 2013, in connection with the Company’s completion of a private placement of 3,333,338 shares of common stock at a per share price of $3.00 for gross proceeds of $10 million, which closed on October 29, 2013 (as described under “Private Placement of Common Stock” in Note 4 below).

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the condensed consolidated financial statements not misleading have been included. The condensed consolidated balance sheet at December 31, 2013 has been derived from the Company’s audited consolidated financial statements as of that date.

These unaudited condensed consolidated financial statements for the three months ended March 31, 2014 and 2013 should be read in conjunction with the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K for such year as filed with the SEC on February 26, 2014. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

Reverse Stock Split

Effective on December 27, 2013, the Company effected a reverse stock split of its common stock at a ratio of 1-for-5. As a result of the reverse stock split, the Company’s share capital was reduced to 51,000,000 shares from 251,000,000 shares, of which 50,000,000 shares are common stock and 1,000,000 shares are “blank check” preferred stock. All references in these notes and in the related condensed consolidated financial statements to number of shares, price per share and weighted average number of shares outstanding of common stock prior to the reverse stock split (including the share capital decrease) have been adjusted to reflect the reverse stock split (including the share capital decrease) on a retroactive basis, unless otherwise noted.

Note 2. SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated.

Use of estimates in the preparation of the financial statements

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of net revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include allowances, reserves and write-downs of receivables and inventory, valuing equity securities, stock-based payment arrangements, deferred taxes and valuation allowances. Certain of our estimates could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and records adjustments when necessary.

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

The Company periodically provides incentive offers to its customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases, inducement offers, such as offers for future discounts subject to a minimum current purchase, and other similar offers. Current discount offers, when accepted by the Company’s customers, are treated as a reduction to the purchase price of the related transaction, while inducement offers, when accepted by its customers, are treated as a reduction to the purchase price of the related transaction based on estimated future redemption rates. Redemption rates are estimated using the Company’s historical experience for similar inducement offers. The Company reports sales net of current discount offers and inducement offers, on its condensed consolidated statements of operations.

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

At March 31, 2014 accounts receivable balances included a concentration from two customers of an amount greater than 10% of the total net accounts receivable balance ($280,560 from Customer A and $235,947 from Customer B). At December 31, 2013 accounts receivable balances included a concentration from one customer of an amount greater than 10% of the total net accounts receivable balance ($286,768 from Customer B). As to revenues, no customers accounted for revenues in excess of 10% of the net sales for the three-month periods ended March 31, 2014 and 2013.

Inventories

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. If the cost of the inventories exceeds their market value, provisions are recorded to write down excess inventory to its net realizable value. The Company’s inventories consist primarily of merchandise available for resale.

Income Taxes

The (benefit) provision for income taxes is based on (loss) income before income tax (benefit) expense reported for financial statement purposes after adjustments for transactions that do not have tax consequences. Deferred tax assets and liabilities are realized according to the estimated future tax consequences attributable to differences between the carrying value of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates as of the date of the condensed consolidated balance sheets. The effect of a change in tax rates on deferred tax assets and liabilities is reflected in the period that includes the statutory enactment date. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management has determined that a valuation allowance is not required at March 31, 2014 and December 31, 2013, to reduce the deferred tax assets for the amounts that will likely not be realized. Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax assets may be necessary.

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

In order to determine the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter. Income tax (benefit) expense for the three months ended March 31, 2014 and 2013 was ($752,400) and $4,590, respectively. The effective tax rate for the three months ended March 31, 2014 differs from the U.S. federal statutory rate of 34% primarily due to utilization of net operating losses and certain permanent differences between tax reporting purposes and financial reporting purposes. The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. At March 31, 2014 the Company had federal and state net operating losses of $1,841,082 and $1,632,554, respectively. These net operating losses expire in 2032. Utilization of the Company’s net operating losses may be subject to annual limitation due to ownership change limitations that may have occurred or that could occur in the future with respect to the stock ownership of the Company, as required by section 382 of the Internal Revenue Service Code of 1986, as amended, as well as similar state provisions. These ownership changes may limit the amount of net operating losses that can be utilized annually to offset future taxable income and tax respectively.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board, the Emerging Issues Task Force and the SEC have issued certain accounting standards, updates and regulations as of March 31, 2014 that will become effective in subsequent periods; however, management of the Company does not believe that any of those standards, updates or regulations would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during the three months ended March 30, 2014 or 2013, and it does not believe that any of them will have a significant impact on the Company’s condensed consolidated financial statements at the time they become effective.

Note 3. FACTORING FACILITY AND TERM LOAN PAYABLE

Factoring Facility

On August 8, 2013, the Company and Smoke entered into an accounts receivable factoring facility (the “Factoring Facility”) with Entrepreneur Growth Capital, LLC (the “Lender”) pursuant to an Invoice Purchase and Sale Agreement, dated August 8, 2013, by and among them (the “Factoring Agreement”). During the three months ended March 31, 2014, the Company did not borrow under the Factoring Facility. At March 31, 2014 and December 31, 2013 the Company had no borrowings outstanding under the Factoring Facility.

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

At March 31, 2014 and December 31, 2013 the Company had $297,116 and $478,847 of borrowings outstanding under the Term Loan, respectively. During the three months ended March 31, 2014 and 2013, the Company recorded $28,434 and $0 in interest expense for the Term Loan, respectively, and this amount is included in interest expense in the accompanying condensed consolidated statements of operations.

Note 4. STOCKHOLDERS’ EQUITY

Issuance of Common Stock

On February 3, 2014, the Company entered into a consulting agreement (the “Consulting Agreement”) with Knight Global Services, LLC (“Knight Global”) pursuant to which the Company retained Knight Global to assist the Company with increasing awareness of its electronic cigarette brands as well as assisting the Company to expand and diversify its relationships with large retailers and national chains. Knight Global is a wholly owned subsidiary of Knight Global, LLC of which Ryan Kavanaugh is an investor and principal. Effective March 5, 2014, the Board of Directors of the Company elected Mr. Kavanaugh as a member of the Board of Directors in accordance with the Consulting Agreement. Knight Global serves as the family office for Mr. Kavanaugh. Mr. Kavanaugh is the Founder and Chief Executive Officer of Relativity, a next-generation media company engaged in multiple aspects of entertainment, including film production; financing and distribution; television; sports management; music publishing; and digital media.

Under the terms of the Consulting Agreement, the Company has issued to Mr. Kavanaugh 400,000 shares of its common stock, of which 50,000 shares have vested immediately while the remaining 350,000 shares will vest in installments of 50,000 shares per quarterly period beginning on the 90th day following February 3, 2014 and each ensuing quarterly period thereafter so long as the Consulting Agreement has not been terminated and during each quarterly period Knight Global has presented the Company with a minimum of six (6) bona fide opportunities for activities specified in the Consulting Agreement that are intended to increase awareness of the Company’s electronic cigarettes. In addition, during the term of the Consulting Agreement, which is 2 years, and during an 18-month post-termination period, the Company has agreed to pay Knight Global commissions payable in cash equal to 6% of “net sales” (as defined in the Consulting Agreement) of its products to retailers introduced by Knight Global and to retailers with which the Company has existing relationships and with which Knight Global is able, based on its verifiable efforts, to increase net sales of the Company’s products.

The grant date fair value of the common shares issued on February 3, 2014 was $3,080,000 based on closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, on February 3, 2014. During the three months ended March 31, 2014 and 2013, the Company recognized stock-based compensation expense, for the Consulting Agreement, in the amount of $592,300 and $0, which is included as part of selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

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

Pursuant to the Purchase Agreement, concomitantly with completion of the Private Placement, the Company entered into a registration rights agreement with the investors (other than its participating officers and directors), pursuant to which the Company filed with the SEC an initial registration statement to register for resale the 3,216,171 shares of the Company’s common stock purchased by the investors (other than the Company’s participating officers and directors). The initial registration statement was declared effective by the SEC on January 27, 2014. On March 5, 2014, the Company filed a post-effective amendment to the initial registration statement. The post-effective amendment to the initial registration statement was declared effective by the SEC on March 11, 2014. The post-effective amendment does not include 1,035,732 shares of the Company’s common stock that were previously sold under the initial registration statement. If the post-effective amendment to the initial registration statement is not effective for resales for more than 20 consecutive days or more than 45 days in any 12 month period during the registration period (i.e., the earlier of the date on which the shares have been sold or are eligible for sale under SEC Rule 144 without restriction), the Company is required to pay the investors (other than the Company’s participating officers and directors) liquidated damages in cash equal to 1.5% of the aggregate purchase price paid by the investors (other than the Company’s participating officers and directors) for the shares for every 30 days or portion thereof until the default is cured. These cash payments could be as much as $98,120 for every 30 days.

Under the terms of the Purchase Agreement, the Company:

•	Amended its existing equity incentive plan on November 20, 2013 to reduce the number of shares of its common stock reserved and available for issuance under the plan to 1.8 million from 8 million.

•	Effectuated a reverse stock split of its common stock at a ratio of 1-for-5, which became effective in the marketplace at the opening of business December 27, 2013.

•	Reincorporated to the State of Delaware effective on December 31, 2013.

•	Reconstituted its board of directors effective April 25, 2014 so that as so reconstituted, the board of directors consists of five members, a majority of whom each qualify as an “independent director” as defined in NASDAQ Marketplace Rule 5605(a)(2) and the related NASDAQ interpretative guidance (as described under “Reconstitution of the Board” in Note 6 below); and

•	Is required no later than July 29, 2014 to list its common stock on The NASDAQ Capital Market and up until such time as the listing is accomplished the Company is required to comply with all NASDAQ rules (other than NASDAQ’s board composition, board committee, minimum bid price and similar listing requirements), such as holding annual meetings and the timely filing of proxy statements.

Warrants

A summary of warrant activity for the three months ended March 31, 2014 is presented below:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	215,880	3.23
Warrants granted	—	—
Warrants exercised	—	—
Warrants forfeited or expired	—	—

Outstanding at March 31, 2014	215,880	$3.23	5.0	$727,516

Exercisable at March 31, 2014	215,880	$3.23	5.0	$727,516

Stock-based Compensation

During the three months ended March 31, 2014 and 2013, the Company recognized stock-based compensation expense in connection with the amortization of stock option expense of $18,106 and $10,688, respectively, which is included as part of selling, general and administrative expense in the accompanying condensed consolidated statements of operations. The amounts relate to the previously granted options and the granting of options during the first quarter of 2014 to a Director and to an employee to purchase 72,000 shares of the Company’s common stock with an exercise price of $8.30 per share which vest in 3 annual installments valued at $178,992.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

For Three Months Ended March 31, 2014
Expected term	5 -7 years
Risk Free interest rate	1.57%
Dividend yield	0.0%
Volatility	31%

No employee stock options were granted during the first quarter of 2013.

Stock option activity

Options outstanding at March 31, 2014 under the various plans are as follows (in thousands):

Plan	Total Number of Options Outstanding under Plans
Equity compensation plans not approved by security holders	900
Equity Incentive Plan	275

1,175

A summary of activity under all option Plans at March 31, 2014 and changes during the three months ended March 31, 2014 (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,119	$2.17	6.89	$7,815
Options granted	72	8.30	5.83	—
Options exercised	—	—	—	—
Options forfeited or expired	16	1.47	10.00	—

Outstanding at March 31, 2014	1,175	$2.55	6.78	$4,753

Exercisable at March 31, 2014	989	$2.167	6.36	$4,384

Options available for grant at March 31, 2014	1,482

At March 31, 2014 the amount of unamortized stock-based compensation expense on unvested stock options granted to employees and consultants was $307,076.

Earnings (loss) per share

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

The following table reconciles the numerator and denominator for the calculation:

	For the Three Months Ended March 31,
	2014	2013
Net (loss) income—basic	$(1,452,759)	$123,544

Denominator – basic:
Weighted average number of common shares outstanding	16,463,417	12,038,847

Basic (loss) earnings per common share	$(0.09)	$0.01

Net (loss) income—diluted	$(1,452,759)	$123,544

Denominator – diluted:
Weighted average number of common shares outstanding	16,463,417	12,038,847
Weighted average effect of dilutive securities:
Common share equivalents of outstanding stock options	—	224,816
Common share equivalents of outstanding convertible debt	—	—
Common share equivalents of outstanding warrants	—	7,005

Weighted average number of common shares outstanding	16,463,419	12,070,668

Diluted (loss) earnings per common share	$(0.09)	$0.01

Securities excluded from the weighted outstanding because their inclusion would have been antidilutive:
Convertible debt	—	665,419
Stock options	1,174,500	—
Warrants	215,880	8,142

Note 5. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its Florida office and warehouse facilities under a twenty-four month lease agreement with an initial term through April 30, 2013 that the Company extended in March 2013 and 2014 when it exercised the first and second of three successive one-year renewal options. The lease provides for annual rental payments of $144,000 per annum (including 45 days of total rent abatement) during the initial twenty-four month term and annual rental payments of $151,200, $158,760 and $174,636 during each of the three one-year renewal options. In October 2013, the Company amended the master lease to include an additional approximately 2,200 square feet for an additional annual rental payment of $18,000 subject to the same renewal options and other terms and conditions set forth in the master lease.

The remaining minimum annual rents for the years ending December 31 are:

2014	$131,940
2015	58,920

Total	$190,860

Rent expense for the three months ended March 31, 2014 and 2013 was $44,838 and $38,160, respectively, and is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of our business. There were no pending material claims or legal matters as of the date of this report other than two of the three following matters.

On May 15, 2011, the Company became aware that Ruyan Investment (Holdings) Limited (“Ruyan”) had named the Company, along with three other sellers of electronic cigarettes in a lawsuit filed in the U.S. District Court for the Central District of California alleging infringement of U.S. Patent No. 7,832,410, entitled “Electronic Atomization Cigarette.” against the Company’s Fifty-One Trio products. In that lawsuit, which was initially filed on January 12, 2011, Ruyan was unsuccessful in bringing suit against the Company due to procedural rules of the court. Subsequent thereto, on July 29, 2011, Ruyan filed a new lawsuit in which it named the Company, along with seven other sellers of electronic cigarettes, alleging infringement of the same patent. On March 1, 2013, the Company and Ruyan settled this multi-defendant federal patent infringement lawsuit as to them pursuant to a settlement agreement by and between them. Under the terms of the settlement agreement:

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

On June 22, 2012, Ruyan filed a second lawsuit against the Company alleging infringement of U.S. Patent No. 8,156,944 (the ‘944 Patent). Ruyan also filed separate cases for patent infringement against nine other defendants asserting infringement of the 944 Patent. Ruyan’s second lawsuit against the Company known as Ruyan Investment (Holdings) Limited vs. Vapor Corp. CV-12-5466 is pending in the United States District Court for the Central District of California. All of these lawsuits have been consolidated for discovery and pre-trial purposes. The Company intends to vigorously defend against this lawsuit.

On February 25, 2013, Ruyan’s second patent infringement lawsuit against the Company as well as all of the other consolidated lawsuits were stayed as a result of the Court granting a stay in one of the consolidated lawsuits. The Court granted the motion to stay Ruyan’s separate lawsuits against the Company and the other defendants based on the filing of a request for inter partes reexamination of the ‘944 Patent at the United States Patent and Trademark Office.

As a result of the stay, all of the consolidated lawsuits involving the ‘944 Patent have been stayed until the reexamination is completed. As a condition to granting the stay of all the lawsuits, the Court required any other defendant who desires to seek reexamination of the 944 Patent and potentially seek another stay (or an extension of the existing stay) based on any such reexamination to seek such reexamination no later than July 1, 2013. Two other defendants sought reexamination of the 944 Patent before expiration of such Court-imposed deadline of July 1, 2013. All reexamination proceedings of the ‘944 Patent have been stayed by the United States Patent and Trademark Office Patent Trial and Appeal Board pending its approval of one or more of them.

On March 5, 2014, Fontem Ventures, B.V. and Fontem Holdings 1 B.V. (the successors to Ruyan) filed a complaint against the Company alleging infringement of U.S. Patent No. 8,365,742, entitled “Aerosol Electronic Cigarette”, U.S. Patent No. 8,375,957, entitled “Electronic Cigarette”, U.S. Patent No. 8,393,331, entitled “Aerosol Electronic Cigarette” and U.S. Patent No. 8,490,628, entitled “Electronic Atomization Cigarette. On April 8, 2014, plaintiffs amended their complaint to add U.S. Patent No. 8,689,805, entitled “Electronic Cigarette.” The products accused of infringement by the plaintiff are various Krave, Fifty-one and Hookah Stix products and parts. Eight other companies were also sued in separate lawsuits alleging infringement of one or more of the patents listed above. The Company filed its Answer and Counterclaims on May 1, 2014. The Company intends to vigorously defend against this lawsuit.

Related Party Transactions

During the three months ended March 31, 2014 and 2013, the Company paid aggregate interest of $0 and $29,589, respectively to Ralph Frija, the father of the Company’s former Chief Executive Officer Kevin Frija and a less than 5% stockholder, pursuant to a previously outstanding senior note. During the three months ended March 31, 2014 and 2013, the Company paid aggregate interest of $0 and $5,658, respectively to Kevin Frija, a greater than 5% stockholder, pursuant to a previously outstanding senior convertible note. During the three months ended March 31, 2014 and 2013, the Company paid interest of $0 and $4,438, respectively to Doron Ziv, a greater than 5% stockholder, and to Harlan Press, the Company’s Chief Financial Officer, pursuant to previously outstanding senior convertible notes.

Purchase Commitments

At March 31, 2014 and December 31, 2013, the Company has vendor deposits of $690,715 and $782,363, respectively, and vendor deposits are included as a component of prepaid expenses and vendor deposits on the condensed consolidated balance sheets included herewith.

NOTE 6. SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the condensed consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the accompanying condensed consolidated financial statements other than those set forth below.

Reconstitution of the Board of Directors

Effective April 25, 2014, the Board of Directors (the “Board”) of the Company reconstituted itself to consist of five (5) members, a majority of whom each qualify as an “independent director” as defined in NASDAQ Marketplace Rule 5605(a)(2) and the related NASDAQ interpretative guidance.

Specifically, the Board’s reconstitution consisted of the following:

•	the Board elected each of Robert J Barrett III, Angela Courtin, Frank E. Jaumot as a member of the Board to serve until his/her successor is duly elected or until his/her earlier resignation or removal from office. Mr. Barrett, Ms. Courtin and Mr. Jaumot each qualify as an “independent director” as defined by NASDAQ Marketplace Rule 5605(a)(2) and the related NASDAQ interpretative guidance;

•	Kevin Frija, and Doron Ziv, incumbent members of the Board, resigned;

•	The Board elected Jeffrey Holman, President and an incumbent member of the Board, as Chairman of the Board; and

•	the size of the Board was increased to and fixed at five (5) members from four (4) members.

After reconstituting the Board, the five (5) members of the Board are Jeffrey Holman, Robert J Barrett III, Angela Courtin, Frank E. Jaumot and Ryan Kavanaugh.

In addition, the Board granted to each of Mr. Barrett, Ms. Courtin and Mr. Jaumot effective April 25, 2014 a non-qualified stock option award under the Company’s Equity Incentive Plan to purchase up to 60,000 shares of the Company’s common stock at an exercise price per share equal to $6.48 (the closing share price of the Company’s common stock as reported on the OTC Bulletin Board at the close of trading on the grant date). Each of Mr. Barrett’s, Ms. Courtin’s and Mr. Jaumot’s stock options expires on the fifth anniversary of the grant date, vests in equal annual installments over a three-year period from the grant date subject to he/she serving as a member of the Board on each such vesting date and is to be evidenced by a non-qualified stock option agreement customarily utilized under the Equity Incentive Plan.

There are no arrangements or understandings between any of Mr. Barrett, Ms. Courtin and Mr. Jaumot and any other person pursuant to which he/she was selected as a director.

None of Mr. Barrett, Ms. Courtin and Mr. Jaumot have a direct or indirect material interest in any transaction with the Company involving an amount exceeding the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years.

Mr. Ziv, a founder of the Company, will continue to serve as an employee of the Company and as a director of the Company’s subsidiary Smoke Anywhere USA, Inc. and is a greater than 5% stockholder of the Company.

Resignation of Chief Executive Officer and Appointment of New Chief Executive Officer

Effective April 25, 2014, Mr. Frija resigned as the Company’s Chief Executive Officer and the Board appointed the Company’s President and incumbent member of the Board, Jeffrey Holman, as the Company’s new Chief Executive Officer.

In connection with Mr. Frija’s resignation as Chief Executive Officer, the Board approved severance payments to Mr. Frija in an aggregate amount equal to one year of base salary at the rate of $159,000 per annum payable in installments in accordance with the Company’s normal payroll schedule conditioned upon his execution and delivery of a general release to the Company, which has become irrevocable in accordance with its terms and applicable law, and his compliance with the non-solicitation, confidentiality and non-competition covenants of his Employment Agreement dated February 27, 2012 with the Company until April 24, 2015 in certain respects and indefinitely in other respects. During the three months ended March 31, 2014 the Company accrued severance expense in the amount of $167,003, which is included as part of the selling, general and administrative expenses in accompanying condensed consolidated statements of operations in connection with Mr. Frija’s resignation.

In addition to serving as a member of the Board, Chairman of the Board and Chief Executive Officer, Mr. Holman, a founder of the Company, will continue to serve as the Company’s President, and as a director of the Company’s subsidiary Smoke Anywhere USA, Inc. and is a greater than 5% stockholder of the Company.

Entry into a material definitive agreement

On May 14, 2014, the Company and its newly formed wholly-owned subsidiary IVGI Acquisition, Inc., a Delaware corporation (the “Buyer”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with International Vapor Group, Inc., a Delaware corporation (“International Vapor”), certain of International Vapor’s subsidiaries (together with International Vapor, the “Sellers”) and the owners of International Vapor (the “Owners”), pursuant to which the Buyer will purchase the Sellers’ Business (as defined below) by acquiring substantially all of the Sellers’ assets and assuming certain of the Sellers’ liabilities in an asset purchase transaction (the “Transaction”).

The Sellers are engaged in the business of (i) owning certain electronic cigarette and vaporizer brands, including South Beach Smoke®, EverSmoke® and Vapor Zone® and related products and accessories, as well as any other electronic cigarette and vaporizer brands and related products and accessories commercially available and under development by the Sellers (collectively, the “E-Cig Products”), (ii) online sales of the E-Cig Products (the “Online Operations”), (iii) wholesale distribution of the E-Cig Products (the “Wholesale Operations”) and (iv) retail sales of the E-Cig Products (the “Retail Operations” and together with the E-Cig Products, the Online Operations and the Wholesale Operations, the “Business”).

Under the terms of the Purchase Agreement, the “Purchase Price” will be the sum of (x) $20,800,000 (the “Fixed Purchase Price”) plus (y) an earn-out aggregating up to a maximum of $29,200,000 (the “Earn-Out”).

Upon consummation of the Transaction (the “Closing”), the Company will, through the Buyer, pay the Fixed Purchase Price as follows: (i) $1.7 million in cash less any estimated net working capital shortfall of the Sellers and (ii) $19.1 million in 3,300,501 newly issued unregistered shares of the Company’s common stock (the “Fixed Shares”, which number of shares represents the quotient of the $19.1 million divided by $5.787 per share (the 30-trading day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board preceding May 14, 2014, the date of the Purchase Agreement)).

At Closing, 345,602 shares of the Fixed Shares with a value of $2 million will be deposited into escrow with a mutually acceptable escrow agent and will remain in escrow for a period of 27 months following as a non-exclusive source to secure the Sellers’ and the Owners’ indemnification obligations under the Purchase Agreement.

Payments of the Earn-Out are contingent and based upon the post-Closing performance of the Wholesale Operations, the Online Operations and the Retail Operations. Earn-Out payments are limited to $29,200,000 in the aggregate and will be determined as follows:

•	Wholesale Operations. An amount equal to 200% of the audited revenues generated from the Wholesale Operations for the twelve (12) beginning on the first day of the month following the month in which the Closing Date occurs (the “Earn-Out Start Date”);

•	Online Operations. An amount equal to 100% of the amount by which the aggregate audited revenues generated from the Online Operations and the online sales of the Company and its Affiliates (other than the Online Operations for the twelve (12) full calendar month period beginning on the Earn-Out Start Date) exceed the aggregate audited revenues generated by the Online Operations and the online sales of the Company for the calendar year ended December 31, 2013 subject to certain exclusions; and

•	Retail Operations. $50,000 for each Retail Store that is opened by the Company or any of its Affiliates directly, or by franchisees of any of the foregoing, during the twenty four (24) months following the Earn-Out Start Date (the “Measurement Period”) so long as at least 75% of such Retail Stores that are opened during the Measurement Period generate positive cash flow for any three (3) months within any consecutive six (6) month period after being opened during the later of the Measurement Period or the twelve (12) full calendar months after expiration of the Measurement Period subject to certain exclusions.

Payments of the Earn-Out if and when earned will be paid by the Company, through the Buyer, with newly issued unregistered shares of the Company’s common stock (the number of which will be equal to the quotient of an Earn-Out payment divided by $5.787 per share) (the “Earn-Out Shares”).

The Buyer and the principal Owners Nicolas Molina and David Epstein have entered into Employment Agreements which will become effective at Closing, pursuant to which Messrs. Molina and Epstein will continue to be involved in the Business as conducted by the Buyer. Pursuant to their respective Employment Agreements, Mr. Molina will serve as Senior Vice President of Retail & eCommerce and Mr. Epstein will serve as Vice President of Wholesale.

The Purchase Agreement generally contains customary representations, warranties, covenants and agreements of the parties. The Company’s and Buyer’s obligations and the Sellers’ and Owners’ obligations to consummate the Transaction are subject to certain conditions, including (i) the accuracy of the representations and warranties of the other parties; (ii) performance in all material respects by the other parties of their pre-Closing covenants and agreements; and (iii) that there has been no “Buyer/Parent Material Adverse Effect” or “Seller/Owner Material Adverse Effect” (as such terms are defined in the Purchase Agreement), as applicable, of the other parties.

In addition, consummation of the Transaction is conditioned upon the Company obtaining stockholder approval for issuance of the Fixed Shares and the Earn-Out Shares.

The Company expects to consummate the Transaction as soon as possible but not later than July 31, 2014.

Each of the Company and the Buyer and International Vapor and the Owners (severally, but not jointly, and ratably) have post-Closing indemnity obligations under the Purchase Agreement for breaches of their representations and warranties as well as their pre- and post-Closing covenants and agreements which are subject to specified caps, baskets, limits and survival periods depending on the nature of the indemnity claim. These indemnity obligations are the sole and exclusive remedy and recourse of the parties subject to limited exceptions for fraud and specific performance.

The Purchase Agreement is terminable by either the Company or International Vapor if the Transaction is not consummated by July 31, 2014 due to no fault of the terminating party.

If the Purchase Agreement is terminated by International Vapor because the Company has willfully and intentionally breached the Purchase Agreement, which includes the failure of the Company’s stockholders to approve the issuance of the Fixed Shares and the Earn-Out Shares, then the Company is required to pay International Vapor a $500,000 break-up fee in cash within two (2) business days following the date of termination of the Purchase Agreement. International Vapor is equally required to pay the Company a $500,000 break-up fee in cash if the Company terminates the Purchase Agreement because the Sellers or the Owners have willfully and intentionally breached the Purchase Agreement.

If the Purchase Agreement is terminated by either International Vapor or the Company because the non-terminating party breached the Purchase Agreement and such breach was unintentional then the non-terminating party is required to reimburse the terminating party for all out-of-pocket fees and expenses incurred by the terminating party up to a maximum of $300,000.

At the Closing, the Company is required to enter into a Registration Rights Agreement with International Vapor and the Owners, pursuant to which the Company will be required to file one or more shelf registration statements with the Securities and Exchange Commission registering for resale by International Vapor and the Owners the Fixed Shares and the Earn-Out Shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “will,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in our subsequent filings with the SEC, and include, among others, the following: competition, consumer acceptance of our products, changes in customer preferences, reliance on Chinese suppliers and manufacturers, government regulation, product liability claims and the availability, terms and deployment of capital. The terms “Vapor Corp.,” “Vapor,” “we,” “us,” “our,” and the “Company” refer to Vapor Corp. and its wholly owned subsidiary Smoke Anywhere USA, Inc. and the terms “Smoke Anywhere USA,” and “Smoke” refer to our wholly owned subsidiary Smoke Anywhere USA, Inc.”

Executive Overview

The Company designs, markets and distributes electronic cigarettes, vaporizers, e-liquids and accessories under the Krave®, VaporX®, Hookah Stix®, Alternacig®, Fifty-One® (also known as Smoke 51), EZ Smoker®, Green Puffer®, Americig®, FumaréTM, and Smoke Star® brands. “Electronic cigarettes” or “e-cigarettes,” are battery-powered products that enable users to inhale nicotine vapor without fire, smoke, tar, ash, or carbon monoxide.

The Company participates directly in the highly competitive and fragmented e-cigarette and e-vaporizer market, which includes competition from tobacco companies. Electronic cigarettes, vaporizers and e-liquids are relatively new products and the Company is continually working to introduce its product and brands to customers. The Company believes increased investment in marketing and advertising programs is critical to increasing product and brand awareness and that sales of its innovative and differentiated products are enhanced by knowledgeable salespersons who can convey the value and benefits electronic cigarettes have to offer over traditional tobacco burning cigarettes.

The Company’s business strategy leverages its ability to design, market and develop multiple e-cigarette brands and to bring those brands to market through its multiple distribution channels. The Company sells its products through its online stores, its direct response television marketing efforts, to retail channels through its direct sales force, and through third-party wholesalers, retailers, and value-added resellers.

Critical Accounting Policies and Estimates

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our revenue recognition process and our accounting processes involving significant judgments, estimates and assumptions. These processes affect our reported revenues and current assets and are therefore critical in assessing our financial and operating status. We regularly evaluate these processes in preparing our condensed consolidated financial statements. The processes for determining allowances, reserves and write-downs of trade receivables and inventory, the valuation of equity securities, stock-based compensation, deferred taxes and related valuation allowances involve certain assumptions and estimates that we believe to be reasonable under present facts and circumstances. These estimates and assumptions, if incorrect, could adversely impact our operations and financial position. There were no changes to our critical accounting policies during the quarter ended March 31, 2014 as described in Item 7. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Results of Operations for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Sales, net for the three months ended March 31, 2014 and 2013 were $4,792,544 and $6,360,749, respectively, a decrease of $1,568,205 or approximately 24.7%. The decrease in sales is primarily attributable to decreased sales of our television direct marketing campaign for our Alternacig® brand, a delay in receiving product to fill orders for customers, distributor inventory build leveling off and continued pipeline load in the e-cigarette category in 2013, and the increasing prevalence of vaporizers, tanks and open system vapor products that are marginalizing the e-cigarette category. Due to low conversion rates, we limited the direct marketing campaign during the first quarter of 2014, resulting in lower sales of our Alternacig brand. Following the disappearance of the Malaysian Airlines Flight 370 on March 8, 2014, cargo and freight security inspections increased resulting in delays of shipments of product from China. We believe these delays resulted in approximately $1,250,000 of sales being recorded in early April 2014 instead of the first quarter of 2014. In addition, sales decreased due to certain wholesale and distribution customers selling off their current inventory of electronic cigarette products so they can switch to the vaporizers, tanks and open system vapor products (“e-vapor products”). During the three months ended March 31, 2014 we introduced several new e-vapor products under the Vapor X brand. We anticipate that the demand for e-vapor products will continue to increase, as users want products that have more advanced technology with higher performance and longer battery life. As a result, we are in the process of altering our product mix to include more e-vapor products, including premium USA made e-liquids.

Cost of goods sold for the three months ended March 31, 2014 and 2013 were $3,831,928 and $3,708,806, respectively, an increase of $123,122, or approximately 3.3%. The increase is primarily due to the change in product mix to higher distributor and wholesaler sales, which have lower gross margins than our direct sales to consumers, and an increase in sales incentives to assist customers in selling off certain product lines. As customers complete the migration to vaporizers, tanks and open vaporizer systems, our sales incentives should decrease. Our gross margins decreased to 20.0% from 41.7% primarily due to the increase in sales incentives and the change in the product mix.

Selling, general and administrative expenses for the three months ended March 31, 2014 and 2013 were $2,769,726 and $1,606,098, respectively, an increase of $1,163,628 or approximately 72.5%. The increase is primarily attributable to increases in non-cash stock compensation expense of $594,809 primarily attributable to the consulting agreement with Knight Global Services, professional fees of $385,435 due to implementing the corporate actions we agreed to take in connection with the private placement of common stock we completed in October 2013, including registering the shares for resale with the SEC, reincorporating to the State of Delaware from the State of Nevada and effecting the 1-for-5 reverse stock split of our common stock and costs incurred in connection with the pending acquisition of International Vapor Group, Inc.’s online, wholesale and retail operations, personnel cost of $104,270 primarily attributable to accrued severance related to the resignation of our Chief Executive Officer, variable selling expenses of $42,293 primarily related to increases in postage due to the mailing of new product catalogues, business insurance due to the increases in coverage limits and increases in travel due to increased presence at trade shows and conferences, net of decreased merchant card processing fees due to lower transaction volumes.

Advertising expense was approximately $367,615 and $851,201 for the three months ended March 31, 2014 and 2013, respectively, a decrease of $483,586 or approximately 56.8%. During the three months ended March 31, 2014, we decreased our Internet advertising and television direct marketing campaign for our Alternacig® brand, increased our print advertising programs, participation at trade shows and continued various other advertising campaigns.

Interest expense was approximately $28,434 and $66,510 for the three months ended March 31, 2014 and 2013, respectively. The 2014 interest expense was attributable to the term loan and the 2013 interest expense was attributable to the $300,000 Senior Convertible Notes, as amended, the $50,000 Senior Convertible Note, as amended, and the Senior Note, as amended, issued in the second and third quarters of 2012, and the 2013 Senior Convertible Note issued in January 2013.

Income tax (benefit) expense for the three months ended March 31, 2014 and 2013 was ($752,400) and $4,590, respectively. The effective tax rate for the three months ended March 31, 2014 differs from the U.S. federal statutory rate of 34% primarily due to utilization of net operating losses, the under accrual of state income taxes from prior years and certain permanent differences between tax reporting purposes and financial reporting purposes. The effective tax rate for the three months ended March 31, 2013 differs from the U.S. federal statutory rate of 34% primarily due to utilization of net operating losses, the under accrual of state income taxes from prior years and certain permanent differences between tax reporting purposes and financial reporting purposes.

Net (loss) income for the three months ended March 31, 2014 and 2013 was ($1,452,759) and $123,544, respectively, as a result of the items discussed above.

Liquidity and Capital Resources

We are not aware of any factors that are reasonably likely to adversely affect liquidity trends, other than those factors summarized under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. We are not involved in any hedging activities and had no forward exchange contracts outstanding at March 31, 2014. In the ordinary course of business we enter into purchase commitments by issuing purchase orders, which may or may not require vendor deposits. These transactions are recognized in our condensed consolidated financial statements in accordance with GAAP.

Our liquidity and capital resources have decreased as a result of the net operating loss we incurred during the three months ended March 31 2014. At March 31, 2014, we had working capital of $10,680,259 compared to $11,657,615 at December 31, 2013, a decrease of $977,356.

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

Our net cash used in operating activities was $2,165,114 and $388,452 for the three months ended March 31, 2014 and 2013, respectively, an increase of $1,776,662. Our net cash used in operating activities for the three months ended March 31, 2014 resulted from increases in accounts receivable, inventories, prepaid expenses, other assets, accounts payable and accrued expenses, net of decreases in due from merchant credit card processors and customer deposits which are attributable to our efforts to increase sales, alter our product mix to include more e-vapor products and accommodate anticipated future sales growth.

Our net cash used in investing activities was $4,795 and $8,057 for the three months ended March 31, 2014 and 2013, respectively, for purchases of property and equipment.

Our net cash (used in) provided by financing activities was ($290,835) and $500,000 for the three months ended March 31, 2014 and 2013, respectively. These financing activities relate to the Company’s repayment of the term loan and offering costs in 2014 and the issuance of the 2013 Senior Convertible Note in 2013.

In the ordinary course of our business, we enter into purchase orders for components and finished goods, which may or may not require vendor deposits and may or may not be cancellable by either party. At March 31, 2014 and December 31, 2013, we had $690,715 and $782,363 in vendor deposits, respectively, which are included in prepaid expenses and vendor deposits on the condensed consolidated balance sheets included elsewhere in this report. At March 31, 2014 and December 31, 2013, we do not have any material financial guarantees or other contractual commitments that are reasonably likely to have an adverse effect on liquidity.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

We do not consider our business to be seasonal.

Inflation and Changing Prices

Neither inflation or changing prices for the three months ended March 31, 2014 had a material impact on our operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

Reference is made to note 5 to the Company’s condensed consolidated financial statements included elsewhere in this report for the information required by this Item.

Item 1A.	Risk Factors.

With the exception of the following, there have been no other material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The potential regulation of electronic cigarettes by the United States Food and Drug Administration may materially adversely affect our business.

On April 24, 2014, the United States Food and Drug Administration (the “FDA”) released proposed rules that would extend its regulatory authority to electronic cigarettes and certain other tobacco products under the Family Smoking Prevention and Tobacco Control Act. We are in the process of reviewing and analyzing the proposed rules and their impact on our business. We preliminarily note that the proposed rules would require that electronic cigarette manufacturers (i) register with the FDA and report electronic cigarette product and ingredient listings; (ii) market new electronic cigarette products only after FDA review; (iii) only make direct and implied claims of reduced risk if the FDA confirms that scientific evidence supports the claim and that marketing the electronic cigarette product will benefit public health as a whole; (iv) not distribute free samples; (v) implement minimum age and identification restrictions to prevent sales to individuals under age 18; (vi) include a health warning; and (vii) not sell electronic cigarettes in vending machines, unless in a facility that never admits youth. The proposed regulation will be subject to a 75-day public comment period, following which the FDA will finalize the proposed regulation. It is not known how long this regulatory process to finalize and implement the rules may take. Accordingly, although we cannot predict the content of any final rules from the proposed rules or the impact they may have, we believe that if the final rules enacted are materially more stringent then the proposed rules they could have a material adverse effect on our business, financial conditions and results of operations.

Item 6.	Exhibits.

The documents set forth below are filed or furnished herewith as indicated.

Exhibit No.	Description

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1 **	Section 1350 Certifications of Chief Executive Officer.

32.2 **	Section 1350 Certifications of Chief Financial Officer.

101.INS *	XBRL Instance Document

101.DEF *	XBRL Definition Linkbase Document

101.CAL *	XBRL Extension Calculation Linkbase Document

101.LAB *	XBRL Extension Label Linkbase Document

101.PRE *	XBRL Presentation Linkbase Document

101.SCH *	XBRL ExtensionSchema Document

*	Filed herewith.
**	Furnished herewith (not filed).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAPOR CORP.

Date: May 15, 2014	By:	/s/ Jeffrey Holman
Jeffrey Holman Chief Executive Officer

Date: May 15, 2014
	By:	/s/ Harlan Press
Harlan Press Chief Financial Officer