Form 10-Q
period 2014-06-30
VAPOR CORP.
filed 2014-08-14
CIK 844856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
☐ Yes     ☑ No

As of August 13, 2014, there were 16,506,911 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

VAPOR CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,329,447	$6,570,215
Due from merchant credit card processor, net of reserve for chargebacks of $2,500 and $2,500, respectively	114,747	205,974
Accounts receivable, net of allowance of $161,792 and $256,833, respectively	1,428,603	1,802,781
Inventories	3,572,800	3,321,898
Prepaid expenses and vendor deposits	1,178,514	1,201,040
Deferred tax asset, net	333,638	766,498
TOTAL CURRENT ASSETS	9,957,749	13,868,406

Deferred tax asset, net	1,843,419	-
Property and equipment, net of accumulated depreciation of $36,103 and $27,879, respectively	26,307	28,685
Other assets	97,943	65,284

TOTAL ASSETS	$11,925,418	$13,962,375

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,229,629	$1,123,508
Accrued expenses	416,732	420,363
Term loan	109,617	478,847
Customer deposits	43,682	182,266
Income taxes payable	3,092	5,807
TOTAL CURRENT LIABILITIES	1,802,752	2,210,791

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 16,756,911 and 16,214,528 shares issued and 16,456,911 and 16,214,528 outstanding, respectively	16,757	16,214
Additional paid-in capital	13,989,486	13,115,024
Accumulated deficit	(3,883,577)	(1,379,654)
TOTAL STOCKHOLDERS’ EQUITY	10,122,666	11,751,584

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,925,418	$13,962,375

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Six Months Ended June 30,		For The Three Months Ended June 30,
	2014	2013	2014	2013

SALES, NET	$10,873,866	$12,546,591	$6,081,322	$6,185,842
Cost of goods sold	8,374,522	7,430,415	4,542,594	3,721,609
GROSS PROFIT	2,499,344	5,116,176	1,538,728	2,464,233

EXPENSES:
Selling, general and administrative	5,211,742	3,159,455	2,442,018	1,553,357
Advertising	1,143,633	1,735,238	776,017	884,037
Total operating expenses	6,355,375	4,894,693	3,218,035	2,437,394
Operating (loss) income	(3,856,031)	221,483	(1,679,307)	26,839
Other expense:
Interest expense	57,616	143,409	29,182	76,899
Total other expense	57,616	143,409	29,182	76,899
INCOME (LOSS) BEFORE INCOME TAX (BENEFIT) EXPENSE	(3,913,647)	78,074	(1,708,489)	(50,060)
Income tax (benefit) expense	(1,409,724)	9,180	(657,324)	4,590
NET (LOSS) INCOME	$(2,503,923)	$68,894	$(1,051,165)	$(54,650)

(LOSS) EARNINGS PER SHARE-BASIC	$(0.15)	$0.01	$(0.06)	$0.00
(LOSS) EARNINGS PER SHARE-DILUTED	$(0.15)	$0.01	$(0.06)	$0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	16,312,563	12,046,259	16,377,674	12,053,591
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-DILUTED	16,312,563	12,337,027	16,377,674	12,053,591

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES:
Net (loss) income	$(2,503,923)	$68,894
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in allowances	95,041	24,000
Depreciation	8,224	5,696
Amortization of debt discount	-	13,165
Stock-based compensation expense	984,109	55,794
Deferred income tax benefit	(1,410,559)	-
Changes in operating assets and liabilities:
Due from merchant credit card processors	91,227	537,331
Accounts receivable	279,137	(165,184)
Inventories	(250,902)	(367,602)
Prepaid expenses and vendor deposits	22,526	(227,901)
Other assets	(32,659)	-
Accounts payable	106,121	(133)
Accrued expenses	(3,631)	(65,509)
Customer deposits	(138,584)	(345,598)
Income taxes	(2,715)	44,954
NET CASH USED IN OPERATING ACTIVITIES	(2,756,588)	(422,093)

INVESTING ACTIVITIES:
Purchases of property and equipment	(5,846)	(8,057)
NET CASH USED IN INVESTING ACTIVITIES:	(5,846)	(8,057)

FINANCING ACTIVITIES
Offering costs	(109,104)	-
Proceeds from issuance of senior convertible note payable	-	500,000
Principal repayments of senior note payable to stockholder	-	(30,770)
Principal payments on term loan payable	(369,230)	-
Proceeds from exercise of stock options	-	30,450
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(478,334)	499,680

(DECREASE) INCREASE IN CASH	(3,240,768)	69,530

CASH — BEGINNING OF PERIOD	6,570,215	176,409

CASH — END OF PERIOD	$3,329,447	$245,939

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$59,077	$107,904
Cash paid for income taxes	$3,550	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cashless exercise of common stock purchase warrants	$143	$-

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	ORGANIZATION, BASIS OF PRESENTATION, AND RECENT DEVELOPMENTS

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

Resignation of Chief Executive Officer and Appointment of New Chief Executive Officer

Effective April 25, 2014, Mr. Frija resigned as the Company’s Chief Executive Officer and the Board appointed the Company’s President and incumbent member of the Board, Jeffrey Holman, as the Company’s new Chief Executive Officer. In connection with Mr. Frija’s resignation as Chief Executive Officer, the Board approved severance payments to Mr. Frija in an aggregate amount equal to one year of base salary at the rate of $159,000 per annum payable in installments in accordance with the Company’s normal payroll schedule conditioned upon his execution and delivery of a general release to the Company, which has become irrevocable in accordance with its terms and applicable law, and his compliance with the non-solicitation, confidentiality and non-competition covenants of his Employment Agreement dated February 27, 2012 with the Company until April 24, 2015 in certain respects and indefinitely in other respects. During the six months ended June 30, 2014 the Company accrued severance expense in the amount of $167,003, which is included as part of the selling, general and administrative expenses in accompanying condensed consolidated statements of operations in connection with Mr. Frija’s resignation.

Asset Purchase Agreement (As Amended)

On May 14, 2014, the Company and its newly formed wholly-owned subsidiary IVGI Acquisition, Inc., a Delaware corporation (the “Buyer”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with International Vapor Group, Inc., a Delaware corporation (“International Vapor”), certain of International Vapor’s subsidiaries (together with International Vapor, the “Sellers”) and the owners of International Vapor (the “Owners”), pursuant to which the Buyer will purchase the Sellers’ Business (as defined in Note 3) by acquiring substantially all of the Sellers’ assets and assuming certain of the Sellers’ liabilities in an asset purchase transaction (the “Transaction”). On July 25, 2014, the Company, the Buyer and the Owners David Epstein, David Herrera and Nicolas Molina, in their capacities as the representatives of the Sellers and Owners, entered into a First Amendment to Asset Purchase Agreement (the “First Amendment”). See Note 3.

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

These unaudited condensed consolidated financial statements for the three and six months ended June 30, 2014 and 2013 should be read in conjunction with the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K for such year as filed with the SEC on February 26, 2014. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

Note 2.	SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

At June 30, 2014 accounts receivable balances included a concentration from one customer of an amount greater than 10% of the total net accounts receivable balance ($172,684 from Customer A). At December 31, 2013 accounts receivable balances included a concentration from one customer of an amount greater than 10% of the total net accounts receivable balance ($286,768 from Customer B). As to revenues in fiscal 2014, two customers accounted for sales in excess of 10% of the net sales for the three and six months ended June 30, 2014 ($1,226,320 and $1,506,880, respectively from Customer C) and $1,082,475 and $1,455,593 from Customer A) As to revenues in fiscal 2013, one customer accounted for sales in excess of 10% of the net sales for the three-month period ended June 30, 2013 ($695,197 to Customer A) . No customers accounted for revenues in excess of 10% of the net sales for the six-month period ended June 30, 2013.

Inventories
Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. If the cost of the inventories exceeds their market value, provisions are recorded to write down excess inventory to its net realizable value. The Company’s inventories consist primarily of merchandise available for resale.

Income Taxes
The (benefit) provision for income taxes is based on (loss) income before income tax (benefit) expense reported for financial statement purposes after adjustments for transactions that do not have tax consequences. Deferred tax assets and liabilities are realized according to the estimated future tax consequences attributable to differences between the carrying value of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates as of the date of the condensed consolidated balance sheets. The effect of a change in tax rates on deferred tax assets and liabilities is reflected in the period that includes the statutory enactment date. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management has determined that a valuation allowance is not required at June 30, 2014 and December 31, 2013, to reduce the deferred tax assets for the amounts that will likely not be realized. Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax assets may be necessary.

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

In order to determine the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter. Income tax (benefit) expense for the three months ended June 30, 2014 and 2013 was ($657,324) and $4,590, respectively. Income tax (benefit) expense for the six months ended June 30, 2014 and 2013 was ($1,409,724) and $9,180, respectively. The effective tax rate for the three and six months ended June 30, 2014 differs from the U.S. federal statutory rate of 34% primarily due to utilization of net operating losses and certain permanent differences between tax reporting purposes and financial reporting purposes. The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. At June 30, 2014 the Company had federal and state net operating losses of $3,311,335 and $2,440,844, respectively. These net operating losses expire in 2032. Utilization of the Company’s net operating losses may be subject to annual limitation due to ownership change limitations that may have occurred or that could occur in the future with respect to the stock ownership of the Company, as required by section 382 of the Internal Revenue Service Code of 1986, as amended, as well as similar state provisions. These ownership changes may limit the amount of net operating losses that can be utilized annually to offset future taxable income and tax respectively.

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

Recent Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company is currently evaluating the potential impact, if any, the adoption of this standard will have on the Company’s condensed consolidated financial position and results of operations.

The FASB, the Emerging Issues Task Force and the SEC have issued other accounting standards, updates and regulations as of June 30, 2014 that will become effective in subsequent periods; however, management of the Company does not believe that any of those standards, updates or regulations would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during the three and six months ended June 30, 2014 or 2013, and it does not believe that any of them will have a significant impact on the Company’s condensed consolidated financial statements at the time they become effective.

Note 3.	ASSET PURCHASE AGREEMENT WITH INTERNATIONAL VAPOR GROUP, INC.

On May 14, 2014, the Company and the Buyer, entered into the Purchase Agreement with the Sellers and the Owners, pursuant to which the Buyer will purchase the Sellers’ Business (as defined below) in the Transaction. On July 25, 2014, the Company, the Buyer and the Owners entered into the First Amendment.

The Sellers are engaged in the business of (i) owning certain electronic cigarette and vaporizer brands, including South Beach Smoke® and EverSmoke® and related products and accessories, as well as any other electronic cigarette and vaporizer brands and related products and accessories commercially available and under development by the Sellers (collectively, the “E-Cig Products”), (ii) online sales of the E-Cig Products (the “Online Operations”), (iii) wholesale distribution of the E-Cig Products (the “Wholesale Operations”) and (iv) retail sales of the E-Cig Products (the “Retail Operations” and together with the E-Cig Products, the Online Operations and the Wholesale Operations, the “Business”).

The following is a summary of the Purchase Agreement, as amended by the First Amendment.

Under the terms of the Purchase Agreement, the “Purchase Price” will be the sum of (x) $20,800,000 (the “Fixed Purchase Price”) plus (y) an earn-out aggregating up to a maximum of $29,200,000 (the “Earn-Out”).

Upon consummation of the Transaction (the “Closing”), the Company will, through the Buyer, pay the Fixed Purchase Price as follows: (i) $1,700,000 in cash less any estimated net working capital shortfall of the Sellers and (ii) $19,100,000 in 3,300,501 newly-issued unregistered shares of the Company’s common stock (the “Fixed Shares”, which number of shares represents the quotient of the $19,100,000 divided by $5.787 per share, which is the 30-trading day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board preceding May 14, 2014, the date of the Purchase Agreement). At Closing, 453,430 shares of the Fixed Shares with a value of $2,624,000 will be deposited into escrow with a mutually acceptable escrow agent and will remain in escrow for a period of 27 months following Closing as a non-exclusive source to secure the Sellers’ and the Owners’ indemnification obligations under the Purchase Agreement.

Payments of the Earn-Out are contingent and based upon the post-Closing performance of the Wholesale Operations, the Online Operations and the Retail Operations, as defined in the Purchase Agreement. Earn-Out payments are limited to $29,200,000 in the aggregate and will be determined as follows:

●
Wholesale Operations. An amount equal to 200% of the audited revenues generated from the Wholesale Operations for the twelve (12) full calendar months beginning on the first day of the month following the month in which the Closing Date occurs (the “Earn-Out Start Date”);

●
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

●
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

Payments of the Earn-Out if and when earned will be paid by the Company, through the Buyer, with newly issued unregistered shares of the Company’s common stock (the number of which will be equal to the quotient of an Earn-Out payment divided by $5.787 per share, which is the 30-trading day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board preceding May 14, 2014, the date of the Purchase Agreement) (the “Earn-Out Shares”).

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

In connection with the Purchase Agreement , the Company is required to enter into up to ten (10) real estate leases for new retail stores that the Sellers desire to add to their retail operations and fund up to $41,000 of the associated lease security deposits and expenses for the build out of each such retail store (as of August 6, 2014, the Company has entered into nine (9) of such real estate leases).

In addition, the Company may issue up to $250,000 in 43,200 shares of its common stock after the closing as reimbursement for certain of the Sellers’ inventory bearing the Vapor Zone® brand that is not part of the Transaction to the extent the Sellers are not able to sell such inventory within 120 days after the closing of the Transaction.

Closing of the Transaction is subject to the Company obtaining stockholder approval for issuance of the shares of its common stock that will be issued under the Purchase Agreement as well as additional customary closing conditions. The Company expects to close the Transaction as soon as possible but not later than September 30, 2014. The Purchase Agreement is terminable by either the Company or International Vapor if the Transaction is not consummated by September 30, 2014 due to no fault of the terminating party.

As of July 28, 2014, the Company has made a secured loan to International Vapor Group in the aggregate principal amount of $500,000.

If the Purchase Agreement is terminated by International Vapor because the Company has willfully and intentionally breached the Purchase Agreement which includes the failure of the Company’s stockholders to approve the issuance of the Fixed Shares and the Earn-Out Shares, then the Company is required to pay International Vapor a $500,000 break-up fee in cash within two (2) business days following the date of termination of the Purchase Agreement. International Vapor is equally required to pay the Company a $500,000 break-up fee in cash if the Company terminates the Purchase Agreement because the Sellers or the Owners have willfully and intentionally breached the Purchase Agreement.

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

Note 4.	FACTORING FACILITY AND TERM LOAN PAYABLE

Factoring Facility

On August 8, 2013, the Company and Smoke entered into an accounts receivable factoring facility (the “Factoring Facility”) with Entrepreneur Growth Capital, LLC (the “Lender”) pursuant to an Invoice Purchase and Sale Agreement, dated August 8, 2013, by and among them (the “Factoring Agreement”). During the three and six months ended June 30, 2014, the Company did not borrow under the Factoring Facility. At June 30, 2014 and December 31, 2013 the Company had no borrowings outstanding under the Factoring Facility.

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

At June 30, 2014 and December 31, 2013 the Company had $109,617 and $478,847 of borrowings outstanding under the Term Loan, respectively. During the three and six months ended June 30, 2014, the Company recorded $30,000 and $59,077, respectively, in interest expense for the Term Loan and this amount is included in interest expense in the accompanying condensed consolidated statements of operations. During the three and six months ended June 30, 2013, the Company did not record any interest expense for the Term Loan because such periods precede the date the Company initially incurred the Term Loan.

Note 5.	STOCKHOLDERS’ EQUITY

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

Under the terms of the Consulting Agreement, the Company has issued to Mr. Kavanaugh 400,000 shares of its common stock, of which 50,000 shares vested immediately upon execution of the Consulting Agreement, 50,000 shares vested on May 3, 2014 and the remaining 300,000 shares will vest in installments of 50,000 shares each quarterly period beginning on the 90th day following May 3, 2014 and each ensuing quarterly period thereafter so long as the Consulting Agreement has not been terminated and during each quarterly period Knight Global has presented the Company with a minimum of six (6) bona fide opportunities for activities specified in the Consulting Agreement that are intended to increase awareness of the Company’s electronic cigarettes. In addition, during the term of the Consulting Agreement, which is 2 years, and during an 18-month post-termination period, the Company has agreed to pay Knight Global commissions payable in cash equal to 6% of “net sales” (as defined in the Consulting Agreement) of its products to retailers introduced by Knight Global and to retailers with which the Company has existing relationships and with which Knight Global is able, based on its verifiable efforts, to increase net sales of the Company’s products.

The grant date fair value of the common shares issued on February 3, 2014 was $3,080,000 based on closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, on February 3, 2014. The Company has determined that the achievement of the performance conditions defined in the Consulting Agreement is probable and as a result, during the three and six months ended June 30, 2014, the Company recognized stock-based compensation expense relating to the Consulting Agreement, in the amount of $336,875 and $929,183, respectively, which is included as part of selling, general and administrative expense in the accompanying condensed consolidated statements of operations. During the three and six months ended June 30, 2013, the Company did not recognize any stock-based compensation expense for the Consulting Agreement because such periods precede the date of the parties’ entry into the Consulting Agreement.

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

Pursuant to the Purchase Agreement, concomitantly with completion of the Private Placement, the Company entered into a registration rights agreement with the investors (other than its participating officers and directors), pursuant to which the Company filed with the SEC an initial registration statement to register for resale the 3,216,171 shares of the Company’s common stock purchased by the investors (other than the Company’s participating officers and directors). The initial registration statement was declared effective by the SEC on January 27, 2014. On March 5, 2014, the Company filed a post-effective amendment to the initial registration statement. The post-effective amendment to the initial registration statement was declared effective by the SEC on March 11, 2014. On June 20, 2014, the Company filed a second post-effective amendment to the initial registration statement. The second post-effective amendment to the initial registration statement was declared effective by the SEC on June 27, 2014. If the second post-effective amendment to the initial registration statement after being declared effective by the SEC is not effective for resales for more than 20 consecutive days or more than 45 days in any 12 month period during the registration period (i.e., the earlier of the date on which the shares have been sold or are eligible for sale under SEC Rule 144 without restriction), the Company is required to pay the investors (other than the Company’s participating officers and directors) liquidated damages in cash equal to 1.5% of the aggregate purchase price paid by the investors (other than the Company’s participating officers and directors) for the shares for every 30 days or portion thereof until the default is cured. These cash payments could be as much as $81,489 for every 30 days.

Under the terms of the Purchase Agreement, the Company:

●	Amended its existing equity incentive plan on November 20, 2013 to reduce the number of shares of its common stock reserved and available for issuance under the plan to 1.8 million from 8 million.

●	Effectuated a reverse stock split of its common stock at a ratio of 1-for-5, which became effective in the marketplace at the opening of business December 27, 2013 (as described in Note 1 above).

●	Reincorporated to the State of Delaware effective on December 31, 2013 (as described in Note 1 above).

●
Reconstituted its board of directors effective April 25, 2014 so that the board of directors consists of five members, a majority of whom each qualify as an “independent director” as defined in NASDAQ Marketplace Rule 5605(a)(2) and the related NASDAQ interpretative guidance (as described in Note 1 above); and

●	Listed its common stock on The NASDAQ Capital Market effective May 30, 2014 (as describe in Note 1 above).

Warrants

A summary of warrant activity for the six months ended June 30, 2014 is presented below:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	215,880	$3.23	—	$—
Warrants granted	—	—	—	—
Warrants exercised	(192,970)	3.30	—	—
Warrants forfeited or expired	—	—	—	—
Outstanding at June 30, 2014	22,910	$2.63	5.0	$53,090
Exercisable at June 30, 2014	22,910	$2.63	5.0	$53,090

On May 8, 2014, 192,970 warrants were exercised on a cashless basis into 142,383 shares of common stock.

Stock-based Compensation

On March 6, 2014, the Board granted to Ryan Kavanaugh a non-qualified Director’s stock option award under the Company’s Equity Incentive Plan to purchase up to 60,000 shares of the Company’s common stock at an exercise price per share equal to $8.30 (the closing share price of the Company’s common stock as reported on the OTC Bulletin Board at the close of trading on the grant date).On April 25, 2014, the Board granted to each of the three (3) other New Directors a non-qualified stock option award under the Company’s Equity Incentive Plan to purchase up to 60,000 shares of the Company’s common stock at an exercise price per share equal to $6.48 (the closing share price of the Company’s common stock as reported on the OTC Bulletin Board at the close of trading on the grant date). Each of the New Director’s stock options expire on the fifth anniversary of the grant date, vest in equal annual installments over a three-year period from the grant date subject to he/she serving as a member of the Board on each such vesting date and is to be evidenced by a non-qualified stock option agreement customarily utilized under the Equity Incentive Plan. The weighted average grant date fair value of the March 6 and April 25, 2014 awards were $149,160 and $315,720, respectively.

In addition, during the six months ended June 30, 2014, the Company issued non-qualified stock option awards under the Company’s Equity Incentive Plan to purchase up to 12,000 shares of the Company’s common stock at an exercise price equal to $8.30 (the closing share price of the Company’s common stock as reported on the OTC Bulletin Board at the close of trading on the grant date). The options vest in 3 annual installments and had an aggregate grant date fair value of $29,882.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

For Six Months Ended June 30, 2014
Expected term	5 - 7 years

Risk Free interest rate	1.57% - 1.72%

Dividend yield	0.0%

Volatility	27% - 31%

No employee stock options were granted during the first six months of 2013.

Stock option activity
Options outstanding at June 30, 2014 under the various plans are as follows (in thousands):
Plan	Total Number of Options Outstanding under Plans

Equity compensation plans not approved by security holders	900

Equity Incentive Plan	455

1,355

A summary of activity under all option Plans at June 30, 2014 and changes during the six months ended June 30, 2014 (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,119	$2.17	6.89	$7,815
Options granted	252	7.00	5.24	-
Options exercised	-	-	-	-
Options forfeited or expired	16	1.47	10.00	-
Outstanding at June 30, 2014	1,355	$3.08	6.54	$2,539
Exercisable at June 30, 2014	993	$2.16	6.38	$2,772
Options available for grant at June 30, 2014	1,302

During the three months ended June 30, 2014 and 2013, the Company recognized stock-based compensation expense in connection with the amortization of stock options expense of $36,820 and $10,688, respectively. During the six months ended June 30, 2014 and 2013, the Company recognized stock-based compensation expense in connection with the amortization of stock option expense of $54,926 and $21,377, respectively. Stock-based compensation expense is included as part of selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

At June 30, 2014 the amount of unamortized stock-based compensation expense on unvested stock options granted to employees, directors and consultants was $585,976 and will be amortized over 2.25 years.

(Loss) earnings per share
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

The following table reconciles the numerator and denominator for the calculation:

	For the six months ended June 30,		For the three months ended June 30,
	2014	2013	2014	2013

Net (loss) income - basic	$(2,503,923)	$68,894	$(1,051,164)	$(54,650)

Denominator – basic:
Weighted average number of common shares outstanding	16,312,563	12,046,259	16,377,674	12,053,591
Basic (loss) earnings per common share	$(0.15)	$0.01	$(0.06)	$0.00

Net (loss) income - diluted	$(2,503,923)	$68,894	$(1,051,164)	$(54,650)

Denominator – diluted:
Weighted average number of common shares outstanding	16,312,563	12,046,259	16,377,674	12,053,591

Weighted average effect of dilutive securities:
Common share equivalents of outstanding stock options	-	220,556	-	-
Common share equivalents of outstanding warrants	-	70,212	-	-
Weighted average number of common shares outstanding	16,312,563	12,337,027	16,377,674	12,053,591
Diluted (loss) earnings per common share	$(0.15)	$0.01	$(0.06)	$0.00

Securities excluded from the weighted outstanding because their inclusion would have been antidilutive:
Convertible debt	-	665,420	-	665,420
Stock options	1,211,879	-	1,305,300	1,104,200
Warrants	22,910	8,142	22,910	18,818
Restricted common stock	300,000	-	300,000	-

Note 6.	COMMITMENTS AND CONTINGENCIES

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

The remaining minimum annual rents for the years ending December 31 are:

2014	$88,380
2015	58,920
Total	$147,300

Rent expense for the three months ended June 30, 2014 and 2013 was $46,174 and $39,432, respectively. Rent expense for the six months ended June 30, 2014 and 2013 was $91,012 and $77,592, respectively. Rent expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

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

●
The Company acknowledged the validity of Ruyan’s U.S. Patent No. 7,832,410 for “Electronic Atomization Cigarette” (the “410 Patent”), which had been the subject of Ruyan’s patent infringement claim against the Company;

●	The Company paid Ruyan a lump sum payment of $12,000 for the Company’s previous sales of electronic cigarettes based on the 410 Patent; and

●
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

On March 5, 2014, Fontem Ventures, B.V. and Fontem Holdings 1 B.V. (the successors to Ruyan) filed a complaint against the Company alleging infringement of U.S. Patent No. 8,365,742, entitled “Aerosol Electronic Cigarette”, U.S. Patent No. 8,375,957, entitled “Electronic Cigarette”, U.S. Patent No. 8,393,331, entitled “Aerosol Electronic Cigarette” and U.S. Patent No. 8,490,628, entitled “Electronic Atomization Cigarette. On April 8, 2014, plaintiffs amended their complaint to add U.S. Patent No. 8,689,805, entitled “Electronic Cigarette.” The products accused of infringement by the plaintiff are various Krave, Fifty-one and Hookah Stix products and parts. Eight other companies were also sued in separate lawsuits alleging infringement of one or more of the patents listed above. The Company filed its Answer and Counterclaims on May 1, 2014 and believes the claims are without merit. The Company has not accrued a loss for this matter and intends to vigorously defend against this lawsuit.

Related Party Transactions

During the three and six months ended June 30, 2013, the Company paid aggregate interest of $29,349 and $58,938, respectively to Ralph Frija, the father of the Company’s former Chief Executive Officer Kevin Frija and a less than 5% stockholder, pursuant to a previously outstanding senior note.

During the three and six months ended June 30, 2013, the Company paid aggregate interest of $6,732 and $13,389, respectively to Kevin Frija, a greater than 5% stockholder, pursuant to a previously outstanding senior convertible note.

During the three and six months ended June 30, 2013, the Company paid interest of $4,438 and $8,926, respectively, to Doron Ziv, a greater than 5% stockholder, and to Harlan Press, the Company’s Chief Financial Officer, pursuant to previously outstanding senior convertible notes. No interest was paid during the three and six months ended June 30, 2014 to these related parties.

Purchase Commitments

At June 30, 2014 and December 31, 2013, the Company has vendor deposits of $541,540 and $782,363, respectively, and vendor deposits are included as a component of prepaid expenses and vendor deposits on the condensed consolidated balance sheets included herewith.

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

Subsequent to June 30, 2014 but before these condensed consolidated financial statements were issued, an additional 50,000 shares of common stock vested in connection with the Consulting Agreement with Knight Global.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “will,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in our subsequent filings with the SEC, and include, among others, the following: competition, consumer acceptance of our products, changes in customer preferences, reliance on Chinese suppliers and manufacturers, government regulation, product liability claims, the availability, terms and deployment of capital and our completion of the pending acquisition of IVG’s online, wholesale and retail operations and our post-closing integration of IVG’s operations. The terms “Vapor Corp.,” “Vapor,” “we,” “us,” “our,” and the “Company” refer to Vapor Corp. and its wholly owned subsidiary Smoke Anywhere USA, Inc. and the terms “Smoke Anywhere USA,” and “Smoke” refer to our wholly owned subsidiary Smoke Anywhere USA, Inc.”

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

The Company’s business strategy leverages its ability to design, market and develop multiple e-cigarette brands and to bring those brands to market through its multiple distribution channels. The Company sells its products through its online stores, its direct response television marketing efforts, to retail channels through its direct sales force, and through third-party wholesalers, retailers, and value-added resellers. Reference is made to Note 3 to the consolidated condensed financial statements included elsewhere in this report, regarding the Company’s pending acquisition of IVG’s on-line, wholesale and retail operations.

Listing on The NASDAQ Capital Market

Effective at the opening of trading on May 30, 2014, the Company’s common stock was listed and began trading on The NASDAQ Capital Market under its existing symbol “VPCO.” Prior to May 30, 2014, the Company’s common stock was quoted on the OTCQB under the same symbol.

Reconstitution of the Board of Directors

Effective April 25, 2014, the Board of Directors (the “Board”) of the Company reconstituted itself to consist of five (5) members, a majority of whom each qualify as an “independent director” as defined in NASDAQ Marketplace Rule 5605(a)(2) and the related NASDAQ interpretative guidance.
Specifically, the Board’s reconstitution consisted of the following:
●	the Board elected each of Robert J Barrett III, Angela Courtin, Frank E. Jaumot (the “New Directors”) as a member of the Board to serve until his/her successor is duly elected or until his/her earlier resignation or removal from office. The New Directors each qualify as an “independent director” as defined by NASDAQ Marketplace Rule 5605(a)(2) and the related NASDAQ interpretative guidance;
●	Kevin Frija, and Doron Ziv, incumbent members of the Board, resigned;
●	The Board elected Jeffrey Holman, President and an incumbent member of the Board, as Chairman of the Board; and
●	the size of the Board was increased to and fixed at five (5) members from four (4) members.
After reconstituting the Board, the five (5) members of the Board are Jeffrey Holman, Robert J Barrett III, Angela Courtin, Frank E. Jaumot and Ryan Kavanaugh.

Mr. Ziv, a founder of the Company, will continue to serve as an employee of the Company and as a director of the Company’s subsidiary Smoke Anywhere USA, Inc. (“Smoke”) and is a greater than 5% stockholder of the Company.

Critical Accounting Policies and Estimates

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our revenue recognition process and our accounting processes involving significant judgments, estimates and assumptions. These processes affect our reported revenues and current assets and are therefore critical in assessing our financial and operating status. We regularly evaluate these processes in preparing our condensed consolidated financial statements. The processes for determining allowances, reserves and write-downs of trade receivables and inventory, the valuation of equity securities, stock-based payment arrangements, deferred taxes and related valuation allowances involve certain assumptions and estimates that we believe to be reasonable under present facts and circumstances. These estimates and assumptions, if incorrect, could adversely impact our operations and financial position. There were no changes to our critical accounting policies during the quarter ended June 30, 2014 as described in Item 7. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Results of Operations for the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Sales, net for the six months ended June 30, 2014 and 2013 were $10,873,566 and $12,546,591, respectively, a decrease of $1,673,025 or approximately 13.3%. The decrease in sales is primarily attributable to decreased sales of our television direct marketing campaign for our Alternacig® brand, a decrease in sales from our on-line stores, distributor inventory build leveling off and continued pipeline load in the e-cigarette category in 2013, and the increasing prevalence of vaporizers, tanks and open system vapor products that are marginalizing the e-cigarette category, net of increases in sales to our wholesale and distributor customers. Sales were also negatively impacted by new national competitors’ launches of their own branded products during the second quarter of 2014. Due to low conversion rates, we limited the direct marketing campaign during the six months ended June 30, 2014, resulting in lower sales of our Alternacig brand. In addition, sales decreased due to certain wholesale and distribution customers selling off their current inventory of electronic cigarette products so they can switch to the vaporizers, tanks and open system vapor products (“e-vapor products”). During the six months ended June 30, 2014 we introduced several new e-vapor products under the Vapor X brand, including premium USA manufactured e-liquids. We anticipate that the demand for e-vapor products will continue to increase, as users want products that have more advanced technology with higher performance and longer battery life. As a result, we are in the process of altering our product mix to include more e-vapor products e-liquids and vaporizer accessories.

Cost of goods sold for the six months ended June 30, 2014 and 2013 were $8,374,522 and $7,430,415, respectively, an increase of $944,107, or approximately 12.7%. The increase is primarily due to the change in product mix to higher distributor and wholesaler sales, which have lower gross margins than our direct sales to consumers, an inventory provision of approximately $415,000 to reduce the carrying value of certain products as the Company transitioned to new product packaging, and an increase in sales incentives to assist customers in selling off certain product lines. As customers complete the migration to vaporizers, tanks and open vaporizer systems, our sales incentives should decrease. Our gross margins decreased to 23.0% from 40.8% primarily due to the inventory provision, increase in sales incentives and the change in the product mix.

Selling, general and administrative expenses for the six months ended June 30, 2014 and 2013 were $5,211,742 and $3,159,455, respectively, an increase of $2,052,287 or approximately 65%. The increase is primarily attributable to increases in non-cash stock compensation expense of $928,316 primarily attributable to the consulting agreement with Knight Global Services, professional fees of $637,097 due to implementing the corporate actions we agreed to take in connection with the private placement of common stock we completed in October 2013, including registering the shares for resale with the SEC, reincorporating to the State of Delaware from the State of Nevada, effecting the 1-for-5 reverse stock split of our common stock and uplisting to the NASDAQ Capital Market, plus costs incurred in connection with the pending acquisition of International Vapor Group, Inc.’s online, wholesale and retail operations. We also incurred additional personnel cost of $80,792 primarily attributable to accrued severance related to the resignation of our Chief Executive Officer, variable selling expenses of $161,604 primarily related to increases in postage due to the mailing of new product catalogues, filing and listing fees related to our uplisting to The NASDAQ Capital Market, business insurance due to the increases in coverage limits and increases in travel due to increased presence at trade shows and conferences, net of decreased merchant card processing fees due to lower transaction volumes.

Advertising expense was approximately $1,143,633 and $1,735,238 for the six months ended June 30, 2014 and 2013, respectively, a decrease of $591,605 or approximately 34.1%. During the six months ended June 30, 2014, we decreased our Internet advertising and television direct marketing campaign for our Alternacig® brand, increased our print advertising programs, participation at trade shows, initiated several new marketing campaigns in which we sponsored several music concerts and continued various other advertising campaigns.

Interest expense was approximately $56,616 and $143,409 for the six months ended June 30, 2014 and 2013, respectively. The 2014 interest expense was attributable to the term loan and the 2013 interest expense was attributable to the $300,000 Senior Convertible Notes, as amended, the $50,000 Senior Convertible Note, as amended, and the Senior Note, as amended, issued in the second and third quarters of 2012, and the 2013 Senior Convertible Note issued in January 2013.

Income tax (benefit) expense for the six months ended June 30, 2014 and 2013 was ($1,409,724) and $9,180, respectively. The increase in the income tax benefit directly relates to the Company’s increase in it’s deferred tax asset at June 30, 2014, mainly resulting to the net operating losses generated in the first six months of 2014. The effective tax rate for the six months ended June 30, 2014 differs from the U.S. federal statutory rate of 34% primarily due to utilization of net operating losses, the under accrual of state income taxes from prior years and certain permanent differences between tax reporting purposes and financial reporting purposes. The effective tax rate for the six months ended June 30, 2013 differs from the U.S. federal statutory rate of 34% primarily due to utilization of net operating losses, the under accrual of state income taxes from prior years and certain permanent differences between tax reporting purposes and financial reporting purposes.

Net (loss) income for the six months ended June 30, 2014 and 2013 was ($2,503,923) and $68,894, respectively, as a result of the items discussed above.

Results of Operations for the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Sales, net for the three months ended June 30, 2014 and 2013 were $6,081,322 and $6,185,842, respectively, a decrease of $104,520 or approximately 1.7%. The decrease in sales is primarily attributable to decreased sales of our television direct marketing campaign for our Alternacig® brand, a decrease in sales of from our on-line stores, distributor inventory build leveling off and continued pipeline load in the e-cigarette category in 2013, and the increasing prevalence of vaporizers, tanks and open system vapor products that are marginalizing the e-cigarette category, net of increases in sales to our wholesale and distributor customers. Sales were also negatively impacted by new national competitors’ launches of their own branded products during the second quarter of 2014. Due to low conversion rates, we limited the direct marketing campaign during the first quarter of 2014, resulting in lower sales of our Alternacig brand. In addition, sales decreased due to certain wholesale and distribution customers selling off their current inventory of electronic cigarette products so they can switch to e-vapor products. During the three months ended June 30, 2014 we introduced several new e-vapor products under the Vapor X brand, including premium USA manufactured e-liquids. We anticipate that the demand for e-vapor products will continue to increase, as users want products that have more advanced technology with higher performance and longer battery life. As a result, we are in the process of altering our product mix to include more e-vapor products e-liquids and vaporizer accessories.

Cost of goods sold for the three months ended June 30, 2014 and 2013 were $4,542,594 and $3,721,609, respectively, an increase of $820,985, or approximately 22.1%. The increase is primarily due to the change in product mix to higher distributor and wholesaler sales, which have lower gross margins than our direct sales to consumers, an inventory provision of approximately $415,000 to reduce the carrying value of certain products and an increase in sales incentives to assist customers in selling off certain product lines. As customers complete the migration to vaporizers, tanks and open vaporizer systems, our sales incentives should decrease. Our gross margins decreased to 25.3% from 39.8% primarily due to the inventory provision, increase in sales incentives and the change in the product mix.

Selling, general and administrative expenses for the three months ended June 30, 2014 and 2013 were $2,442,018 and $1,553,357, respectively, an increase of $888,661 or approximately 57.2%. The increase is primarily attributable to increases in non-cash stock compensation expense of $333,507 primarily attributable to the consulting agreement with Knight Global Services, professional fees of $323,028 due to completing the corporate actions we agreed to take in connection with the private placement of common stock we completed in October 2013, including registering the shares for resale with the SEC, uplisting to The NASDAQ Capital Market and costs incurred in connection with the pending acquisition of International Vapor Group, Inc.’s online, wholesale and retail operations, variable selling expenses of $173,571 primarily related to increases in postage due to the mailing of new product catalogues, filing and listing fees related to our uplisting to the NASDAQ Capital Market and increases in travel due to increased presence at trade shows and conferences, net of decreased merchant card processing fees due to lower transaction volumes.

Advertising expense was approximately $776,017 and $884,037 for the three months ended June 30, 2014 and 2013, respectively, a decrease of $108,020 or approximately 12.2%. During the three months ended June 30, 2014, we decreased our Internet advertising and television direct marketing campaign for our Alternacig® brand, increased our print advertising programs, participation at trade shows, initiated several new marketing campaigns in which we sponsored several music concerts and continued various other advertising campaigns.

Interest expense was approximately $29,182 and $76,899 for the three months ended June 30, 2014 and 2013, respectively. The 2014 interest expense was attributable to the term loan and the 2013 interest expense was attributable to the $300,000 Senior Convertible Notes, as amended, the $50,000 Senior Convertible Note, as amended, and the Senior Note, as amended, issued in the second and third quarters of 2012, and the 2013 Senior Convertible Note issued in January 2013.

Income tax (benefit) expense for the three months ended June 30, 2014 and 2013 was ($657,324) and $4,590, respectively. The increase in the income tax benefit directly relates to the Company’s increase in it’s deferred tax asset at June 30, 2014, mainly resulting to the net operating losses generated in the first six months of 2014. The effective tax rate for the three months ended June 30, 2014 differs from the U.S. federal statutory rate of 34% primarily due to utilization of net operating losses, the under accrual of state income taxes from prior years and certain permanent differences between tax reporting purposes and financial reporting purposes. The effective tax rate for the three months ended June 30, 2013 differs from the U.S. federal statutory rate of 34% primarily due to utilization of net operating losses, the under accrual of state income taxes from prior years and certain permanent differences between tax reporting purposes and financial reporting purposes.

Net loss for the three months ended June 30, 2014 and 2013 was $1,051,164 and $54,650, respectively, as a result of the items discussed above.

Liquidity and Capital Resources

We are not aware of any factors that are reasonably likely to adversely affect liquidity trends, other than those factors summarized under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. We are not involved in any hedging activities and had no forward exchange contracts outstanding at June 30, 2014. In the ordinary course of business we enter into purchase commitments by issuing purchase orders, which may or may not require vendor deposits. These transactions are recognized in our condensed consolidated financial statements in accordance with GAAP.

Our liquidity and capital resources have decreased as a result of the net operating loss we incurred during the six months ended June 30, 2014. At June 30, 2014, we had working capital of $8,154,997 compared to $11,657,615 at December 31, 2013, a decrease of $3,502,618. Subsequent to June 30, 2014 we made a secured loan to IVG for an aggregate principal amount of $500,000 under the Purchase Agreement. In addition, the Company will be required to pay $1.7 million in cash in connection with closing the pending acquisition of IVG’s business (the “Acquired Business”), which is expected to occur in September 2014.

Although the Company can provide no assurances, it believes its cash on hand and anticipated cash flow from operations will provide sufficient liquidity and capital resources to fund its business and the Acquired Business after closing of the acquisition for at least the next twelve months. In the event the Company continues to experience liquidity and capital resources constraints because of continuing operating losses from its existing business, the Acquired Business does not perform as anticipated, greater than anticipated sales growth or otherwise or any combination of the foregoing, the Company may need to raise additional capital in the form of equity and/or debt financing. In addition, the Company believes that it may need to raise additional capital to fund the expansion of the retail operations of the Acquired Business. If such additional capital is not available on terms acceptable to the Company or at all then the Company may need to curtail its operations and/or take additional measures to conserve and manage its liquidity and capital resources, any of which would have a material adverse effect on our business, results of operations and financial condition.

Our net cash used in operating activities was $2,756,588 and $422,093 for the six months ended June 30, 2014 and 2013, respectively, an increase of $2,334,495. Our net cash used in operating activities for the six months ended June 30, 2014 resulted from increases in inventories, other assets and accounts payable, net of decrease in due from credit card processors, accounts receivable, prepaid expenses, accrued expenses, and customer deposits which are attributable to our efforts to increase sales, alter our product mix to include more e-vapor products and accommodate anticipated future sales growth.

Our net cash used in investing activities was $5,846 and $8,057 for the six months ended June 30, 2014 and 2013, respectively, for purchases of property and equipment.

Our net cash (used in) provided by financing activities was ($478,334) and $499,680 for the six months ended June 30, 2014 and 2013, respectively. These financing activities relate to the Company’s repayment of the term loan and offering costs in 2014 and the issuance of the 2013 Senior Convertible Note, principal repayments of the senior note payable to stockholder and proceeds from exercise of stock options in 2013.

In the ordinary course of our business, we enter into purchase orders for components and finished goods, which may or may not require vendor deposits and may or may not be cancellable by either party. At June 30, 2014 and December 31, 2013, we had $541,540 and $782,363 in vendor deposits, respectively, which are included in prepaid expenses and vendor deposits on the condensed consolidated balance sheets included elsewhere in this report. At June 30, 2014 and December 31, 2013, we do not have any material financial guarantees or other contractual commitments that are reasonably likely to have an adverse effect on liquidity.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

We do not consider our business to be seasonal.

Inflation and Changing Prices

Neither inflation or changing prices for the three and six months ended June 30, 2014 had a material impact on our operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

Reference is made to note 6 to the Company’s condensed consolidated financial statements included elsewhere in this report for the information required by this Item.

Item 6.	Exhibits.

           The documents set forth below are filed or furnished herewith as indicated.

Exhibit No.	Description

2.1
Asset Purchase Agreement dated May 14, 2014 by and among Vapor Corp., IVGI Acquisition, Inc., International Vapor Group, Inc., certain subsidiaries of International Vapor Group, Inc. and the owners of International Vapor Group, Inc. (1)

2.2	First Amendment to Asset Purchase Agreement dated July 25, 2014 by and among Vapor Corp., IVGI Acquisition, Inc. and Nicolas Molina, David Epstein and David Herrera (2)
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1 **	Section 1350 Certifications of Chief Executive Officer.
32.2 **	Section 1350 Certifications of Chief Financial Officer.
101.INS *	XBRL Instance Document
101.DEF *	XBRLDefinition Linkbase Document
101.CAL *	XBRL Extension Calculation Linkbase Document
101.LAB *	XBRL Extension Label Linkbase Document
101. PRE *	XBRL Presentation Linkbase Document
101. SCH *	XBRL Extension Schema Document

*	Filed herewith.
**	Furnished herewith (not filed).
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 14, 2014, as filed with the SEC on May 15, 2014.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 25, 2014, as filed with the SEC on July 28, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAPOR CORP.

Date: August 14, 2014	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer

Date: August 14, 2014

/s/ Harlan Press
Harlan Press
Chief Financial Officer

