Form 10-Q
period 2014-09-30
VAPOR CORP.
filed 2014-11-14
CIK 844856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
☐ Yes     ☑ No

As of November 14, 2014, there were 16,561,911 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

2

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

VAPOR CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,672,664	$6,570,215
Due from merchant credit card processor, net of reserve for chargebacks of $2,500 and $2,500, respectively	115,894	205,974
Accounts receivable, net of allowance of $125,917 and $256,833, respectively	824,459	1,802,781
Inventories	4,135,522	3,321,898
Prepaid expenses and vendor deposits	1,332,110	1,201,040
Loan receivable	512,207	-
Deferred tax asset, net	-	766,498
TOTAL CURRENT ASSETS	8,592,856	13,868,406

Property and equipment, net of accumulated depreciation of $43,042 and $27,879, respectively	114,593	28,685
Other assets	374,565	65,284

TOTAL ASSETS	$9,082,014	$13,962,375

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,809,577	$1,123,508
Accrued expenses	333,860	420,363
Term loan	1,000,000	478,847
Customer deposits	255,200	182,266
Income taxes payable	3,092	5,807
TOTAL CURRENT LIABILITIES	3,401,729	2,210,791

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 16,759,411 and 16,214,528 shares issued and 16,509,411 and 16,214,528 outstanding, respectively	16,759	16,214
Additional paid-in capital	14,383,218	13,115,024
Accumulated deficit	(8,719,692)	(1,379,654)
TOTAL STOCKHOLDERS’ EQUITY	5,680,285	11,751,584

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,082,014	$13,962,375

See notes to unaudited condensed consolidated financial statements
3

VAPOR CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Nine Months Ended September 30,		For The Three Months Ended September 30,
	2014	2013	2014	2013

SALES, NET	$13,547,792	$18,958,196	$2,673,926	$6,411,605
Cost of goods sold	10,400,944	11,346,696	2,026,422	3,916,281
GROSS PROFIT	3,146,848	7,611,500	647,504	2,495,324

EXPENSES:
Selling, general and administrative	7,838,380	4,843,242	2,626,638	1,683,787
Advertising	1,815,450	2,153,491	671,817	418,253
Total operating expenses	9,653,830	6,996,733	3,298,455	2,102,040
Operating (loss) income	(6,506,982)	614,767	(2,650,951)	393,284
Other expense:
Interest expense	65,723	251,276	8,107	107,867
Total other expense	65,723	251,276	8,107	107,867
(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(6,572,705)	363,491	(2,659,058)	285,417
Income tax expense	767,333	13,770	2,177,057	4,590
NET (LOSS) INCOME	$(7,340,038)	$349,721	$(4,836,115)	$280,827
(LOSS) EARNINGS PER SHARE-BASIC and DILUTED	$(0.45)	$0.03	$(0.29)	$0.02
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	16,372,260	12,055,766	16,489,058	12,074,469
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-DILUTED	16,372,260	12,365,940	16,489,058	12,485,945

See notes to unaudited condensed consolidated financial statements
4

VAPOR CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine months Ended September 30,
	2014	2013
OPERATING ACTIVITIES:
Net (loss) income	$(7,340,038)	$349,721
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in allowances	(130,916)	41,500
Depreciation	15,163	8.116
Amortization of debt discount	-	21,768
Stock-based compensation expense	1,375,343	118,203
Deferred income tax expense	766,498	-
Changes in operating assets and liabilities:
Due from merchant credit card processors	90,080	837,411
Accounts receivable	1,109,238	(918,538)
Inventories	(813,624)	(1,345,707)
Prepaid expenses and vendor deposits	(131,070)	(432,090)
Other assets	(309,281)	(43,474)
Accounts payable	686,069	(592,060)
Accrued expenses	(86,503)	175,392
Customer deposits	72,934	307,442
Income taxes	(2,715)	61,585
NET CASH USED IN OPERATING ACTIVITIES	(4,698,822)	(1,410,731)

INVESTING ACTIVITIES:
Loan receivable	(512,207)	-
Purchases of property and equipment	(101,071)	(8,057)
NET CASH USED IN INVESTING ACTIVITIES:	(613,278)	(8,057)

FINANCING ACTIVITIES
Offering costs	(109,104)	-
Proceeds from issuance of senior convertible notes payable to related parties	-	425,000
Proceeds from issuance of senior convertible note payable to stockholder	-	500,000
Principal repayments of senior note payable to stockholder	-	(70,513)
Proceeds from borrowings under 2014 term loan,	1,000,000	-
Proceeds (repayments) under borrowings under 2013 term loan	(478,847)	660,539
Proceeds from exercise of stock options	2,500	30,450
NET CASH PROVIDED BY FINANCING ACTIVITIES	414,549	1,545,476

(DECREASE) INCREASE IN CASH	(4,897,551)	126,688

CASH — BEGINNING OF PERIOD	6,570,215	176,409

CASH — END OF PERIOD	$1,672,664	$303,097

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$76,615	$217,185
Cash paid for income taxes	$3,550	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cashless exercise of common stock purchase warrants	$142	$-

See notes to unaudited condensed consolidated financial statements
5

VAPOR CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	ORGANIZATION, BASIS OF PRESENTATION, AND RECENT DEVELOPMENTS

Organization

Vapor Corp. (the “Company”) is the holding company for its wholly owned subsidiaries Smoke Anywhere U.S.A., Inc. (“Smoke”) and IVGI Acquisition, Inc. The Company designs, markets and distributes electronic cigarettes, vaporizers, e-liquids and accessories under the Krave®, VaporX®, Hookah Stix®, Alternacig®, emagine vaporTM, Fifty-One® (also known as Smoke 51) and EZ Smoker® brands. “Electronic cigarettes” or “e-cigarettes,” designed to look like traditional cigarettes, are battery-powered products that enable users to inhale nicotine vapor without smoke, tar, ash, or carbon monoxide.

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

Resignation of Chief Executive Officer and Appointment of New Chief Executive Officer

Effective April 25, 2014, Kevin Frija resigned as the Company’s Chief Executive Officer and the Company’s Board of Directors appointed the Company’s President and incumbent member of the Board, Jeffrey Holman, as the Company’s new Chief Executive Officer.  In connection with Mr. Frija’s resignation as Chief Executive Officer, the Board approved severance payments to Mr. Frija in an aggregate amount equal to one year of base salary at the rate of $159,000 per annum payable in installments in accordance with the Company’s normal payroll schedule conditioned upon his execution and delivery of a general release to the Company, which has become irrevocable in accordance with its terms and applicable law, and his compliance with the non-solicitation, confidentiality and non-competition covenants of his Employment Agreement dated February 27, 2012 with the Company until April 24, 2015 in certain respects and indefinitely in other respects. During the nine months ended September 30, 2014 the Company accrued severance expense in the amount of $167,003, which is included as part of the selling, general and administrative expenses in accompanying condensed consolidated statements of operations in connection with Mr. Frija’s resignation.

Termination of Asset Purchase Agreement

On August 26, 2014, the Company and the Company’s newly formed wholly-owned subsidiary IVGI Acquisition, Inc., a Delaware corporation (the “Buyer”), and International Vapor Group, Inc., a Delaware corporation on behalf of itself and certain of its subsidiaries (“IVG” and together with such of its subsidiaries, the “Sellers”), and David Epstein, David Herrera and Nicolas Molina, in their capacities as the representatives of the Sellers and the owners of International Vapor Group, Inc., entered into a letter of termination (the “Termination Letter”), pursuant to which the parties  mutually terminated their previously announced Asset Purchase Agreement entered into on May 14, 2014 and amended on July 25, 2014 (the “Asset Purchase Agreement”).  See Note 4.

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

These unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2014 and 2013 should be read in conjunction with the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K for such year as filed with the SEC on February 26, 2014.   Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

Note 2.	LIQUIDITY AND FINANCIAL CONDITION

The Company’s liquidity and capital resources have decreased as a result of the net operating loss of $7,340,038 that it incurred during the nine months ended September 30, 2014. At September 30, 2014 the Company’s accumulated deficit amounted to $8,719,692. At September 30, 2014, the Company had working capital of $5,191,127 compared to $11,657,615 at December 31, 2013, a decrease of $6,466,488. As described in Note 8 (Subsequent Events), on November 14, 2014, the Company and institutional and individual accredited investors (the “Investors”) entered in a securities purchase agreement for the first financing transaction contemplated by Company’s proposed merger transaction with Vaporin, Inc. (“Vaporin”) pursuant to which the Company issued and sold in a private placement $1.25 million principal amount of senior convertible notes (the “Convertible Notes”) and warrants to purchase up to 1,136,364 shares of the Company’s common stock (the “Warrants”).  In addition, the proposed merger transaction with Vaporin, also provides for two additional financing transactions with the Investors, the first to occur at the closing of the proposed merger for $3.5 million of common stock and warrants of the Company and the second to occur subsequent to the closing of the proposed merger for up to $25 million of common stock and warrants of the Company subject to the Company complying with financial covenants and performance-based metrics still to be negotiated between the Company and the Investors. The Company will use the net proceeds from the sale of the Convertible Notes for working capital.

Although the Company can provide no assurances, it believes its cash on hand, anticipated cash flow from operations, net proceeds from the sale of the Convertible Notes and Warrants and the anticipated repayment of the secured term loan by IVG will provide sufficient liquidity and capital resources to fund its business for at least the next twelve months.  In the event the Company continues to experience liquidity and capital resources constraints, either before the proposed merger with Vaporin, is completed or in the event such proposed merger is not completed, or because of continuing operating losses from its existing business, or the Company’s new retail kiosks and stores do not perform as anticipated, or greater than anticipated sales growth, or greater than anticipated capital needs to expand its new retail kiosk and store operations or otherwise or any combination of the foregoing, the Company may need to raise additional capital in the form of equity and/or debt financing.  .  If either such additional capital is not  available on terms acceptable to the Company or at all or the proposed merger with Vaporin, is not completed then the Company may need to curtail its operations and/or take additional measures to conserve and manage its liquidity and capital resources, any of which would have a material adverse effect on our business, results of operations and financial condition.

Note 3.	SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany transactions and balances have been eliminated.

Use of estimates in the preparation of the financial statements
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of net revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include allowances, reserves and write-downs of receivables and inventory, valuing equity securities, stock-based payment arrangements, deferred taxes and valuation allowances.  Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company’s industry, and general economic conditions.  It is possible that these external factors could have an effect on the Company’s management’s estimates that could cause actual results to differ from management’s estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and records adjustments when necessary.

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

The Company periodically provides incentive offers to its customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases, inducement offers, such as offers for future discounts subject to a minimum current purchase, and other similar offers. Current discount offers, when accepted by the Company’s customers, are treated as a reduction to the purchase price of the related transaction, while inducement offers, when accepted by its customers, are treated as a reduction to the purchase price of the related transaction based on estimated future redemption rates. Redemption rates are estimated using the Company’s historical experience for similar inducement offers. The Company reports sales net of current discount offers and inducement offers on its condensed consolidated statements of operations.

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

At September 30, 2014 accounts receivable balances included a concentration from three customers of an amount greater than 10% of the total net accounts receivable balance ($154,071 from Customer A, $128,615 from Customer B and $88,812 from Customer C.) At December 31, 2013 accounts receivable balances included a concentration from one customer of an amount greater than 10% of the total net accounts receivable balance ($286,768 from Customer D). As to revenues in fiscal 2014, one customer accounted for sales in excess of 10% of the net sales for the three months ended September 30, 2014 ($732,225 from Customer A) and two customers accounted for sales in excess of 10% of the net sales for the nine months ended September 30, 2014 ($2,187,797 from Customer A, and $1,506,880 from Customer E.) As to revenues in fiscal 2013, one customer accounted for sales in excess of 10% of the net sales for the three-month period ended September 30, 2013 ($1,190,413 to Customer D). No customers accounted for revenues in excess of 10% of the net sales for the nine month period ended September 30, 2013.

Inventories
Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. If the cost of the inventories exceeds their market value, provisions are recorded to write down excess inventory to its net realizable value.  The Company’s inventories consist primarily of merchandise available for resale.

Income Taxes
The provision for income taxes is based on (loss) income before income tax expense reported for financial statement purposes after adjustments for transactions that do not have tax consequences. Deferred tax assets and liabilities are realized according to the estimated future tax consequences attributable to differences between the carrying value of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates as of the date of the condensed consolidated balance sheets. The effect of a change in tax rates on deferred tax assets and liabilities is reflected in the period that includes the statutory enactment date. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management has determined that a valuation allowance of $2,177,057 and $0 is required at September 30, 2014 and December 31, 2013, respectively, to reduce the deferred tax assets for the amounts that will likely not be realized. Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax assets may be necessary.

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

In order to determine the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter. As a result of continued operating losses and cash used in operations, the Company determined during the third quarter of 2014 that a valuation allowance against its deferred tax assets was necessary in order to reduce the deferred tax assets to an amount that will be more likely than not be realized. Income tax expense for the three months ended September 30, 2014 and 2013 was $2,177,057 and $4,590, respectively. Income tax  expense for the nine months ended September 30, 2014 and 2013 was $767,333 and $13,770, respectively. The effective tax rate for the three and nine months ended September 30, 2014 differs from the U.S. federal statutory rate of 34% primarily due to the recording of a valuation allowance to reduce the value of the deferred tax assets for the amounts that will likely not be realized and certain permanent differences between tax reporting purposes and financial reporting purposes. The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. At September 30, 2014 the Company had federal and state net operating losses of $6,297,383 and $4,083,170, respectively.  These net operating losses expire at various times through 2034. Utilization of the Company’s net operating losses may be subject to annual limitation due to ownership change limitations that may have occurred or that could occur in the future with respect to the stock ownership of the Company, as required by section 382 of the Internal Revenue Service Code of 1986, as amended, as well as similar state provisions. These ownership changes may limit the amount of net operating losses that can be utilized annually to offset future taxable income and tax respectively.

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

Recent Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. . The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

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

The FASB has issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP.  The Company has elected to early adopt the provisions of ASU 2014-15 in connection with the issuance of these unaudited condensed consolidated financial statements.  Information regarding the Company’s liquidity and financial condition has been disclosed in Note 2.

The FASB, the Emerging Issues Task Force and the SEC have issued other accounting standards, updates and regulations as of September 30, 2014 that will become effective in subsequent periods; however, management of the Company does not believe that any of those standards, updates or regulations would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during the three and nine months ended September 30, 2014 or 2013, and it does not believe that any of them will have a significant impact on the Company’s condensed consolidated financial position and results of operations  at the time they become effective.

Note 4.	TERMINATION OF ASSET PURCHASE AGREEMENT WITH INTERNATIONAL VAPOR GROUP, INC.

On May 14, 2014, the Company entered into the Asset Purchase Agreement with IVG pursuant to which the Company was to purchase the business of IVG by acquiring substantially all of the assets and assuming certain of the liabilities of IVG in an asset purchase transaction. On July 25, 2014, the Company, the Buyer and the Owners David Epstein, David Herrera and Nicolas Molina, in their capacities as the representatives of the Sellers and Owners, entered into a First Amendment to Asset Purchase Agreement (the “First Amendment”).

On August 26, 2014, the Company, the Buyer, and the Sellers and David Epstein, David Herrera and Nicolas Molina, in their capacities as the representatives of the Sellers and the owners of International Vapor Group, Inc., entered into the Termination Letter, pursuant to which the parties mutually terminated their previously announced  Asset Purchase Agreement entered into on May 14, 2014 and amended on July 25, 2014.

The Company and the Sellers mutually terminated the Asset Purchase Agreement because the parties could not agree upon certain operational and financial matters pertaining to the post-closing integration of the Sellers’ business operations.

There are no current disputes or disagreements between the Company and the Sellers and neither party is liable for any breakup fees or reimbursement of costs to the other party as a result of the termination of the Asset Purchase Agreement.

The Termination Letter also provides, among other matters, that the secured promissory note dated July 28, 2014 made by IVG in favor of the Company in the principal amount of $500,000 and the guaranty thereof by Messrs. Molina, Epstein and Herrera will continue in full force and effect notwithstanding the termination of the Asset Purchase Agreement. The secured promissory note is due and payable in full on February 28, 2015, bears interest at 8% per annum and is secured by a security interest in certain assets of IVG. At September 30, 2014 the balance of the loan receivable including accrued and unpaid interest was $512,207.

Notwithstanding termination of the Asset Purchase Agreement, the Company has entered into nine (9) of the ten (10) real estate leases for new retail kiosks and stores that it assumed from the Sellers under the Asset Purchase Agreement.  See Note 6.

Note 5.	FACTORING FACILITY AND TERM LOAN PAYABLE

Factoring Facility

On August 8, 2013, the Company and Smoke entered into an accounts receivable factoring facility (the “Factoring Facility”) with Entrepreneur Growth Capital, LLC (the “Lender”) pursuant to an Invoice Purchase and Sale Agreement, dated August 8, 2013, by and among them (the “Factoring Agreement”). During the three and nine months ended September 30, 2014,  the Company did not borrow under the Factoring Facility. At September 30, 2014 and December 31, 2013 the Company had no borrowings outstanding under the Factoring Facility.

2013 Term Loan

On August 16, 2013, the Company and Smoke entered into a $750,000 term loan (the “2013 Term Loan”) with the Lender pursuant to a Credit Card Receivables Advance Agreement, dated August 16, 2013, by and among them (the “2013 Term Agreement”). The 2013 Term Loan matured on August 15, 2014 (or earlier generally upon termination of the Factoring Agreement), was payable from the Company’s and Smoke’s current and future merchant credit card receivables at the annual rate of 16% subject to the Lender retaining a daily fixed amount of $3,346 from the daily collection of the merchant credit card receivables and was secured by a security interest in substantially all of the Company’s assets. The Company used the proceeds of the 2013 Term Loan for general working capital purposes.

At September 30, 2014 and December 31, 2013 the Company had $0 and $478,847 of borrowings outstanding under the 2013 $750,000 Term Loan, respectively. During the three and nine months ended September 30, 2014, the Company recorded $17,540 and $76,617, respectively, in interest expense for the 2013 Term Loan and this amount is included in interest expense in the accompanying condensed consolidated statements of operations.  During the three and nine months ended September 30, 2013, the Company recorded $14,308 and $14,308, respectively in interest expense for the 2013 Term Loan and this amount is included in interest expense in the accompanying condensed consolidated statements of operations.  The 2013 Term was terminated on September 23, 2014 and replaced by the 2014 $1 Million Term Loan described below.

2014 Term Loan

On September 23, 2014, the Company and Smoke entered into a $1,000,000 term loan (the “2014 Term Loan”) with the Lender pursuant to a secured promissory note entered into by the Company and Smoke in favor of the Lender (the “Secured Note”). Under the Secured Note, the 2014 Term Loan bears interest at 14% per annum and is secured by a security interest in substantially all of the Company’s assets. Under the Secured Note, the principal amount of the 2014 Term Loan is payable in twelve (12) successive monthly installments of $83,333.33 with the last payment due in September 2015. Interest on the 2014 Term Loan is payable in arrears. The Company will use the proceeds of the 2014 Term Loan for general working capital purposes.

During the three and nine months ended September 30, 2014, the Company recorded $3,111 and $3,111, respectively, in interest expense for the 2014 Term Loan and this amount is included in interest expense in the accompanying condensed consolidated statements of operations.

Each of the Company’s Chief Executive Officer and Chief Financial Officer have personally guaranteed performance of certain of the Company’s obligations under the Secured Note and the Factoring Agreement.

Note 6.	STOCKHOLDERS’ EQUITY

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

Under the terms of the Consulting Agreement, the Company has issued to Mr. Kavanaugh 400,000 shares of its common stock, of which 50,000 shares vested immediately upon execution of the Consulting Agreement, 50,000 shares vested on May 3, 2014, 50,000 shares vested on August 3, 2014 and the remaining 250,000 shares will vest in installments of 50,000 shares each quarterly period beginning on the 90th day following August 3, 2014 and each ensuing quarterly period thereafter so long as the Consulting Agreement has not been terminated and during each quarterly period Knight Global has presented the Company with a minimum of six (6) bona fide opportunities for activities specified in the Consulting Agreement that are intended to increase awareness of the Company’s electronic cigarettes. In addition, during the term of the Consulting Agreement, which is 2 years, and during an 18-month post-termination period, the Company has agreed to pay Knight Global commissions payable in cash equal to 6% of “net sales” (as defined in the Consulting Agreement) of its products to retailers introduced by Knight Global and to retailers with which the Company has existing relationships and with which Knight Global is able, based on its verifiable efforts, to increase net sales of the Company’s products.

The grant date fair value of the common shares issued on February 3, 2014 was $3,080,000 based on closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, on February 3, 2014. The Company has determined that the achievement of the performance conditions defined in the Consulting Agreement is probable and as a result, during the three and nine months ended September 30, 2014, the Company recognized stock-based compensation expense relating to the Consulting Agreement, in the amount of $336,875 and $1,266,057, respectively, which is included as part of selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

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

Under the terms of the Purchase Agreement, the Company:

●	Amended its existing equity incentive plan on November 20, 2013 to reduce the number of shares of its common stock reserved and available for issuance under the plan to 1.8 million from 8 million.

●	Effectuated a reverse stock split of its common stock at a ratio of 1-for-5, which became effective in the marketplace at the opening of business December 27, 2013 (as described in Note 1 above).

●	Reincorporated to the State of Delaware effective on December 31, 2013.

●
Reconstituted its board of directors effective April 25, 2014 so that the board of directors consists of five members, a majority of whom each qualify as an “independent director” as defined in NASDAQ Marketplace Rule 5605(a)(2) and the related NASDAQ interpretative guidance; and

●	Listed its common stock on The NASDAQ Capital Market effective May 30, 2014.

Warrants
A summary of warrant activity for the nine months ended September 30, 2014 is presented below:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	215,880	$3.23	—	$—
Warrants granted	—	—	—	—
Warrants exercised	(192,970)	3.30	—	—
Warrants forfeited or expired	—	—	—	—
Outstanding at September 30, 2014	22,910	$2.63	5.0	$53,090
Exercisable at September 30, 2014	22,910	$2.63	5.0	$53,090

On May 8, 2014, 192,970 warrants were exercised on a cashless basis into 142,383 shares of common stock.

Stock-based Compensation

On March 6, 2014, the Board granted to Ryan Kavanaugh a non-qualified Director’s stock option award under the Company’s Equity Incentive Plan to purchase up to 60,000 shares of the Company’s common stock at an exercise price per share equal to $8.30 (the closing share price of the Company’s common stock as reported on the OTC Bulletin Board at the close of trading on the grant date). On April 25, 2014, the Board granted to each of the three (3) other New Directors a non-qualified stock option award under the Company’s Equity Incentive Plan to purchase up to 60,000 shares of the Company’s common stock at an exercise price per share equal to $6.48 (the closing share price of the Company’s common stock as reported on the OTC Bulletin Board at the close of trading on the grant date). Each of the New Director’s stock options expire on the fifth anniversary of the grant date, vest in equal annual installments over a three-year period from the grant date subject to he/she serving as a member of the Board on each such vesting date and is to be evidenced by a non-qualified stock option agreement customarily utilized under the Equity Incentive Plan. The weighted average grant date fair value of the March 6 and April 25, 2014 awards were $149,160 and $315,720, respectively.

In addition, during the nine months ended September 30, 2014, the Company issued non-qualified stock option awards under the Company’s Equity Incentive Plan to purchase up to 12,000 shares of the Company’s common stock at an exercise price equal to $8.30 (the closing share price of the Company’s common stock as reported on the OTC Bulletin Board at the close of trading on the grant date). The options vest in 3 annual installments and had an aggregate grant date fair value of $29,832.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

For Nine months Ended September 30, 2014
Expected term	5 - 7 years

Risk Free interest rate	1.57% - 1.72%

Dividend yield	0.0%

Volatility	27% - 31%

No employee stock options were granted during the first nine months of 2013.

Stock option activity
Options outstanding at September 30, 2014 under the various plans are as follows (in thousands):

Plan	Total Number of Options Outstanding under Plans

Equity compensation plans not approved by security holders	900

Equity Incentive Plan	453

1,353

A summary of activity under all option Plans at September 30, 2014 and changes during the nine months ended September 30, 2014 (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,119	$2.17	6.89	$7,815
Options granted	252	7.00	5.24	-
Options exercised	2	1.00	-	-
Options forfeited or expired	16	1.47	10.00	-
Outstanding at September 30, 2014	1,353	$3.08	6.54	$-
Exercisable at September 30, 2014	1,004	$2.15	6.41	$-
Options available for grant at September 30, 2014	1,301

During the three months ended September 30, 2014 and 2013, the Company recognized stock-based compensation expense in connection with the amortization of stock options expense of $54,360 and $9,827, respectively. During the nine months ended September 30, 2014 and 2013, the Company recognized stock-based compensation expense in connection with the amortization of stock option expense of $109,286 and $31,203, respectively. Stock-based compensation expense is included as part of selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

At September 30, 2014 the amount of unamortized stock-based compensation expense on unvested stock options granted to employees, directors and consultants was $531,616 and will be amortized over 3.0 years.

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

The following table reconciles the numerator and denominator for the calculation:

	For the nine months ended September 30,		For the three months ended September 30,
	2014	2013	2014	2013

Net (loss) income - basic	$(7,340,038)	$349,721	$(4,836,115)	$280,827

Denominator – basic:
Weighted average number of common shares outstanding	16,372,260	12,055,766	16,489,058	12,074,469
Basic (loss) earnings per common share	$(0.45)	$0.03	$(0.29)	$0.02

Net (loss) income - diluted	$(7,340,038)	$349,721	$(4,836,115)	$280,827

Denominator – diluted:
Weighted average number of common shares outstanding	16,372,260	12,055,766	16,489,058	12,074,469

Weighted average effect of dilutive securities:
Common share equivalents of outstanding stock options	-	301,674	-	400,280
Common share equivalents of outstanding warrants	-	8,501	-	11,196
Weighted average number of common shares outstanding	16,372,260	12,365,940	16,489,058	12,485,945
Diluted (loss) earnings per common share	$(0.45)	$0.03	$(0.29)	$0.02

Securities excluded from the weighted outstanding because their inclusion would have been antidilutive:
Convertible debt	-	712,398	-	712,398
Stock options	1,352,800	-	1,352,800	-
Warrants	22,910	4,089	22,910	4,089
Restricted common stock	250,000	-	250,000	-

Note 7.	COMMITMENTS AND CONTINGENCIES

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

During the three months ended September 30, 2014, the Company entered into nine (9) real estate leases for eight (8) new retail kiosks and one (1) new retail store that it assumed from the Sellers under the Asset Purchase Agreement that the Company and the Sellers mutually terminated on August 26, 2014 pursuant to the Termination Letter. See Note 4. The kiosks and store are scheduled to open during the fourth quarter of 2014. The kiosks are located in malls in Florida, Maryland, New Jersey and Texas. The retail store is located in Ft. Lauderdale, FL. Under these leases, the initial lease terms range from one to five years, the Company is required to pay base and percentage rents and the Company is required to pay for common area and maintenance charges and utilities.

The remaining minimum annual rents for the years ending December 31 are:

2014	$134,953
2015	572,798
2016	307,488
2017	300,279
2018	253,841
Thereafter	203,964
Total	$1,773,323

Rent expense for the three months ended September 30, 2014 and 2013 was $46,841 and $40,068, respectively. Rent expense for the nine months ended September 30, 2014 and 2013 was $137,853 and $117,660, respectively. Rent expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of our business. There were no pending material claims or legal matters as of the date of this report other than two of the three following matters.

On May 15, 2011, the Company became aware that Ruyan Investment (Holdings) Limited (“Ruyan”) had named the Company, along with three other sellers of electronic cigarettes in a lawsuit filed in the U.S. District Court for the Central District of California alleging infringement of U.S. Patent No. 7,832,410, entitled “Electronic Atomization Cigarette” against the Company’s Fifty-One Trio products. In that lawsuit, which was initially filed on January 12, 2011, Ruyan was unsuccessful in bringing suit against the Company due to procedural rules of the court. Subsequent thereto, on July 29, 2011, Ruyan filed a new lawsuit in which it named the Company, along with seven other sellers of electronic cigarettes, alleging infringement of the same patent. On March 1, 2013, the Company and Ruyan settled this multi-defendant federal patent infringement lawsuit as to them pursuant to a settlement agreement by and between them. Under the terms of the settlement agreement:

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

On June 22, 2012, Ruyan filed a second lawsuit against the Company alleging infringement of U.S. Patent No. 8,156,944, entitled “Aerosol Electronic Cigarette” (the “944 Patent”). Ruyan also filed separate cases for patent infringement against nine other defendants asserting infringement of the ‘944 Patent. Ruyan’s second lawsuit against the Company known as Ruyan Investment (Holdings) Limited v. Vapor Corp., No. 12-cv-5466, is pending in the United States District Court for the Central District of California. All of these lawsuits have been consolidated for discovery and pre-trial purposes. The Company intends to vigorously defend against this lawsuit.

On February 25, 2013, Ruyan’s second patent infringement lawsuit against the Company as well as all of the other consolidated lawsuits were stayed as a result of the Court granting a stay in one of the consolidated lawsuits. The Court granted the motion to stay Ruyan’s separate lawsuits against the Company and the other defendants based on the filing of a request for inter partes reexamination of the 944 Patent at the U.S. Patent and Trademark Office.

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

On March 5, 2014, Fontem Ventures, B.V. and Fontem Holdings 1 B.V. (the successors to Ruyan) filed a complaint against the Company in the U.S. District Court for the Central District of California, captioned Fontem Ventures B.V., et al. v. Vapor Corp., No. 14-cv-1650. The complaint alleges infringement of U.S. Patent No. 8,365,742, entitled “Aerosol Electronic Cigarette”, U.S. Patent No. 8,375,957, entitled “Electronic Cigarette” (the “957 Patent”), U.S. Patent No. 8,393,331, entitled “Aerosol Electronic Cigarette” (the “331 Patent”) and U.S. Patent No. 8,490,628, entitled “Electronic Atomization Cigarette” (the “628 Patent”). On April 8, 2014, plaintiffs amended their complaint to add U.S. Patent No. 8,689,805, entitled “Electronic Cigarette” (the “805 Patent”). The products accused of infringement by plaintiffs are various Krave, Fifty-One and Hookah Stix products and parts. Nine other companies were also sued in separate lawsuits alleging infringement of one or more of the patents listed above. The Company filed its Answer and Counterclaims on May 1, 2014 and believes the claims are without merit. Other defendants have filed petitions for inter partes reexamination of the 331, 628 and 805 Patents at the U.S. Patent and Trademark Office, which petitions are pending.

On October 21, 2014, Fontem Ventures B.V. and Fontem Holdings 1 B.V. filed a complaint against the Company in the U.S. District Court for the Central District of California, captioned Fontem Ventures B.V., et al. v. Vapor Corp., No. 14-cv-8155. The complaint alleges infringement of U.S. Patent No. United States Patent No. 8,863,752, entitled “Electronic Cigarette”. The products accused of infringement by plaintiffs are various Krave and Fifty-One products and parts. The Company has not yet been served with the complaint.

Related Party Transactions

During the three and nine months ended September 30, 2013, the Company paid aggregate interest of $35,553 and $94,491, respectively to Ralph Frija, the father of the Company’s former Chief Executive Officer Kevin Frija and a less than 5% stockholder, pursuant to a previously outstanding senior note.

During the three and nine months ended September 30, 2013, the Company paid aggregate interest of $6,805 and $20,194, respectively to Kevin Frija, a greater than 5% stockholder, pursuant to a previously outstanding senior convertible note.

During the three and nine months ended September 30, 2013, the Company paid interest of $4,537 and $13,463, respectively, to Doron Ziv, a greater than 5% stockholder, and to Harlan Press, the Company’s Chief Financial Officer, pursuant to previously outstanding senior convertible notes. No interest was paid during the three and nine months ended September 30, 2014 to these related parties.

During the three and nine months ended September 30, 2013, the Company paid aggregate interest of $4,142 and $4,142, respectively to Philip Holman, the father of the Company’s Chief Executive Officer Jeffrey Holman and a less than 5% stockholder, pursuant to a previously outstanding senior convertible note.

Purchase Commitments

At September 30, 2014 and December 31, 2013, the Company has vendor deposits of $600,902 and $782,363, respectively, and vendor deposits are included as a component of prepaid expenses and vendor deposits on the condensed consolidated balance sheets included herewith.

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

Subsequent to September 30, 2014 but before these condensed consolidated financial statements were issued, an additional 50,000 shares of common stock vested in connection with the Consulting Agreement with Knight Global, a related party.

On November 6, 2014, the Company entered into a binding term sheet (the “Term Sheet”) related to a proposed merger with Vaporin, Inc., a Delaware corporation (“Vaporin”, and together with the Company, the “Parties”) and financing transaction with certain other third parties.

By signing the Term Sheet, the Parties have agreed to negotiate in good faith and to execute a definitive agreement as soon as possible, but in any event prior to December 21, 2014, and to otherwise use best efforts to consummate the transactions contemplated by the Term Sheet on an expedited basis. Pursuant to the terms of the Term Sheet, the merger agreement will provide for the acquisition of Vaporin by the Company through a statutory merger with the Company being the surviving corporation upon consummation of the merger.

As consideration for the merger, the Term Sheet provides that the stockholders of Vaporin would be entitled to receive the number of shares of the Company’s common stock such that the former Vaporin stockholders would collectively own 45.0% of the issued and outstanding shares of common stock of the combined company following consummation of the merger, subject to any adjustments to the exchange ratio which would be necessary to permit the respective financial advisers of both the Company and Vaporin to make the determination that the merger consideration is fair from a financial perspective. The Term Sheet provides that the shares of the Company’s common stock to be issued in upon consummation of the proposed merger will be registered on a Form S-4 registration statement (the “Registration Statement”) to be filed with the U.S. Securities and Exchange Commission (the “SEC”). The Term Sheet also prohibits both the Company and Vaporin from entering into discussions or negotiations of any kind (written or oral) with any other entity or person, perform any actions of any kind that are inconsistent in any way with the matters discussed in the Term Sheet, or entertain, solicit, or consider any offers, terms, conditions, or provisions from any other entity or person regarding any transaction involving a sale of all or substantially all of the assets of the Company or Vaporin, as applicable, a merger, consolidation, or recapitalization of the Company or Vaporin, as applicable, or any similar transaction until March 31, 2015, subject to certain exceptions.

In addition to the proposed merger, the Term Sheet also provides the material terms for a series of financing transactions. The first financing, which was completed on November 14, 2014 and is described in Note 2 above, involved the sale of the Convertible Notes and Warrants to the Investors from which the Company realized gross proceeds of $1.25 million and warrants to purchase up to 1,136,364 shares of the Company’s common stock. The Convertible Notes bear interest at 7% per annum payable monthly in shares of the Company’s common stock or cash at the option of the Company, are convertible into shares of the Company’s common stock at $1.10 per share (subject to structural anti-dilution protection for stock splits, stock dividends, combinations or similar events) and mature on November 13, 2015 (unless earlier converted or redeemed). The Warrants are exercisable for a period of five (5) years at $2.00 per share (subject to structural anti-dilution protection for stock splits, stock dividends, combinations or similar events).  Palladium Capital Advisors LLC served as placement agent in this first financing for which it received a fee equal to 5% of the gross proceeds of the sale of the Convertible Notes and will also receive a warrant, on terms equivalent to the Warrants, to purchase shares of the Company’s common stock equal to 5% of the shares sold or issuable upon conversion of the Convertible Notes.

The Investors are shareholders of Vaporin. Pursuant to the Term Sheet, a second equity financing of $3.5 million in common stock and warrants is expected to close contingent on the closing of the merger with Vaporin. The Term Sheet also contemplates that the Company may receive up to a total of $25.0 million in additional equity investments subject to financial covenants and performance-based metrics still to be negotiated and documented in the final definitive agreements.

The Parties are currently in the process of negotiating definitive agreements, which are subject to approval of each of the Company’s and Vaporin’s board of directors. The Term Sheet further provides that the merger agreement and financings will include certain customary conditions to closing, including that the consummation of the transactions contemplated by the merger agreement to be entered into shall be subject to, among other things, (i) the receipt by each of the Company and Vaporin of an independent fairness issued by a separate independent investment bank which provides a favorable opinion regarding the financial terms and conditions of the proposed merger; (ii) satisfactory completion of due diligence by each of the Company and Vaporin; (iii) the Registration Statement being declared effective by the SEC and no stop orders from any regulatory authority being in place; (iv) the receipt of approval by the stockholders of the Company and Vaporin to the merger and merger agreement; and (v) the receipt by both Parties of all required regulatory approvals, including from The NASDAQ Stock Market.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “will,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in our subsequent filings with the SEC, and include, among others, the following: competition, consumer acceptance of our products, changes in customer preferences, reliance on Chinese suppliers and manufacturers, government regulation, product liability claims, the availability, terms and deployment of capital and consumer acceptance of our retail kiosks and stores. The terms “Vapor Corp.,” “Vapor,” “we,” “us,” “our,” and the “Company” refer to Vapor Corp. and its wholly owned subsidiary Smoke Anywhere USA, Inc. and the terms “Smoke Anywhere USA,” and “Smoke” refer to our wholly owned subsidiary Smoke Anywhere USA, Inc.”

Executive Overview

The Company designs, markets and distributes electronic cigarettes, vaporizers, e-liquids and accessories under the Krave®, VaporX®, Hookah Stix®, Alternacig®, emagine vaporTM, Fifty-One® (also known as Smoke 51) and EZ Smoker® brands. “Electronic cigarettes” or “e-cigarettes,” are battery-powered products that enable users to inhale nicotine vapor without fire, smoke, tar, ash, or carbon monoxide.

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

The Company’s business strategy leverages its ability to design, market and develop multiple e-cigarette brands and to bring those brands to market through its multiple distribution channels. The Company sells its products through its online stores, its direct response television marketing efforts, to retail channels through its direct sales force, and through third-party wholesalers, retailers, and value-added resellers. The Company intends to open eight (8) new emagine vaporTM retail kiosks and one (1)new emagine vaporTM retail store during the fourth quarter of 2014 to expand its distribution channels.

Critical Accounting Policies and Estimates

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have selected for disclosure our revenue recognition process and our accounting processes involving significant judgments, estimates and assumptions. These processes affect our reported revenues and current assets and are therefore critical in assessing our financial and operating status. We regularly evaluate these processes in preparing our condensed consolidated financial statements. The processes for determining allowances, reserves and write-downs of trade receivables and inventory, the valuation of equity securities, stock-based payment arrangements, deferred taxes and related valuation allowances involve certain assumptions and estimates that we believe to be reasonable under present facts and circumstances. These estimates and assumptions, if incorrect, could adversely impact our operations and financial position. There were no changes to our critical accounting policies during the quarter ended September 30, 2014 as described in Item 7. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Results of Operations for the Nine months Ended September 30, 2014 Compared to the Nine months Ended September 30, 2013

Sales, net for the nine months ended September 30, 2014 and 2013 were $13,547,792 and $18,958,196, respectively, a decrease of $5,410,404 or approximately 28.5%. The decrease in sales is primarily attributable to decreased sales of our television direct marketing campaign for our Alternacig® and VaporX® branded campaigns, a decrease in sales from our on-line stores, distributor inventory build leveling off and continued pipeline load in the e-cigarette category in 2013, and the increasing prevalence of vaporizers, tanks and open system vapor products that are marginalizing the e-cigarette category. Sales were also negatively impacted by new national competitors’ launches of their own branded products during the second quarter of 2014. Due to low conversion rates of our Alternacig® and VaporX® branded direct marketing campaign, we limited the direct marketing campaign, resulting in lower sales of our direct marketing products. In addition, sales decreased due to certain wholesale and distribution customers selling off their current inventory of electronic cigarette products so they can switch to the vaporizers, tanks and open system vapor products (“e-vapor products”). During the nine months ended September 30, 2014 we introduced several new e-vapor products under the Vapor X brand, including premium USA manufactured e-liquids. We anticipate that the demand for e-vapor products will continue to increase, as users want products that have more advanced technology with higher performance and longer battery life. As a result, we are in the process of opening eight (8) new emagine vaporTM retail kiosks and one (1) new emagine vaporTM retail store to expand our distribution channels for vaporizer and e-cigarette products. In addition we are altering our product mix to include more e-vapor products e-liquids and vaporizer accessories.

Cost of goods sold for the nine months ended September 30, 2014 and 2013 were $10,400,944 and $11,346,696, respectively, a decrease of $945,752, or approximately 8.3%. The decrease is primarily due to the decrease in sales, change in product mix to higher vaporizer and e-liquid sales, which have higher gross margins than our e-cigarettes, an inventory provision of approximately $415,000 to reduce the carrying value of certain products as the Company transitioned to new product packaging and an increase in sales incentives to assist customers in selling off certain product lines. As customers complete the migration to vaporizers, tanks and open vaporizer systems, our sales incentives should decrease. Our gross margins decreased to 23.2% from 40.1% primarily due to the inventory provision, increase in sales incentives and the change in the product mix.

Selling, general and administrative expenses for the nine months ended September 30, 2014 and 2013 were $7,838,380 and $4,843,242, respectively, an increase of $2,995,138 or approximately 61.8%. The increase is primarily attributable to increases in non-cash stock compensation expense of $1,257,140 primarily attributable to the consulting agreement with Knight Global Services, professional fees of $1,223,044 due to implementing the corporate actions we agreed to take in connection with the private placement of common stock we completed in October 2013, including registering the shares for resale with the SEC, reincorporating to the State of Delaware from the State of Nevada, effecting the 1-for-5 reverse stock split of our common stock and uplisting to the NASDAQ Capital Market, plus costs incurred in connection with the initiation and termination of the previously contemplated acquisition of International Vapor Group, Inc.’s online, wholesale and retail operations, and consulting and recruiting fees related to the development of the emagine vaporTM retail kiosk and store distribution channel. We also incurred additional filing and listing fees related to our uplisting to The NASDAQ Capital Market, business insurance due to the increases in coverage limits and increases in travel due to increased presence at trade shows and conferences, net of decreased personnel costs attributable to decreased payroll net of the accrued severance related to the resignation of our Chief Executive Officer, merchant card processing fees due to lower transaction volumes.

Advertising expense was approximately $1,815,450 and $2,153,491 for the nine months ended September 30, 2014 and 2013, respectively, a decrease of $338,041 or approximately 15.7%. During the nine months ended September 30, 2014, we decreased our Internet advertising and television direct marketing campaign for our Alternacig® brand, increased our print advertising programs, participation at trade shows, initiated several new marketing campaigns in which we sponsored several music concerts and continued various other advertising campaigns.

Interest expense was approximately $65,723 and $251,276 for the nine months ended September 30, 2014 and 2013, respectively. The 2014 interest expense was attributable to the 2013 $750,000 Term Loan and the 2014 $1 Million Term Loan. The 2013 interest expense was attributable to the $300,000 Senior Convertible Notes, as amended, the $50,000 Senior Convertible Note, as amended, and the Senior Note, as amended, issued in the second and third quarters of 2012, the 2013 $500,000 Senior Convertible Note issued in January 2013 the $350,000 Senior Convertible Notes and the $75,000 Senior Convertible Notes issued in July 2013, and the 2013 $750,000 Term Loan and Factoring Facility entered into in August 2013 (reference is made to Notes 4 and 5 of the condensed consolidated financial statements included elsewhere in this report for a description of these debt instruments).

Income tax expense for the nine months ended September 30, 2014 and 2013 was $767,333 and $13,770, respectively. The increase in the income tax expense directly relates to the Company’s increase in its deferred tax asset valuation allowance at September 30, 2014, mainly resulting from the net operating losses generated in the first nine months of 2014. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. After consideration of all of the information available, management has determined that a valuation allowance of $2,177,057 is required at September 30, 2014, to reduce the deferred tax assets for the amounts that will likely not be realized. The effective tax rate for the nine months ended September 30, 2014 differs from the U.S. federal statutory rate of 34% primarily due to utilization of net operating losses, the under accrual of state income taxes from prior years and certain permanent differences between tax reporting purposes and financial reporting purposes. The effective tax rate for the nine months ended September 30, 2013 differs from the U.S. federal statutory rate of 34% primarily due to utilization of net operating losses, the under accrual of state income taxes from prior years and certain permanent differences between tax reporting purposes and financial reporting purposes.

Net (loss) income for the nine months ended September 30, 2014 and 2013 was ($7,340,038) and $349,721, respectively, as a result of the items discussed above.

Results of Operations for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Sales, net for the three months ended September 30, 2014 and 2013 were $2,673,926 and $6,411,605, respectively, a decrease of $3,737,679 or approximately 58.3%. The decrease in sales is primarily attributable to decreased sales of our television direct marketing campaign for our Alternacig® brand, a decrease in sales of from our on-line stores, distributor inventory build leveling off and continued pipeline load in the e-cigarette category in 2013, and the increasing prevalence of vaporizers, tanks and open system vapor products that are marginalizing the e-cigarette category. Sales were also negatively impacted by new national competitors’ launches of their own branded products during the second quarter of 2014. Due to low conversion rates of our Alternacig® and VaporX® branded direct marketing campaign, we limited the direct marketing campaign, resulting in lower sales of direct marketing products. In addition, sales decreased due to certain wholesale and distribution customers selling off their current inventory of electronic cigarette products so they can switch to e-vapor products. During the three months ended September 30, 2014 we introduced several new e-vapor products under the Vapor X brand, including premium USA manufactured e-liquids. We anticipate that the demand for e-vapor products will continue to increase, as users want products that have more advanced technology with higher performance and longer battery life. As a result, we are in the process of opening eight (8) new emagine vaporTM retail kiosks and one (1) new emagine vaporTM retail store to expand our distribution channels for vaporizer and e-cigarette products. In addition we are altering our product mix to include more e-vapor products e-liquids and vaporizer accessories.

Cost of goods sold for the three months ended September 30, 2014 and 2013 were $2,026,422 and $3,916,281, respectively, a decrease of $1,889,859, or approximately 48.3%. The decrease is primarily due to the decrease in sales, change in product mix to higher vaporizer and e-liquid sales, which have higher gross margins than our e-cigarettes and an increase in sales incentives to assist customers in selling off certain product lines. As customers complete the migration to vaporizers, tanks and open vaporizer systems, our sales incentives should decrease. Our gross margins decreased to 24.2% from 38.9% primarily due to the increase in sales incentives and the change in the product mix.

Selling, general and administrative expenses for the three months ended September 30, 2014 and 2013 were $2,626,638 and $1,683,787, respectively, an increase of $942,851 or approximately 56%. The increase is primarily attributable to increases in non-cash stock compensation expense of $328,825 primarily attributable to the consulting agreement with Knight Global Services, professional fees of $650,370 due to completing the corporate actions we agreed to take in connection with the private placement of common stock we completed in October 2013, including registering the shares for resale with the SEC, uplisting to The NASDAQ Capital Market and costs incurred in connection with the initiation and termination of the previously contemplated acquisition of International Vapor Group, Inc.’s online, wholesale and retail operations, and consulting and recruiting fees related to the development of the emagine vaporTM retail kiosk and store distribution channel, filing and listing fees related to our uplisting to the NASDAQ Capital Market and increases in travel due to increased presence at trade shows and conferences, net of decreased merchant card processing fees due to lower transaction volumes.

Advertising expense was approximately $671,817 and $418,253 for the three months ended September 30, 2014 and 2013, respectively, an increase of $253,564 or approximately 60.6%. During the three months ended September 30, 2014, we decreased our Internet advertising and television direct marketing campaign for our Alternacig® and VaporX® brands, increased our print advertising programs, participation at trade shows, initiated several new marketing campaigns in which we sponsored several music concerts and continued various other advertising campaigns.

Interest expense was approximately $8,107 and $107,867 for the three months ended September 30, 2014 and 2013, respectively. The 2014 interest expense was attributable to the 2013 $750,000 Term Loan and the 2014 $1 Million Term Loan. The 2013 interest expense was attributable to the $300,000 Senior Convertible Notes, as amended, the $50,000 Senior Convertible Note, as amended, and the Senior Note, as amended, issued in the second and third quarters of 2012, the 2013 $500,000 Senior Convertible Note issued in January 2013 the $350,000 Senior Convertible Notes and the $75,000 Senior Convertible Notes issued in July 2013, and the 2013 $750,000 Term Loan and Factoring Facility entered into in August 2013.

Income tax expense for the three months ended September 30, 2014 and 2013 was $2,177,057 and $4,590, respectively. The increase in the income tax expense directly relates to the Company’s increase in its deferred tax asset valuation allowance at September 30, 2014, mainly resulting from the net operating losses generated in the first nine months of 2014. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. After consideration of all of the information available, management has determined that a valuation allowance of $2,177,057 is required at September 30, 2014, to reduce the deferred tax assets for the amounts that will likely not be realized. The effective tax rate for the three months ended September 30, 2014 differs from the U.S. federal statutory rate of 34% primarily due to utilization of net operating losses, the under accrual of state income taxes from prior years and certain permanent differences between tax reporting purposes and financial reporting purposes. The effective tax rate for the three months ended September 30, 2013 differs from the U.S. federal statutory rate of 34% primarily due to utilization of net operating losses, the under accrual of state income taxes from prior years and certain permanent differences between tax reporting purposes and financial reporting purposes.

Net (loss) income for the three months ended September 30, 2014 and 2013 was ($4,836,115) and $280,827, respectively, as a result of the items discussed above.

Liquidity and Capital Resources

We are not aware of any factors that are reasonably likely to adversely affect liquidity trends, other than those factors summarized under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and as supplemented by Item 1.A. in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. We are not involved in any hedging activities and had no forward exchange contracts outstanding at September 30, 2014. In the ordinary course of business we enter into purchase commitments by issuing purchase orders, which may or may not require vendor deposits. These transactions are recognized in our condensed consolidated financial statements in accordance with GAAP.

Our liquidity and capital resources have decreased as a result of the net operating loss of $7,340,038 that we incurred during the nine months ended September 30, 2014. At September 30, 2014 our accumulated deficit amounted to $8,719,692. At September 30, 2014, we had working capital of $5,191,127 compared to $11,657,615 at December 31, 2013, a decrease of $6,466,488. On November 14, 2014, we and institutional and individual accredited investors (the “Investors”) entered in a securities purchase agreement for the first financing transaction contemplated by our proposed merger transaction with Vaporin, Inc. (“Vaporin”) (as described in Note 8 to the condensed consolidated financial statements included elsewhere in this report) pursuant to which we issued and sold in a private placement $1.25 million principal amount of senior convertible notes (the “Convertible Notes”) and warrants to purchase up to 1,136,364 shares of our common stock (the “Warrants”).  In addition, the proposed merger transaction with Vaporin also provides for two additional financing transactions with the Investors, the first to occur at the closing of the proposed merger for $3.5 million of our common stock and warrants and the second to occur subsequent to the closing of the proposed merger for up to $25 million of our common stock and warrants subject to us complying with financial covenants and performance-based metrics still to be negotiated between us and the Investors. We will use the net proceeds from the sale of the Convertible Notes for working capital.

Although the Company can provide no assurances, it believes its cash on hand, anticipated cash flow from operations, net proceeds from the sale of the Convertible Notes and Warrants and the anticipated repayment of the secured term loan by IVG will provide sufficient liquidity and capital resources to fund its business for at least the next twelve months. In the event the Company continues to experience liquidity and capital resources constraints, either before the proposed merger with Vaporin, is completed or in the event such proposed merger is not completed, because of continuing operating losses from its existing business, or the Company’s new retail kiosks and stores do not perform as anticipated, or greater than anticipated sales growth, or greater than anticipated capital needs to expand its new retail kiosk and store operations or otherwise or any combination of the foregoing, the Company may need to raise additional capital in the form of equity and/or debt financing. If either such additional capital is not available on terms acceptable to the Company or at all or the proposed merger with Vaporin, is not completed then the Company may need to curtail its operations and/or take additional measures to conserve and manage its liquidity and capital resources, any of which would have a material adverse effect on our business, results of operations and financial condition.

Our net cash used in operating activities was $4,698,821 and $1,410,731 for the nine months ended September 30, 2014 and 2013, respectively, an increase of $3,288,090. Our net cash used in operating activities for the nine months ended September 30, 2014 resulted from increases in inventories, prepaid expenses, other assets and accrued expenses, net of decrease in due from credit card processors, accounts receivable, accounts payable, and customer deposits which are attributable to our efforts to increase sales, alter our product mix to include more e-vapor products and accommodate anticipated future sales growth.

Our net cash used in investing activities was $613,278 and $8,057 for the nine months ended September 30, 2014 and 2013, respectively, for the loan receivable and purchases of property and equipment.

Our net cash provided by financing activities was $414,549 and $1,545,476 for the nine months ended September 30, 2014 and 2013, respectively. These financing activities relate to the Company’s issuance of the 2014 $1 Million Term Loan, repayment of the 2013 $750,000 Term Loan, offering costs and proceeds form the exercise of stock options in 2014 and the issuance of the 2013 $500,000 Senior Convertible Note issued in January 2013, the $350,000 Senior Convertible Notes and the $75,000 Senior Convertible Note issued in July 2013, and the 2013 $750,000 Term Loan and Factoring Facility entered into in August 2013 and proceeds from the exercise of stock options net of principal repayments of the senior note payable to stockholder, principle repayments of the 2013 $750,000 Term Loan and a principal repayment of the 2014 $1 Million Term Loan and full repayment of all borrowings under the Factoring Facility.

In the ordinary course of our business, we enter into purchase orders for components and finished goods, which may or may not require vendor deposits and may or may not be cancellable by either party. At September 30, 2014 and December 31, 2013, we had $600,902 and $782,363 in vendor deposits, respectively, which are included in prepaid expenses and vendor deposits on the condensed consolidated balance sheets included elsewhere in this report.  At September 30, 2014 and December 31, 2013, we do not have any material financial guarantees or other contractual commitments that are reasonably likely to have an adverse effect on liquidity.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

We do not consider our business to be seasonal.

Inflation and Changing Prices

Neither inflation or changing prices for the three and nine months ended September 30, 2014 had a material impact on our operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

Reference is made to Note 7 to the Company’s condensed consolidated financial statements included elsewhere in this report for the information required by this Item.

Item 6.	Exhibits.

           The documents set forth below are filed or furnished herewith as indicated.

Exhibit No.	Description

2.1	Termination Letter dated August 26, , 2014 by and among Vapor Corp., IVGI Acquisition, Inc.,
International Vapor Group, Inc. and Nicolas Molina, David Epstein and David Herrera (1)
10.1	Secured Promissory Note dated September 23, 2014 entered into by Vapor Corp. and Smoke
Anywhere USA, Inc. in favor of Entrepreneur Growth Capital LLC (2)
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1 **	Section 1350 Certifications of Chief Executive Officer.
32.2 **	Section 1350 Certifications of Chief Financial Officer.
101.INS *	XBRL Instance Document
101.DEF *	XBRLDefinition Linkbase Document
101.CAL *	XBRL Extension Calculation Linkbase Document
101.LAB *	XBRL Extension Label Linkbase Document
101. PRE *	XBRL Presentation Linkbase Document
101. SCH *	XBRL Extension Schema Document

*	Filed herewith.
**	Furnished herewith (not filed).
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 26, 2014, as filed with the SEC on August 27, 2014.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 23, 2014, as filed with the SEC on September 23, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAPOR CORP.

Date: November 14, 2014	By: /s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer

Date: November 14, 2014

By: /s/ Harlan Press
Harlan Press
Chief Financial Officer

