Form 10-K
period 2014-12-31
VAPOR CORP.
filed 2015-03-31
CIK 844856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-19001

VAPOR CORP.

(Exact name of Registrant as specified in its charter)

Delaware	84-1070932
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3001 Griffin Road Dania Beach, FL	33312
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 888-482-7671

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.001

(Title of class)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

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

Yes [X] No [  ]

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

(check one:)

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2014, based upon the closing sale price of such equity on the Nasdaq Capital Markets on such date, was $56,301,711.

As of March 30, 2015, there were 33,635,758 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference: The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2015, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

VAPOR. CORP.
TABLE OF CONTENTS

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “Vapor Corp.,” “Vapor,” “we,” “us,” “our” and the Company refer to Vapor Corp. and its consolidated wholly-owned subsidiaries Smoke Anywhere USA, Inc. and IVGI Acquisition, Inc. and the terms “Smoke Anywhere USA” and “Smoke” refer to our wholly-owned subsidiary Smoke Anywhere USA, Inc.

We effected a reverse stock split of our common stock at a ratio of 1-for-5, which became effective in the marketplace at the opening of business December 27, 2013. Unless otherwise indicated, all information in this Annual Report on Form 10-K gives effect to such reverse stock split.

PART I

Item 1. Business

Company Background

We design, market, and distribute vaporizers, e-liquids, electronic cigarettes and accessories under the emagine vaporTM, Krave®, Fifty-One® (also known as Smoke 51), VaporX®, Hookah Stix® and Alternacig® brands. We operate eight retail kiosks under the emagine vaporTM name. We also design and develop private label brands for our distribution customers. Third party manufacturers manufacture our products to meet our design specifications. We market our products as alternatives to traditional tobacco cigarettes and cigars. In 2014, as a response to market product demand changes, Vapor began to shift its primary focus from electronic cigarettes to vaporizers.

On March 4, 2015, we completed our acquisition of Vaporin, Inc. (“Vaporin”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated December 17, 2014 by us and Vaporin. Pursuant to the terms of the Merger Agreement, we issued Vaporin 13,591,533 shares of our common stock in exchange for 100% of the outstanding common stock of Vaporin. Vapor is the surviving entity after giving effect to the Merger and now owns 16 retail stores, including kiosks.

Vaporizers and Electronic Cigarettes

“Vaporizers” and “electronic cigarettes,” or “e-cigarettes,” are battery-powered products that enable users to inhale nicotine vapor without smoke, tar, ash, or carbon monoxide. Electronic cigarettes look like traditional cigarettes and, regardless of their construction are comprised of three functional components:

●	a mouthpiece, which is a small plastic cartridge that contains a liquid nicotine solution;

●	the heating element that vaporizes the liquid nicotine so that it can be inhaled; and

●	the electronics, which include: a lithium-ion battery, an airflow sensor, a microchip controller and an LED, which illuminates to indicate use.

When a user draws air through the electronic cigarette and/or vaporizer, the air flow is detected by a sensor, which activates a heating element that vaporizes the solution stored in the mouthpiece/cartridge, the solution is then vaporized and it is this vapor that is inhaled by the user. The cartridge contains either a nicotine solution or a nicotine free solution, either of which may be flavored.

Our Vaporizers and Electronic Cigarettes

Vaporizers feature a tank or chamber, a heating element and a battery. The vaporizer user fills the tank with e-liquid or the chamber with dry herb or leaf. The vaporizer battery can be recharged and the tank and chamber can be refilled.

We also offer disposable electronic cigarettes in multiple sizes, puff counts, styles, flavors and nicotine strengths; rechargeable electronic cigarettes that use replaceable cartridges (also known as “atomizers or cartomizers”); and rechargeable vaporizers for use with either electronic cigarette solution (“e-liquid”) or dry herbs or leaf. Disposable electronic cigarettes feature a one-piece construction that houses all the components and is utilized until the nicotine or nicotine free solution is depleted. Rechargeable electronic cigarettes feature a rechargeable battery and replaceable cartridge (also known as an “atomizer or cartomizer”). The atomizers or cartomizers are changed when the solution is depleted from use.

Our Brands

We sell our vaporizers, electronic cigarettes and e-liquids under several different brands, including emagine vaporTM, Krave®, Fifty-One® (also known as Smoke 51), VaporX®, Stix® and Alternacig® brands. We also design and develop private label brands for our distribution customers. Our in-house engineering and graphic design team’s work to provide aesthetically pleasing, technologically advanced affordable vaporizers and e-cigarette options. We are in the process of preparing to commercialize additional brands which we intend to market to new customers and demographics.

Our Improvements and Product Development

We have developed and trademarked or are preparing to commercialize additional products. We include product development expenses as part of our operating expenses. Product development expenses for the years ended December 31, 2014 and 2013 were approximately $312,000 and $174,000, respectively.

Flavor Profiles

We are developing new flavor profiles that are distinct to our brands. We believe that as the vaporizer and electronic cigarette industry matures, users of vaporizers and electronic cigarettes will develop, if they have not already, preferences for the product based not only on their quality, ability to successfully deliver nicotine, their battery capacity, smoke volume they generate, but on taste and flavor, like smokers do with their preferred brand of conventional tobacco cigarettes.

Soft Tip Filter

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

Our Kits and Accessories

Our vaporizer and electronic cigarettes are available in kits that contain everything a user needs to begin enjoying their “vaping” experience. In addition to kits we sell replacement parts including batteries, refill cartridges or cartomizers that contain the liquid solution, atomizers, tanks and e-liquids. Our refill cartridges and e-liquids are available in various assorted flavors and nicotine levels (including 0.0% nicotine). In addition to our electronic cigarette and vaporizer products we sell an assortment of accessories, including various types of chargers (including USB chargers), carrying cases and lanyards.

The Market for Vaporizers and Electronic Cigarettes

We market our vaporizers and electronic cigarettes as an alternative to traditional tobacco cigarettes and cigars. We offer our products in multiple nicotine strengths, flavors and puff counts. Because vaporizers and electronic cigarettes offer a “smoking” experience without the burning of tobacco leaf, vaporizers and electronic cigarettes offer users the ability to satisfy their nicotine cravings without smoke, tar, ash or carbon monoxide. In many cases vaporizers and electronic cigarettes may be used where tobacco-burning cigarettes may not. Vaporizers and electronic cigarettes may be used in some instances where for regulatory or safety reasons tobacco burning cigarettes may not be used. However, certain states, cities, businesses, providers of transportation and public venues in the U.S. have already banned the use of vaporizers and electronic cigarettes, while others are considering banning the use of vaporizers and electronic cigarettes. We cannot provide any assurances that the use of vaporizers and electronic cigarettes will be permitted in places where traditional tobacco burning cigarette use is banned.

According to the U.S. Centers for Disease Control and Prevention, in 2012, an estimated 42.1 million people, or 18.1% of adults, in the United States smoke cigarettes. According to the Tobacco Vapor Electronic Cigarette Association, an industry trade group, more than 3.5 million people currently use electronic cigarettes in the United States. In 2011, about 21% of adults who smoke traditional tobacco cigarettes had used electronic cigarettes, up from about 10% in 2010, according to the U.S. Centers for Disease Control and Prevention. Annual sales of electronic cigarettes in the United States were estimated to increase to $1.7 billion in 2014 from $1 billion in 2013. Annual sales of traditional tobacco cigarettes, according to industry estimates, were $80 billion in 2012.

Advertising

Currently, we advertise our products primarily on the Internet, through trade magazine ads and through point of sale materials and displays at retail locations. We also attempt to build brand awareness through innovative social media marketing activities, price promotions, in-store and on-premise promotions, slotting fees (i.e., fees payable based on the number of stores at which our products are carried and sold), public relations and trade show participation. Our advertising expense as a percentage of sales for the year ended December 31, 2014 and 2013 has been approximately 15.5% and 8.8%, respectively. We intend to continue to strategically expand our advertising activities in 2015 and also increase our public relations campaigns to gain editorial coverage for our brands. Some of our competitors promote their brands through print media and television commercials, and through celebrity endorsements, and have substantial resources to devote to such efforts. We believe that our and our competitors’ efforts have helped increase our sales, our product acceptance and general industry awareness.

Distribution and Sales

We offer our vaporizers and electronic cigarettes and related products through our eight retail kiosks, Vape stores, online stores, to retail channels through our direct sales force, and through third party wholesalers, retailers and value-added resellers. Retailers of our products include small-box discount retailers, big-box retailers, gas stations, drug stores, convenience stores, tobacco shops and kiosk locations in shopping malls throughout the United States. We previously offered our vaporizers and electronic cigarettes and related products through our direct response television marketing efforts.

When first introduced to the U.S. market, electronic cigarettes were predominantly sold online. In the past year brick and mortar sales of electronic cigarettes and vaporizers have eclipsed the on-line sales volumes in the U.S. market. Tobacco products, most notably cigarettes are currently sold in approximately 400,000 retail locations. We believe that future growth of electronic cigarettes is dependent on either higher volume, lower margin sales channels, like the broad based distribution network through which cigarettes are sold or through company owned kiosks. Thus, we are focusing on growing our retail distribution reach by opening retail stores and kiosks and entering into distribution agreements with large and established value added resellers. We currently have eight retail kiosks located in Florida (2), Texas (2), Maryland (3) and New Jersey (1). We currently have established relationships with several large retailers and national chains and in connection therewith we have agreed to pay slotting fees based on the number of stores our products will be carried in. These existing relationships are “at-will” meaning that either party may terminate the relationship for any reason or no reason at all. We believe that these higher volume lower margin opportunities are critical towards broadening the reach and appeal of vaporizers and electronic cigarettes and we believe that as vaporizers and electronic cigarettes become more widely known and available, the market for our products will grow.

Distribution of our Products in Canada

Under our private label production and supply agreement with Spike Marks Inc./Casa Cubana, we have agreed to produce and supply to this customer such quantities of our electronic cigarettes bearing the customer’s trademark and other brand attributes as the customer orders for resale by the customer within the country of Canada. For the years ended December 31, 2014 and 2013, we had sales for distribution in Canada of $2,912,525 and $3,847,310, respectively.

The customer’s right to be the exclusive reseller of our products in Canada is conditioned upon the customer satisfying specified minimum annual and quarterly performance requirements.

Business Strategy

Our business strategy leverages our ability to design market and develop multiple vaporizer and e-cigarette brands and to bring those brands to market through our multiple distribution channels.

We believe we were among the first distributors of vaporizers and electronic cigarettes in the U.S. Thus, we believe that our reputation and our experience in the electronic cigarette industry, both from a development, customer service and production perspective give us an advantage in attracting customers, specifically re-sellers who require ongoing support, reliable and consistent supply chains and mechanisms in place for supporting broad based distributors and big box retailers.

Moreover, we believe that our history with our suppliers, including the volume of products we source, gives us an advantage over other market participants as it relates to favorable pricing, priority as to inventory supply and delivery and first access to new products, including first access to next generation electronic cigarette products and technology.

Our goal is to achieve a position of sustainable leadership in the electronic cigarette industry. Our strategy consists of the following key elements:

●	develop new brands and engineer product offerings;

●	invest in and leverage our new and existing brands through marketing and advertising;

●	increase our presence in national and regional retailers;

●	expand our brand awareness through our web presence;

●	introduce our products to the consumer through increased infomercial broadcasts;

●	develop continuity programs for our end user customers;

●	scale our distribution through strategic resale partnerships; and

●	align our product offerings and cost with market demand.

Recent Developments

On November 14, 2014, Vapor entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors providing for the sale of $1,250,000 in aggregate principal amount of Vapor’s Convertible Notes (the “Notes”). The Notes were issued and sold through an exempt private securities offering to certain accredited investors. The Notes accrue interest on the outstanding principal at an annual rate of 7%. The principal and accrued interest on the Notes is due and payable on November 14, 2015. Vapor also issued warrants (the “Warrants”, and collectively with the Purchase Agreement, Notes, and the other documents, agreements and instruments referred to therein, the “Transaction Documents”) to the Note purchasers to acquire an aggregate of 1,136,364 shares of Vapor common stock with an exercise price of $2.00 per share.

On March 3, 2015, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors providing for the sale of $3,500,960 in shares of our Common Stock (“Common Stock”) at a price of $1.02 per share. We also issued warrants to purchasers of the Shares to acquire an aggregate of 3,432,314 shares of our Common Stock with an exercise price of $1.28 per share. The Shares and Warrants were issued and sold through an exempt private securities offering to certain accredited investors.

On March 4, 2015, we completed our acquisition of Vaporin, See Item 1. “Business – Company Background.”

Corporate Information

We were originally incorporated as Consolidated Mining International, Inc. in 1985 as a Nevada corporation, and changed our name in 1987 to Miller Diversified Corporation whereupon we operated in the commercial cattle feeding business until October 31, 2003 when the company sold substantially all of its assets and became a discontinued operation. On November 5, 2009, we acquired Smoke Anywhere USA, Inc., a distributor of electronic cigarettes. As a result of the merger, Smoke Anywhere USA, Inc. became our sole operating business. On January 7, 2010, we changed our name to Vapor Corp. On December 31, 2013, we reincorporated in the State of Delaware from the State of Nevada. Our fiscal year is a calendar year ending December 31. As discussed above, on March 4, 2015, we completed our merger with Vaporin.

Our principal executive offices are located at 3001 Griffin Road, Dania Beach, Florida 33312, and our telephone number is (888) 766-5351. Our website is located at www.vapor-corp.com. Information on our website is not, and should not be considered, part of this report.

Competition

Competition in the electronic cigarette industry, including the vaporizer and e-liquid segments, is intense. We compete with other sellers of electronic cigarettes, most notably Lorillard, Inc., Altria Group, Inc. and Reynolds American, Inc., which are big tobacco companies that have electronic cigarette business segments. The nature of our competitors is varied as the market is highly fragmented and the barriers to entry into the business are low. Our direct competitors sell products that are substantially similar to ours and through the same channels through which we sell our electronic cigarette products. We compete with these direct competitors for sales through distributors, wholesalers and retailers, including but not limited to national chain stores, tobacco shops, gas stations, travel stores, shopping mall kiosks, in addition to direct to public sales through the Internet, mail order and telesales.

As a general matter, we have access to market and sell the similar vaporizers and electronic cigarettes as our competitors and we sell our products at substantially similar prices as our competitors; accordingly, the key competitive factors for our success is the quality of service we offer our customers, the scope and effectiveness of our marketing efforts, including media advertising campaigns and, increasingly, the ability to identify and develop new sources of customers.

Part of our business strategy focuses on the establishment of contractual relationships with distributors. We are aware that e-cigarette competitors in the industry are also seeking to enter into such contractual relationships. In many cases, competitors for such contracts may have greater management, human, and financial resources than we do for entering into such contracts and for attracting distributor relationships. Furthermore, certain of our electronic cigarette and vaporizer competitors may have better control of their supply and distribution, be better established, larger and better financed than our Company.

As discussed above, we compete against “big tobacco”, U.S. cigarette manufacturers of both conventional tobacco cigarettes and electronic cigarettes like Altria Group, Inc., Lorillard, Inc. and Reynolds American, Inc. We compete against “big tobacco” who offers not only conventional tobacco cigarettes and electronic cigarettes but also smokeless tobacco products such as “snus” (a form of moist ground smokeless tobacco that is usually sold in sachet form that resembles small tea bags), chewing tobacco and snuff. “Big tobacco” has nearly limitless resources, global distribution networks in place and a customer base that is fiercely loyal to their brands. Furthermore, we believe that “big tobacco” will devote more attention and resources to developing and offering electronic cigarettes as the market for electronic cigarettes grows. Because of their well-established sales and distribution channels, marketing expertise and significant resources, “big tobacco” is better positioned than small competitors like us to capture a larger share of the electronic cigarette market.

Manufacturing

We have no manufacturing capabilities and do not intend to develop any manufacturing capabilities. Third party manufacturers manufacture our products to meet our design specifications. We depend on third party manufacturers for our vaporizers, electronic cigarettes and accessories. Our customers associate certain characteristics of our products including the weight, feel, draw, unique flavor, packaging and other attributes of our products to the brands we market, distribute and sell. Any interruption in supply and or consistency of our products may harm our relationships and reputation with customers, and have a material adverse effect on our business, results of operations and financial condition. In order to minimize the risk of supply interruption, we currently utilize several third party manufacturers to manufacture our products to our specifications.

We currently utilize 13 different manufacturers, all of which are based in China. We contract with our manufacturers on a purchase order basis. We do not have any output or requirements contracts with any of our manufacturers. Our manufacturers provide us with finished products, which we hold in inventory for distribution, sale and use. Certain Chinese factories and the products they export have recently been the source of safety concerns and recalls, which is generally attributed to lax regulatory, quality control and safety standards. Should Chinese factories continue to draw public criticism for exporting unsafe products, whether those products relate to our products or not, we may be adversely affected by the stigma associated with Chinese production, which could have a material adverse effect on our business, results of operations and financial condition.

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

Intellectual Property

We do not currently own any domestic or foreign patents relating to vaporizers and electronic cigarettes, though we do have several patent applications pending in the United States as described below. There is no assurance that we will be awarded patents for of any of these pending patent applications.

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

Such patent lawsuit as well as any other third party lawsuits alleging our infringement of patents, trade secrets or other intellectual property rights could force us to do one or more of the following:

●	stop selling products or using technology that contains the allegedly infringing intellectual property;

●	incur significant legal expenses;

●	pay substantial damages to the party whose intellectual property rights we may be found to be infringing;

●	redesign those products that contain the allegedly infringing intellectual property; or

●	attempt to obtain a license to the relevant intellectual property from third parties, which may not be available to us on reasonable terms or at all.

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

Government Regulation

Since a 2010 U.S. Court of Appeals decision, the United States Food and Drug Administration (the “FDA”) is permitted to regulate electronic cigarettes as “tobacco products” under the Family Smoking Prevention and Tobacco Control Act of 2009 (the “Tobacco Control Act”). Under this decision, the FDA is not permitted to regulate electronic cigarettes as “drugs” or “devices” or a “combination product” under the Federal Food, Drug and Cosmetic Act unless they are marketed for therapeutic purposes. This is contrary to anti-smoking devices like nicotine patches, which undergo more extensive FDA regulation. Because Vapor does not market Vapor’s electronic cigarettes for therapeutic purposes, Vapor’s electronic cigarettes are subject to being classified as “tobacco products” under the Tobacco Control Act. The Tobacco Control Act grants the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products, although the FDA is prohibited from issuing regulations banning all cigarettes or all smokeless tobacco products, or requiring the reduction of nicotine yields of a tobacco product to zero.

On April 24, 2014, the FDA released proposed rules that would extend its regulatory authority to electronic cigarettes and certain other tobacco products under the Tobacco Control Act. The proposed rules would require that electronic cigarette manufacturers (i) register with the FDA and report electronic cigarette product and ingredient listings; (ii) market new electronic cigarette products only after FDA review; (iii) only make direct and implied claims of reduced risk if the FDA confirms that scientific evidence supports the claim and that marketing the electronic cigarette product will benefit public health as a whole; (iv) not distribute free samples; (v) implement minimum age and identification restrictions to prevent sales to individuals under age 18; (vi) include a health warning; and (vii) not sell electronic cigarettes in vending machines, unless in a facility that never admits youth. The proposed rules were subject to a 75-day public comment period, following which the FDA will finalize the proposed rules. It is not known how long this regulatory process to finalize and implement the rules may take. Accordingly, Vapor cannot predict the content of any final rules from the proposed rules or the impact they may have.

In this regard, total compliance and related costs are not possible to predict and depend substantially on the future requirements imposed by the FDA under the Tobacco Control Act. Costs, however, could be substantial and could have a material adverse effect on Vapor’s business, results of operations and financial condition. In addition, failure to comply with the Tobacco Control Act and with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on Vapor’s business, financial condition and results of operations and ability to market and sell Vapor’s products. At present, it is difficult to predict whether the Tobacco Control Act will impact Vapor to a greater degree than competitors in the industry, thus affecting Vapor’s competitive position.

State and local governments currently legislate and regulate tobacco products, including what is considered a tobacco product, how tobacco taxes are calculated and collected, to whom and by whom tobacco products can be sold and where tobacco products may or may not be smoked. State and local regulation of the e-cigarette market and the usage of e-cigarettes is beginning to accelerate.

As local regulations expand, electronic cigarettes and vaporizers may lose their appeal as an alternative to cigarettes, which may have the effect of reducing the demand for Vapor’s products and as a result have a material adverse effect on Vapor’s business, results of operations and financial condition.

At present, neither the Prevent All Cigarette Trafficking Act (which prohibits the use of the U.S. Postal Service to mail most tobacco products, which would require individuals and businesses that make interstate sales of cigarettes or smokeless tobacco to comply with state tax laws) nor the Federal Cigarette Labeling and Advertising Act (which governs how cigarettes can be advertised and marketed) apply to electronic cigarettes. The application of either or both of these federal laws to electronic cigarettes would have a material adverse effect on Vapor’s business, results of operations and financial condition.

Vapor expects that the tobacco industry will experience significant regulatory developments over the next few years, driven principally by the World Health Organization’s Framework Convention on Tobacco Control (“FCTC”). The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. Regulatory initiatives that have been proposed, introduced or enacted include:

●	the levying of substantial and increasing tax and duty charges;

●	restrictions or bans on advertising, marketing and sponsorship;

●	the display of larger health warnings, graphic health warnings and other labelling requirements;

●	restrictions on packaging design, including the use of colors and generic packaging;

●	restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;

●	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents levels;

●	requirements regarding testing, disclosure and use of tobacco product ingredients;

●	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;

●	elimination of duty free allowances for travellers; and

●	encouraging litigation against tobacco companies.

If electronic cigarettes, including vaporizers and e-liquids, are subject to one or more significant regulatory initiates enacted under the FCTC, Vapor’s business, results of operations and financial condition could be materially and adversely affected.

Employees

As of March 15, 2015, we had 120 full-time employees and 19 part-time employees, none of which are represented by a collective bargaining agreement. We believe that our employee relations are good.

Item 1A. Not applicable to smaller reporting companies

Item 2. Properties.

We lease approximately 13,323 square feet of office and warehouse facilities located at 3001 and 3091 Griffin Road, Dania Beach Florida, under a 24 month lease agreement terminating in March 2016. The lease provides for annual rental payments of $158,760 in the 12-months ended in March 2015 and $174,636 during the following year. The lease requires us to pay all applicable state and municipal sales tax as well as all operating expenses relating to the premises. In October 2013, we amended the master lease to include an additional approximately 2,200 square feet for an additional annual rental payment of $18,000 subject to the same renewal options and other terms and conditions set forth in the master lease.

During the year ended December 31, 2014, we entered into nine real estate leases for eight new retail kiosks and one new retail store that we assumed from the Sellers under the Asset Purchase Agreement that we and the Sellers mutually terminated on August 26, 2014 pursuant to the Termination Letter. The kiosks opened during the fourth quarter of 2014 and the store is scheduled to open during 2015. The kiosks are located in malls in Florida, Maryland, New Jersey and Texas. The retail store is located in Ft. Lauderdale, FL. Under these leases, the initial lease terms range from one to five years, the Company is required to pay base and percentage rents and the Company is required to pay for common area and maintenance charges and utilities.

In connection with the March 2015 merger with Vaporin, we have eight real estate leases for retail stores and one lease for a warehouse all located in west and central Florida. In addition, we have a lease for administrative offices in Miami, Florida.

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

As a result of the stay, all of the consolidated lawsuits involving the 944 Patent have been stayed until the reexamination is completed. As a condition to granting the stay of all the lawsuits, the Court required any other defendant who desires to seek reexamination of the 944 Patent and potentially seek another stay (or an extension of the existing stay) based on any such reexamination to seek such reexamination no later than July 1, 2013. Two other defendants sought reexamination of the 944 Patent before expiration of such Court-imposed deadline of July 1, 2013. All reexamination proceedings of the 944 Patent have been stayed by the United States Patent and Trademark Office Patent Trial and Appeal Board pending its approval of one or more of them. On December 24, 2014, the Patent Trial and Appeal Board issued its ruling that all of the challenged claims in the reexamination proceedings of the ‘944 patent were invalid except for one claim. To the extent claim 11 is asserted against the Company, the Company will vigorously defend itself against such allegations. Currently, the case remains stayed.

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

On October 21, 2014, Fontem Ventures B.V. and Fontem Holdings 1 B.V. filed a complaint against the Company in the U.S. District Court for the Central District of California, captioned Fontem Ventures B.V., et al. v. Vapor Corp., No. 14-cv-8155. The complaint alleges infringement of United States Patent No. 8,863,752, entitled “Electronic Cigarette”. The products accused of infringement by plaintiffs are various Krave and Fifty-One products and parts. The Company has not yet been served with the complaint. On January 15, 2015, the Company filed its Answer and Counterclaims. The Company will vigorously defend itself against such allegations.

On December 2, 2014, Fontem Ventures B.V. and Fontem Holdings 1 B.V. filed a complaint against the Company in the U.S. District Court for the Central District of California, captioned Fontem Ventures B.V., et al. v. Vapor Corp., No. 14-cv-09267. The Compliant alleges infringement by plaintiffs are various Krave, Vapor X and Fifty-One products and parts. Fontem amended its compliant on December 16, 2014, to allege infringement of United States Patent No. 8,910,641, entitled “Electronic Cigarette” against the same products. On January 15, 2015, the Company filed its Answer and Counterclaims. The Company will vigorously defend itself against such allegations.

All of the above referenced cases filed by Fontem have been consolidated and are currently scheduled for trail in November 2014. The parties are currently in active fact discovery and claim construction.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common is listed on the NASDAQ Capital Market under the symbol VPCO. Prior to listing on the NASDAQ Capital Market on May 30, 2014, our common stock was quoted on the OTC Bulletin Board and the OTC Markets-OTCQB tier under the symbol VPCO. The following table sets forth the high and low sale prices per share of our common stock on the NASDAQ Capital Market, and the high and low bid prices per share of our common stock as quoted on the OTC Bulletin Board and the OTC Markets-OTCQB tier for the periods indicated, as applicable.

	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
First Quarter	$9.05	$5.63	$4.00	$1.15
Second Quarter	$6.75	$3.90	$6.60	$1.95
Third Quarter	$5.09	$1.33	$5.85	$3.80
Fourth Quarter	$2.81	$1.02	$9.80	$4.00

Holders

As of March 30, 2015, there were 3,380 shareholders of record. However, we believe that there are significantly more beneficial holders of our common stock as many beneficial holders hold their stock in “street” name.

Dividends

We did not pay any cash dividends on our common stock during 2014 or 2013 and have no intention of doing so in the foreseeable future. We intend to retain any earnings for use in our operations and the expansion of our business. Any future determination to declare and pay cash dividends will be made at the discretion of our board of directors, subject to applicable laws and will depend on our financial condition, results of operations, liquidity, capital requirements, general business conditions, any contractual restriction on the payment of dividends and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

Reference is made to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance under Equity Compensation Plans” for the information required by this item.

Forward-Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this report regarding our future strategy, future operations, projected financial position, estimated future revenue, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Important risks that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference may be significant and materially adverse to our stockholders.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Overview

The Company designs, markets, and distributes electronic cigarettes, vaporizers, e-liquids and accessories, under the emagine vaporTM, Krave®, VaporX®, Hookah Stix®, and Fifty-One® (also known as Smoke 51) brands. “Vaporizers” and “Electronic cigarettes” or “e-cigarettes,” are battery-powered products that enable users to inhale nicotine vapor without smoke, tar, ash, or carbon monoxide. Electronic cigarettes look like traditional cigarettes and, regardless of their construction, are comprised of three functional components: (i) a mouthpiece, which is a small plastic cartridge that contains a liquid nicotine solution; (ii) a heating element that vaporizes the liquid nicotine so that it can be inhaled; and (iii) the electronics, which include: a lithium-ion battery, an airflow sensor, a microchip controller and an LED, which illuminates to indicate use.

The Company participates directly in the highly competitive and fragmented vaporizer and e-cigarette market, but also faces competition from big tobacco companies. Vaporizers and electronic cigarettes are relatively new products and the Company is continually working to introduce its products and brands to customers. The Company believes increased investment in marketing and advertising programs is critical to increasing product and brand awareness and that sales of its innovative and differentiated products are enhanced by knowledgeable salespersons who can convey the value and benefits vaporizers and electronic cigarettes have to offer over traditional tobacco burning cigarettes.

The Company’s business strategy leverages its ability to design market and develop vaporizers and e-cigarettes and to bring those products to market through its multiple distribution channels. The Company sells its products through its company owned retail kiosks, retail stores, online stores, to retail channels through its direct sales force, and through third-party wholesalers, retailers, and value-added resellers.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of net revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include allowances, reserves and write-downs of receivables and inventories, stock-based payment arrangements, deferred taxes and related valuation allowances. Certain of our estimates could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and records adjustments when necessary.

Revenue Recognition

Net sales consist primarily of revenue from the sale of vaporizers, electronic cigarettes, e-liquids, replacement cartridges, components and related accessories. We recognize revenue from product sales when the persuasive evidence of an arrangement exists, selling price has been fixed and determined, delivery has occurred and collectability is reasonably assured. Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Retail items sold to customers are made pursuant to sales contracts that generally provide for transfer of both title and risk of loss upon our delivery to the carrier. Customer allowances and product returns, which reduce product revenue by our best estimate of these expected allowances and product returns, are estimated using historical experience. Revenue from product sales and services rendered is recorded net of sales taxes.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740.”) Under this method, income tax expense is recognized as the amount of: (i) taxes payable or refundable for the current year and (ii) future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

The information contained under Results of Operations and Liquidity and Capital Resources reflects only Vapor during the years ended December 31, 2013 and 2014 and does not reflect the same information for Vaporin.

Results of Operations for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Net sales for the year ended December 31, 2014 and 2013 were $15,279,860 and $25,990,227, respectively, a decrease of $10,710,367 or approximately 41.2%. The decrease in sales is primarily attributable to decreased sales of our television direct marketing campaign for our Alternacig® brand, a decrease in sales of our on-line stores and distributor inventory buildup in the e-cigarette category that existed in 2013 and continued during 2014. This is a result of the increasing prevalence of vaporizers, tanks and open system vapor products that are dramatically marginalizing the e-cigarette category and increased our customer returns of e-cigarette products. We have increased our purchases of vaporizers, tanks and open system vapor products as we shift our inventory mix to align with products in high customer demand. Sales were also negatively impacted by new national competitors’ launches of their own branded products during the second quarter of 2014. Due to low conversion rates of our Alternacig® and VaporX® branded direct marketing campaign, we limited the direct marketing campaign, resulting in lower sales of direct marketing products. In addition, sales decreased due to certain wholesale and distribution customers selling off their current inventory of electronic cigarette products so they can switch to e-vapor products. During the second half of 2014 we introduced several new e-vapor products under the Vapor X brand, including premium USA manufactured e-liquids. We anticipate that the demand for e-vapor products will continue to increase, as users want products that have more advanced technology with higher performance and longer battery life. During the fourth quarter of 2014 we opened eight new emagine vaporTM retail kiosks to expand our distribution channels for vaporizer and e-cigarette products. In addition we are altering our product mix to include more e-vapor products e-liquids and vaporizer accessories and transitioning our customer base to these favorable demand products.

Cost of goods sold for the year ended December 31, 2014 and 2013 was $14,497,254 and $16,300,333, respectively, a decrease of $1,803,077, or approximately 11.1%. The decrease is primarily due to the overall decrease in sales, offset by write downs of $1,834,619 for obsolete and slow moving inventory that primarily consisted of e-cigarettes. As customers complete the migration to vaporizers, tanks and open vaporizer systems, our sales incentives should decrease.

Our gross margins decreased to 5.1% from 37.3% primarily due to write downs of $1,834,619 for obsolete and slow moving inventory, increase in sales returns, discounts, incentives and allowances that primarily resulted from the customer demand shift from e-cigarettes to e-vapor products.

Selling, general and administrative expenses for the year ended December 31, 2014 and 2013 were $11,126,759 and $6,464,969, respectively, an increase of $4,661,790 or approximately 72.1%. The increase is primarily attributable to increases in non-cash stock compensation expense of $1,631,340 primarily attributable to the consulting agreement with Knight Global Services, professional fees of $3,281,388 due to implementing the corporate actions we agreed to take in connection with the private placement of common stock we completed in October 2013, including registering the shares for resale with the SEC, reincorporating in the State of Delaware from the State of Nevada, effecting the 1-for-5 reverse stock split of our common stock and uplisting to the NASDAQ Capital Market, costs of $576,138 incurred in connection with the initiation and termination of the previously contemplated acquisition of International Vapor Group, Inc.’s online, wholesale and retail operations, consulting and recruiting fees of $882,590 related to the development of the emagine vaporTM retail kiosk and store distribution channel, and costs incurred in connection with the merger of Vaporin, Inc. We also incurred additional filing and listing fees related to our uplisting to The NASDAQ Capital Market, business insurance due to the increases in coverage limits and increases in travel due to increased presence at trade shows and conferences, net of decreased personnel costs attributable to decreased payroll net of the accrued severance related to the resignation of our former Chief Executive Officer, merchant card processing fees due to lower transaction volumes.

Advertising expense for the years ended December 31, 2014 and 2013 was $2,374,329 and $2,264,807, respectively, an increase of $109,522 or 4.8%. As a percentage of sales advertising expense increased to 15.5% for the year ended December 31, 2014 from 8.7% for the year ended December 31, 2013. During the year ended December 31, 2014, we decreased our Internet advertising and television direct marketing campaign for our Alternacig brand, increased our print advertising programs, participation at trade shows, initiated several new marketing campaigns in which we sponsored several music concerts and we continued various other advertising campaigns.

Other expense for the years ended December 31, 2014 and 2013 was $366,433 and $683,558, respectively, a decrease of $317,125. Included in other expense is interest expense which was $348,975 and $383,981, for the years ended December 31, 2014 and 2013 respectively, a decrease of $35,006 or 9.1%. The decrease was attributable to lower amounts of outstanding debt throughout 2014 compared to 2013. In addition, the Company incurred an induced conversion expense during the year ended December 31, 2013 of $299,577 related to the reduction in the conversion price for the $350,000 Senior Convertible Notes and $75,000 Senior Convertible Notes in order to induce the holders to convert the notes. Such inducement did not reoccur in 2014.

Income tax expense (benefit) for the years ended December 31, 2014 and 2013 was $767,333 and $(524,791), respectively, an increase of $1,292,124 or 246.2%. The Company determined, based on the weight of the available evidence, that a valuation allowance of $5,695,446 (or 100% of the Company’s net deferred tax assets) is required at December 31, 2014, which is the cause of the significant increase in income tax expense compared to the year ended December 31, 2013. At December 31, 2013, the Company had determined that a valuation allowance against its net deferred tax assets was not necessary and recorded an income tax benefit.

Net (loss) income for the years ended December 31, 2014 and 2013 was $(13,852,249) and $801,352, respectively, a decrease of $14,653,601 as a result of the items discussed above.

Liquidity and Capital Resources

Our net cash used in operating activities was $6,291,027 and $4,120,152 for the years ended December 31, 2014 and 2013, respectively, an increase of $2,170,875. Our net cash used in operating activities for the year ended December 31, 2014 resulted primarily from our net losses, purchases of new inventories to meet future customer demand, and changes in accounts receivable, prepaid expenses, accounts payable, accrued expenses and due from merchant credit card processor, which are attributable to our efforts to accommodate anticipated future sales growth.

Our net cash used in investing activities was $1,987,505 and $14,779 for the years ended December 31, 2014 and 2013, respectively. Our net cash used in investing activities for the year ended December 31, 2014 resulted primarily from entering into loans receivable with International Vapor Group, Inc. and Vaporin and for purchases of property and equipment utilized in connection with the opening of eight retail kiosks.

Our net cash provided by financing activities was $2,269,481 and $10,528,738 for the years ended December 31, 2014 and 2013, respectively, a decrease of $8,259,256. These financing activities relate to the Company’s sale of $1,250,000 Senior Convertible Notes entered into in November 2014, $1,000,000 Loan Payable to Related Party entered into in December 2014, and the $1,000,000 Term Loan entered into in September 2014 and proceeds from the exercise of stock options net of principal repayments under the $750,000 and $1,000,000 Term Loans and principle repayments of capital lease obligations.

Our financial statements for the year ended December 31, 2014 indicate there is substantial doubt about our ability to continue as a going concern as we require additional equity and/or debt financing to continue our operations. We must ultimately generate sufficient cash flow to meet our obligations on a timely basis, attain profitability in our business operations and be able to fund our long term business development and growth plans. Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer-term business plan. Our liquidity and capital resources have decreased as a result of the net operating loss of $13,852,249 that we incurred during the year ended December 31, 2014. At December 31, 2014 our accumulated deficit amounted to $15,231,903. At December 31, 2014, we had working capital of $127,874 compared to $11,657,615 at December 31, 2013, a decrease of $11,529,741. On March 4, 2015, we and institutional and individual accredited investors entered in a securities purchase pursuant to which we sold in a $3.5 million private placement ($2.9 million net proceeds received) 3,432,314 shares of common stock and warrants to purchase up to 2,735,132 shares of our common stock. In addition, the Merger with Vaporin also provides an additional financing to occur subsequent to the closing of the Merger for up to $25 million of our common stock and warrants subject to us complying with financial covenants and performance-based metrics.

In the ordinary course of our business, we enter in to purchase orders for components and finished goods, which may or may not require vendor deposits and may or may not be cancellable by either party. At December 31, 2014 and 2013, we had $319,563 and $782,363 in vendor deposits, respectively, which are included in prepaid expenses on the consolidated balance sheets included elsewhere in this report. At December 31, 2014 and 2013, we do not have any material financial guarantees or other contractual commitments that are reasonably likely to have an adverse effect on liquidity.

As of March 30, 2015, we had approximately $2 million of cash on hand. Our existing liquidity is not sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future. We believe we will need to raise additional debt or equity financing to maintain and expand the business. Any equity financing or the issuance of equity equivalents including convertible debt could be dilutive to our shareholders. If either such additional capital is not available on terms acceptable to us or at all then we may need to curtail our operations and/or take additional measures to conserve and manage our liquidity and capital resources, any of which would have a material adverse effect on our business, results of operations and financial condition.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the years ended December 31, 2014 and 2013 had a material impact on our operations.

Recent Accounting Policies

The Financial Accounting Standards Board, the Emerging Issues Task Force and the SEC have issued certain accounting standards, updates and regulations as of December 31, 2014 that will become effective in subsequent periods; however, management of the Company does not believe that any of those standards, updates or regulations would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2014 or 2013, and it does not believe that any of them will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

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

Risks Relating to Our Business

We have and may continue to experience liquidity and capital resources constraints because of our significant past operating losses; the report of our independent registered public accounting firm contains an explanatory paragraph that expresses substantial doubt about our inability to continue as a going concern.

Our liquidity and capital resources have decreased significantly as a result of the net operating losses we incurred during the year ended December 31, 2014. Although we completed a Private Placement and received net proceeds of $2,941,960 on March 4, 2015 and have taken other actions to manage our cash on hand and working capital and increase cash flows from operating and financing activities, there is no assurance we will have sufficient liquidity and capital resources to fund our business. At December 31, 2014, we had working capital of $127,874 compared to $11,657,615 at December 31, 2013, a decrease of $11,529,741. Our financial statements for the year ended December 31, 2014 indicate there is substantial doubt about our ability to continue as a going concern as we require additional equity and/or debt financing to continue our operations. We must ultimately generate sufficient cash flow to meet our obligations on a timely basis, attain profitability in our business operations, and be able to fund our long term business development and growth plans. Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer-term business plan. Our existing liquidity is not sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future. We will need to seek and obtain additional debt or equity financing, especially if we continue to experience liquidity and capital resources constraints, or because of continuing operating losses from our existing business, or greater than anticipated capital needs to integrate Vaporin, or our new retail kiosks and stores do not perform as anticipated, or greater than anticipated sales growth, or greater than anticipated capital needs to expand our new retail kiosk and store operations or otherwise or any combination of the foregoing. Any equity financing on the issuance of equity equivalents including convertible debt could be dilutive to our shareholders. If either such additional capital is not available on terms acceptable to us or at all then we may need to curtail its operations and/or take additional measures to conserve and manage our liquidity and capital resources, any of which would have a material adverse effect on our business, results of operations and financial condition.

We have incurred losses in the past and cannot assure you that we will achieve or maintain profitable operations.

As of December 31, 2014, we had an accumulated deficit of $15,231,903. Our accumulated deficit is primarily due to, among other reasons, the establishment of our business infrastructure and operations, stock-based compensation expenses and increases in our marketing expenditures to grow sales of our electronic cigarettes. For the year ended December 31, 2014, we had a net loss of $13,852,249 compared to net income of $801,352 for the year ended December 31, 2013. There is no assurance we will have sufficient liquidity and capital resources available to fund our business. Our liquidity and capital resources have decreased significantly as a result of the net operating losses we incurred during the year ended December 31, 2014. We cannot assure you that we will be able to generate operating profits in the future on a sustainable basis or at all as we continue to expand our infrastructure, open additional retail stores, further develop our marketing efforts and otherwise implement our growth initiatives.

Our seven years of operating history in an evolving business, makes it difficult to accurately predict our future sales and appropriately budget our expenses.

We acquired Smoke Anywhere USA, Inc., a distributor of electronic cigarettes, on November 5, 2009. Smoke Anywhere USA, Inc. commenced its business in March 2008. Because we have only seven years of operating history, and our business is still evolving, it is difficult to accurately predict our future sales and appropriately budget our expenses. Additionally, our operations will be subject to risks inherent in the establishment of a developing new business, including, among other things, efficiently deploying our capital, costs or difficulties relating to the integration of the merger with Vaporin, developing our products, opening retail stores, developing and implementing our marketing campaigns and strategies and developing brand awareness and acceptance of our products. Our ability to generate future sales will be dependent on a number of factors, many of which are beyond our control, including the pricing of competing products, overall demand for our products, changes in consumer preferences, market competition and government regulation. We are currently evaluating the expansion of our staffing, advertising campaigns and operational expenditures in anticipation of future sales growth. If our sales do not increase as anticipated, we could incur significant losses due to our higher infrastructure expense levels if we are not able to decrease our advertising and operating expenses in a timely manner to offset any shortfall in future sales.

The potential regulation of electronic cigarettes by the United States Food and Drug Administration may materially adversely affect our business.

On April 24, 2014, the FDA released proposed rules that would extend its regulatory authority to electronic cigarettes and certain other tobacco products under the Family Smoking Prevention and Tobacco Control Act. We are in the process of reviewing and analyzing the proposed rules and their impact on our business. We preliminarily note that the proposed rules would require that electronic cigarette manufacturers (i) register with the FDA and report electronic cigarette product and ingredient listings; (ii) market new electronic cigarette products only after FDA review; (iii) only make direct and implied claims of reduced risk if the FDA confirms that scientific evidence supports the claim and that marketing the electronic cigarette product will benefit public health as a whole; (iv) not distribute free samples; (v) implement minimum age and identification restrictions to prevent sales to individuals under age 18; (vi) include a health warning; and (vii) not sell electronic cigarettes in vending machines, unless in a facility that never admits youth. The proposed regulation was subject to a 75-day public comment period, following which the FDA will finalize the proposed regulation. It is not known how long this regulatory process to finalize and implement the rules may take. Accordingly, although we cannot predict the content of any final rules from the proposed rules or the impact they may have, we believe that if the final rules enacted are materially more stringent then the proposed rules they could have a material adverse effect on our business, financial conditions and results of operations.

For a description of risks related to other government regulations, please see “Risks Related to Government Regulation” in this Section.

The recent development of electronic cigarettes and vaporizers has not allowed the medical profession to study the long-term health effects of electronic cigarette use.

Because electronic cigarettes and vaporizers were recently developed the medical profession has not had a sufficient period of time to study the long-term health effects of electronic cigarette use. Currently, therefore, there is no way of knowing whether or not electronic cigarettes and vaporizers are safe for their intended use. If the medical profession were to determine conclusively that electronic cigarette usage poses long-term health risks, electronic cigarette usage could decline, which could have a material adverse effect on our business, results of operations and financial condition.

Our business, results of operations and financial condition could be adversely affected if we are taxed like other tobacco products or if we are required to collect and remit sales tax on certain of our internet sales.

Presently the sale of electronic cigarettes and vaporizers is not subject to federal, state and local excise taxes like the sale of conventional cigarettes or other tobacco products, all of which have faced significant increases in the amount of taxes collected on their sales. Should federal, state and local governments and or other taxing authorities impose excise taxes similar to those levied against conventional cigarettes and tobacco products on our products, it may have a material adverse effect on the demand for our products, as consumers may be unwilling to pay the increased costs for our products.

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

The market for vaporizers and electronic cigarettes is a niche market, subject to a great deal of uncertainty and is still evolving.

Vaporizers and electronic cigarettes, having recently been introduced to market, are at an early stage of development, represent a niche market and are evolving rapidly and are characterized by an increasing number of market entrants. Our future sales and any future profits are substantially dependent upon the widespread acceptance and use of vaporizers and electronic cigarettes. Rapid growth in the use of, and interest in, electronic cigarettes and vaporizers is recent, and may not continue on a lasting basis. The demand and market acceptance for these products is subject to a high level of uncertainty. Therefore, we are subject to all of the business risks associated with a new enterprise in a niche market, including risks of unforeseen capital requirements, failure of widespread market acceptance of electronic cigarettes, in general or, specifically our products, failure to establish business relationships and competitive disadvantages as against larger and more established competitors.

Because we face intense competition from big tobacco companies and other competitors, and our failure to compete effectively could have a material adverse effect on our business, results of operations and financial condition.

Competition in the vaporizer and electronic cigarette industry is intense. We compete with other sellers of electronic cigarettes, most notably Lorillard, Inc., Altria Group, Inc. and Reynolds American Inc., big tobacco companies, through their electronic cigarettes business segments; the nature of our competitors is varied as the market is highly fragmented and the barriers to entry into the business are low.

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

Our principal competitors are “big tobacco”, U.S. cigarette manufacturers of both conventional tobacco cigarettes and electronic cigarettes like Altria Group, Inc., Lorillard, Inc. and Reynolds American Inc. We compete against “big tobacco” who offers not only conventional tobacco cigarettes and electronic cigarettes but also smokeless tobacco products such as “snus” (a form of moist ground smokeless tobacco that is usually sold in sachet form that resembles small tea bags), chewing tobacco and snuff. Furthermore, we believe that “big tobacco” will devote more attention and resources to developing and offering electronic cigarettes as the market for electronic cigarettes grows. Because of their well-established sales and distribution channels, marketing expertise and significant financial and marketing resources, “big tobacco” is better positioned than small competitors like us to capture a larger share of the electronic cigarette market. We also compete against numerous other smaller manufacturers or importers of cigarettes. There can be no assurance that we will be able to compete successfully against any of our competitors, some of whom have far greater resources, capital, experience, market penetration, sales and distribution channels than us. If our major competitors were, for example, to significantly increase the level of price discounts offered to consumers, we could respond by offering price discounts, which could have a materially adverse effect on our business, results of operations and financial condition.

Sales of conventional tobacco cigarettes have been declining, which could have a material adverse effect on our business.

The overall U.S. market for conventional tobacco cigarettes has generally been declining in terms of volume of sales, as a result of restrictions on advertising and promotions, funding of smoking prevention campaigns, increases in regulation and excise taxes, a decline in the social acceptability of smoking, and other factors, and such sales are expected to continue to decline. Recently, CVS, a leading national drug store chain ceased selling tobacco products on September 3, 2014. If other national drug store chains also decide to cease selling tobacco products, cigarette sales could decline further. While the sales of electronic cigarettes and vaporizers have been increasing over the last several years, the electronic cigarette market is only developing and is a fraction of the size of the conventional tobacco cigarette market. A continual decline in cigarette sales may adversely affect the growth of the electronic cigarette market, which could have a material adverse effect on our business, results of operations and financial condition.

If we are subject to further intellectual property litigation or if the present suit becomes actively litigated, we may incur substantial additional costs which will adversely affect our results of operations.

The cost to prosecute infringements of our intellectual property or the cost to defend our products against patent infringement or other intellectual property litigation by other could be substantial. We cannot assure you that:

●	pending and future patent applications will result in issued patents;

●	patents we own or which are licensed by us will not be challenged by competitors;

●	the patents will be found to be valid or sufficiently broad to protect our technology or provide us with a competitive advantage; and

●	we will be successful in defending against current and future patent infringement claims asserted against our products as described in the next risk factor.

Both the patent application process and the process of managing patent disputes can be time consuming and expensive. In addition, changes in the U.S. patent laws could prevent or limit us from filing patent applications or patent claims to protect our products and/or technologies or limit the exclusivity periods that are available to patent holders. In September 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was recently signed into law and includes a number of significant changes to U.S. patent law, including the transaction from a “first-to-invent’ system to a “first-to-file” system and changes to the way issued patents are challenged. These changes may favor larger and more established companies that have more resources than we do to devote to patent application filing and prosecution. The U.S. Patent and Trademark Office recently issued new Regulations effective March 16, 2013 to administer the Leahy-Smith Act. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will ultimately have on the cost of prosecuting our patent applications, our ability to obtain patents based on our discoveries and our ability to enforce or defend our issued patents. However, it is possible that in order to adequately protect our patents under the “first-to-file” system, we will have to allocate significant additional resources to the establishment and maintenance of a new patent application process designed to be more streamlined and competitive in the context of the new “first-to-file” system, which would divert valuable resources from other areas of our business. In addition to pursuing patents on our technology, we have taken steps to protect our intellectual property and proprietary technology by entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, corporate partners and, when needed, our advisors. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate.

Third party assertions of our infringement of their intellectual property rights could result in our having to incur significant costs and modify the way in which we currently operate our business.

Although we have filed patent applications, we do not own any domestic or foreign patents relating to our vaporizers and electronic cigarettes. The vaporizer and electronic cigarette industry is nascent and third parties may claim patent rights over one or more types of vaporizers and electronic cigarettes. For example, Ruyan Investment (Holdings) Limited (“Ruyan”), a Chinese company, has made certain public claims as to their ownership of patents relating to an “Atomizing Electronic Cigarette” and has filed two separate lawsuits against us. We and Ruyan settled the first lawsuit on March 1, 2013, while the other lawsuit has been stayed along with other patent infringement lawsuits filed by Ruyan against other defendants pending the results of an inter partes reexamination requested by one of the defendants in the other lawsuits. For a description of Ruyan’s first lawsuit against us and the related settlement and Ruyan’s second lawsuit against us and the related stay, please see “Item 3. Legal Proceedings” of this report. We currently purchase our products from Chinese manufacturers other than Ruyan.

Ruyan’s lawsuit as well as any other third party lawsuits alleging our infringement of patents, trade secrets or other intellectual property rights could cause us to do one or more of the following:

●	stop selling products or using technology that contains the allegedly infringing intellectual property;

●	incur significant legal expenses;

●	cause our management to divert substantial time to our defenses;

●	pay substantial damages to the party whose intellectual property rights we may be found to be infringing;

●	we may also be obligated to indemnify distributors and customers;

●	redesign those products that contain the allegedly infringing intellectual property; or

●	attempt to obtain a license to the relevant intellectual property from third parties, which may not be available to us on reasonable terms or at all.

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

Electronic cigarettes and vaporizers face intense media attention and public pressure.

Electronic cigarettes and vaporizers are new to the marketplace and since their introduction certain members of the media, politicians, government regulators and advocate groups, including independent medical physicians have called for an outright ban of all electronic cigarettes and vaporizers, pending regulatory review and a demonstration of safety. A partial or outright ban would have a material adverse effect on our business, results of operations and financial condition.

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

The tobacco industry in general has historically been subject to frequent product liability claims. As a result, we may experience product liability claims from the marketing and sale of electronic cigarettes. Any product liability claim brought against us, with or without merit, could result in:

●	liabilities that substantially exceed our product liability insurance, which we would then be required to pay from other sources, if available;

●	an increase of our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, or at all;

●	damage to our reputation and the reputation of our products, resulting in lower sales;

●	regulatory investigations that could require costly recalls or product modifications;

●	litigation costs; and

●	the diversion of management’s attention from managing our business.

Any one or more of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

If we experience product recalls, we may incur significant and unexpected costs and our business reputation could be adversely affected.

We may be exposed to product recalls and adverse public relations if our products are alleged to cause illness or injury, or if we are alleged to have violated governmental regulations. A product recall could result in substantial and unexpected expenditures and could harm our reputation, which could have a material adverse effect on our business, results of operations and financial condition. In addition, a product recall may require significant management time and attention and may adversely impact on the value of our brands. Product recalls may lead to greater scrutiny by federal or state regulatory agencies and increased litigation, which could have a material adverse effect on our business, results of operations and financial condition.

Product exchanges, returns and warranty claims may adversely affect our business.

If we are unable to maintain an acceptable degree of quality control of our products we will incur costs associated with the exchange and return of our products as well as servicing our customers for warranty claims. In addition, customers may require us to take back unsold products which we may be unable to resell. Any of the foregoing on a significant scale may have a material adverse effect on our business, results of operations and financial condition.

Adverse economic conditions may adversely affect the demand for our products.

Vaporizers and electronic cigarettes are new to market and may be regarded by users as a novelty item and expendable as such demand for our products may be extra sensitive to economic conditions. When economic conditions are prosperous, discretionary spending typically increases; conversely, when economic conditions are unfavorable, discretionary spending often declines. Any significant decline in economic conditions that affects consumer spending could have a material adverse effect on our business, results of operations and financial condition.

Generating foreign sales will result in additional costs and expenses and may expose us to a variety of risks.

In the first quarter of 2012, we began selling our electronic cigarettes in Canada through a Canadian distributor. Generating sales of our products in Canada as well as other foreign jurisdictions will require us to incur additional costs and expenses. Furthermore, our entry into foreign jurisdictions may expose us to various risks, which differ in each jurisdiction, and any of such risks may have a material adverse effect on our business, financial condition and results of operations. Such risks include the degree of competition, fluctuations in currency exchange rates, difficulty and costs relating to compliance with different commercial, legal, regulatory and tax regimes and political and economic instability.

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

We believe the best way to develop brand and product recognition and increase sales volume is to establish relationships with large retailers and national chains. We currently have established relationships with five large retailers and national chains and in connection therewith we have agreed to pay such retailers and chains fees, known as “slotting fees”, to carry and offer our products for sale based on the number of stores our products will be carried in. These existing relationships are “at-will” meaning that either party may terminate the relationship for any reason or no reason at all. We may not be able to sustain these relationships or establish other relationships with large retailers or national chains or, even if we do so, sustain such other relationships. Our inability to develop and sustain relationships with large retailers and national chains will impede our ability to develop brand and product recognition and increase sales volume and, ultimately, require us to pursue and rely on local and more fragmented sales channels, which will have a material adverse effect on our business, results of operations and financial condition.

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

Because we rely on Chinese manufacturers to produce our products, we are subject to potential adverse safety and other issues.

The majority of our manufacturers are based in China. Certain Chinese factories and the products they export have recently been the source of safety concerns and recalls, which is generally attributed to lax regulatory, quality control and safety standards. Should Chinese factories continue to draw public criticism for exporting unsafe products, whether those products relate to our products or not we may be adversely affected by the stigma associated with Chinese production, which could have a material adverse effect on our business, results of operations and financial condition.

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

Our business has grown rapidly during our limited operating history. Our future operating results depend to a large extent on our ability to successfully manage our anticipated growth. To manage our anticipated growth, including that arising from our recent merger with Vaporin, we believe we must effectively, among other things:

●	hire, train, and manage additional employees;

●	expand our marketing and distribution capabilities;

●	increase our product development activities;

●	add additional qualified finance and accounting personnel; and

●	implement and improve our administrative, financial and operational systems, procedures and controls.

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

We face competition from foreign sellers of electronic cigarettes and vaporizers that may illegally ship their products into the United States for direct delivery to customers. These market participants will not have the added cost and expense of complying with U.S. regulations and taxes and as a result will be able to offer their product at a more competitive price than us and potentially capture market share. Moreover, should we be unable to sell certain of our products during any regulatory approval process we have no assurances that we will be able to recapture those customers that we lost to our foreign domiciled competitors during any “blackout” periods, during which we are not permitted to sell our products. This competitive disadvantage may have a material adverse effect on our business, results of operations and our financial condition.

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

If we fail to satisfy our registration obligations under the registration rights agreement for the shares of our common stock issued in the $3.5 Million Private Placement, we would be required to make certain cash payments to certain of the holders of such shares.

Under the Registration Rights Agreements for the our March 2015 $3.5 Million Private Placement, we are required to file a Form S-3 Registration Statement with the SEC to register for resale the shares of common stock purchased by the investors. The Form S-3 Registration Statement must be filed within 45 days of March 4, 2015 and must be effective by the later of (i) the 90th day following March 3, 2015 (if no SEC review) or (ii) the 120th day following March 3, 2015 (if subject to SEC review). If the Form S-3 Registration Statement is not effective for resales for more than 10 consecutive days or more than 15 days in any 12 month period during the registration period (i.e., the earlier of the date on which the shares have been sold or are eligible for sale under SEC Rule 144 without restriction), we are required to pay the investors (other than our participating officers and directors) liquidated damages in cash equal to 1.5% of the aggregate purchase price paid by the investors for the shares for every 30 days or portion thereof until the default is cured. Such cash payments, which could be as much as $52,500 for every 30 days, could significantly reduce our working capital and liquidity and could adversely affect our business, results of operations and financial condition.

Risks Related to Government Regulation

Changes in laws, regulations and other requirements could adversely affect our business, results of operations or financial condition.

In addition to the anticipated regulation of our business by the FDA, our business, results of operations or financial condition could be adversely affected by new or future legal requirements imposed by legislative or regulatory initiatives, including, but not limited to, those relating to health care, public health and welfare and environmental matters. For example, in recent years, states and many local and municipal governments and agencies, as well as private businesses, have adopted legislation, regulations or policies which prohibit, restrict, or discourage smoking; smoking in public buildings and facilities, stores, restaurants and bars; and smoking on airline flights and in the workplace. Furthermore, some states and localities prohibit and others are considering prohibiting the sales of electronic cigarettes and vaporizers to minors. Other similar laws and regulations are currently under consideration and may be enacted by state and local governments in the future. At present, it is not clear if electronic cigarettes, which omit no smoke or noxious odors, are subject to such restrictions. If electronic cigarettes and vaporizers are subject to restrictions on smoking in public and other places, our business, operating results and financial condition could be materially and adversely affected. New legislation or regulations may result in increased costs directly for our compliance or indirectly to the extent such requirements increase the prices of goods and services because of increased costs or reduced availability. We cannot predict whether such legislative or regulatory initiatives will result in significant changes to existing laws and regulations and/or whether any changes in such laws or regulations will have a material adverse effect on our business and localities, results of operations or financial condition.

Restrictions on the public use of electronic cigarettes and vaporizers may reduce the attractiveness and demand for our electronic cigarettes.

Certain states, cities, businesses, providers of transportation and public venues in the U.S. have already banned the use of electronic cigarettes and vaporizers, while others are considering banning the use of electronic cigarettes and vaporizers. If the use of electronic cigarettes and vaporizers is banned anywhere the use of traditional tobacco burning cigarettes is banned, electronic cigarettes and vaporizers may lose their appeal as an alternative to traditional tobacco burning cigarettes, which may reduce the demand for our products and, thus, have a material adverse effect on our business, results of operations and financial condition.

Limitation by states on sales of electronic cigarettes and vaporizers may have a material adverse effect on our ability to sell our products.

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

As a result of FDA import alert 66-41 (which allows the detention of unapproved drugs promoted in the U.S.), U.S. Customs has from time to time temporarily and in some instances indefinitely detained products sent to us by our Chinese suppliers. If the FDA modifies the import alert from its current form which allows U.S. Customs discretion to release our products to us, to a mandatory and definitive hold we will no longer be able to ensure a supply of saleable product, which will have a material adverse effect on our business, results of operations and financial condition. We believe this FDA import alert will become less relevant to us as and when the FDA regulates electronic cigarettes and vaporizers under the Tobacco Control Act.

The application of the Prevent All Cigarette Trafficking Act and/or the Federal Cigarette Labeling and Advertising Act to electronic cigarettes would have a material adverse affect on our business.

At present, neither the Prevent All Cigarette Trafficking Act (which prohibits the use of the U.S. Postal Service to mail most tobacco products and which amends the Jenkins Act, which would require individuals and businesses that make interstate sales of cigarettes or smokeless tobacco to comply with state tax laws) nor the Federal Cigarette Labeling and Advertising Act (which governs how cigarettes can be advertised and marketed) apply to electronic cigarettes. The application of either or both of these federal laws to electronic cigarettes and vaporizers could result in additional expenses, could prohibit us from selling products through the internet and require us to change our advertising and labeling and method of marketing our products, any of which would have a material adverse effect on our business, results of operations and financial condition.

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

Tobacco industry expects significant regulatory developments to take place over the next few years, driven principally by the World Health Organization’s Framework Convention on Tobacco Control (“FCTC”). The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. Regulatory initiatives that have been proposed, introduced or enacted include:

●	the levying of substantial and increasing tax and duty charges;

●	restrictions or bans on advertising, marketing and sponsorship;

●	the display of larger health warnings, graphic health warnings and other labeling requirements;

●	restrictions on packaging design, including the use of colors and generic packaging;

●	restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;

●	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents levels;

●	requirements regarding testing, disclosure and use of tobacco product ingredients;

●	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;

●	elimination of duty free allowances for travelers; and

●	encouraging litigation against tobacco companies.

If electronic cigarettes and vaporizers are subject to one or more significant regulatory initiates enacted under the FCTC, our business, results of operations and financial condition could be materially and adversely affected.

Risks Related to Our Common Stock

Our common stock has historically been thinly traded and you may be unable to sell at or near ask prices or at all if you desire to liquidate your shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. Effective at the opening of trading on May 30, 2014, the Company’s common stock was listed and began trading on the NASDAQ Capital Market under its existing symbol “VPCO.” Prior to May 30, 2014, the Company’s common stock was quoted on the OTCQB.

Our common stock has historically been sporadically or “thinly-traded”, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. More recently our average daily volume has been approximately 214,000 shares. This situation lack of liquidity is attributable to a number of factors, including the fact that we are a small company which has incurred significant operating losses and is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained.

The market price of our common stock has been and may continue to be volatile.

The market price of our common stock has been volatile, and fluctuates widely in price in response to various factors, which are beyond our control. The price of our common stock is not necessarily indicative of our operating performance or long-term business prospects. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. Factors such as the following could cause the market price of our common stock to fluctuate substantially:

●	the introduction of new products by our competitors;

●	government regulation of our industry;

●	our quarterly operating and financial results;

●	conditions in the electronic cigarette and tobacco industries;

●	developments concerning proprietary rights; or

●	litigation or public concern about the safety of our products.

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

As of March 30, 2015, we had 33,635,758 shares of our common stock outstanding, and warrants, restricted stock units and options that are exercisable into 7,453,455 shares of our common stock. Approximately 15,170,000 of the 33,635,758 outstanding shares are eligible for resale without restriction in the public market. If any significant number of the 15,170,000 shares are sold, such sales could have a depressive effect on the market price of our stock. The remaining shares are eligible, and some of the shares underlying the restricted stock units, and warrants and options upon issuance, will be eligible to be offered from time to time in the public market pursuant to the Registration Statement referred to above and Rule 144 of the Securities Act, and any such sale of these shares may have a depressive effect as well. We are unable to predict the effect, if any, that the sale of shares, or the availability of shares for future sale, will have on the market price of the shares prevailing from time to time. Sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could depress prevailing market prices for the shares. Such sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price, which we deem appropriate.

Our common stock has traded at prices below $1.00 and we may not be able to maintain our NASDAQ listing.

There can be no assurance that we will be able to maintain compliance with this or other listing requirements. However, if our common stock is delisted from Nasdaq, trading in our common stock could be conducted on the OTCQB Bulletin Board or in what is commonly referred to as the “pink sheets.” If this occurs, a shareholder will find it more difficult to dispose of our common stock or to obtain accurate quotations as to the price of our common stock. Lack of any active trading market would have an adverse effect on a shareholder’s ability to liquidate an investment in our common stock easily and quickly at a price acceptable to the shareholder. It might also contribute to volatility in the market price of our common stock and could adversely affect our ability to raise additional equity or debt financing on acceptable terms or at all.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, we could become subject to sanctions or investigations by regulatory authorities and/or stockholder litigation, which could harm our business and have an adverse effect on our stock price.

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including periodic reports, disclosures and more complex accounting rules. As directed by Section 404 of Sarbanes-Oxley, the SEC adopted rules requiring public companies to include a report of management on a company’s internal control over financial reporting in their Annual Report on Form 10-K. Based on current rules, we are required to report under Section 404(a) of Sarbanes-Oxley regarding the effectiveness of our internal control over financial reporting. If we determine that we have material weaknesses, it may be necessary to make restatements of our consolidated financial statements and investors will not be able to rely on the completeness and accuracy of the financial information contained in our filings with the SEC and this could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities or stockholder litigation.

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

We have never declared or paid any cash dividends or distributions on our common stock and payment of cash dividends is limited by the Delaware General Corporation Law. We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Risks Related to the Merger

If we are unable to successfully integrate Vaporin, our future results of operations and financial condition may be materially and adversely affected.

We face a number of risks form our recently completed merger with Vaporin. The success of the merger will depend, in large part, on Vapor’s ability to realize the anticipated benefits from combining the businesses of Vapor and Vaporin by reducing duplicative costs and maintaining customer relationships and not losing sales. To realize the anticipated benefits of the merger, we must successfully integrate the businesses of Vapor and Vaporin and integrate their management teams and employees. This integration will be complex and time-consuming.

Potential difficulties we may encounter include, among others:

●	unanticipated issues in integrating logistics, information, communications and other systems;

●	integrating personnel from the two companies while maintaining focus on providing a consistent, high quality level of service;

●	integrating the systems in a seamless manner that minimizes any adverse impact on, suppliers, customers, employees and others;

●	performance shortfalls as a result of the diversion of management’s attention from day-to-day operations caused by activities surrounding the completion of the merger and integration of the companies’ operations;

●	potential unknown liabilities, liabilities that are significantly larger than anticipated, unforeseen expenses or delays associated with the merger and the integration process;

●	unanticipated changes in applicable laws and regulations;

●	Dealing with different corporate cultures; and

●	complexities associated with managing the larger, combined business.

Some of these factors are outside of our control.

Vapor has not completed a merger or acquisition comparable in size or scope to the Vaporin merger. Our failure to successfully integrate the operations of Vapor and Vaporin or otherwise to realize any of the anticipated benefits of the merger could cause an interruption of, or a loss of momentum in, the activities of Vapor and could adversely affect its results of operations. The integration process maybe more difficult, costly or time-consuming than anticipated, which could cause Vapor’s stock price to decline.

Vapor may be unable to retain Vaporin’s employees.

The merger involves the integration of two companies that have previously operated independently. The difficulties of combining the operations of the two companies include integrating personnel with diverse business backgrounds, combining different corporate cultures and retaining key employees. However, Vapor may not be successful in retaining those employees who have not agreed to work for Vapor for the time period necessary to successfully integrate Vaporin’s operations with those of Vapor. The loss of Vaporin employees could have an adverse effect on the business and results of operation of Vapor following the merger.

The merger resulted in changes to the Vapor Board of Directors that may affect Vapor’s strategy and operations as compared to that of Vapor and Vaporin prior to the merger.

The Vapor Board of Directors continues to be comprised of five directors, but the Vaporin Board of Directors selected two new directors, Gregory Brauser and Robert Swayman, for appointment to the Vapor Board of Directors. The Vapor Board of Directors selected the other three directors, Jeffrey Holman, Frank Jaumot and Angela Courtin, for appointment. However, on March 18, 2015, Mr. Jaumot gave notice that he will not continue as a director following our annual meeting this spring. This new composition of the Vapor Board of Directors may affect our business strategy and operating decisions following completion of the merger. In addition, there can be no assurances that the new Vapor Board of Directors will function effectively as a team and that there will not be any adverse effects on the combined entity’s business as a result.

Because Vaporin had no working capital and our expenses are higher following the merger, our future results of operations may be adversely affected.

At the time we completed the merger, Vaporin had no working capital and material liabilities. Following the merger, our expenses are higher as a result of the new Vaporin employees who joined us. If our cash resources are inadequate to pay expenses as they become due in the normal course of operations, our ability to continue operating as a going concern could be jeopardized. Furthermore, if we are not able to substantially increase our revenues following the merger, we may report increased operating losses, which would have a material adverse effect on our common stock price.

As a result of the merger, Vapor may record a significant amount of goodwill on its balance sheet, which could result in significant future impairment charges and negatively affect Vapor’s future financial condition, results of operations and stock price.

Applicable acquisition accounting rules require that to the extent that the purchase price paid by Vapor in the merger exceeds the net fair value of the Vaporin tangible and intangible assets and liabilities, Vapor will record such assets as goodwill on its consolidated balance sheet. Goodwill is not amortized, but is tested for impairment at least annually. In testing goodwill for impairment, Vapor’s management will be required to analyze its future estimated operating results and cash flows. If the future operating results and cash flows of Vapor do not improve in comparison to its performance in 2014, Vapor may incur significant impairment charges in the future. Any impairment charges will directly be treated as an expense and negatively affect Vapor’s future financial results. Announcement of such impairment charges may also significantly reduce the price of Vapor’s common stock.

Item 8. Financial Statements and Supplemental Data

The information required by this Item 8 is incorporated by reference herein from “Item 15. Exhibits and Financial Statement Schedules” of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer (who serves as principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2014. Based on this evaluation, the chief executive officer and the chief financial officer have concluded that, as of that date, disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were effective.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, and concluded that our internal controls over financial reporting were effective as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated 1992 Framework.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Certain information required by Part III is omitted from this report because we will file with the Securities Exchange Commission a definitive proxy statement within 120 days after the end of our fiscal year for our annual meeting of stockholder (Proxy Statement), and the information included in the Proxy Statement is incorporated herein by reference.

Item 10.   Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement under the heading “Election of Directors.” Information regarding executive officers is set forth in Item 1 of Part I of this report and is incorporated herein by reference.

We have adopted a code of business conduct and ethics for directors, officers (including our principal executive, financial and accounting officers) and all employees, which we refer to as our Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.vapor-corp.com. Stockholder may request a free copy of our Code of Business Conduct and Ethics from:

Vapor Corp.

Attention: Investor Relations

3001 Griffin Road

Dania Beach, FL 33312

(305)-749-2676

If we make any substantive amendments to the code of business conduct and ethics or grant any waiver from a provision of the code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver or by filing a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the Securities and Exchange Commission initial statements of beneficial ownership of our common stock and statements of changes in beneficial ownership of our common stock. Such persons are also required to furnish us with copies of all such ownership reports they file. This disclosure is incorporated by reference from the information in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference from the information in the sections entitled “Executive Compensation” and “Election of Directors” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference from the information in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Security Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference from the information in the sections entitled “Certain Transactions” and “Independence of the Board of Directors” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference from the information in the sections entitled “Principal Accounting Fees and Services” and “Pre-Approval Policies and Procedures” in the Proxy Statement.

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

(b) Exhibits. The following exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Description of Exhibit

2.1	Acquisition Agreement and Plan of Merger made and entered into as of September 1, 2009, by and among Smoke Anywhere USA, Inc., the shareholders of Smoke Anywhere USA, Inc. who are signatories, Miller Diversified Corp., Smoke Holdings, Inc. and VAPECO Holdings Inc. (1)

3.1	Certificate of Incorporation of the Registrant (4)

3.2	Bylaws of the Registrant (4)

4.1	Purchase Agreement dated as of October 22, 2013 by and among the Registrant and the investors referred to therein (5)

4.2	Registration Rights Agreement dated as of October 29, 2013 by and among the Registrant and the investors referred to therein (5)

4.3	Form of Common Stock Purchase Warrant issued to Roth Capital Partners, LLC (20)

4.4	Securities Purchase Agreement, by and among the Registrant and purchasers named therein, dated as of November 14, 2014 (22)

4.5	Form of Convertible Note Due November 14, 2015 (22)

4.6	Form of Common Stock Purchase Warrant (22)

4.7	Agreement and Plan of Merger, by and among the Registrant and Vaporin, Inc., dated as of December 17, 2014 (a schedule to the agreement has been omitted pursuant to Item 601(b)(2) of Regulation S-K; a copy of the schedule will be furnished supplementary to the SEC upon request). (23)

4.8	Form Securities Purchase Agreement, by and among the Registrant and purchasers named therein, dated as of March 3, 2015 (25)

4.9	Form of Common Stock Purchase Warrant (25)

4.10	Specimen Common Stock Certificate (4)

10.1	Equity Incentive Plan of Registrant (2)

10.2	Lease Agreement dated March 21, 2011 by and between the Registrant and 3001 Griffin Partners, LLC (6)

10.3	Employment Agreement, dated February 27, 2012, between Vapor Corp. and Kevin Frija (7)

10.4	Employment Agreement, dated February 27, 2012, between Vapor Corp. and Harlan Press (7)

10.5	Employment Agreement, dated December 12, 2012, between Vapor Corp. and Christopher Santi (8)

10.6	Employment Agreement, dated February 19, 2013, between Vapor Corp. and Jeffrey Holman (9)

10.7	Private Label Production and Supply Agreement entered into on December 6, 2011 by and between Vapor Corp. and Spike Marks Inc./Casa Cubana (10)

10.8	Form of Convertible Note (11)

10.9	Form of Common Stock Purchase Warrant (11)

10.10	Form of Senior Note (12)

10.11	Scan Based Trading Agreement effective as of July 25, 2012 by and among Vapor Corp. and Dolgencorp, LLC, DG Strategic VII, Dolgen Midwest, LLC, Dolgen California, LLC, Dolgencorp of New York, Inc., Dolgencorp of Texas, Inc., DG Retail, LLC and Dollar General Partners (13)

10.12	Amendment to $300,000 Senior Convertible Note (14)

10.13	Amendment to $50,000 Senior Convertible Note (14)

10.14	Amendment to Senior Note (14)

10.15	Invoice Purchase and Sale Agreement made as of August 8, 2013 among Entrepreneur Growth Capital, LLC, the Registrant and Smoke Anywhere USA, Inc. (15)

10.16	Form of Letter Amendment to Employment Agreement by and between the Registrant and Harlan Press (15)

10.17	Credit Card Receivables Advance Agreement made as of August 16, 2013 among Entrepreneur Growth Capital, LLC, the Registrant and Smoke Anywhere USA, Inc. (16)

10.18	Secured Promissory Note dated September 23, 2014 entered into by Vapor Corp. and Smoke Anywhere USA, Inc. in favor of Entrepreneur Growth Capital LLC (17)

10.19	Form of Equity Incentive Plan Stock Option Agreement (18)

10.20	Form of Non-Equity Incentive Plan Stock Option Agreement (18)

10.21	Amendment to Equity Incentive Plan of the Registrant (19)

10.22	Lease Amendment dated October 1, 2013 by and between the Registrant and Griffin Partners, LLC (20)

10.23	Consulting Agreement dated as of February 3, 2014 by and between Knight Global Services, LLC and Vapor Corp. (21)

10.24	Operating Agreement of Emagine the Vape Store, LLC, by and between the Registrant and Vaporin, Inc., dated December 17, 2014 (23)

10.25	Convertible Promissory Note, dated January 29, 2015 (24)

10.26	Securities Purchase Agreement by and among the Registrant and purchasers named therein, dated January 20, 2015 (26)

10.27	Form of Note (26)

14.1	Code of Ethics (3)

21.1	Subsidiaries of the Registrant (5)

23.1*	Consent of Marcum LLP relating to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-188888)

31.1*	Rule 13a14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

* Filed herewith.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 11, 2009, as filed with the Securities and Exchange Commission (“SEC”) on November 13, 2009.

(2)	Incorporated by reference to the Registrant’s Definitive Information Statement on Schedule 14C dated November 24, 2009, as filed with the SEC on December 10, 2009.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, as filed with the SEC on May 14, 2010.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 13, 2013, as filed with the SEC on December 31, 2013.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 22, 2013, as filed with the SEC on October 23, 2013.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 31, 2011.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 27, 2012, as filed with the SEC on February 28, 2012.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 12, 2012, as filed with the SEC on December 13, 2012.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 19, 2013, as filed with the SEC on February 26, 2013.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 6, 2011, as filed with the SEC on April 25, 2012.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 19, 2012, as filed with the SEC on June 22, 2012.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 9, 2012, as filed with the SEC on July 10, 2012.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 31, 2012, as filed with the SEC on July 31, 2012

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 30, 2013, as filed with the SEC on April 30, 2013

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 8, 2013, as filed with the SEC on August 13, 2013

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 16, 2013, as filed with the SEC on August 19, 2013

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 23, 2014, as filed with the SEC on September 23, 2014

(18)	Incorporated by reference to the Registrant’s Form S-8 Registration Statement (No. 333-188888), as filed with the SEC on May 28, 2013

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 20, 2013, as filed with the SEC on November 20, 2013

(20)	Incorporated by reference to the Registrant’s Form S-1 Registration Statement (No. 333-192391), as filed with the SEC on November 18, 2013 and declared effective on January 27, 2014

(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 3, 2014, as filed with the SEC on February 6, 2014

(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 14, 2014, as filed with the SEC on November 17, 2014

(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 17, 2014, as filed with the SEC on December 18, 2014

(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 3, 2015, as filed with the SEC on February 3, 2015

(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 3, 2015, as filed with the SEC on March 5, 2015

(26)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 20, 2015, as filed with the SEC on January 26, 2015

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

To the Audit Committee of the

Board of Directors and Stockholders

of Vapor Corp.

We have audited the accompanying consolidated balance sheets of Vapor Corp. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vapor Corp. as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2, the Company has incurred net losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP
Marcum LLP
New York, NY March 31, 2015

VAPOR CORP.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash	$471,194	$6,570,215
Due from merchant credit card processors, net of reserve for charge-backs of $2,500 and $2,500, respectively	111,968	205,974
Accounts receivable, net of allowance of $369,731 and $256,833, respectively	239,652	1,802,781
Inventories	2,048,883	3,321,898
Prepaid expenses and vendor deposits	664,103	1,201,040
Loans receivable, net	467,095	-
Deferred financing costs, net	122,209	-
Deferred tax asset, net	-	766,498
TOTAL CURRENT ASSETS	4,125,104	13,868,406
Property and equipment, net of accumulated depreciation of $84,314 and $27,879, respectively	712,019	28,685
Other assets	91,360	65,284
TOTAL ASSETS	$4,928,483	$13,962,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,920,135	$1,123,508
Accrued expenses	975,112	420,363
Senior convertible notes payable – related parties, net of debt discount of $1,093,750 and $0, respectively	156,250	-
Current portion of capital lease	52,015	-
Term loan	750,000	478,847
Customer deposits	140,626	182,266
Income taxes payable	3,092	5,807
TOTAL CURRENT LIABILITIES	3,997,230	2,210,791

Capital lease, net of current portion	119,443	-
TOTAL LIABILITIES	4,116,673	2,210,791

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, $1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized 16,761,911 and 16,214,528 shares issued and 16,761,911 and 16,214,528 shares outstanding, respectively	16,762	16,214
Additional paid-in capital	16,026,951	13,115,024
Accumulated deficit	(15,231,903)	(1,379,654)
TOTAL STOCKHOLDERS’ EQUITY	811,810	11,751,584
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,928,483	$13,962,375

See notes to consolidated financial statements

Vapor Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED DECEMBER 31,
	2014	2013
SALES NET	$15,279,859	$25,990,228
Cost of goods sold	14,497,254	16,300,333
Gross Profit	782,605	9,689,895

EXPENSES:
Selling, general and administrative	11,126,759	6,464,969
Advertising	2,374,329	2,264,807
Total operating expenses	13,501,088	8,729,776
Operating (loss) income	(12,718,483)	960,119

Other expense:
Induced conversion expense	-	299,577
Amortization of deferred financing costs	17,458	-
Interest expense	348,975	383,981
Total other expenses	366,433	683,558

(LOSS) INCOME BEFORE INCOME TAX (EXPENSE) BENEFIT	(13,084,916)	276,561
Income tax (expense) benefit	(767,333)	524,791

NET (LOSS) INCOME	$(13,852,249)	$801,352

BASIC (LOSS) EARNINGS PER COMMON SHARE	$(0.84)	$0.06

DILUTED (LOSS) EARNINGS PER COMMON SHARE	$(0.84)	$0.06

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	16,415,152	12,818,487

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	16,415,152	13,186,365

See notes to consolidated financial statements

VAPOR CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance – January 1, 2013	12,038,163	$12,038	$1,685,524	$(2,181,006)	$(483,444)
Issuance of common stock for services	20,000	20	86,980	—	87,000
Issuance of common stock in connection with exercise of stock options	43,300	43	70,257	—	70,300
Discount on convertible notes to related parties	—	—	98,970	—	98,970
Stock-based compensation expense	—	—	48,239	—	48,239
Issuance of common stock for cash, net of offering costs	3,333,338	3,333	9,121,770	—	9,125,103
Issuance of common stock upon conversion of debt	779,727	780	1,703,707	—	1,704,487
Induced conversion expense	—	—	299,577	—	299,577
Net income	—	—	—	801,352	801,352
Balance – December 31, 2013	16,214,528	16,214	13,115,024	(1,379,654)	11,751,584
Offering costs incurred in 2014 pertaining to December 2013 offering	—	—	(109,104)	—	(109,104)
Issuance of common stock for services	400,000	400	1,602,533	—	1,602,933
Issuance of common stock in connection with exercise of stock options	5,000	5	4,995	—	5,000
Issuance of common stock in connection with cashless exercise of warrants	142,383	143	(143)	—	—
Discount on senior convertible notes	—	—	1,250,000	—	1,250,000
Stock-based compensation expense	—	—	163,646	—	163,646
Net loss	—	—	—	(13,852,249)	(13,852,249)
Balance – December 31, 2014	16,761,911	$16,762	$16,026,951	$(15,231,903)	$811,810

See notes to consolidated financial statements

VAPOR CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2014	2013
OPERATING ACTIVITIES:
Net (loss) income	$(13,852,249)	$801,352
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for doubtful accounts	112,898	183,333
Depreciation	56,435	11,284
Amortization of deferred debt discount	156,250	102,500
Amortization of deferred financing costs	17,458	-
Induced conversion expense	-	299,577
Write down of loan receivable to realizable value	50,000	-
Write down of obsolete and slow moving inventory	1,834,619	-
Stock-based compensation	1,766,579	135,239
Utilization of net operating loss carryforward	-	(346,783)
Deferred tax	766,498	(197,585)
Changes in operating assets and liabilities:
Due from merchant credit card processors	94,006	838,002
Accounts receivable	1,450,231	(1,250,034)
Prepaid expenses and vendor deposits	536,937	(735,180)
Inventories	(561,604)	(1,651,891)
Other assets	(26,076)	(53,284)
Accounts payable	796,627	(2,085,087)
Accrued expenses	554,749	70,212
Customer deposits	(41,640)	(295,429)
Income taxes	(2,715)	53,622
NET CASH USED IN OPERATING ACTIVITIES	(6,290,997)	(4,120,152)

INVESTING ACTIVITIES:
Loans receivable	(517,095)	-
Purchases of property and equipment	(560,410)	(14,779)
NET CASH USED IN INVESTING ACTIVITIES	(1,077,505)	(14,779)

FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	(109,104)	9,125,103
Proceeds from senior convertible notes payable to related parties	1,250,000	425,000
Proceeds from senior convertible notes payable	-	500,000
Deferred financing costs	(139,667)	-
Principal repayments of senior note payable to stockholder	-	(70,513)
Proceeds from term loans payable	1,000,000	750,000
Principal repayments of term loans payable	(728,847)	(271,153)
Principal repayments of capital lease obligations	(7,901)	-
Proceeds from factoring facility	-	407,888
Principal repayments of factoring facility	-	(407,888)
Proceeds from exercise of stock options	5,000	70,300
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,269,481	10,528,737
INCREASE (DECREASE) IN CASH	(6,009,021)	6,393,806
CASH — BEGINNING OF YEAR	6,570,215	176,409
CASH — END OF YEAR	$471,194	$6,570,215

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$103,068	$297,508

Cash paid for income taxes	$3,550	$13,770

Noncash financing activities:
Issuance of common stock in connection with conversion of notes payable	$-	$1,704,487
Cashless exercise of common stock purchase warrants	$143	$-
Recognition of deferred debt discount on convertible notes payable	$1,250,000	$98,970
Purchase of equipment through capital lease obligation	$179,359	$-

See notes to consolidated financial statements

VAPOR COrp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION, BASIS OF PRESENTATION AND RECENT DEVELOPMENTS

Organization

Vapor Corp. (the “Company”) is the holding company for its wholly owned subsidiaries Smoke Anywhere U.S.A., Inc. (“Smoke”) and IVGI Acquisition, Inc. The Company designs, markets and distributes vaporizers, e-liquids, electronic cigarettes and accessories under the emagine vapor™, Krave®, VaporX®, Hookah Stix®, Fifty-One® (also known as Smoke 51) and Alternacig® brands. “Vaporizers”, “Electronic cigarettes” or “e-cigarettes,” are battery-powered products that enable users to inhale nicotine vapor without smoke, tar, ash, or carbon monoxide.

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

Basis of Presentation and Reverse Stock Split

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

Merger with Vaporin, Inc.

As fully-disclosed in Note 4 to these consolidated financial statements, on December 17, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Vaporin, Inc., a Delaware corporation (“Vaporin”) pursuant to which Vaporin was to merge with and into the Company with the Company being the surviving entity. On the same date, the Company also entered into a joint venture with Vaporin (the “Joint Venture”) through the execution of an operating agreement (the “Operating Agreement”) of Emagine the Vape Store, LLC, a Delaware limited liability company (“Emagine”), pursuant to which the Company and Vaporin were 50% members of Emagine.

On March 4, 2015, the acquisition of Vaporin by the Company (the “Merger”) was completed pursuant to the terms of the Merger Agreement. In connection with the Merger, Emagine became a wholly-owned subsidiary of the Company.

Note 2. GOING CONCERN AND MANAGEMENT PLANS

The Company’s financial statements for the year ended December 31, 2014 indicate there is substantial doubt about its ability to continue as a going concern as the Company requires additional equity and/or debt financing to continue its operations. The Company must ultimately generate sufficient cash flow to met its obligations on a timely basis, attain profitability in its business operations, and be able to fund its long term business development and growth plans. The Company’s business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer-term business plan. The Company’s liquidity and capital resources have decreased as a result of the net loss of $13,852,249 that it incurred during the year ended December 31, 2014. At December 31, 2014, the Company’s accumulated deficit amounted to $15,231,903. At December 31, 2014, the Company had working capital of $127,874 compared to $11,657,615 at December 31, 2013, a decrease of $11,529,741. As described in Note 12 (Subsequent Events), on March 4, 2015, the Company and institutional and individual accredited investors entered in a securities purchase agreement pursuant to which the Company issued and sold, in a $3.5 million private placement ($2.9 million in net proceeds), 3,432,314 shares of common stock and warrants to purchase up to 2,735,132 shares of the Company’s common stock. The Company will use the net proceeds from the private placement for working capital. In addition, the Merger with Vaporin also provides an additional financing transaction to occur subsequent to the closing of the Merger for up to $25 million in exchange for common stock and warrants of the Company subject to the Company complying with certain financial covenants and performance-based metrics still to be negotiated.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern and realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s existing liquidity is not sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future. We believe we will need to raise additional debt or equity financing to maintain and expand the business. Any equity financing or the issuance of equity equivalents including convertible debt could be dilutive to our shareholders. If either such additional capital is not available on terms acceptable to the Company or at all then the Company may need to curtail its operations and/or take additional measures to conserve and manage its liquidity and capital resources, any of which would have a material adverse effect on our business, results of operations and financial condition.

Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Smoke Anywhere USA, Inc., and its 50% joint venture interest in Emagine the Vape Store, LLC. All significant intercompany transactions and balances were eliminated.

Use of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of net revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include allowances, reserves and write-downs of receivables and inventory, valuing equity securities and hybrid instruments, share-based payment arrangements, deferred taxes and related valuation allowances, and the preliminary valuation of the net assets acquired subsequent to December 31, 2014 in the Merger. Certain of our estimates could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and records adjustments when necessary.

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

Shipping and Handling Costs

The Company policy is to provide free standard shipping and handling for most orders shipped during the year. Shipping and handling costs incurred are recognized in selling, general and administrative expenses. Such amounts aggregated $661,583 and $658,586 for the years ended December 31, 2014 and 2013 respectively.

In certain circumstances, shipping and handling costs are charged to the customer and recognized in sales, net. The amounts recognized for the years ended December 31, 2014 and 2013 were $71,225 and $129,761, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. For financial statement purposes, investments in money market funds are considered a cash equivalent and are included in cash and cash equivalents. The Company maintains its cash and cash equivalents at high credit quality federally insured financial institutions, with balances, at times, in excess of the Federal Deposit Insurance Corporation’s insurance coverage limit of $250,000 per federally insured financial institution. Management believes that the financial institutions that hold the Company’s deposits are financially sound and, therefore, pose a minimum credit risk. The Company has not experienced any losses in such accounts. At December 31, 2014 and 2013, the Company did not hold cash equivalents.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In connection with this review, the Company also reevaluates the depreciable lives for these assets. The Company assesses recoverability by determining whether the net book value of the related asset will be recovered through the projected undiscounted future cash flows of the asset. If the Company determines that the carrying value of the asset may not be recoverable, it measures any impairment based on the projected future discounted cash flows as compared to the asset’s carrying value. Through December 31, 2014, the Company has not recorded any impairment charges on its long-lived assets.

Advertising

The Company expenses advertising cost as incurred.

Warranty liability

The Company’s limited lifetime warranty policy generally allows its end users and retailers to return defective purchased rechargeable products in exchange for new products. The Company estimates a reserve for warranty liability and records that reserve amount as a reduction of revenues and as an accrued expense on the accompanying consolidated balance sheets. The warranty claims and expense was not deemed material for the years ended December 31, 2014 and 2013.

Income taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740.”) Under this method, income tax expense is recognized as the amount of: (i) taxes payable or refundable for the current year and (ii) future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Product Development

The Company includes product development expenses relating to the commercialization of new products which are expensed as incurred as part of operating expenses. Product development expenses for the years ended December 31, 2014 and 2013 were approximately $312,000 and $174,000, respectively.

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

Lease Accounting

The Company evaluates each lease for classification as either a capital lease or an operating lease. If substantially all of the benefits and risks of ownership have been transferred to the Company as lessee, the Company records the lease as a capital lease at its inception. The Company performs this evaluation at the inception of the lease and when a modification is made to a lease. If the lease agreement calls for a scheduled rent increase during the lease term, the Company recognizes the lease expense on a straight-line basis over the lease term. The Company determines the straight-line rent impact of an operating lease upon inception of the lease.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company is currently evaluating the potential impact, if any, the adoption of this standard will have on the Company’s consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP. The Company has elected to early adopt the provisions of ASU 2014-15 in connection with the issuance of these consolidated financial statements. Information regarding the substantial doubt relating to the Company’s ability to continue as a going concern has been disclosed in Note 2.

Note 4. MERGER WITH VAPORIN, INC.

Merger with Vaporin, Inc.

On December 17, 2014, the Company entered into the Merger Agreement with Vaporin pursuant to which Vaporin was to merge with and into the Company with Vapor being the surviving entity. The Merger closed on March 4, 2015 whereby 100% of the issued and outstanding shares of Vaporin common stock (including shares of common stock issued upon conversion of Vaporin preferred stock immediately prior to the consummation of the merger in accordance with the Merger Agreement) were converted into, and became 13,591,533 shares of the Company’s common stock such that the former Vaporin stockholders collectively hold approximately 45% of the issued and outstanding shares of the Company’s common stock following consummation of the Merger. The options and warrants to acquire Vaporin common stock that were issued and outstanding as of the effective time of the Merger, as well as 910,000 restricted stock units which were exchangeable for Vaporin common stock, were assumed by the Company in the merger and the number of shares issued under such securities were adjusted to give effect to the Per Share Merger Consideration (as defined in the Merger Agreement).

Pursuant to the terms of the Merger Agreement, the Company completed actions to cause its board of directors immediately following the consummation of the merger to be comprised of (x) three directors chosen by the Company’s Board of Directors (at least two of whom shall be independent for purposes of the Nasdaq listing rules) and (y) two directors chosen by the Vaporin Board or Directors (at least one of whom shall be independent for purposes of the Nasdaq listing rules), each to serve for a term expiring on the earlier of his or her death, resignation, removal or the Company’s next annual meeting of stockholders and, despite the expiration of his or her term, until his or her successor has been elected and qualified or there is a decrease in the size of the Company’s Board of Directors. If at any time prior to the effective time of the merger, any such board designee becomes unable or unwilling to serve as a director of the Company following consummation of the merger, then the party that designated such individual shall designate another individual to serve in such individual’s place.

The Merger Agreement contained customary representations and warranties of the Company and Vaporin relating to their respective businesses. The Company and Vaporin have agreed to use commercially reasonable efforts to preserve intact its business organization and that of its significant subsidiaries, as well as maintain its rights, franchises and existing relations with customers, suppliers and employees. The Merger Agreement also contains covenants by each party to furnish current information to the other party.

The Company has also agreed that, for a period of six years following the closing date of the merger, it will indemnify, defend and hold harmless each officer and director of Vaporin and its subsidiaries against losses arising from such person’s status as an officer or director of Vaporin or any of its subsidiaries prior to the effective time of the merger. The Company has also agreed to cover such directors and officers with its existing directors’ and officers’ insurance policy or obtain a six-year “tail” policy, in each case with coverages not less advantageous as Vaporin’s existing policy, provided, however, that the Company will not be required to pay more than 200% of Vaporin’s current premium for such insurance.

The Merger Agreement contained customary conditions that were satisfied prior to the closing of the merger, including the requirement for the Company to receive gross proceeds from a $3.5 million equity offering disclosed in Note 13. Additionally, the Company must have received commitments from certain third parties for financing of up to $25 million to be used for the construction of retail stores and which is contingent on the achievement of certain performance metrics by the Company.

The fair value of the purchase consideration issued to the sellers of Vaporin was allocated to fair value of the net tangible assets acquired, with the resulting excess allocated to separately identifiable intangibles, and the remainder recorded as goodwill. Goodwill recognized from the transactions mainly represented the expected operational synergies upon acquisition of the combined entity and intangibles not qualifying for separate recognition. Goodwill is not expected to be deductible for income tax purposes in the tax jurisdiction of the acquired business.

The Company has not completed its evaluation of the purchase price allocation as it is currently conducting a thorough analysis to identify the intangible assets acquired, including whether or not any goodwill is to be recorded, in the Merger and determine the proper allocation of the fair value of such assets with the assistance of a third-party appraiser.

The following table presents the unaudited pro-forma financial results, as if the acquisition of Vaporin had been completed as of January 1, 2013 and 2014:

	For the Years Ended December 31,
	2014	2013
Revenues	$20,253,052	$28,259,309
Net (loss) income	$(19,595,702)	$415,316
Loss per share - basic and diluted	$(0.59)	$0.01

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2013 or to project potential operating results as of any future date or for any future periods.

The Joint Venture

On December 17, 2014, the Company and Vaporin agreed to enter into the Joint Venture through Emagine, a Delaware limited liability company of which the Company and Vaporin are 50% members. The Operating Agreement provides that Vaporin will serve as the initial manager of Emagine and will manage the day-to-day operations of Emagine, subject to certain customary limitations on managerial actions that require the unanimous consent of the Company and Vaporin, including but not limited to making or guaranteeing loans, distributing cash or other property to the members of Emagine, entering into affiliate transactions, amending or modifying limited liability company organizational documents, and redeeming or repurchasing membership interests from any of the members.

The purpose of the Joint Venture was to obtain and build-out retail stores for the sale of the Company and Vaporin’s products under the “Emagine Vapor” name or “The Vape Store, Inc.” name or other brands of the respective parties. The parties originally planned to finance the retail stores through third party loan financing secured by a blanket lien on the assets of Emagine. In connection with the Joint Venture, Emagine entered into a Secured Line of Credit Agreement, pursuant to which certain third parties have agreed to provide debt financing of up to $3 million to Emagine to finance the Joint Venture. The Company has accounted for the joint venture under the equity method of accounting for investments. For the year ended December 31, 2014, the operations of the joint-venture were immaterial.

In connection with the completion of the Merger on March 4, 2015, Emagine became a wholly-owned subsidiary of the Company.

Note 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2014	2013
Computer hardware	$389,373	$12,471
Furniture and fixtures	347,612	19,821
Warehouse fixtures	7,564	7,564
Warehouse equipment	16,708	16,708
Leasehold improvements	35,076	-
	796,333	56,564
Less: accumulated depreciation and amortization	(84,314)	(27,879)
	$712,019	$28,685

During the year ended December 31, 2014 and 2013, the Company incurred $56,435 and $11,284, respectively, of depreciation expense.

Note 6. NOTES PAYABLE

$1,250,000 Senior Convertible Notes Payable to Related Parties

On November 14, 2014, the Company entered into securities purchase agreements with certain accredited investors who are also stockholders of Vaporin providing for the sale of $1,250,000 in aggregate principal amount of the Company’s senior convertible notes (the “$1,250,000 Senior Convertible Notes”) and common stock purchase warrants to purchase up to an aggregate of 1,136,364 shares of the Company’s common stock, $0.001 par value per share with an exercise price of $2.00 per share. The $1,250,000 Senior Convertible Notes accrue interest on the outstanding principal at an annual rate of 7% per annum. The principal and accrued interest on the Notes are due and payable on November 14, 2015, the maturity date of the Notes. The terms of the $1,250,000 Senior Convertible Notes included customary anti-dilution protection and also included “piggy-back” registration rights with respect to the shares of common stock underlying the $1,250,000 Senior Convertible Notes and warrants. The terms of the Notes provide that the Company may prepay the outstanding principal amount of the Notes, in whole or in part, by paying to the holders thereof an amount in cash equal to 115% of the principal amount to be redeemed, together with accrued but unpaid interest thereon and any and all other sums due, accrued or payable to such holders through the date of such redemption payment. In connection with the completion of the securities purchase agreement for the $1,250,000 Senior Convertible Notes, the Company incurred financing costs of $139,667, which are being amortized on a straight-line basis, which approximates the interest rate method, over the one-year maturity period of the $1,250,000 Senior Convertible Notes. The Company incurred $17,458 in amortization expense of the deferred financing costs during the year ended December 31, 2014.

The Notes are convertible into shares of the Company’s Common Stock at any time, in whole or in part, at the option of the holder thereof at a conversion price of $1.10 per share (the “Conversion Price”). The Conversion Price is subject to customary adjustment upon the occurrence of certain events, including but not limited to stock dividends, stock splits, subsequent rights offerings of the Company, pro rata distributions of the Company, and in connection with a “Fundamental Transaction” (as such term is defined in the securities purchase agreement, which includes, without limitation, mergers, consolidations, a sale of all or substantially all of the assets of the Company, transactions effecting a change in control of the Company and other similar transactions).

In connection with the sale and issuance of the $1,250,000 Senior Convertible Notes, the Company also issued warrants to acquire an aggregate of 1,136,364 shares of the Company’s common stock. The Warrants are exercisable after 180 days from the date of issuance, or May 14, 2015, until the fifth anniversary of such date of issuance at an exercise price of $2.00 per share (subject to certain customary adjustments upon the occurrence of certain events, including but not limited to stock dividends, stock splits, subsequent rights offerings of the Company, pro rata distributions of the Company, and in connection with a Fundamental Transaction. Palladium Capital Advisors, LLC acted as the exclusive placement agent for the $1,250,000 Senior Convertible Notes and, as compensation therefor, the Company paid Palladium Capital Advisors, LLC a placement agent fee of $62,500, included as part of financing fees described above, and issued to them a common stock warrant to purchase up to 56,818 shares of our common stock at an initial exercise price of $2.00 per share. The warrant is immediately exercisable and expires on November 14, 2019. The exercise price and number of shares of common stock issuable under the warrant are subject to customary anti-dilutive adjustments for stock splits, stock dividends, recapitalizations and similar transactions. At any time the warrant may be exercised by means of a “cashless exercise” and the Company will not receive any proceeds at such time.

On the date of the issuance of the $1,250,000 Senior Convertible Notes, the Company recorded a debt discount of $1,250,000, of which $701,250 was allocated on a relative fair value basis to the warrants issued and the remaining $548,750 was allocated on a relative fair value basis to the conversion feature embedded within the $1,250,000 Senior Convertible Notes. The debt discount will be amortized using the effective interest method over the life of the $1,250,000 Senior Convertible Note, as applicable, or until such time that the $1,250,000 Senior Convertible Notes are converted, in full or in part, into shares of common stock of the Company with any unamortized debt discount continuing to be amortized in the event of any partial conversion thereof and any unamortized debt discount being expensed at such time of full conversion thereof. During the year ended December 31, 2014, the Company recorded an aggregate $156,250 in non-cash interest expense related to the amortization of the debt discount, which is included in interest expense in the accompanying consolidated statement of operations.

$300,000 Senior Convertible Notes Payable to Related Parties

On June 19, 2012, the Company entered into securities purchase agreements with Kevin Frija, its former Chief Executive Officer, Harlan Press, its former Chief Financial Officer, and Doron Ziv, a then greater than 10% stockholder of the Company, pursuant to which Messrs. Frija, Press and Ziv purchased from the Company (i) $300,000 aggregate principal amount of the Company’s senior convertible notes (the “$300,000 Senior Convertible Notes”) and (ii) common stock purchase warrants to purchase up to an aggregate of 9,303 shares of the Company’s common stock.

The Company incurred interest expense of $48,674 during 2013 on the $300,000 Senior Convertible Notes until they were converted in full into 281,691 shares of the Company’s common stock and fully extinguished in conjunction with completion of the Private Placement (as defined in Note 9), on October 29, 2013.

$50,000 Senior Convertible Notes Payable to Related Parties

On September 28, 2012, the Company entered into a securities purchase agreement with Kevin Frija, its former Chief Executive Officer, pursuant to which Mr. Frija purchased from the Company (i) a $50,000 principal amount senior convertible note of the Company (the “$50,000 Senior Convertible Note”) and (ii) common stock purchase warrants to purchase up to an aggregate of 1,374 shares of the Company’s common stock.

The Company incurred interest expense of $8,113 during 2013 on the $50,000 Senior Convertible Notes until they were converted in full into 41,667 shares of the Company’s common stock and fully extinguished in conjunction with completion of the Private Placement (as defined in Note 9), on October 29, 2013. During the year ended December 31, 2013, the Company recorded $3,530 in amortization expense related to the debt discount, which is included in interest expense in the accompanying consolidated statements of operations.

$350,000 Senior Convertible Notes Payable to Related Parties

On July 9, 2013, the Company entered into securities purchase agreements with Ralph Frija, the father of the Company’s former Chief Executive Officer Kevin Frija and a less than 5% stockholder of the Company, Philip Holman, the father of the Company’s Chief Executive Officer Jeffrey Holman and a less than 5% stockholder of the Company, and Angela Vaccaro, the Company’s Controller, pursuant to which Messrs. Frija and Holman and Ms. Vaccaro (each, a “Purchaser”) purchased from the Company (i) $350,000 aggregate principal amount of the Company’s senior convertible notes (the “$350,000 Senior Convertible Notes”) and (ii) common stock purchase warrants to purchase up to an aggregate of 3,373 shares of the Company’s common stock (the “Warrants”) allocable among such Purchasers as follows:

●	Ralph Frija purchased a Convertible Note in the principal amount of $200,000 and a Warrant to purchase up to 1,927 shares of the Company’s common stock (which number of shares represents the quotient obtained by dividing (x) $10,000 (5% of the $200,000 principal amount of the Convertible Note) by (y) $5.19 (the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding July 9, 2013));

●	Philip Holman purchased a Convertible Note in the principal amount of $100,000 and a Warrant to purchase up to 964 shares of the Company’s common stock (which number of shares represents the quotient obtained by dividing (x) $5,000 (5% of the $100,000 principal amount of the Convertible Note) by (y) $5.19 (the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding July 9, 2013)); and

●	Ms. Vaccaro purchased a Convertible Note in the principal amount of $50,000 and a Warrant to purchase up to 482 shares of the Company’s common stock (which number of shares represents the quotient obtained by dividing (x) $2,500 (5% of the $50,000 principal amount of the Convertible Note) by (y) $5.19 (the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding July 9, 2013)).

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

The Company incurred interest expense of $16,126 during 2013 on the $350,000 Senior Convertible Notes. In conjunction with completion of the Private Placement (as defined in Note 9), on October 29, 2013, the conversion price was reduced to $3.00 per share inducing the holders of $350,000 Senior Convertible Notes to fully convert all of these senior convertible notes into 116,668 shares of our common stock, whereupon all of these senior convertible notes were fully extinguished and cease to be outstanding. During the year ended December 31, 2013, the Company recorded $246,375 in induced conversion expense related to the reduction in the conversion price for the $350,000 Senior Convertible Notes. The induced conversion expense is included in other expense in the accompanying consolidated statements of operations.

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

$75,000 Senior Convertible Notes Payable to Related Parties

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

The Company incurred interest expense of $3,957 during 2013 on the $75,000 Senior Convertible Notes. In conjunction with completion of the Private Placement (as defined in Note 9), on October 29, 2013, the conversion price was reduced to $3.00 per share inducing the holder of the $75,000 Senior Convertible Note to fully convert all of these senior convertible notes into 25,000 shares of our common stock, whereupon all of these senior convertible notes were fully extinguished and cease to be outstanding. During the year ended December 31, 2013, the Company recorded $53,202 in induced conversion expense related to the reduction in the conversion price for the $75,000 Senior Convertible Note. The induced conversion expense is included in other expense in the accompanying consolidated statements of operations.

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

$500,000 Senior Convertible Note Payable to Stockholder

On July 9, 2012, the Company borrowed $500,000 from Ralph Frija, the father of the Company’s former Chief Executive Officer Kevin Frija and a less than 5% stockholder of the Company, pursuant to a senior note (the “Senior Note”). The Senior Note, as amended (as described below), bears interest at 24% per annum, provides for cash principal and interest payments on a monthly basis, is a senior unsecured obligation of the Company, matures on April 22, 2016, is convertible into shares of the Company’s common stock at the option of the holder at an initial conversion price of $2.577 per share (which represents 110% of the 30-day weighted average closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, preceding April 30, 2013) subject to certain anti-dilution protection and is a senior unsecured obligation of the Company.

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

The Company incurred interest expense of $93,267 during 2013 on the $50,000 Senior Convertible Notes until they were converted in full into 166,662 shares of the Company’s common stock and fully extinguished in conjunction with completion of the Private Placement (as defined in Note 9), on October 29, 2013.

$500,000 Senior Convertible Note Payable

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

The Company incurred interest expense of $66,329 during 2013 on the $50,000 Senior Convertible Notes until they were converted in full into 148,039 shares of the Company’s common stock and fully extinguished in conjunction with completion of the Private Placement (as defined in Note 9), on October 29, 2013.

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

Note 7. FACTORING FACILITY AND TERM LOAN PAYABLE

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

During the year ended December 31, 2013 gross borrowings under the Factoring Facility were $407,888, all of which were repaid as of September 30, 2013. There were no borrowings during the year ended December 31, 2014.

2013 Term Loan

On August 16, 2013, the Company and Smoke entered into a $750,000 term loan (the “2013 Term Loan”) with the Lender pursuant to a Credit Card Receivables Advance Agreement, dated August 16, 2013, by and among them (the “Term Agreement”).

The Term Loan matured on August 15, 2014, was payable from the Company’s and Smoke’s merchant credit card receivables at the annual rate of 16% subject to the Lender retaining a daily fixed amount of $3,346 from the daily collection of the merchant credit card receivables and is secured by a security interest in substantially all of the Company’s assets. The Company used the proceeds of the Term Loan for general working capital purposes.

At December 31, 2013 the Company had $478,847 of borrowings outstanding under the 2013 Term Loan. During the year ended December 31, 2014 and 2013, the Company recorded $76,617 and $44,769, respectively, in interest expense for the 2013 Term Loan and this amount is included in interest expense in the accompanying consolidated statements of operations. The 2013 Term Loan was repaid in full during the year ended December 31, 2014.

2014 Term Loan

On September 23, 2014, the Company and Smoke entered into a $1,000,000 term loan (the “2014 Term Loan”) with the Lender pursuant to a secured promissory note entered into by the Company and Smoke in favor of the Lender (the “Secured Note”). Under the Secured Note, the 2014 Term Loan bears interest at 14% per annum and is secured by a security interest in substantially all of the Company’s assets. Under the Secured Note, the principal amount of the 2014 Term Loan is payable in twelve (12) successive monthly installments of $83,333 with the last payment due in September 2015. Interest on the 2014 Term Loan is payable in arrears. The Company used the proceeds of the 2014 Term Loan for general working capital purposes.

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

At December 31, 2014, the Company had $750,000 of borrowings outstanding under the 2014 Term Loan. During the year ended December 31, 2014, the Company recorded $24,086 in interest expense for the 2014 Term Loan and this amount is included in interest expense in the accompanying consolidated statements of operations.

The Company’s Chief Executive Officer and Former Chief Financial Officer have personally guaranteed performance of certain of the Company’s obligations under the Factoring Agreement and the Term Agreement. In consideration of the Company’s Former Chief Financial Officer providing the personal guarantee, the Company has agreed to amend his employment agreement as described in Note 9.

Note 8. CAPITAL LEASE OBLIGATIONS

On October 1, 2014, the Company entered into a capital lease obligation in connection with the acquisition of equipment for its retail locations in the principal amount of $179,359. Annual interest on the capital lease obligation is 15.8% and borrowings are to be repaid over 36 months maturing on October 17, 2017. During the year ended December 31, 2014, the Company incurred interest expense associated with the capital lease obligation of $4,679. Depreciation expense incurred during the year ended December 31, 2014 for equipment held under capital lease obligations was $9,964. The net book value of equipment held under capital lease obligations at December 31, 2014 is $169,395.

Future minimum lease payments under non-cancelable capital leases that have initial or remaining terms in excess of one year at December 31, 2014 are due as follows:

Capital Lease
2015	$75,485
2016	75,485
2017	62,904
Total	213,874
Amounts representing interest payments	(42,416)
Present value of future minimum payments	171,458
Current portion of capital lease obligations	(52,015)
Capital lease obligations, long term	$119,443

Note 9. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s amended and restated articles of incorporation authorizes the Company’s Board of Directors to issue up to 1,000,000 shares of “blank check” preferred stock, having a $0.001 par value, in one or more series without stockholder approval. Each such series of preferred stock may have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as determined by the Company’s Board of Directors. At December 31, 2014 and 2013, no shares of preferred stock were issued or outstanding.

Common Stock

The Company’s amended and restated articles of incorporation authorizes the Company’s Board of Directors to issue up to 50,000,000 shares of common stock having a par value of $0.001 per share. Each share entitles the holder to one vote.

Common Stock Issued for Services

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

Under the terms of the Consulting Agreement, the Company has issued to Mr. Kavanaugh 400,000 shares of its common stock, of which 50,000 shares vested immediately upon execution of the Consulting Agreement, 50,000 shares vested on May 3, 2014, 50,000 shares vested on August 3, 2014, 50,000 shares vested on November 3, 2014 and 50,000 shares will vest in installments of 50,000 shares each quarterly period beginning on the 90th day following November 3, 2014 and each ensuing quarterly period thereafter so long as the Consulting Agreement has not been terminated and during each quarterly period Knight Global has presented the Company with a minimum of six (6) bona fide opportunities for activities specified in the Consulting Agreement that are intended to increase awareness of the Company’s electronic cigarettes. In addition, during the term of the Consulting Agreement, which is 2 years, and during an 18-month post-termination period, the Company has agreed to pay Knight Global commissions payable in cash equal to 6% of “net sales” (as defined in the Consulting Agreement) of its products to retailers introduced by Knight Global and to retailers with which the Company has existing relationships and with which Knight Global is able, based on its verifiable efforts, to increase net sales of the Company’s products. No commissions were paid under the consulting agreement during the year ended December 31, 2014.

The grant date fair value of the common shares issued on February 3, 2014 was $3,080,000 based on closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, on February 3, 2014. During the year ended December 31, 2014, the Company recognized stock-based compensation expense relating to the Consulting Agreement, in the amount of $1,602,933, which is included as part of selling, general and administrative expense in the accompanying consolidated statements of operations.

On January 24, 2015, the Company and Knight Global mutually agreed to terminate the Consulting Agreement as it was in the best interests of both parties to do so. As a result of such termination, the Company issued 50,000 shares of its common stock to Knight Global pursuant to the early termination provisions of the Consulting Agreement. The Company will incur $322,067 in connection with this final issuance during the first quarter of 2015. In addition, on January 24, 2015, the Company received notice from Ryan Kavanaugh, a director of the Company that he had resigned from the Company’s board of directors, effective immediately.

Private Placement of Common Stock

On October 22, 2013, the Company entered into a purchase agreement (the “Purchase Agreement”) with various institutional and individual accredited investors and certain of its officers and directors to raise gross proceeds of $10 million in a private placement of 3,333,338 shares of its common stock at a per share price of $3.00 (the “Private Placement”). On October 29, 2013, the Company completed the Private Placement. The Company received net proceeds from the Private Placement of approximately $9.0 million, after paying placement agent fees and estimated offering expenses, which the Company used to fund its growth initiatives and for working capital purposes. Of the approximate $1 million in offering costs, approximately $110,000 were incurred during the year ended December 31, 2014.

Pursuant to the Purchase Agreement, concomitantly with completion of the Private Placement, the Company entered into a registration rights agreement with the investors (other than its participating officers and directors), pursuant to which the Company filed with the SEC an initial registration statement to register for resale the 3,216,171 shares of the Company’s common stock purchased by the investors (other than the Company’s participating officers and directors). The initial registration statement was declared effective by the SEC on January 27, 2014. On March 5, 2014, the Company filed a post-effective amendment to the initial registration statement. The post-effective amendment to the initial registration statement was declared effective by the SEC on March 11, 2014. On June 20, 2014, the Company filed a second post-effective amendment to the initial registration statement. The second post-effective amendment to the initial registration statement was declared effective by the SEC on June 27, 2014. If the second post-effective amendment to the initial registration statement after being declared effective by the SEC is not effective for resales for more than 20 consecutive days or more than 45 days in any 12 month period during the registration period (i.e., the earlier of the date on which the shares have been sold or are eligible for sale under SEC Rule 144 without restriction), the Company is required to pay the investors (other than the Company’s participating officers and directors) liquidated damages in cash equal to 1.5% of the aggregate purchase price paid by the investors for the shares for every 30 days or portion thereof until the default is cured. These cash payments could be as much as $81,489 for every 30 days.

Under the terms of the Purchase Agreement, the Company:

●	Amended its existing equity incentive plan on November 20, 2013 to reduce the number of shares of its common stock reserved and available for issuance under the plan to 1.8 million from 8 million.

●	Effectuated a reverse stock split of its common stock at a ratio of 1-for-5, which became effective in the marketplace at the opening of business December 27, 2013 (as disclosed in Note 1 above).

●	Reincorporated to the State of Delaware effective on December 31, 2013 (as disclosed in Note 1).

●	Reconstituted its board of directors effective April 25, 2014 so that the board of directors consists of five members, a majority of whom each qualify as an “independent director” as defined in NASDAQ Marketplace Rule 5605(a)(2) and the related NASDAQ interpretative guidance; and

●	Listed its common stock on The NASDAQ Capital Market effective May 30, 2014.

In conjunction with completion of the Private Placement, on October 29, 2013, the holders of the Company’s approximately $1.7 million of outstanding senior convertible notes, some of whom were officers and directors of the Company, converted in full all of these senior convertible notes into approximately 780,000 shares of the Company’s common stock, whereupon all of these senior convertible notes were fully extinguished and cease to be outstanding. See Note 6.

All of the warrants issued in conjunction with the convertible notes described in Note 6 and the Private Placement were evaluated in accordance with ASC 815 and were determined to be equity instruments. The Company estimated the fair value of these Warrants using the Black-Scholes-Merton valuation model. The significant assumptions which the Company used to measure their respective fair values included stock prices ranging from $1.00 to $3.50 per share, expected terms of 5 years, volatility ranging from 30.3% to 51.4%, risk free interest rates ranging from 0.71% to 0.90%, and a dividend yield of 0.0%.

Warrants

A summary of warrant activity for the years ended December 31, 2014 and 2013 is presented below:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	10,677	$1.08
Warrants granted	205,203	3.34
Warrants exercised	—	—
Warrants forfeited or expired	—	—
Outstanding at December 31, 2013	215,880	$3.23
Warrants granted	1,193,181	2.00
Warrants exercised	(192,970)	3.30
Warrants forfeited or expired	—	—
Outstanding at December 31, 2014	1,216,091	$2.01	5.0	$—
Exercisable at December 31, 2014	215,620	$3.23	5.0	$—

During the year ended December 31, 2014, 192,970 warrants were exercised in a cashless manner into 142,383 shares of common stock.

Equity Incentive Plan

There are 1,800,000 shares of common stock reserved for issuance under the Company’s Equity Incentive Plan (after giving effect to the reduction of the number of shares reserved and available for issuance thereunder and the 1-for-5 reverse stock split, each as implemented in accordance with the Purchase Agreement governing the Private Placement), which was duly adopted by the stockholders on November 24, 2009. The Plan provides for the granting of incentive stock options to employees, the granting of non-qualified stock options to employees, non-employee directors and consultants, and the granting of restricted stock to employees, non-employee directors and consultants in connection with their retention and/or continued employment by the Company. Options issued under the Plan generally have a ten-year term and generally become exercisable over a four-year period. Shares subject to awards that expire unexercised or are forfeited or terminated will again become available for issuance under the Plan. No participant in the Equity Incentive Plan can receive option grants and/or restricted shares for more than 20% of the total shares subject to the Plan.

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

In addition, during the year ended December 31, 2014, the Company issued non-qualified stock option awards under the Company’s Equity Incentive Plan to purchase up to 12,000 shares of the Company’s common stock at an exercise price equal to $8.30 (the closing share price of the Company’s common stock as reported on the OTC Bulletin Board at the close of trading on the grant date). The options vest in 3 annual installments and had an aggregate grant date fair value of $29,832.

During the year ended December 31, 2013, the Company issued non-qualified stock option awards under the Company’s Equity Incentive Plan to purchase up to 10,000 shares of the Company’s common stock at an exercise price equal to $4.35 (the closing share price of the Company’s common stock as reported on the OTC Bulletin Board at the close of trading on the grant date) that vest in 3 annual installments and had an aggregate grant date fair value of $25,900 and up to 31,200 shares of the Company’s common stock at an exercise price equal to $4.35 (the closing share price of the Company’s common stock as reported on the OTC Bulletin Board at the close of trading on the grant date) that vest in 4 annual installments and had an aggregate grant date fair value of $80,808.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	For the Years Ended December 31,
	2014	2013
Expected term	5 - 7 years	6.3 - 10 years
Risk Free interest rate	1.57% - 1.72%	2.62%
Dividend yield	0.0%	0.0%
Volatility	27% - 31%	46.3%

Stock option activity

Options outstanding at December 31, 2014 under the various plans are as follows (in thousands):

Plan	Total Number of Options Outstanding in Plans
Equity compensation plans not approved by security holders	900
Equity Incentive Plan	444
1,344

A summary of activity under all option Plans for the years ended December 31, 2014 and 2013 is presented below (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,132	$2.06
Options granted	41	4.35
Options exercised	(43)	1.57
Options forfeited or expired	(11)	1.27
Outstanding at December 31, 2013	1,119	2.17
Options granted	252	7.00
Options exercised	(5)	1.00
Options forfeited or expired	(22)	1.47
Outstanding at December 31, 2014	1,344	$3.08	6.53	$-
Exercisable at December 31, 2014	1,013	$2.17	6.45	$-
Options available for grants at December 31, 2014	1,301

For the years ended December 31, 2014 and 2013, the Company’s estimated forfeiture rate utilized ranged from 0.01% to 0.02%.

During the years ended December 31, 2014 and 2013, the Company recognized stock-based compensation expense, for the vesting of stock options, of $163,646 and $48,239, respectively. Stock-based compensation expense is included as part of selling, general and administrative expense in the accompanying consolidated statements of operations.

As of December 31, 2014, 1,012,745 common stock options that were granted had vested and 331,555 common stock options were unvested. At December 31, 2014 and 2013, the amount of unamortized stock-based compensation expense on unvested stock options granted to employees and consultants was and $476,828 and $150,037, respectively. The unamortized amounts will be amortized over the remaining vesting period through September 30, 2016.

The Company accounts for share-based awards exchanged for employee services at the estimated grant date fair value of the award. Compensation expense includes the impact of an estimate for forfeitures for all stock options. The Company estimated the fair value of employee stock options using the Black-Scholes-Merton option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The expected term of such stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by SAB 107 for “plain vanilla” options. Through September 30, 2014, the expected stock price volatility for the Company’s stock options was determined by using an average of the historical volatilities of the Company and industry peers. Beginning in the fourth quarter of 2014, the Company began estimating its expected volatility using the weekly trading prices of its own common stock as the Company felt this was a more appropriate measure. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

(Loss) Earnings Per Share

The Company utilizes ASC 260, “Earnings per Share,” (“ASC 260”) to calculate earnings or loss per share. Basic earnings or loss per share is computed by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings or loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s convertible debt and warrants (using the if-converted method). Diluted loss per share excludes the shares issuable upon the exercise of stock options, convertible notes and common stock purchase warrants from the calculation of net loss per share, as their effect is antidilutive.

The following table reconciles the numerator and denominator for the calculation:

	For the years ended December 31,
	2014	2013
Net (loss) income - basic	$(13,852,249)	$801,352
Denominator – basic:
Weighted average number of common shares outstanding	16,415,152	12,818,487
Basic (loss) earnings per common share	$(0.84)	$0.06
Net (loss) earnings – diluted	$(13,852,249)	$801,352
Denominator – diluted:
Basic weighted average number of common shares outstanding	16,415,152	12,818,487
Weighted average effect of dilutive securities:
Common share equivalents of outstanding stock options	-	349,428
Common share equivalents of convertible debt	-	-
Common share equivalents of outstanding warrants	-	18,450
Diluted weighted average number of common shares outstanding	16,415,152	13,186,365
Diluted (loss) earnings per common share	$(0.84)	$0.06
Securities excluded from the weighted outstanding calculation because their inclusion would have been antidilutive:
Convertible debt	1,136,364	—
Stock options	1,344,300	6,434
Warrants	1,216,091	4,089

Note 10. INCOME TAXES

The income tax provision (benefit) consists of the following:

	For the Years ended December 31,
	2014	2013
Current:
Federal	$-	$337,016
State and local	-	29,344
Utilization of net operating loss carryforward	-	(346,783)
	-	19,577
Deferred:
Federal	(4,337,272)	202,531
State and local	(463,060)	34,178
	(4,800,332)	236,709
Change in valuation allowance	5,567,665	(781,077)
	767,333	(544,368)
Income tax provision (benefit)	$767,333	$(524,791)

The following is a reconciliation of the expected tax expense (benefit) on the U.S. statutory rate to the actual tax expense (benefit) reflected in the accompanying statement of operations:

	For the Years Ended December 31,
	2014	2013
U.S. federal statutory rate	(34.00)%	34.00%
State and local taxes, net of federal benefit	(2.98)%	3.63%
Amortization of debt discount	—	13.95%
Debt conversion inducement	—	40.76%
Net operating loss tax adjustment	—	(9.65)%
Other permanent differences	0.29%	3.00%
Alternative minimum tax	—	6.97%
Change in valuation allowance	42.55%	(282.42)%
Income tax provision (benefit)	5.86%	(189.76)%

As of December 31, 2014 and 2013, the Company’s deferred tax assets and liabilities consisted of the effects of temporary differences attributable to the following:

	Years Ended December 31,
	2014	2013
Current deferred tax assets:
Net operating loss carryforwards	$4,556,515	$169,404
Stock-based compensation expense	507,864	442,813
Alternative minimum tax credit carryforwards	15,336	19,283
Reserves and allowances	263,609	97,587
Inventory	269,865	59,320
Accrued expenses and deferred income	53,442	8,824
Severance	27,555	—
Charitable contributions	1,260	1,317
Total current deferred tax assets	5,695,446	798,548
Current deferred tax liabilities:
Section 481 (a) adjustment	—	(24,450)
Property and equipment	—	(7,600)
Total current deferred tax liabilities	—	(32,050)
Net current deferred tax assets	5,695,446	766,498
Valuation allowance	(5,695,446)	—

Net deferred tax assets	$—	$766,498

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the positive and negative evidence available, management has determined that a valuation allowance of $5,695,446 and $0 are required at December 31, 2014 and 2013, respectively, to reduce the deferred tax assets to amounts that are more likely than not to be realized. Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax assets may be necessary.

At December 31, 2014 the Company had U.S. federal and state net operating loss carryforwards (“NOLS”) of $12,214,479 and $12,812,444, respectively. At December 31, 2013 the Company had U.S. federal and state NOLS of $251,269 and $1,526,482, respectively. These NOLs expire beginning in 2032. Utilization of our NOLS may be subject to an annual limitation under section 382 and similar state provisions of the Internal Revenue Code due to changes of ownership that may have occurred or that could occur in the future, as defined under the regulations.

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

If applicable, interest costs and penalties related to unrecognized tax benefits are required to be calculated and would be classified as interest and penalties in general and administrative expense in the statement of operations. As of December 31, 2014 and 2013, no liability for unrecognized tax benefit was required to be reported. No interest or penalties were recorded during the years ended December 31, 2014 and 2013. The Company does not expect any significant changes in its unrecognized tax benefits in the next year. The Company files U.S. federal and Florida, Maryland, Texas, New Jersey and Wisconsin state income tax returns. As of December 31, 2014, the Company’s U.S. and state tax returns remain subject to examination by tax authorities beginning with the tax year ended December 31, 2011.

Note 11. COMMITMENTS AND CONTINGENCIES

Employment Agreements

On February 19, 2013, the Company entered into an employment agreement with Mr. Jeffrey Holman pursuant to which Mr. Holman will be employed as President of the Company for a term that shall begin on February 19, 2013, and, unless sooner terminated as provided therein, shall end on December 31, 2015; provided that such term of employment shall automatically extend for successive one-year periods unless either party gives at least six months’ advance written notice of its intention not to extend the term of employment. Mr. Holman will receive a base salary of $182,000 for the first two years of the employment agreement. Mr. Holman shall be eligible to participate in the Company’s annual performance based bonus program, as the same may be established from time to time by the Company’s Board of Directors in consultation with Mr. Holman for executive officers of the Company.

Resignation of Chief Executive Officer and Appointment of New Chief Executive Officer

Effective April 25, 2014, Kevin Frija resigned as the Company’s Chief Executive Officer and the Company’s Board of Directors appointed the Company’s President and incumbent member of the Board, Jeffrey Holman, as the Company’s new Chief Executive Officer. In connection with Mr. Frija’s resignation as Chief Executive Officer, the Board approved severance payments to Mr. Frija in an aggregate amount equal to one year of base salary at the rate of $159,000 per annum payable in installments in accordance with the Company’s normal payroll schedule conditioned upon his execution and delivery of a general release to the Company, which has become irrevocable in accordance with its terms and applicable law, and his compliance with the non-solicitation, confidentiality and non-competition covenants of his Employment Agreement dated February 27, 2012 with the Company until April 24, 2015 in certain respects and indefinitely in other respects. During the year ended December 31, 2014 the Company accrued severance expense in the amount of $167,003, which is included as part of the selling, general and administrative expenses in accompanying consolidated statements of operations in connection with Mr. Frija’s resignation. During the year ended December 31, 2014 $89,925 was paid and $77,028 is included in accrued expenses in accompanying consolidated balance sheets.

Termination of Asset Purchase Agreement With International Vapor Group, Inc.

On May 14, 2014, the Company and the Company’s wholly-owned subsidiary IVGI Acquisition, Inc., a Delaware corporation (the “Buyer”) entered into the Asset Purchase Agreement with International Vapor Group, Inc. (“IVG”) pursuant to which the Company was to purchase the business of IVG by acquiring substantially all of the assets and assuming certain of the liabilities of IVG in an asset purchase transaction. On July 25, 2014, the Company, the Buyer and the Owners David Epstein, David Herrera and Nicolas Molina, in their capacities as the representatives of the Sellers and Owners, entered into a First Amendment to Asset Purchase Agreement (the “First Amendment”). In connection with the First Amendment, the Company entered into a Secured Promissory Note whereby it loaned IVG $500,000 for working capital purposes. The secured promissory note accrued interest at a rate of 8% per year and was due at the earlier of (a) six months after the date of the termination of the Asset Purchase Agreement or the date the asset purchase closed. During the year ended December 31, 2014, the Company recognized interest income of $17,095 relating to this loan receivable.

On August 26, 2014, the Company, the Buyer, and the Sellers and David Epstein, David Herrera and Nicolas Molina, in their capacities as the representatives of the Sellers and the owners of International Vapor Group, Inc., entered into a Termination Letter, pursuant to which the parties mutually terminated their previously announced Asset Purchase Agreement entered into on May 14, 2014 and amended on July 25, 2014. The Company and the Sellers mutually terminated the Asset Purchase Agreement because the parties could not agree upon certain operational and financial matters pertaining to the post-closing integration of the Sellers’ business operations. There are no current disputes or disagreements between the Company and the Sellers and neither party is liable for any breakup fees or reimbursement of costs to the other party as a result of the termination of the Asset Purchase Agreement.

On January 12, 2015, the Company entered into an agreement with IVG whereby the Company agreed to reduce the principal amount of the loan receivable by $50,000 if IVG were to remit payment of all principal and interest accrued on the loan receivable within one day. The Company included the write-down of the loan receivable in selling, general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2014. On January 13, 2015, IVG paid the Company in full.

Lease Commitments

The Company leases its Florida office and warehouse facilities under a twenty-four month lease agreement with an initial term through April 30, 2013 that the Company extended in March 2014 when it exercised the second of three successive one-year renewal options. The lease provides for annual rental payments of $144,000 per annum (including 45 days of total rent abatement) during the initial twenty-four month term and annual rental payments of $151,200, $158,760 and $174,636 during each of the three one-year renewal options. In October 2013, the Company amended the master lease to include an additional approximately 2,200 square feet for an additional annual rental payment of $18,000 subject to the same renewal options and other terms and conditions set forth in the master lease.

During the year ended December 31, 2014, the Company entered into nine (9) real estate leases for eight (8) new retail kiosks and one (1) new retail store. The kiosks opened during the fourth quarter of 2014 and the store is scheduled to open during 2015. The kiosks are located in malls in Florida, Maryland, New Jersey and Texas. The retail store is located in Ft. Lauderdale, FL. Under these leases, the initial lease terms range from one to five years, the Company is required to pay base and percentage rents and the Company is required to pay for common area and maintenance charges and utilities.

Future minimum lease payments under non-cancelable operating that have initial or remaining terms in excess of one year at December 31, 2014 are due as follows:

Operating Leases
2015	$572,798
2016	307,488
2017	300,279
2018	253,841
2019	203,964
Total	$1,638,370

Rent expense for the years ended December 31, 2014 and 2013 was $307,110 and $162,498, respectively.

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

On February 25, 2013, Ruyan’s second patent infringement lawsuit against the Company as well as all of the other consolidated lawsuits were stayed as a result of the Court granting a stay in one of the consolidated lawsuits. The Court granted the motion to stay Ruyan’s separate lawsuits against the Company and the other defendants based on the filing of a request for inter partes reexamination of the 944 Patent at the U.S. Patent and Trademark Office. As a result of the stay, all of the consolidated lawsuits involving the 944 Patent have been stayed until the reexamination is completed. As a condition to granting the stay of all the lawsuits, the Court required any other defendant who desires to seek reexamination of the 944 Patent and potentially seek another stay (or an extension of the existing stay) based on any such reexamination to seek such reexamination no later than July 1, 2013. Two other defendants sought reexamination of the 944 Patent before expiration of such Court-imposed deadline of July 1, 2013. All reexamination proceedings of the 944 Patent have been stayed by the United States Patent and Trademark Office Patent Trial and Appeal Board pending its approval of one or more of them. On December 24, 2014, the Patent Trial and Appeal Board issued its ruling that all of the challenged claims in the reexamination proceedings of the ‘944 patent were invalid except for one claim. To the extent claim 11 is asserted against the Company, the Company will vigorously defend itself against such allegations. Currently, the case remains stayed.

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

On October 21, 2014, Fontem Ventures B.V. and Fontem Holdings 1 B.V. filed a complaint against the Company in the U.S. District Court for the Central District of California, captioned Fontem Ventures B.V., et al. v. Vapor Corp., No. 14-cv-8155. The complaint alleges infringement of United States Patent No. 8,863,752, entitled “Electronic Cigarette”. The products accused of infringement by plaintiffs are various Krave and Fifty-One products and parts. On January 15, 2015, the Company filed its Answer and Counterclaims. The Company will vigorously defend itself against such allegations.

On December 2, 2014, Fontem Ventures B.V. and Fontem Holdings 1 B.V. filed a complaint against the Company in the U.S. District Court for the Central District of California, captioned Fontem Ventures B.V., et al. v. Vapor Corp., No. 14-cv-09267. The Compliant alleges infringement by plaintiffs are various Krave, Vapor X and Fifty-One products and parts. Fontem amended its compliant on December 16, 2014, to allege infringement of United States Patent No. 8,910,641, entitled “Electronic Cigarette” against the same products. On January 15, 2015, the Company filed its Answer and Counterclaims. The Company will vigorously defend itself against such allegations.

All of the above referenced cases filed by Fontem have been consolidated and are currently scheduled for trail in November 2014. The parties are currently in active fact discovery and claim construction.

Purchase Commitments

At December 31, 2014 and 2013, the Company has vendor deposits of $319,563 and $782,363, respectively, and vendor deposits are included as a component of prepaid expenses and vendor deposits on the consolidated balance sheets included herewith.

Note 12. CONCENTRATION OF CREDIT RISK

At December 31, 2014 accounts receivable balances included concentrations from seven customers that had balances of an amount greater than 10%. The amounts ranged from $27,729 to $177,200. At December 31 2013, accounts receivable balances included a concentration from one customer in the amount of $268,768, which was an amount greater than 10% of the total net accounts receivable balance.

Beginning the first quarter of 2012, the Company began selling electronic cigarettes in the country of Canada exclusively through a Canadian distributor. For the years ended December 31, 2014 and 2013, the Company had sales in excess of 10% to this Canadian distributor of $2,912,525 and $3,847,310, respectively. For the year ended December 31, 2014 one other customer accounted for sales in excess of 10% with sales of $1,536,050. No other customer accounted for sales of 10% for the year ended December 31, 2013.

Note 13. SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements other disclosed.

The merger closed on March 4, 2015. Prior to the closing of the Merger, Vapor and Vaporin entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with certain accredited investors providing for the sale of $350,000 of Vaporin’s Convertible Notes (the “Notes”). On January 29, 2015, the Company issued the notes. The Note accrues interest on the outstanding principal at an annual rate of 12%. The principal and accrued interest on the Note is due and payable on January 29, 2016 (the “Maturity Date”) The Note will not be convertible until such time as the Nasdaq Stock Market (“Nasdaq”) approves the listing of the shares to be issued upon conversion of the Note. In no event will the number of shares of the Company’s common stock issuable upon conversion of the Note exceed 19.99% of the Company’s issued and outstanding common stock, regardless of the conversion price.

In connection with the Merger, on March 3, 2015, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors providing for the sale of $3,500,960 in shares of the Company’s Common Stock, par value $0.001 per share at a price of $1.02 per share. The Company also issued Warrants to purchasers of the shares to acquire an aggregate of 2,735,132 shares of the Company’s Common Stock with an exercise price of $1.28 per share. The shares and Warrants were issued and sold through an exempt private securities offering to certain accredited investors.

Under the Purchase Agreement, the Company made certain customary representations and warranties to the purchasers concerning the Company and its operations. The Company has also agreed to register the Common Stock and the Warrants for resale pursuant to an effective registration statement which must be filed within 45 days of March 3, 2015 and must be effective by the later of (i) the 90th day following March 3, 2015 (if no SEC review) or (ii) the 120th day following March 3, 2015 (if subject to SEC review). If the Form S-3 Registration Statement is not effective for resales for more than 10 consecutive days or more than 15 days in any 12 month period during the registration period (i.e., the earlier of the date on which the shares have been sold or are eligible for sale under SEC Rule 144 without restriction), we are required to pay the investors (other than our participating officers and directors) liquidated damages in cash equal to 1.5% of the aggregate purchase price paid by the investors for the shares for every 30 days or portion thereof until the default is cured. Such cash payments could be as much as $52,500 for every 30 days.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Dania Beach, Florida this 31st day of March 2015.

VAPOR CORP.

By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Jeffrey Holman	Chief Executive Officer and Director	March 31, 2015
Jeffrey Holman	(Principal Executive Officer)

/s/ James Martin	Chief Financial Officer (Principal	March 31, 2015
James Martin	Financial Officer and Accounting Officer)

/s/ Gregory Brauser	President and Director	March 31, 2015
Gregory Brauser

/s/ Angela Courtin	Director	March 31, 2015
Angela Courtin

/s/ Frank Jaumot	Director	March 31, 2015
Frank Jaumot

/s/ Robert Swayman	Director	March 31, 2015
Robert Swayman

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
23.1	Consent of Marcum LLP relating to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-188888)*

31.1	Rule 13a14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*

* Filed herewith.

