Form 10-Q
period 2015-03-31
VAPOR CORP.
filed 2015-05-15
CIK 844856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

[X] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes  [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer	[ ] Non-accelerated filer	[X] Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes  [X] No

As of May 15, 2015, there were 33,635,758 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

VAPOR CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,911,199	$471,194
Due from merchant credit card processor, net of reserve for chargebacks of $41,355 and $2,500, respectively	348,192	111,968
Accounts receivable, net of allowance of $228,856 and $369,731, respectively	203,793	239,652
Inventories	2,536,149	2,048,883
Prepaid expenses and vendor deposits	527,207	664,103
Loans receivable, net	-	467,095
Deferred financing costs, net	87,292	122,209
TOTAL CURRENT ASSETS	5,613,832	4,125,104

Property and equipment, net of accumulated depreciation of $158,238 and $84,314, respectively	633,705	712,019
Intangible assets, net of accumulated amortization of $22,177 and $0, respectively	2,058,423	-
Goodwill	15,654,484	-
Other assets	92,131	91,360

TOTAL ASSETS	$24,052,575	$4,928,483

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,303,051	$1,920,135
Accrued expenses	1,419,241	975,112
Senior convertible notes payable – related parties, net of debt discount of $781,250 and $1,093,750, respectively	468,750	156,250
Convertible notes, net of debt discount of $49,421 and $0 , respectively	517,579	-
Notes payable – related party	1,000,000	-
Current portion of capital lease	52,015	52,015
Term loan	523,727	750,000
Customer deposits	50,744	140,626
Income taxes payable	3,092	3,092
Derivative liabilities	87,603	-
TOTAL CURRENT LIABILITIES	6,425,802	3,997,230

Capital Lease, net of current portion	107,195	119,443
TOTAL LIABILITIES	6,532,997	4,116,673

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 33,635,758 and 16,761,911 shares issued and outstanding, respectively	33,636	16,762
Additional paid-in capital	36,699,041	16,026,951
Accumulated deficit	(19,213,099)	(15,231,903)
TOTAL STOCKHOLDERS’ EQUITY	17,519,578	811,810

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,052,575	$4,928,483

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended March 31,
	2015	2014

SALES, NET	$1,468,621	$4,792,544
Cost of goods sold	1,651,110	3,831,928
GROSS (LOSS) PROFIT	(182,489)	960,616

EXPENSES:
Selling, general and administrative	3,243,189	2,769,726
Advertising	105,177	367,615
Total operating expenses	3,348,366	3,137,341
Operating loss	(3,530,855)	(2,176,725)
Other (expense) income:
Amortization of deferred financing costs	(34,917)	-
Change in fair value of derivative liabilities	(37,965)	-
Interest expense	(378,775)	(28,434)
Interest income	1,316	-
Total other expense	(450,341)	(28,434)
LOSS BEFORE INCOME TAX (BENEFIT) EXPENSE	(3,981,196)	(2,205,159)
Income tax benefit	-	752,400
NET LOSS	$(3,981,196)	$(1,452,759)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.18)	$(0.09)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	22,474,273	16,267,750

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2015	16,761,911	$16,762	$16,026,951	$(15,231,903)	$811,810

Issuance of common stock in connection with the Merger (See Note 4)	13,591,533	13,592	17,014,807	—	17,028,399
Issuance of common stock and warrants in connection with private placement	3,432,314	3,432	2,938,528	—	2,941,960
Contribution of note and interest payable to Vaporin to capital in connection with the Merger	—	—	354,029	—	354,029
Cancellation of common stock as a result of early termination of consulting agreement	(150,000)	(150)	150	—	—
Stock-based compensation expense	—	—	364,576	—	364,576
Net loss	—	—	—	(3,981,196)	(3,981,196)
Balance – March 31, 2015	33,635,758	$33,636	$36,699,041	$(19,213,099)	$17,519,578

See notes to condensed consolidated financial statements

VAPOR CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(3,981,196)	$(1,452,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in allowances	-	(86,314)
Depreciation and amortization	85,013	3,888
Loss on disposal of assets	289,638	-
Amortization of deferred debt discount	317,702	-
Amortization of deferred financing cost	34,917	-
Write-down of obsolete and slow moving inventory	70,657	-
Stock-based compensation expense	364,576	610,414
Deferred income tax benefit	-	(754,249)
Change in fair value of derivative liabilities	37,965	-
Changes in operating assets and liabilities:
Due from merchant credit card processors	(35,083)	85,694
Accounts receivable	117,115	22,443
Inventories	423,635	(924,169)
Prepaid expenses and vendor deposits	164,917	(40,945)
Other assets	(771)	(25,000)
Accounts payable	(140,092)	293,700
Accrued expenses	191,384	131,280
Customer deposits	(89,882)	(27,396)
Income taxes	-	(1,701)
NET CASH USED IN OPERATING ACTIVITIES	(2,149,505)	(2,165,114)

INVESTING ACTIVITIES:
Cash received in connection with the Merger	136,468	-
Collection of loans receivable	467,095	-
Purchases of property and equipment	(67,492)	(4,795)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:	536,071	(4,795)

FINANCING ACTIVITIES
Proceeds from private placement of common stock and warrants, net of offering costs	2,941,960	(109,104)
Principal payments on term loan payable	(226,273)	(181,731)
Principal payments of capital lease obligations	(12,248)	-
Proceeds from loan payable to Vaporin, Inc.	350,000	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,043,439	(290,835)

NET INCREASE (DECREASE) IN CASH	1,440,005	(2,460,744)

CASH — BEGINNING OF PERIOD	471,194	6,570,215

CASH — END OF PERIOD	$1,911,199	$4,109,471

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$30,351	$29,077
Cash paid for income taxes	$2,791	$3,550

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase Price Allocation in connection with the Merger:
Cash	$136,468	-
Accounts receivable	81,256	-
Merchant credit card processor receivable	201,141	-
Prepaid expense and other current assets	28,021	-
Inventory	981,558	-
Property and equipment	206,668	-
Accounts payable and accrued expenses	(779,782)	-
Derivative liabilities	(49,638)	-
Notes payable, net of debt discount of 54,623	(512,377)	-
Notes payable – related party	(1,000,000)	-
Net assets acquired	$(706,685)

Consideration:
Value of common stock issued	17,028,399	-
Excess liabilities over assets assumed	706,685
Total consideration	$17,735,084

Total excess consideration over net assets acquired	$17,735,084
Amount allocated to goodwill	15,654,484	-
Amount allocated to identifiable intangible assets	2,080,600	-
Remaining unallocated consideration	$-	-

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. ORGANIZATION, GOING CONCERN AND MANAGEMENT PLANS, AND BASIS OF PRESENTATION

Organization

Vapor Corp. (the “Company” or “Vapor”) is the holding company for its wholly owned subsidiaries The Vape Store, Inc. (“Vape Store”), Smoke Anywhere U.S.A., Inc. (“Smoke”), Emagine the Vape Store, LLC (“Emagine”) and IVGI Acquisition, Inc. The company operates 10-Florida based vape stores and a website where it sells vaporizers, liquids for vaporizers and electronic cigarettes. The Company designs, markets and distributes vaporizers, e-liquids, electronic cigarettes and accessories under the Vaporin, emagine vapor™, Krave®, VaporX®, Hookah Stix®, Fifty-One® (also known as Smoke 51) and Alternacig® EZ Smoker®, Green Puffer®, Americig®, Vaporin, FumaréTM, and Smoke Star® brands. “Vaporizers”, “Electronic cigarettes” or “e-cigarettes,” are battery-powered products that enable users to inhale nicotine vapor without smoke, tar, ash, or carbon monoxide.

Going Concern and Management Plans

The Company’s condensed consolidated financial statements for the quarter ended March 31, 2015 indicate there is substantial doubt about its ability to continue as a going concern as the Company requires additional equity and/or debt financing to continue its operations. The Company must ultimately generate sufficient cash flow to meet its obligations on a timely basis, attain profitability in its business operations, and be able to fund its long term business development and growth plans. The Company’s business will require significant amounts of capital to sustain operations and make the investments it needs to execute its longer-term business plan. The Company’s liquidity and capital resources have decreased as a result of the $3.98 million net loss that it incurred during the quarter ended March 31, 2015. At March 31, 2015, the Company’s accumulated deficit amounted to $19.21 million. At March 31, 2015, the Company had a working capital deficiency of $811,970 compared to a positive working capital of $127,874 at December 31, 2014, a decrease of $939,844.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern and realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s existing liquidity is not sufficient to fund its operations, anticipated capital expenditures, working capital deficiency and other financing requirements for the foreseeable future. The Company believes it will need to raise additional debt or equity financing to maintain and expand the business. Any equity financing or the issuance of equity equivalents could be dilutive to its shareholders. If either such additional capital is not available on terms acceptable to the Company or at all then the Company may need to curtail its operations and/or take additional measures to conserve and manage its liquidity and capital resources, any of which would have a material adverse effect on our business, results of operations and financial condition.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the condensed consolidated financial statements not misleading have been included. The condensed consolidated balance sheet at December 31, 2014 has been derived from the Company’s audited consolidated financial statements as of that date.

These unaudited condensed consolidated financial statements for the three months ended March 31, 2015 and 2014 should be read in conjunction with the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K for such year as filed with the SEC on March 31, 2015. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

Merger with Vaporin, Inc.

As fully-disclosed in Note 3 to these condensed consolidated financial statements, on December 17, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Vaporin, Inc., a Delaware corporation (“Vaporin”) pursuant to which Vaporin was to merge with and into the Company with the Company being the surviving entity. On the same date, the Company also entered into a joint venture with Vaporin (the “Joint Venture”) through the execution of an operating agreement (the “Operating Agreement”) of Emagine, pursuant to which the Company and Vaporin were 50% members of Emagine.

On March 4, 2015, the acquisition of Vaporin by the Company (the “Merger”) was completed pursuant to the terms of the Merger Agreement. In connection with the Merger, Vape Store and Emagine became wholly-owned subsidiaries of the Company.

Note 2. SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of estimates in the preparation of the financial statements

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of net revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include allowances, reserves and write-downs of receivables and inventory, valuing equity securities and hybrid instruments, share-based payment arrangements, deferred taxes and related valuation allowances, and the preliminary valuation of the net assets acquired in the Merger. Certain of our estimates could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and records adjustments when necessary.

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

At March 31, 2015 accounts receivable balances included a concentration from one customer of an amount greater than 10% of the total net accounts receivable balance. The amount was $54,993. At December 31, 2014 accounts receivable balances included concentrations from seven customers that had balances of an amount greater than 10%. The amounts ranged from $27,729 to $177,200. As to revenues, no customers accounted for revenues in excess of 10% of the net sales for the three-month periods ended March 31, 2015 and 2014.

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets are recorded at cost, or when acquired as part of a business acquisition, at estimated fair value. Certain identifiable intangible assets are amortized over 5 and 10 years. Similar to tangible personal property and equipment, the Company periodically evaluates identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairment existed at March 31, 2015.

Indefinite-lived intangible assets, such as goodwill are not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis at December 31st or when events or changes in circumstances indicate evidence of potential impairment exists, using a fair value based test.

Inventories

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. If the cost of the inventories exceeds their market value, provisions are recorded to write down excess inventory to its net realizable value. The Company’s inventories consist primarily of merchandise available for resale.

Warranty liability

The Company’s limited lifetime warranty policy generally allows its end users and retailers to return defective purchased rechargeable products in exchange for new products. The Company estimates a reserve for warranty liability and records that reserve amount as a reduction of revenues and as an accrued expense on the accompanying condensed consolidated balance sheets. The warranty claims and expense was not deemed material for the years ended December 31, 2014 and three months ended March 31, 2015.

Fair value measurements

The Company applies the provisions of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements” (“ASC 820”). The Company’s short term financial instruments include cash, due from merchant credit card processors, accounts receivable, accounts payable and accrued expenses, each of which approximate their fair values based upon their short term nature. The Company’s other financial instruments include notes payable obligations. The carrying value of these instruments approximate fair value, as they bear terms and conditions comparable to market, for obligations with similar terms and maturities.

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

Derivative Instruments

The Company accounts for free-standing derivative instruments and hybrid instruments that contain embedded derivative features in accordance with ASC Topic No. 815, “Derivative Instruments and Hedging Activities,” (“ASC 815”) as well as related interpretations of this topic. In accordance with this topic, derivative instruments and hybrid instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument.

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

Note 3. MERGER WITH VAPORIN, INC.

Merger with Vaporin, Inc.

On December 17, 2014, the Company entered into the Merger Agreement with Vaporin pursuant to which Vaporin was to merge with and into the Company with Vapor being the surviving and controlling entity (as a result of the current stockholders of the Company maintaining more than 50% ownership in the Company’s outstanding shares of common stock and the current Vapor directors comprising the majority of the board). The Merger closed on March 4, 2015 and the purchase price consideration paid by the Company consisted of the following:

1.

100% of the issued and outstanding shares of Vaporin common stock (including shares of common stock issued upon conversion of Vaporin preferred stock immediately prior to the consummation of the merger in accordance with the Merger Agreement) were converted into, and became 13,591,533 shares of the Company’s common stock such that the former Vaporin stockholders collectively hold approximately 45% of the issued and outstanding shares of the Company’s common stock following consummation of the Merger. The aggregate value of these shares issued was $14,949,328, or approximately $1.10 per share, and was based on the closing price of the Company’s common stock on March 4, 2015.

2.

100% of the issued shares of Vaporin restricted stock units were converted into the right to receive 1,890,237 shares of the Company’s common stock. The restricted stock units became fully-vested in connection with the Merger and as a result, were included as a part of the Company’s purchase price as no further services from the holders is required to be provided to the Company. The 1,890,237 restricted stock units remain outstanding as of March 31, 2015. The aggregate value of these shares issued was $2,079,071, or approximately $1.10 per share, and was based on the closing price of the Company’s common stock on March 4, 2015. Based on the terms of the Merger Agreement, the Company has agreed to issue these in twelve equal monthly instalments, with the first delivery date being the date of the closing of the Merger, however, all shares of common stock to be delivered on March 15, 2016 to the extent they are not previously delivered.

The Merger Agreement contained customary conditions that were satisfied prior to the closing of the merger, including the requirement for the Company to receive gross proceeds from a $3.5 million equity offering (See Note 5).

Additionally, as required by the Merger Agreement the Company received non-binding commitments from certain third parties for financing of up to $25 million to be used for the construction of retail stores and which is contingent on the achievement of certain performance metrics by the Company.

The fair value of the purchase consideration issued to the sellers of Vaporin was allocated to fair value of the net tangible assets acquired, with the resulting excess allocated to separately identifiable intangibles, and the remainder recorded as goodwill.  Goodwill recognized from the transactions mainly represented the expected operational synergies upon acquisition of the combined entity and intangibles not qualifying for separate recognition. Goodwill is not expected to be deductible for income tax purposes in the tax jurisdiction of the acquired business. The purchase price allocation was based, in part, on management’s knowledge of Vaporin’s business and the results of a preliminary third party appraisal commissioned by management. The fair value was based on a preliminary valuation.

Purchase Consideration
Value of consideration paid:	$17,735,084

Tangible assets acquired and liabilities assumed at fair value
Cash	$136,468
Due from merchant credit card processor	201,141
Accounts receivable	81,256
Inventories	981,558
Property and Equipment	206,668
Other Assets	28,021
Notes payable, net of debt discount of $54,623	(512,377)
Notes payable – related party	(1,000,000)
Accounts Payable and accrued expenses	(775,753)
Derivative Liabilities	(49,638)
Excess liabilities over assets assumed	$(706,685)

Consideration:
Value of common stock issued	17,028,399
Excess liabilities over assets assumed	706,685
Total purchase price	$17,735,084

Identifiable intangible assets
Trade names and technology	1,500,000
Customer relationships	488,274
Assembled workforce	92,326
Total Identifiable Intangible Assets	2,080,600
Goodwill	15,654,484
Total allocation to identifiable intangible assets and goodwill	$17,735,084

In addition, in connection with the Merger, an aggregate $354,029 of a note and interest payable by the Company to Vaporin was forgiven.

In connection with the Merger Agreement, the Company also issued 247,962 warrants to purchase the Company’s common stock to certain warrant holders of Vaporin as replacement for warrants issued in connection with previous Vaporin note payable issuances. In addition, the Company also issued 19,733 options to purchase common stock to certain holders of Vaporin as replacement for options issued for services. The Company determined that based on the remaining term of the warrants and options as well as the nature of the remaining services to be provided by the holders that the value of the warrants and options at the date of the Merger was not material.

The Company was unable to report the financial results of Vaporin for the period from the date the Merger closed on March 4, 2015 through March 31, 2015. The accounting and reporting operations of Vaporin were fully integrated into the Company at Merger and it is impracticable to separate. The following presents the unaudited pro-forma combined results of operations of the Company with Vaporin as if the acquisition occurred on January 1, 2014.

	For the three months Ended
	March 31,
	2015	2014

Revenues	$2,584,884	$4,975,337
Net Loss	$(5,378,927)	$(2,590,724)
Net Loss per share	$(0.17)	$(0.08)
Weighted Average number of shares outstanding	31,260,183	30,766,022

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2014 or to project potential operating results as of any future date or for any future periods.

In connection with the acquisition of Vaporin, the Company acquired net deferred tax assets consisting of net operating loss carryforwards offset by the difference between the book and tax basis of intangible assets acquired. At the acquisition date, this net deferred tax asset has been completely offset by a valuation allowance.

The Joint Venture

On December 17, 2014, the Company and Vaporin agreed to enter into the Joint Venture through Emagine, a Delaware limited liability company of which the Company and Vaporin are 50% members. The Operating Agreement provides that Vaporin will serve as the initial manager of Emagine and will manage the day-to-day operations of Emagine, subject to certain customary limitations on managerial actions that require the unanimous consent of the Company and Vaporin, including but not limited to making or guaranteeing loans, distributing cash or other property to the members of Emagine, entering into affiliate transactions, amending or modifying limited liability company organizational documents, and redeeming or repurchasing membership interests from any of the members. The results of operations of Emagine from January 1, 2015 through the date of the Merger were not material.

In connection with the completion of the Merger on March 4, 2015, Emagine became a wholly-owned subsidiary of the Company.

Note 4. Accrued Expenses

Accrued expenses are comprised of the following:

	March 31, 2015	December 31, 2014

Commissions payable	$179,000	$179,000
Retirement plan contributions	101,000	80,000
Accrued severance	160,000	82,000
Accrued customer returns	648,000	360,000
Other accrued liabilities	331,241	274,112
Total	$1,419,241	$975,112

Note 5. Notes Payable and Receivable

$567,000 Convertible Notes Payable

Between January 20, 2015 and January 23, 2015, Vaporin entered into a Securities Purchase Agreement with certain accredited investors providing for the sale of $567,000 of Vaporin’s Convertible Notes (the “Vaporin Notes”) and calculated a debt discount on the date of the Merger at $54,623.  The Vaporin Notes accrue interest on the outstanding principal at an annual rate of 10%. The principal and accrued interest on the Notes is due and payable between January 20, 2016 and January 23, 2016.  The Notes are convertible into the Company common stock at the lower of (i) $1.08 or (ii) a 15% discount to a 20-trading day VWAP following the closing of the merger, which was calculated at $0.95. Investors were provided with standard piggyback registration rights which were conditioned on the March 4, 2015 merger closing.

$350,000 Convertible Notes Payable

On January 29, 2015, the Company issued a $350,000 convertible promissory note (the “Note”) to Vaporin in consideration for a loan of $350,000 made by Vaporin to the Company. The Note accrued interest on the outstanding principal at an annual rate of 12%. In connection with the completion of the Merger on March 4, 2015, the $350,000 Note along with accrued interest of $4,029 was extinguished.

$1,000,000 Notes Payable Related Party

On December 8, 2014, Emagine entered into a Secured Line of Credit Agreement (the “Agreement”), effective as of December 1, 2014, with one affiliated shareholder of the Company and two unaffiliated investors (the “Lenders”). Under the Agreement, the Lenders agreed to advance up to $3,000,000 in three equal tranches in exchange for secured promissory notes which mature on March 31, 2016, bear interest at 12% per annum, and are secured by a first lien on the assets of Emagine. The Company drew on a first tranche of funding under the Agreement was on December 1, 2014.

The funds were used to purchase and/or open Vape Stores similar to those operated by the Company. In connection with the completion of the Merger on March 4, 2015, Emagine became a wholly-owned subsidiary of the Company, and the debt was assumed by the Company.

$467,095 Notes Receivable

On January 12, 2015, the Company entered into an agreement with International Vapor Group, Inc. (“IVG”) whereby the Company agreed to reduce the $500,000 principal amount of the loan receivable by $50,000 if IVG were to remit payment of all principal and interest accrued on the loan receivable within one day. The Company included the write-down of the loan receivable in selling, general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2014. On January 13, 2015, IVG paid the Company in full.

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

Under the terms of the Consulting Agreement, the Company issued to Mr. Kavanaugh 400,000 shares of its common stock, of which 50,000 shares vested immediately while the remaining 350,000 shares vest in installments of 50,000 shares per quarterly period beginning on the 90th day following February 3, 2014 and each ensuing quarterly period thereafter so long as the Consulting Agreement has not been terminated and during each quarterly period Knight Global has presented the Company with a minimum of six (6) bona fide opportunities for activities specified in the Consulting Agreement that are intended to increase awareness of the Company’s electronic cigarettes. In addition, during the term of the Consulting Agreement, which is 2 years, and during an 18-month post-termination period, the Company has agreed to pay Knight Global commissions payable in cash equal to 6% of “net sales” (as defined in the Consulting Agreement) of its products to retailers introduced by Knight Global and to retailers with which the Company has existing relationships and with which Knight Global is able, based on its verifiable efforts, to increase net sales of the Company’s products.

The grant date fair value of the common shares issued on February 3, 2014 was $3,080,000 based on closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, on February 3, 2014. On January 24, 2015, the Company and Knight Global mutually agreed to terminate the Consulting Agreement as it was in the best interests of both parties to do so. As a result of such termination, the Company issued 50,000 shares of its common stock to Knight Global pursuant to the early termination provisions of the Consulting Agreement. The Company cancelled 150,000 shares that were not vested that had been previously issued to Mr. Kavanaugh. In addition, on January 24, 2015, the Company received notice from Ryan Kavanaugh, a director of the Company that he had resigned from the Company’s board of directors, effective immediately.

During the three months ended March 31, 2015 and 2014, the Company recognized stock-based compensation expense, for the Consulting Agreement, in the amount of $322,067 and $592,300, which is included as part of selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

Private Placement of Common Stock

In connection with the Merger, on March 3, 2015, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors providing for the sale of $3,500,960 in shares of the Company’s Common Stock, par value $0.001 per share, at a price of $1.02 per share. The Company also issued Warrants to purchasers of the shares to acquire an aggregate of 2,735,132 shares of the Company’s Common Stock with an exercise price of $1.28 per share. The shares and Warrants were issued and sold through an exempt private securities offering to certain accredited investors. The Company incurred aggregate offering costs of $559,000 in connection with the private placement, of which $350,000 was paid to Palladium Capital Advisors, the Company’s placement agent.

Under the Purchase Agreement, the Company made certain customary representations and warranties to the purchasers concerning the Company and its operations. The Company has also agreed to register the Common Stock and the Warrants for resale pursuant to an effective registration statement which must be filed within 45 days of March 3, 2015 and must be effective by the later of (i) the 90th day following March 3, 2015 (if no SEC review) or (ii) the 120th day following March 3, 2015 (if subject to SEC review). If the Form S-3 Registration Statement is not effective for resales for more than 10 consecutive days or more than 15 days in any 12 month period during the registration period (i.e., the earlier of the date on which the shares have been sold or are eligible for sale under SEC Rule 144 without restriction), the Company is required to pay the investors (other than its participating officers and directors) liquidated damages in cash equal to 1.5% of the aggregate purchase price paid by the investors for the shares for every 30 days or portion thereof until the default is cured. Such cash payments could be as much as $52,500 for every 30 days. The initial Form S-3 was filed on April 17, 2015.

Warrants

A summary of warrant activity for the three months ended March 31, 2015 is presented below:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	1,216,091	$2.01
Warrants granted	2,993,815	1.64
Warrants exercised	—	—
Warrants forfeited or expired	—	—

Outstanding at March 31, 2015	4,209,906	$1.75	5.0	$-

Exercisable at March 31, 2015	3,016,725	$1.65	5.0	$-

Stock-based Compensation

During the three months ended March 31, 2015 and 2014, the Company recognized stock-based compensation expense in connection with the amortization of stock option expense of $364,576 and $18,106, respectively, which is included as part of selling, general and administrative expense in the accompanying condensed consolidated statements of operations. No employee stock options were granted during the first quarter of 2015, with the exception of the 19,734 options granted in connection with the Merger, for which the grant date fair value was determined to be immaterial.

Stock option activity

Options outstanding at March 31, 2015 under the various plans are as follows:

Plan	Total Number of Options Outstanding under Plans
Equity compensation plans not approved by security holders	900,000
Equity Incentive Plan	342,834
1,242,834

A summary of activity under all option Plans at March 31, 2015 and changes during the three months ended March 31, 2015:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	1,344,300	$3.08	6.53	$-
Options granted	19,734	5.61	-	-
Options exercised	-	-	-	-
Options forfeited or expired	(121,200)	7.32	-	-
Outstanding at March 31, 2015	1,242,834	$2.71	6.17	$-
Exercisable at March 31, 2015	1,049,233	$2.26	6.52	$-
Options available for grant at March 31, 2015	1,408,866

At March 31, 2015 the amount of unamortized stock-based compensation expense on unvested stock options granted to employees and consultants was $338,105 and will vest over 1.6 years.

Loss per share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s convertible debt and warrants (using the if-converted method). Diluted loss per share excludes the shares issuable upon the exercise of stock options from the calculation of net loss per share, as their effect is antidilutive. The following table summarizes the Company’s securities that have been excluded from the calculation of basic and dilutive loss per share as there effect would be anti-dilutive:

	March 31,
	2015	2014

Convertible debt	1,793,409	-
Stock options	1,223,100	1,174,500
Warrants	4,209,906	215,880
Total	7,226,415	1,390,380

Note 7. FAIR VALUE MEASUREMENTS

The fair value framework under the Financial Accounting Standards Board’s guidance requires the categorization of assets and liabilities into three levels based upon the assumptions used to measure the assets or liabilities.  Level 1 provides the most reliable measure of fair value, whereas Level 3, if applicable, would generally require significant management judgment.  The three levels for categorizing assets and liabilities under the fair value measurement requirements are as follows:

●	Level 1: Fair value measurement of the asset or liability using observable inputs such as quoted prices in active markets for identical assets or liabilities;

●

Level 2:  Fair value measurement of the asset or liability using inputs other than quoted prices that are observable for the applicable asset or liability, either directly or indirectly, such as quoted prices for similar (as opposed to identical) assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

●	Level 3: Fair value measurement of the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.

The following table summarizes the liabilities measured at fair value on a recurring basis as of March 31, 2015:

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Warrant liability			$87,603	$87,603
Total derivative liabilities	$-	$-	$87,603	$87,603

The following table summarizes the liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Warrant liability	$-	$-	$-	$-
Total derivative liability	$-	$-	$-	$-

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting and finance department, who report to the Chief Financial Officer, determine its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting and finance department and are approved by the Chief Financial Officer.

Level 3 Valuation Techniques

Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The Company deems financial instruments which do not have fixed settlement provisions to be derivative instruments. The common stock purchase warrants reissued by the Company in connection with the Merger do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future. In accordance with Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity, the fair value of these warrants is classified as a liability on the Company’s Condensed Consolidated Balance Sheets because, according to the terms of the warrants, a fundamental transaction could give rise to an obligation of the Company to pay cash to its warrant holders.  Corresponding changes in the fair value of the derivative liabilities are recognized in earnings on the Company’s Condensed Consolidated Statement of Operations in each subsequent period.

The Company’s warrant liabilities are carried at fair value and were classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. Although the Company determined the warrants include an implied downside protection feature, it performed a Monte-Carlo simulation and concluded that the value of the feature is de minimus and the use of the Black-Scholes valuation model is considered to be a reasonable method to value the warrants.

The following table summarizes the values of certain assumptions used by the Company’s custom model to estimate the fair value of the warrant liabilities as of March 31, 2015:

March 31, 2015
(Unaudited)
Stock price	$1.04
Weighted average strike price	$0.24
Remaining contractual term (years)	3.70
Volatility	124.0%
Risk-free rate	1.37%
Dividend yield	0.0%

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the three months ended March 31, 2015
Beginning balance	$—
Fair value of warrant liabilities reissued in connection with the Merger	49,638
Change in fair value of derivative liabilities	37,965
Ending balance	$87,603

Note 8. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its Florida office and warehouse facilities under a twenty-four month lease agreement with an initial term through April 30, 2013 that the Company extended in March 2015 when it exercised the second of three successive one-year renewal options. The lease provides for annual rental payments of $144,000 per annum (including 45 days of total rent abatement) during the initial twenty-four month term and annual rental payments of $151,200, $158,760 and $174,636 during each of the three one-year renewal options. In October 2013, the Company amended the master lease to include an additional approximately 2,200 square feet for an additional annual rental payment of $18,000 subject to the same renewal options and other terms and conditions set forth in the master lease. During the year ended December 31, 2014, the Company entered into nine (9) real estate leases for eight (8) new retail kiosks and one (1) new retail store. The kiosks opened during the fourth quarter of 2014 and the store is scheduled to open during 2015. The kiosks are located in malls in Florida, Maryland, New Jersey and Texas. The retail store is located in Ft. Lauderdale, FL. Under these leases, the initial lease terms range from one to five years, the Company is required to pay base and percentage rents and the Company is required to pay for common area and maintenance charges and utilities. In addition through the merger which occurred on March 4, 2015 the Company acquired additional lease commitments which included one (1) Florida office space and ten (10) new retail stores. Future minimum lease payments under non-cancelable operating that have initial or remaining terms in excess of one year at March 31, 2015 are due as follows:

The remaining minimum annual rents for the years ending December 31 are:

2015	$630,256
2016	539,990
2017	429,628
2018	201,853
2019	153,386
2020	18,961
Total	$1,974,074

Rent expense for the three months ended March 31, 2015 and 2014 was $215,087 and $44,838, respectively, and is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

Resignation of Chief Financial Officer

On March 27, 2015, Harlan Press notified the Company of his intention to resign from the Company, effective April 10, 2015. Mr. Press previously served as Chief Financial Officer of the Company. In connection with the Company’s previously disclosed merger with Vaporin, Inc. in March 2015, Mr. Press was appointed Vice-President of Finance of the Company. Mr. Press received severance compensation and accrued vacation in accordance with his employment agreement in the total amount of $159,810, which is divided into equal weekly payments that end on January 29, 2016 and has been included in accrued liabilities as of March 31, 2015.

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of our business. There were no pending material claims or legal matters as of the date of this report other than two of the three following matters.

On June 22, 2012, Ruyan Investment (Holdings) Limited (“Ruyan”) filed a lawsuit against the Company alleging infringement of U.S. Patent No. 8,156,944 (the ‘944 Patent). Ruyan also filed separate cases for patent infringement against nine other defendants asserting infringement of the 944 Patent. Ruyan’s lawsuit against the Company known as Ruyan Investment (Holdings) Limited vs. Vapor Corp. CV-12-5466 is pending in the United States District Court for the Central District of California. All of these lawsuits have been consolidated for discovery and pre-trial purposes. The Company intends to vigorously defend against this lawsuit.

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

On October 21, 2014, Fontem Ventures B.V. and Fontem Holdings 1 B.V. filed a complaint against the Company in the U.S. District Court for the Central District of California, captioned Fontem Ventures B.V., et al. v. Vapor Corp., No. 14-cv-8155. The complaint alleges infringement of United States Patent No. 8,863,752, entitled “Electronic Cigarette”. The products accused of infringement by plaintiffs are various Krave and Fifty-One products and parts On January 15, 2015, the Company filed its Answer and Counterclaims. The Company will vigorously defend itself against such allegations.

On December 2, 2014, Fontem Ventures B.V. and Fontem Holdings 1 B.V. filed a complaint against the Company in the U.S. District Court for the Central District of California, captioned Fontem Ventures B.V., et al. v. Vapor Corp., No. 14-cv-09267. The Complaint alleges infringement by the plaintiffs against the Company relating to various Krave, Vapor X and Fifty-One products and parts. Fontem amended its compliant on December 16, 2014, to allege infringement of United States Patent No. 8,910,641, entitled “Electronic Cigarette” against the same products. On January 15, 2015, the Company filed its Answer and Counterclaims. The Company will vigorously defend itself against such allegations.

All of the above referenced cases filed by Fontem have been consolidated and are currently scheduled for trial in November 2015. The parties are currently in active fact discovery and claim construction.

Purchase Commitments

At March 31, 2015 and December 31, 2014, the Company has vendor deposits of $298,320 and $319,563, respectively, and vendor deposits are included as a component of prepaid expenses and vendor deposits on the condensed consolidated balance sheets included herewith.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the condensed consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the accompanying condensed consolidated financial statements, except for the following:

During March and April 2015 the Company closed seven of their retail Kiosk locations. This comprised of three in Maryland, two in Texas one in New Jersey and one in Florida. In addition, the Company decided not to proceed with opening the retail store located in Ft, Lauderdale Florida. This was primarily due to the Company’s refocus of resources on management and expansion of the acquired Vape Store brand retail locations. The Company is negotiating early terminations of the lease commitments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report.

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 31, 2015. The terms “Vapor Corp.,” “Vapor,” “we,” “us,” “our,” and the “Company” refer to Vapor Corp. and its wholly-owned subsidiaries The Vape Store, Inc. (“Vape Store”), Smoke Anywhere U.S.A., Inc. (“Smoke”) and ”), Emagine the Vape Store, LLC (“Emagine”) and IVGI Acquisition, Inc.

Company Overview

The Company operates 10 Florida-based vape stores and a website where it sells vaporizers, liquids for vaporizers and e-cigarettes. The company is focusing on expanding its Company-owned vape stores and beginning a franchise program. The Company also designs, markets and distributes electronic cigarettes, vaporizers, e-liquids and accessories under the Krave®, VaporX®, Hookah Stix®, Alternacig®, Fifty-One® (also known as Smoke 51), EZ Smoker®, Green Puffer®, Americig®, Vaporin, FumaréTM, and Smoke Star® brands. “Electronic cigarettes” or “e-cigarettes,” are battery-powered products that enable users to inhale nicotine vapor without fire, smoke, tar, ash, or carbon monoxide. We also design and develop private label brands for our distribution customers. Third party manufacturers manufacture our products to meet our design specifications. We market our products as alternatives to traditional tobacco cigarettes and cigars. In 2014, as a response to market product demand changes, Vapor began to shift its primary focus from electronic cigarettes to vaporizers. “Vaporizers” and “electronic cigarettes,” or “e-cigarettes,” are battery-powered products that enable users to inhale nicotine vapor without smoke, tar, ash, or carbon monoxide.

We offer our vaporizers and e-cigarettes and related products through our Vape Stores, customer direct phone center, online stores, to retail channels through our direct sales force, and through third party wholesalers, retailers and value-added resellers. Retailers of our products include small-box discount retailers, big-box retailers, gas stations, drug stores, convenience stores, tobacco shops and kiosk locations in shopping malls throughout the United States. We previously offered our vaporizers and electronic cigarettes and related products through our direct response television marketing efforts.

The Company’s business strategy is currently focused on a multi-pronged approach to diversify our revenue streams to include the Vape Store brick-and-mortar retail locations which Vaporin had successfully deployed. We are seeing that there is a large consumer demand centered on the vaporizer products and the retention “atmosphere” created by the stores. We are also expanding our web presence and customer direct phone center operations that work closely to drive consumer sales. Our distribution sales continue to be a significant part of our operations and we anticipate regrowth as we have adjusted towards vaporizers in addition to our e-cigarette brands.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth below under the headings “Results of Operations” and “Liquidity and Capital Resources” have been prepared in accordance with U.S. GAAP and should be read in conjunction with our consolidated financial statements and notes thereto appearing in the Annual Report on Form 10-K for the year ended December 31, 2014, filed by the Company with the SEC on March 31, 2015. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including identifiable intangible assets and goodwill, stock-based compensation, derivative liabilities and long-lived assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. A more detailed discussion on the application of these and other accounting policies can be found in Note 3 in the Notes to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2014, filed by the Company with the SEC on March 31, 2015. If the Company’s current business strategy is not successful and the expected synergies resulting from the Company’s acquisition of Vaporin are not achieved, the Company may be required to take a partial or full impairment charge against its goodwill or other long-lived assets which arose from our recent merger transaction. Actual results may differ from these estimates under different assumptions and conditions.

While all accounting policies impact the financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. Our management believes the policies that fall within this category are the policies on accounting for identifiable intangible assets and goodwill, stock-based compensation, derivative liabilities and long-lived assets.

Results of Operations for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Sales, net for the three months ended March 31, 2015 and 2014 were $1,468,621 and $4,792,544, respectively, a decrease of $3,323,923 or approximately 69.4%. The decrease in sales is primarily attributable to decreased sales of our television direct marketing campaign for our Alternacig® brand, a decrease in sales from our on-line stores, distributor inventory build leveling off and continued pipeline load in the e-cigarette category in 2014, and the increasing prevalence of vaporizers, tanks and open system vapor products that are marginalizing the e-cigarette category and increased returns of e-cigarette products. Sales were also negatively impacted by new national competitors’ launches of their own branded products during 2014. Due to low conversion rates of our Alternacig® and VaporX® branded direct marketing campaign, we limited the direct marketing campaign, resulting in lower sales of direct marketing products. In addition, sales decreased due to certain wholesale and distribution customers selling off their current inventory of electronic cigarette products so they can switch to e-vapor products. We anticipate that the demand for e-vapor products will continue to increase, as users want products that have more advanced technology with higher performance and longer battery life. As a result, we are in the process of altering our product mix to include more e-vapor products, including premium USA made e-liquids.

Cost of goods sold for the three months ended March 31, 2015 and 2014 were $1,651,110 and $3,831,928, respectively, a decrease of $2,180,818, or approximately 56.9%. The decrease is primarily due to the decrease in sales. During the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, cost of goods sold was higher as a percentage of sales primarily due to consignment inventory write off $70,657 and from customer returns of e-cigarettes that were resold below cost at liquidation prices.

Selling, general and administrative expenses for the three months ended March 31, 2015 and 2014 were $3,243,189 and $2,769,726, respectively, an increase of $473,463 or approximately 17.0%. Non-cash stock compensation expense was $364,576 and $610,414 for the three months ended March 31, 2015 and 2014, respectively, a decrease of $245,838 relating to the cancellation of a consulting agreement with a former director. Professional fees increased to $394,145 from $385,435 in the three months ended March 31, 2015 and 2014, respectively. In addition, depreciation and amortization expense increased to $85,013 from $3,888 in the three months ended March 31, 2015 and 2014, respectively, an increase of $81,125 primarily due to the increase in depreciable assets as a result of leasehold improvements and the purchase of kiosks. There was also a loss on the disposal of assets from the write off of kiosks that were closed during March and April 2015 in the amount of $289,638 that was recorded at March 31, 2015. Payroll expenses during the three months ended March 31, 2015 and 2014 were $1,242,981 and $822,695, respectively, an increase of $419,820 due primarily to increased headcount for retail store employees and employees transitioned to the company post-merger.

Advertising expense was approximately $105,177 and $367,615 for the three months ended March 31, 2015 and 2014, respectively, a decrease of $262,438 or approximately 71.4%. The decrease was due to decreases in Internet advertising and television direct marketing campaign for our Alternacig® brand, print advertising programs, and participation at trade shows and other advertising campaigns.

Interest expense was approximately $378,775 and $28,434 for the three months ended March 31, 2015 and 2014, respectively. The interest expense was attributable to the term loan, the $1,250,000 Senior Convertible note, the $567,000 convertible notes to various lenders and other outstanding debts in 2015. The Company recorded an aggregate of $317,702 in non-cash interest expense which is included in interest expense for the three months ended March 31, 2015.

Income tax (benefit) expense for the three months ended March 31, 2015 and 2014 was $2,791 and ($752,400), respectively.

Net (loss) income for the three months ended March 31, 2015 and 2014 was ($3,981,196) and ($1,452,759), respectively, as a result of the items discussed above.

Liquidity and Capital Resources

The Company had net losses of approximately $3.98 million and $1.45 million for the three month periods ending March 31, 2015 and 2014, respectively, and has experienced cash outflows from operating activities. The Company also has an accumulated deficit of $19.2 million as of March 31, 2015. The Company had $1.91 million of cash at March 31, 2015 and negative working capital of approximately $812,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Our net cash used in operating activities was $2,149,505 and $2,165,114 for the three months ended March 31, 2015 and 2014, respectively, a decrease of $15,609. Our net cash used in operating activities for the three months ended March 31, 2015 resulted from our net loss of $3,981,196 offset by non-cash charges of $1,200,468 and changes in operating assets and liabilities of $631,223.

Our net cash provided by (used in) investing activities was $536,071 and ($4,795) for the three months ended March 31, 2015 and 2014, respectively. The increase of proceeds from investing activities of $540,866 over the three months ended March 31, 2015 and 2014 is primarily due to increases in cash collected from repayment of loans receivable’s and cash acquired from the March 4th merger with Vaporin, partially offset with an increase in purchases of property and equipment.

Our net cash provided by (used in) financing activities was $3,043,439 and ($290,835) for the three months ended March 31, 2015 and 2014, respectively. The increase in cash provided by financing activities over the three months ended March 31, 2015 and 2014 was primarily related to proceeds from the Securities Purchase Agreement (the “Purchase Agreement”), entered into in connection with the Merger on March 3, 2015, with certain accredited investors providing for the sale of $3,500,960 in shares of the Company’s Common Stock, par value $0.001 per share at a price of $1.02 per share, offset by offering costs of $559,000. The increase was partially offset with payments to the term loan and capital lease obligations.

In the ordinary course of our business, we enter into purchase orders for components and finished goods, which may or may not require vendor deposits and may or may not be cancellable by either party. At March 31, 2015 and December 31, 2014, we had $298,320 and $319,563 in vendor deposits, respectively, which are included in prepaid expenses and vendor deposits on the condensed consolidated balance sheets included elsewhere in this report. At March 31, 2015 and December 31, 2014, we do not have any material financial guarantees or other contractual commitments with these vendors that are reasonably likely to have an adverse effect on liquidity.

Our existing liquidity is not sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future. Pending the completion of the public offering described below, we will need to raise additional debt or equity financing to maintain and expand the business. To the extent we raise additional capital by issuing equity securities, or in which equities are issued or obtaining borrowings convertible into equity, ownership dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. This dilution is complicated by the covenants in the November 2014 and March 2015 financings which preclude us from issuing equity below $2.00 per share given our recent stock price in the mid $0.60 range. We are negotiating to obtain waivers of these covenants and expect that we will have to issue a material number of shares of common stock to do so; any waivers will require majority or super majority consent. While the lead lender in each offering has orally agreed to execute a waiver in return for equity, we cannot assure you that sufficient other similarly situated investors will do so.

To meet our working capital needs, we are focusing on a short-term bridge loan and a large public offering. The Company has engaged an investment bank in order to raise capital in a public offering in the near future. The Company is not aware of the timing or terms of any such offerings that may be conducted or if such offerings will be successful. Any such public offering will be made pursuant only by a prospectus filed with the Securities and Exchange Commission, and the disclosure hereunder does not constitute an offer of any securities for sale. If we are unsuccessful in raising capital or any such capital is not available on terms acceptable to us then we may need to curtail its operations and/or take additional measures to conserve and manage our liquidity and capital resources, any of which would have a material adverse effect on our business, results of operations and financial condition.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

We do not consider our business to be seasonal.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding liquidity, capital raise and cash flows.

The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include raising capital, customer acceptance of our products, and proposed federal and state regulation. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to note 6 to the Company’s condensed consolidated financial statements included elsewhere in this report for the information required by this Item.

Item 1A. Not required for smaller reporting companies.

Item 6. Exhibits.

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
10.1	Securities Purchase Agreement, dated as of January 20, 2015	8-K	1/26/15	10.1
10.2	Form of Note, dated as of January 20, 2015	8-K	1/26/15	10.2
10.3	Convertible Promissory Note, dated January 29, 2015	8-K	2/3/15	10.1
10.4	Form of Securities Purchase Agreement, dated as of March 3, 2015	8-K	3/5/15	10.1
10.5	Form of Common Stock Purchase Warrant - included as Exhibit C to Exhibit 10.4	8-K	3/5/15	10.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive Officer (906)				Furnished *
32.2	Certification of Principal Financial Officer (906)				Furnished*
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAPOR CORP.

Date: May 15, 2015	By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer
Date: May 15, 2015
	By:	/s/ James Martin
James Martin
Chief Financial Officer

