Form 10-Q
period 2015-06-30
VAPOR CORP.
filed 2015-08-14
CIK 844856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

[  ] Yes [X] No

As of August 11, 2015, there were 8,470,505 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

VAPOR CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,370,090	$471,194
Due from merchant credit card processor, net of reserve for chargebacks of $17,668 and $2,500, respectively	267,350	111,968
Accounts receivable, net of allowance of $101,529 and $369,731, respectively	281,207	239,652
Inventories	2,166,545	2,048,883
Prepaid expenses and vendor deposits	517,633	664,103
Loans receivable, net	-	467,095
Deferred financing costs, net	294,192	122,209
TOTAL CURRENT ASSETS	4,897,017	4,125,104

Property and equipment, net of accumulated depreciation of $216,024 and $84,314, respectively	663,645	712,019
Intangible assets, net of accumulated amortization of $88,707 and $0, respectively	1,991,893	-
Goodwill	15,654,484	-
Other assets	161,547	91,360

TOTAL ASSETS	$23,368,586	$4,928,483

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,176,229	$1,920,135
Accrued expenses	1,576,202	975,112
Senior convertible notes payable – related parties, net of debt discount of $468,750 and $1,093,750, respectively	781,250	156,250
Senior convertible notes payable – net of debt discount of $216,431 and $0, respectively	1,533,569	-
Convertible notes, net of debt discount of $33,814 and $0, respectively	533,186	-
Notes payable – related party	1,000,000	-
Current portion of capital lease	52,015	52,015
Term loan	254,019	750,000
Customer deposits	93,147	140,626
Income taxes payable	3,092	3,092
Derivative liabilities	906,885	-
TOTAL CURRENT LIABILITIES	8,909,594	3,997,230

Capital lease, net of current portion	103,005	119,443
TOTAL LIABILITIES	9,012,599	4,116,673

COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 150,000,000 and 50,000,000 shares authorized, respectively, 7,694,744 and 3,352,382 shares issued and outstanding, respectively	7,695	3,352
Additional paid-in capital	38,314,646	16,040,361
Accumulated deficit	(23,966,354)	(15,231,903)
TOTAL STOCKHOLDERS’ EQUITY	14,355,987	811,810

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,368,586	$4,928,483

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2015	2014	2015	2014

SALES, NET	$3,011,303	$6,081,322	$4,479,924	$10,873,866
Cost of goods sold	1,651,605	4,542,594	3,302,715	8,374,522
GROSS PROFIT	1,359,698	1,538,728	1,177,209	2,499,344

EXPENSES:
Selling, general and administrative	3,534,304	2,442,018	6,777,493	5,211,742
Advertising	67,398	776,017	172,575	1,143,633
Total operating expenses	3,601,702	3,218,035	6,950,068	6,355,375
Operating loss	(2,242,004)	(1,679,307)	(5,772,859)	(3,856,031)
Other (expense) income:
Amortization of deferred financing cost	(77,129)	-	(112,046)	-
Change in fair value of derivative liabilities	214,768	-	176,803	-
Stock-based expense in connection with waiver agreements (See Note 6)	(2,113,889)		(2,113,889)
Interest expense	(504,668)	(29,182)	(843,443)	(57,616)
Interest expense – related party	(30,333)	-	(70,333)	-
Interest income	-	-	1,316	-
Total other expense	(2,511,251)	(29,182)	(2,961,592)	(57,616)
LOSS BEFORE INCOME TAX BENEFIT	(4,753,255)	(1,708,489)	(8,734,451)	(3,913,647)
Income tax benefit	-	657,324	-	1,409,724
NET LOSS	$(4,753,255)	$(1,051,165)	$(8,734,451)	$(2,503,923)
LOSS PER SHARE-BASIC AND DILUTED	$(0.69)	$(0.32)	$(1.55)	$(0.77)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	6,901,868	3,275,535	5,648,617	3,262,513

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2015	3,352,382	$3,352	$16,040,361	$(15,231,903)	$811,810

Issuance of common stock in connection with the Merger (See Note 3)	2,718,307	2,718	17,025,681	—	17,028,399
Issuance of common stock and warrants in connection with private placement, net of offering costs	686,463	687	2,941,273	—	2,941,960
Contribution of note and interest payable to Vaporin to capital in connection with the Merger	—	—	354,029	—	354,029
Cancellation of common stock as a result of early termination of consulting agreement	(30,000)	(30)	30	—	—
Issuance of common stock in connection with consulting services	27,500	28	142,972	—	143,000
Issuance of common stock in connection with delivery of restricted stock units (See Note 3)	292,191	292	(292)	—	—
Issuance of common stock in connection with waiver deferral agreements (See Note 6)	647,901	648	1,327,548	—	1,328,196
Warrants issued as offering costs in connection with convertible note payable	—	—	87,779	—	87,779
Stock-based compensation expense	—	—	395,265	—	395,265
Net loss	—	—	—	(8,734,451)	(8,734,451)
Balance – June 30, 2015	7,694,744	$7,695	$38,314,646	$(23,966,354)	$14,355,987

See notes to condensed consolidated financial statements

VAPOR CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES:

Net loss	$(8,734,451)	$(2,503,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in allowances	-	95,041
Depreciation	209,330	8,224
Loss on disposal of assets	289,638	-
Amortization of debt discount	765,237	-
Amortization of deferred financing cost	112,046	-
Write-down of obsolete and slow moving inventory	70,657	-
Stock-based compensation expense	538,263	984,109
Stock-based expense in connection with waiver agreements (See Note 6)	2,113,889	-
Deferred income tax benefit	-	(1,410,559)
Change in fair value of derivative liabilities	(176,803)	-
Changes in operating assets and liabilities:
Due from merchant credit card processors	45,759	91,227
Accounts receivable	39,701	279,137
Inventories	793,239	(250,902)
Prepaid expenses and vendor deposits	174,491	22,526
Other assets	(70,187)	(32,659)
Accounts payable	(266,914)	106,121
Accrued expenses	348,345	(3,631)
Customer deposits	(47,479)	(138,584)
Income taxes	-	(2,715)
NET CASH USED IN OPERATING ACTIVITIES	(3,795,239)	(2,756,588)

INVESTING ACTIVITIES:
Cash received in connection with Merger	136,468	-
Collection of loans receivable	467,095	-
Purchases of property and equipment	(155,219)	(5,846)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:	448,344	(5,846)

FINANCING ACTIVITIES:
Proceeds from private placement of common stock and warrants, net of offering costs	2,941,960	-
Payment of offering costs in connection with convertible notes payable	(196,250)	(109,104)
Proceeds from issuance of senior convertible notes payable	1,662,500	-
Principal payments on term loan payable	(495,981)	(369,230)
Principal payments of capital lease obligations	(16,438)	-
Proceeds from loan payable to Vaporin, Inc.	350,000	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,245,791	(478,334)

INCREASE (DECREASE) IN CASH	898,896	(3,240,768)
CASH — BEGINNING OF PERIOD	471,194	6,570,215
CASH — END OF PERIOD	$1,370,090	$3,329,447
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$43,626	$59,077
Cash paid for income taxes	2,791	-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cashless exercise of common stock purchase warrants	$-	$143
Embedded conversion feature recorded as debt discount and derivative liability	$248,359	$-
Recognition of debt discount in connection with convertible note discount	$87,500	$-
Warrants issued as offering costs	$87,779	$-
Contribution of note and interest payable to Vaporin to capital in connection with the Merger	$354,029	$-
Cancellation of common stock for early termination of consulting agreement	$30	$-
Issuance of common stock in connection with delivery of restricted stock units	$292	$-

Purchase Price Allocation in connection with the Merger:

Cash	$136,468	-
Accounts receivable	81,256	-
Merchant credit card processor receivable	201,141
Prepaid expense and other current assets	28,021	-
Inventory	981,558	-
Property and equipment	206,668	-
Accounts payable and accrued expenses	(779,782)	-
Derivative liabilities	(49,638)	-
Notes payable, net of debt discount of $54,623	(512,377)	-
Notes payable – related party	(1,000,000)	-
Net liabilities assumed	$(706,685)	-

Consideration:
Value of common stock issued	17,028,399	-
Excess of liabilities over assets assumed	706,685	-
Total consideration	$17,735,084	-

Total excess consideration over net assets acquired	$17,735,084	-
Amount allocated to goodwill	15,654,484	-
Amount allocated to identifiable intangible assets	2,080,600	-
Remaining unallocated consideration	$-	-

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

Vapor operates eleven Florida-based vape stores and is focusing on expanding the number of Company operated stores as well as launching a franchise program. Vapor also designs, market, and distribute vaporizers, e-liquids, electronic cigarettes and accessories under the emagine vaporTM, Krave®, Fifty-One® (also known as Smoke 51), Vapor X®, Hookah Stix® and Alternacig® brands. Vapor also designs and develops private label brands for distribution customers. Third party manufacturers manufacture Vapor’s products to meet their design specifications. Vapor markets their products as alternatives to traditional tobacco cigarettes and cigars. In 2014, as a response to market product demand changes, Vapor began to shift its primary focus from electronic cigarettes to vaporizers. “Vaporizers” and “electronic cigarettes,” or “e-cigarettes,” are battery-powered products that enable users to inhale nicotine vapor without smoke, tar, ash, or carbon monoxide.

Vapor offers vaporizers and e-cigarettes and related products through our vape stores, online, to retail channels through our direct sales force, and through third party wholesalers, retailers and value-added resellers. Retailers of our products include small-box discount retailers, big-box retailers, gas stations, drug stores, convenience stores, and tobacco shops and kiosk locations in shopping malls throughout the United States. Vapor leverages its ability to design, market and develop multiple vaporizer and e-cigarette brands and to bring those brands to market through its multiple distribution channels including the vape stores, online and through retail operations operated by third parties. The Company’s business strategy is currently focused on a multi-pronged approach to diversify our revenue streams to include the Vape Store brick-and-mortar retail locations which Vaporin had successfully deployed.

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

These unaudited condensed consolidated financial statements for the three and six months ended June 30, 2015 and 2014 should be read in conjunction with the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K for such year as filed with the SEC on March 31, 2015. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

On July 7, 2015, the Company filed an amendment to its Certificate of Incorporation to effectuate a one-for-five reverse stock split to its common stock and to increase its authorized common stock to 150,000,000 shares. The amendments were effective on July 8, 2015. All warrant, option, common stock shares and per share information included in these condensed consolidated financial statements gives effect to the 1 for 5 reverse split of the Company’s common stock effectuated on July 8, 2015.

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

Subsequent Underwritten Offering

On July 30, 2015, the Company closed a registered public offering of 3,761,657 Units at $11.00 per Unit for gross proceeds of approximately $41.4 million and net proceeds of approximately $38.7 million. Each Unit consisted of one-fourth of a share of Series A preferred stock and 20 Series A warrants. Each one-fourth of a share of Series A preferred stock is convertible into 10 shares of common stock and each Series A warrant is exercisable into one share of common stock at an exercise price of $1.24 per share (See Note 9).

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

At June 30, 2015 accounts receivable balances included a concentration from one customer of an amount greater than 10% of the total net accounts receivable balance ($33,856 from Customer A). As to revenues in fiscal 2015, only one customers accounted for sales in excess of 10% of the net sales for the three and six months ended June 30, 2015 ($212,981 and $289,920, respectively from Customer A) At December 31, 2014 accounts receivable balances included a concentration from one customer of an amount greater than 10% of the total net accounts receivable balance ($172,684 from Customer A). As to revenues in fiscal 2014, two customers accounted for sales in excess of 10% of the net sales for the three and six months ended June 30, 2014 ($1,226,320 and $1,506,880, respectively from Customer A) and $1,082,475 and $1,455,593 from Customer B).

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets are recorded at cost, or when acquired as part of a business acquisition, at estimated fair value. Certain identifiable intangible assets are amortized over 5 and 10 years. Similar to tangible personal property and equipment, the Company periodically evaluates identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairment existed at June 30, 2015.

Indefinite-lived intangible assets, such as goodwill are not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis at December 31st or when events or changes in circumstances indicate evidence of potential impairment exists, using a fair value based test.

As more fully disclosed in Note 3, the Company’s amortizable intangible assets consist of the customer relations, trade names and technology, and assembled workforce that were capitalized in connection with the completion of the Merger. Accumulated amortization on the amortizable intangible assets amounted to $88,707 at June 30, 2015. Amortization expense for the three and six months ended June 30, 2015 amounted to $66,530 and $88,707, respectively. The weighted-average remaining amortization period of the Company’s amortizable intangible assets is approximately 6.34 years as of June 30, 2015. The estimated future amortization of the intangible assets is as follows:

For the years ending December 31,	Amount
2015 (remaining)	$133,060
2016	266,120
2017	266,120
2018	266,120
2019	266,120
Thereafter	794,353
Total	$1,991,893

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

The Company estimates fair values of derivative instruments and hybrid instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective of measuring fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex instruments, such as free-standing warrants, the Company generally uses the Simple Binomial Lattice model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as the Simple Binomial Lattice model or the Black-Scholes-Merton valuation model) are highly volatile and sensitive to changes in the trading market price of the Company’s common stock. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s income (loss) going forward will reflect the volatility in these estimates and assumption changes. Under ASC 815, increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

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

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03 (ASU 2015-03), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015, earlier adoption is permitted. The Company is currently evaluating the potential impact, if any, the early adoption of this standard will have on the Company’s consolidated financial position.

Note 3. MERGER WITH VAPORIN, INC

On December 17, 2014, the Company entered into the Merger Agreement with Vaporin pursuant to which Vaporin was to merge with and into the Company with Vapor being the surviving and controlling entity (as a result of the current stockholders of the Company maintaining more than 50% ownership in the Company’s outstanding shares of common stock and the current Vapor directors comprising the majority of the board). The Merger closed on March 4, 2015 and the purchase price consideration paid by the Company consisted of the following:

1.	100% of the issued and outstanding shares of Vaporin common stock (including shares of common stock issued upon conversion of Vaporin preferred stock immediately prior to the consummation of the merger in accordance with the Merger Agreement) were converted into, and became 2,718,307 shares of the Company’s common stock such that the former Vaporin stockholders collectively hold approximately 45% of the issued and outstanding shares of the Company’s common stock following consummation of the Merger. The aggregate value of these shares issued was $14,949,328, or approximately $5.50 per share, and was based on the closing price of the Company’s common stock on March 4, 2015.

2.	100% of the issued shares of Vaporin restricted stock units were converted into the right to receive 378,047 shares of the Company’s common stock. The restricted stock units became fully-vested in connection with the Merger and as a result, were included as a part of the Company’s purchase price as no further services from the holders were required to be provided to the Company. The aggregate value of these shares issued was $2,079,071, or approximately $5.50 per share, and was based on the closing price of the Company’s common stock on March 4, 2015. Based on the terms of the Merger Agreement, the Company has agreed to issue these in twelve equal monthly instalments, with the first delivery date being the date of the closing of the Merger, however, all shares of common stock to be delivered by March 15, 2016 to the extent they were not previously delivered. Of the total number of shares to be issued, the Company has issued 292,191 through June 30, 2015.

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

Purchase Consideration
Value of consideration paid:	$17,735,084

Tangible assets acquired and liabilities assumed at fair value
Cash	$136,468
Due from merchant credit card processor	201,141
Accounts receivable	81,256
Inventories	981,558
Property and Equipment	206,668
Other Assets	28,021
Notes payable, net of debt discount of $54,623	(512,377)
Notes payable – related party	(1,000,000)
Accounts Payable and accrued expenses	(779,782)
Derivative Liabilities	(49,638)
Excess of liabilities over assets assumed	$(706,685)

Consideration:
Value of common stock issued	17,028,399
Excess of liabilities over assets assumed	706,685
Total purchase price	$17,735,084

Identifiable intangible assets
Trade names and technology	1,500,000
Customer relationships	488,274
Assembled workforce	92,326
Total Identifiable Intangible Assets	2,080,600
Goodwill	15,654,484
Total allocation to identifiable intangible assets and goodwill	$17,735,084

In addition, in connection with the Merger, an aggregate $354,029 of a note and interest payable by the Company to Vaporin was forgiven.

In connection with the Merger Agreement, the Company also issued 49,594 warrants to purchase the Company’s common stock to certain warrant holders of Vaporin as replacement for warrants issued in connection with previous Vaporin note payable issuances. In addition, the Company also issued 3,947 options to purchase common stock to certain holders of Vaporin as replacement for options issued for services. The Company determined that based on the remaining term of the warrants and options as well as the nature of the remaining services to be provided by the holders that the value of the warrants and options at the date of the Merger was not material.

The Company was unable to report the financial results of Vaporin for the period from the date the Merger closed on March 4, 2015 through June 30, 2015. The accounting and reporting operations of Vaporin were fully integrated into the Company at Merger and it is impracticable to separate. The following presents the unaudited pro-forma combined results of operations of the Company with Vaporin as if the acquisition occurred on January 1, 2014.

	For the three months Ended June 30,		For the six months Ended June 30,
	2015	2014	2015	2014

Revenues	$3,011,303	$4,975,337	$5,596,187	$11,476,029
Net Loss	$(4,753,255)	$(2,590,724)	$(10,132,182)	$(5,081,840)
Net Loss per share	$(0.69)	$(0.59)	$(1.54)	$(1.15)
Weighted Average number of shares outstanding	6,901,868	4,407,214	6,579,749	4,416,176

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

The Company’s net operating loss carryovers may be subject to limitation under Internal Revenue Code section 382 should there be a greater than 50% ownership change as determined under the regulations.  The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code has occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards (“NOLs”) attributable to periods before the changes. Any limitations may result in expiration of a portion of the NOL’s before utilization.

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

In connection with the completion of the Merger on March 4, 2015, Emagine became a wholly-owned subsidiary of the Company.

Note 4. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	June 30, 2015	December 31, 2014

Commissions payable	$170,000	$179,000
Retirement plan contributions	42,000	80,000
Accrued severance	119,000	82,000
Accrued customer returns	342,000	360,000
Accrued payroll	133,000	-
Accrued interest	153,000	-
Accrued legal	380,917	-
Other accrued liabilities	236,285	274,112
Total	$1,576,202	$975,112

Note 5. NOTES PAYABLE AND RECEIVABLE

$567,000 Convertible Notes Payable

Between January 20, 2015 and January 23, 2015, Vaporin entered into a Securities Purchase Agreement with certain accredited investors providing for the sale of $567,000 of Vaporin’s Convertible Notes (the “Vaporin Notes”) and calculated a debt discount on the date of the Merger at $54,623. The Vaporin Notes accrue interest on the outstanding principal at an annual rate of 10%. The principal and accrued interest on the Notes were due and payable between January 20, 2016 and January 23, 2016. During the three and six months ended June 30, 2015, the Company amortized $15,607 and $20,809 of deferred debt discount, respectively, which is included in interest expense on the condensed consolidated statements of operations.

Subsequently, between July 31, 2015 and August 5, 2015, the Vaporin Notes were repaid in full including $567,000 in principal and $29,853 interest.

$350,000 Convertible Notes Payable

On January 29, 2015, the Company issued a $350,000 convertible promissory note (the “Note”) to Vaporin in consideration for a loan of $350,000 made by Vaporin to the Company. The Note accrued interest on the outstanding principal at an annual rate of 12%. In connection with the completion of the Merger on March 4, 2015, the $350,000 Note along with accrued interest of $4,029 was forgiven.

$1,000,000 Note Payable to a Related Party

On December 8, 2014, Emagine entered into a Secured Line of Credit Agreement (the “Agreement”), effective as of December 1, 2014, with one affiliated shareholder of the Company and two unaffiliated investors (the “Lenders”). Under the Agreement, the Lenders agreed to advance up to $3,000,000 in three equal tranches in exchange for secured promissory notes which mature on March 31, 2016, bear interest at 12% per annum, and are secured by a first lien on the assets of Emagine. The Company drew on a first tranche of funding under the Agreement on December 1, 2014.

The funds were used to purchase and/or open Vape Stores similar to those operated by the Company. In connection with the completion of the Merger on March 4, 2015, Emagine became a wholly-owned subsidiary of the Company, and the debt was assumed by the Company. Subsequently on August 3, 2015, the Secured Line of Credit Agreement was repaid in full including $1,000,000 in principal and $80,548 interest. Interest of $70,333 was incurred and accrued as of June 30, 2015 and included in accrued expenses on the condensed consolidated balance sheet.

$1,250,000 Senior Convertible Notes Payable to Related Parties

On November 14, 2014, the Company entered into securities purchase agreements with certain accredited investors who are also stockholders of Vaporin providing for the sale of $1,250,000 in aggregate principal amount of the Company’s senior convertible notes (the “$1,250,000 Senior Convertible Notes”) and common stock purchase warrants to purchase up to an aggregate of 227,273 shares of the Company’s common stock, $0.001 par value per share with an exercise price of $10.00 per share. The $1,250,000 Senior Convertible Notes accrue interest on the outstanding principal at an annual rate of 7% per annum. The principal and accrued interest on the Notes are due and payable on November 14, 2015, the maturity date of the Notes. Interest of $54,658 and $11,267 was incurred an accrued through June 30, 2015 and December 31, 2014, respectively, and is included in accrued expenses on the condensed consolidated balance sheets. During the three and six months ended June 30, 2015, the Company amortized $34,917 and $69,835 of deferred financing costs associated with the $1,250,000 Senior Convertible Notes. During the three and six months ended June 30, 2015, the Company amortized $312,500 and $625,000 of deferred debt discount, respectively, which is included in interest expense on the condensed consolidated statements of operations.

Subsequently, between July 31, 2015 and August 3, 2015, the $1,250,000 Senior Convertible Notes were paid $1,250,000 in principal and $459,100 interest. The Company is presently evaluating whether additional prepayment premiums are owed to holders of the convertible notes due November 2015.

$467,095 Notes Receivable

On January 12, 2015, the Company entered into an agreement with International Vapor Group, Inc. (“IVG”) whereby the Company agreed to reduce the $500,000 principal amount of the loan receivable by $50,000 if IVG were to remit payment of all principal and interest accrued on the loan receivable within one day. The Company included the write-down of the loan receivable in selling, general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2014. On January 13, 2015, IVG repaid the Company in full.

$1,750,000 Convertible Debenture

On June 25, 2015, the Company received gross proceeds of $1,662,500 in connection with entering into a Securities Purchase Agreement, dated as of June 22, 2015, with certain purchasers in exchange for the issuance of convertible notes with a face value of $1,750,000 (the “Debentures”). The $87,500 (or 5%) original issue discount was recorded as a debt discount by the Company on the date the Debentures were issued and is being amortized using the effective interest method over the life of the Debentures.

The Company incurred aggregate cash offering costs associated with the issuance of the Debentures of $196,250. Net proceeds to the Company from sale of the Debentures, after payment of commissions and legal fees of the lead investor, were $1,466,250. The Debentures mature on December 22, 2015, and accrue interest at 10% per year. For acting as placement agent in the offering of the Debentures, the Company paid Chardan Capital Management, LLC (the “Placement Agent”) a fee equal to 10% of the gross proceeds from the sale of the Debentures, and issued the Placement Agent 70,000 five-year warrants exercisable at $2.50 per share. The value of the warrants granted to the placement agent of $87,779 was recorded as deferred financing costs on the Company’s condensed consolidated balance sheet that will be amortized over the term of the Debentures. During the three and six months ended June 30, 2015, the Company amortized $42,211 of deferred financing costs associated with the Debentures.

Amounts of principal and accrued interest under the Debentures are convertible into common stock of the Company at a price per share of $2.50. The conversion feature embedded within the Debentures was determined to be a derivative instrument as the exercise price may be lowered if the Company issues securities at a lower price in the future (See Note 7). The aggregate fair value of the embedded conversion features was $248,359 and was recorded as a derivative liability and a debt discount on the condensed consolidated balance sheet on the date the Debentures were issued. The Company is amortizing the debt discount using the effective interest method over the life of the Debentures. During the three and six months ended June 30, 2015, the Company amortized $119,428 of the deferred debt discount, which is included in interest expense on the condensed consolidated statements of operations.

Principal and accrued interest on the Debentures are payable in three approximately equal installments on September 22, 2015, October 22, 2015 and December 22, 2015, at the election of the holders of the Debentures, (i) in cash for an additional 25% premium, or (ii) in common stock of the Company at a price per share of $2.50. As lead investor under the Securities Purchase Agreement, Redwood Management, LLC received a right of first refusal to purchase up to 100% of the securities offered by the Company in future private placement offerings through December 22, 2015. The Company’s obligations under the Debentures can be accelerated in the event the Company undergoes a change in control and other customary events of default. In the event of default and acceleration of the Company’s obligations, the Company would be required to pay 130% of amounts of principal and interest then outstanding under the Debentures. The Company’s obligations under the Debentures are secured under a Security Agreement, under which Redwood Management, LLC acts as Collateral Agent, by a second lien on substantially all of the Company’s assets, including all of the Company’s interests in its consolidated subsidiaries.

Subsequently, between July 31, 2015 and August 4, 2015, the Debentures were paid in full including $1,750,000 in principal and $459,100 of interest and payment premium.

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

Under the terms of the Consulting Agreement, the Company issued to Mr. Kavanaugh 80,000 shares of its common stock, of which 10,000 shares vested immediately while the remaining 70,000 shares vest in installments of 10,000 shares per quarterly period beginning on the 90th day following February 3, 2014 and each ensuing quarterly period thereafter so long as the Consulting Agreement has not been terminated and during each quarterly period Knight Global has presented the Company with a minimum of six (6) bona fide opportunities for activities specified in the Consulting Agreement that are intended to increase awareness of the Company’s electronic cigarettes. In addition, during the term of the Consulting Agreement, which is 2 years, and during an 18-month post-termination period, the Company has agreed to pay Knight Global commissions payable in cash equal to 6% of “net sales” (as defined in the Consulting Agreement) of its products to retailers introduced by Knight Global and to retailers with which the Company has existing relationships and with which Knight Global is able, based on its verifiable efforts, to increase net sales of the Company’s products.

The grant date fair value of the common shares issued on February 3, 2014 was $3,080,000 based on closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, on February 3, 2014. On January 24, 2015, the Company and Knight Global mutually agreed to terminate the Consulting Agreement as it was in the best interests of both parties to do so. As a result of such termination, the Company issued 10,000 shares of its common stock to Knight Global pursuant to the early termination provisions of the Consulting Agreement. The Company cancelled 30,000 shares that were not vested that had been previously issued to Mr. Kavanaugh. In addition, on January 24, 2015, the Company received notice from Ryan Kavanaugh, a director of the Company that he had resigned from the Company’s board of directors, effective immediately.

During the three months ended June 30, 2015 and 2014, the Company recognized stock-based compensation expense, for the Consulting Agreement, in the amount of $0 and $336,875, respectively, and during the six months ended June 30, 2015 and 2014, stock-based compensation expense in the amount of $322,067, and $929,183, respectively, which is included as part of selling, general and administrative expense in the accompanying condensed consolidated statements of operations

Private Placement of Common Stock

In connection with the Merger, on March 3, 2015, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors providing for the sale 686,463 shares of the Company’s Common Stock, par value $0.001 per share, at a price of $5.10 per share, for aggregate gross proceeds of $3,500,960. The Company also issued Warrants to purchasers of the shares to acquire an aggregate of 547,029 shares of the Company’s Common Stock with an exercise price of $6.40 per share. The shares and Warrants were issued and sold through an exempt private securities offering to certain accredited investors. The Company incurred aggregate offering costs of $559,000 in connection with the private placement, of which $350,000 was paid to Palladium Capital Advisors, the Company’s placement agent.

Under the Purchase Agreement, the Company made certain customary representations and warranties to the purchasers concerning the Company and its operations. The Company has also agreed to register the Common Stock and the Warrants for resale pursuant to an effective registration statement which must be filed within 45 days of March 3, 2015 and must be effective by the later of (i) the 90th day following March 3, 2015 (if no SEC review) or (ii) the 120th day following March 3, 2015 (if subject to SEC review). If the Form S-3 Registration Statement is not effective for resales for more than 10 consecutive days or more than 15 days in any 12 month period during the registration period (i.e., the earlier of the date on which the shares have been sold or are eligible for sale under SEC Rule 144 without restriction), the Company is required to pay the investors (other than its participating officers and directors) liquidated damages in cash equal to 1.5% of the aggregate purchase price paid by the investors for the shares for every 30 days or portion thereof until the default is cured. Such cash payments could be as much as $52,500 for every 30 days. The initial Form S-3 was filed on April 17, 2015 and declared effective by the SEC on June 5, 2015.

Shares Issued in Connection with Waiver Agreements

On June 19, 2015, the Company entered into agreements (the “Waivers”), with certain investors in each of its private placement offerings under the Securities Purchase Agreement dated March 3, 2015 (the “2015 Agreement”) and the Securities Purchase Agreement dated November 14, 2014 (the “2014 Agreement,” and with the 2015 Agreement, the “Agreements”). Under the terms of the Waivers, the signatories thereto (the “Prior Investors”) agreed to amend the Agreements and waive or modify certain terms thereunder, including certain restrictions on the completion of subsequent securities offerings by the Company. In exchange, the Company agreed to issue the Prior Investors a total of 647,901 shares of common stock (including 142,000 shares issued to the lead investor under each of the Agreements in its capacity as lead investor) and 595,685 five-year warrants exercisable at $2.525 per share. The grant date fair value of the common stock and warrants issued with the Waivers was $1,328,196 and $785,691, respectively, and was recorded in other expenses on the condensed consolidated statement of operations for the six months ended June 30, 2015.

The warrants issued in connection with the Waivers were determined to be derivative instruments as their exercise prices may be lowered if the Company issues securities at a lower price in the future (See Note 7). The aggregate fair value of the warrants was $785,691 and was recorded as a derivative liability on the condensed consolidated balance sheet on the date the warrants were issued.

In the event that, prior to November 14, 2015, the Company issues shares of common stock, or securities convertible into common stock, at an effective price per share of less than $2.70, the Prior Investors will be entitled to the issuance of additional shares (the “Additional Shares”), the exact amount of which will depend on the effective price per share of such subsequent issuance, but which will not exceed a total of 465,720 shares. The Company will not issue any shares of common stock requiring shareholder approval under the Rules of the Nasdaq Stock Market without receipt of such approval. The Company will not issue any of the Additional Shares unless the 647,901 shares of common stock, the shares issuable upon conversion of the Debentures and the Additional Shares are either within the 19.9% Nasdaq limitation or the issuance is approved by shareholders. The Company agreed to file a registration statement with the Securities and Exchange Commission (“SEC”) registering the shares and warrant shares issued to the Prior Investors under the Waivers. The registration statement was filed on August 3, 2015 and as of the date of this filing it has not been declared effective by the SEC.

Subsequently the Company issued shares of common stock in connection with a registered public offering on July 30, 2015. This effectively triggered the Additional Shares that have been calculated by the Company as approximately 2.6 million common shares to be issued. Pursuant to the Rules of the Nasdaq Stock Market, the company must seek shareholder approval before issuing approximately 1.8 million of these shares.

Warrants

A summary of warrant activity for the six months ended June 30, 2015 is presented below:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	243,218	$10.06	5.0	-
Warrants granted	1,214,855	4.35	5.0	-
Warrants exercised	-	-	-	-
Warrants Assumed in Merger	49,594	26.22	3.1	-
Warrants forfeited or expired	-	-	-	-

Outstanding at June 30, 2015	1,507,667	$5.99	4.2	$-

Exercisable at June 30, 2015	1,507,667	$5.99	4.2	$-

Stock-based Compensation

Stock option activity

Options outstanding at June 30, 2015 under the various plans are as follows:

Plan	Total Number of Options Outstanding under Plans
Equity compensation plans not approved by security holders	180,000
Equity Incentive Plan	49,633
229,633

A summary of activity under all option Plans at June 30, 2015 and changes during the six months ended June 30, 2015:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	268,860	$3.64	-	$-
Options granted	3,947	28.07	-	-
Options exercised	-	-	-	-
Options forfeited or expired	43,173	4.11	-	-
Outstanding at June 30, 2015	229,633	$3.98	6.07	$-
Exercisable at June 30, 2015	218,727	$11.49	6.46	$-
Options available for grant at June 30, 2015	300,707

During the three months ended June 30, 2015 and 2014, the Company recognized stock-based compensation expense in connection with the amortization of stock options expense of $30,688 and $36,820, respectively. During the six months ended June 30, 2015 and 2014, the Company recognized stock-based compensation expense in connection with the amortization of stock option expense of $73,197 and $54,926, respectively. Stock-based compensation expense is included as part of selling, general and administrative expense in the accompanying condensed consolidated statements of operations. No employee stock options were granted during the first half of 2015, with the exception of the 3,947 options granted in connection with the Merger, for which the grant date fair value was determined to be immaterial.

At June 30, 2015 the amount of unamortized stock-based compensation expense on unvested stock options granted to employees, directors and consultants was $239,502 and will be amortized over 2.0 years.

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

	June 30,
	2015	2014

Convertible debt	1,144,487	-
Stock options	229,633	242,376
Warrants	1,507,667	4,582
Total	2,881,787	246,958

Note 7. FAIR VALUE MEASUREMENTS

The fair value framework under the Financial Accounting Standards Board’s guidance requires the categorization of assets and liabilities into three levels based upon the assumptions used to measure the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3, if applicable, would generally require significant management judgment. The three levels for categorizing assets and liabilities under the fair value measurement requirements are as follows:

●	Level 1: Fair value measurement of the asset or liability using observable inputs such as quoted prices in active markets for identical assets or liabilities;

●	Level 2: Fair value measurement of the asset or liability using inputs other than quoted prices that are observable for the applicable asset or liability, either directly or indirectly, such as quoted prices for similar (as opposed to identical) assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

●	Level 3: Fair value measurement of the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.

The following table summarizes the liabilities measured at fair value on a recurring basis as of June 30, 2015:

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Embedded conversion feature	$-	$-	$175,808	$175,808
Warrant liabilities	-	-	731,077	731,077
Total derivative liabilities	$-	$-	$906,885	$906,885

The following table summarizes the liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Warrant liabilities	$-	$-	$-	$-
Total derivative liability	$-	$-	$-	$-

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

The Company deems financial instruments which do not have fixed settlement provisions to be derivative instruments. The common stock purchase warrants reissued by the Company in connection with the Merger, common stock purchase warrants granted in connection with the Waivers (see Note 6) as well as the embedded conversion feature within the Debentures (see Note 5) do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future. In accordance with FASB ASC Topic No. 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Stock”, the embedded conversion options and the warrants were accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. In accordance with ASC 815, the Company has bifurcated the conversion feature of the convertible Debentures and warrant derivative instruments and recorded derivative liabilities on their issuance date. The Company used a Binomial Lattice model to value the derivative liabilities. These derivative liabilities are then revalued on each reporting date.

The Company’s derivative liabilities are carried at fair value and were classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. Although the Company determined the warrants include an implied downside protection feature, it performed a Simple Binomial Lattice model and concluded that the value of the feature is de minimus.

The following table summarizes the values of certain assumptions used by the Company’s custom model to estimate the fair value of the warrant liabilities as of June 30, 2015:

June 30, 2015
(Unaudited)
Stock price	$1.61
Weighted average strike price	$1.20 – 2.50
Remaining contractual term (years)	0.50 to 5 years
Volatility	108.0%
Risk-free rate	0.03 to 2.82%
Dividend yield	0.0%

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the three months ended June 30, 2015	For the six months ended June 30, 2015
Beginning balance	$87,603	$—
Fair value of warrant liabilities reissued in connection with the Merger	—	49,638
Conversion features embedded within the Debentures	248,359	248,359
Warrants issued in connection with the Waivers	785,691	785,691
Change in fair value of derivative liabilities	(214,768)	(176,803)
Ending balance	$906,885	$906,885

Note 8. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its Florida office and warehouse facilities under a twenty-four month lease agreement with an initial term through April 30, 2013 that the Company extended in March 2015 when it exercised the second of three successive one-year renewal options. The lease provides for annual rental payments of $144,000 per annum (including 45 days of total rent abatement) during the initial twenty-four month term and annual rental payments of $151,200, $158,760 and $174,636 during each of the three one-year renewal options. In October 2013, the Company amended the master lease to include an additional approximately 2,200 square feet for an additional annual rental payment of $18,000 subject to the same renewal options and other terms and conditions set forth in the master lease. During the year ended December 31, 2014, the Company entered into nine (9) real estate leases for eight (8) new retail kiosks and one (1) new retail store. The kiosks opened during the fourth quarter of 2014 and the store is scheduled to open during 2015. The kiosks are located in malls in Florida, Maryland, New Jersey and Texas. The retail store is located in Ft. Lauderdale, FL. Under these leases, the initial lease terms range from one to five years, the Company is required to pay base and percentage rents and the Company is required to pay for common area and maintenance charges and utilities. In addition through the merger which occurred on March 4, 2015 the Company acquired additional lease commitments which included one (1) Florida office space and eleven (11) new retail stores.

During three months ended June 30, 2015, the Company closed the four kiosks located in Maryland and New Jersey. The Company settled the lease commitment with landlord on all four leases with two payments of $18,812 each for a total of $37,624. The landlord also kept the deposits on these leases in the amount of $18,500. These amounts were expensed for a total amount of $56,124 during the three months ended June 30, 2015.

Also during the three months ended June 30, 2015, the Company settled the lease commitment with the landlord of the retail store located in Ft. Lauderdale, FL. with a single payment of $45,000. The landlord also kept the deposit on this leases in the amount of $8,309. Therefore, the Company incurred expense in the total amount of $53,309 during the three months ended June 30, 2015.

Future minimum lease payments under non-cancelable operating that have initial or remaining terms in excess of one year at June 30, 2015 are due as follows:

The remaining minimum annual rents for the years ending December 31 are:

2015 (remainder)	$286,253
2016	503,601
2017	477,309
2018	255,941
2019	153,386
2020	18,961
Total	$1,695,451

Rent expense for the three months ended June 30, 2015 and 2014 was $276,975 and $46,174, respectively, and for the six months ended June 30, 2015 and 2014 was $492,062 and $91,012, respectively, and is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

Resignation of Chief Financial Officer

On March 27, 2015, Harlan Press notified the Company of his intention to resign from the Company, effective April 10, 2015. Mr. Press previously served as Chief Financial Officer of the Company. In connection with the Company’s previously disclosed merger with Vaporin, Inc. in March 2015, Mr. Press was appointed Vice-President of Finance of the Company. Mr. Press received severance compensation and accrued vacation in accordance with his employment agreement in the total amount of $159,810, which is divided into equal weekly payments that end on January 29, 2016 and has been included in accrued liabilities as of June 30, 2015. As of June 30, 2015, $116,433 of accrued severances is included in accrued expenses on the condensed consolidated balance sheet.

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of our business. There were no pending material claims or legal matters as of the date of this report other than two of the three following matters.

On June 22, 2012, Ruyan Investment (Holding) Limited (“Ruyan”) filed a second lawsuit against the Company alleging infringement of U.S. Patent No. 8,156,944 (the ‘944 Patent). Ruyan also filed separate cases for patent infringement against nine other defendants asserting infringement of the 944 Patent. Ruyan’s second lawsuit against the Company known as Ruyan Investment (Holdings) Limited vs. Vapor Corp. CV-12-5466 is pending in the United States District Court for the Central District of California. All of these lawsuits have been consolidated for discovery and pre-trial purposes. The Company intends to vigorously defend against this lawsuit.

On February 25, 2013, Ruyan’s second patent infringement lawsuit against the Company as well as all of the other consolidated lawsuits were stayed as a result of the Court granting a stay in one of the consolidated lawsuits. The Court granted the motion to stay Ruyan’s separate lawsuits against the Company and the other defendants based on the filing of a request for inter partes reexamination of the ’944 Patent at the United States Patent and Trademark Office.

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

On December 2, 2014, Fontem Ventures B.V. and Fontem Holdings 1 B.V. filed a complaint against the Company in the U.S. District Court for the Central District of California, captioned Fontem Ventures B.V., et al. v. Vapor Corp., No. 14-cv-09267. The Complaint alleges infringement by the plaintiffs against the Company relating to various Krave, Vapor X and Fifty-One products and parts. Fontem amended its compliant on December 16, 2014, to allege infringement of United States Patent No. 8,910,641, entitled “Electronic Cigarette” against the same products. On January 15, 2015, the Company filed its Answer and Counterclaims. Fontem, by way of its expert, has stated it is currently seeking $1,982,504 in monetary damages for alleged past infringement. Fontem is also seeking to enjoin sales of Vapor’s accused products. On August 10, 2015, the Court issued an Order modifying certain deadlines and asking the parties to submit proposed changes to the current case schedule that will most-likely extend the current November 2015 date for trial. The parties are currently in active expert discovery and briefing motions for summary judgement and to preclude the use of certain evidence. We have no further opinion on the outcome of these matters. The Company will vigorously defend itself against such allegations.

All of the above referenced cases filed by Fontem have been consolidated and are currently scheduled for trial in November 2015. The parties are currently in active fact discovery and claim construction.

On June 22, 2015, the Center for Environment Health, as plaintiff, filed suit against a number of defendants including Vapor Corp., its wholly-owned subsidiary, the Vape Store, Inc., Vaporin and another wholly-owned subsidiary, Vaporin Florida, Inc. The lawsuit was filed in the Superior Court of the State of California, County of Alameda. The suit seeks relief under California Proposition 65 which makes it unlawful for businesses to knowingly and intentionally expose individuals in California to chemicals known to cause birth defects or other harm without providing clear and reasonable warnings. All of the defendants are alleged to have sold products containing significant quantities of nicotine in violation of Proposition 65. The plaintiff is seeking a civil penalty against these defendants in the amount of $2,500 per day for each violation of Proposition 65, together with attorneys’ fees and costs. The Company and its subsidiaries are in the process of hiring counsel and intend to defend the allegations. The Company believes that all of the products sold by Vapor Corp. have always contained an appropriate warning. The Vape Store, Inc., operates vape stores located only in the State of Florida and has not, to the best of its knowledge, sold any products into the State of California.

Purchase Commitments

At June 30, 2015 and December 31, 2014, the Company has vendor deposits of $317,154 and $319,563, respectively, and vendor deposits are included as a component of prepaid expenses and vendor deposits on the condensed consolidated balance sheets included herewith.

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

On July 29, 2015, pursuant to the waiver agreements and in connection with the closing of the Company’s registered public offering the Company became obligated to issue prior investors a total of 2,559,437 additional shares of common stock. However, under Nasdaq Marketplace Rule 5635(d), which the Company is required to obtain shareholder approval before issuing 1,798,676 of these additional shares of common stock. Therefore, the Company will be seeking shareholder approval to permit the issuance of these 1,798,676 shares of common stock in order to be able to comply with both the Company’s contractual obligations to its past investors and the requirements of the Nasdaq Capital Market. The remaining 760,761 shares of common stock have been issued to the prior investors.

On July 30, 2015, the Company closed its public offering of 3,761,657 Units at $11.00 per Unit for gross proceeds of approximately $41.4 million and net proceeds of approximately $38.7 million. Each Unit consists of one-fourth of a share of Series A preferred stock and 20 Series A warrants. Each one-fourth of a share of Series A preferred stock will be convertible into 10 shares of common stock and each Series A warrant will be exercisable into one share of common stock at an exercise price of $1.24 per share.

The Units will automatically separate into the Series A preferred stock and Series A warrants on January 23, 2016, provided that the Units will separate earlier if at any time after August 24, 2015, the closing price of Vapor’s common stock is greater than $2.48 per share for 10 consecutive trading days, the Units are delisted, or the Series A warrants are exercised for cash (solely with respect to the Units that included the exercised Series A warrants).

In connection with the closing of this offering, on August 3, 2015, the Company paid Chardan Capital Markets, LLC (“Chardan”) $500,000 in satisfaction of an agreement between Chardan and the Company pursuant to which Chardan waived certain rights to participate in the public offering that were granted to Chardan under its previous agreements with the Company.

Between July 31, 2015 and August 5, 2015, the Company repaid a total of $4,567,000 in original principal amount of outstanding notes and debentures in addition to approximately $632,094 in accrued interest and premiums, for a total payment of $5,199,094. The amounts repaid included amounts outstanding under the Company’s $1,250,000 convertible notes due November 2015, the Company’s $567,000 convertible notes due January 2016, the Company’s $1,000,000 secured promissory notes due March 2016, and the Company’s $1,750,000 convertible debentures due between September 2015 and December 2015. The Company is presently evaluating whether additional prepayment premiums are owed to holders of the convertible notes due November 2015. Other than these potential payments owed to the November 2015 note holders, none of the foregoing obligations remain outstanding as a result of the repayments described herein.

On August 10, 2015, the Company entered into three-year Employment Agreements with Jeffrey Holman, the Company’s Chief Executive Officer, and Gregory Brauser, the Company’s President.  Each of the Employment Agreements provide for an annual base salary of $300,000 and a target bonus in an amount ranging from 20% to 200% of their base salaries subject to the Company meeting certain Adjusted EBITDA performance milestones.  Additionally, the Company approved a bonus of $100,000 to each of Mr. Holman and Mr. Brauser. Messrs. Holman and Brauser are also entitled to receive severance payments, including 2 years of their then base salary and other benefits in the event of a change of control, termination by the Company without cause, termination for good reason by the executive or non-renewal by the Company.

On August 13, 2015, the Company entered into consulting agreements with each of GRQ Consultants, Inc. and Grander Holdings, Inc. GRQ Consultants, Inc. will primarily focus on investor relations and presenting the Company and its business plans, strategy and personnel to the financial community. Grander Holdings, Inc. will primarily assist the Company in further developing and executing its acquisitions strategy, focusing on the Company’s “The Vape Store” properties. Michael Brauser, the Chief Executive Officer of Grander Holdings, Inc., is the father of Gregory Brauser, the Company’s President. Pursuant to the agreements, each consultant will receive an initial fee of $50,000, payable immediately, and an additional $20,000 monthly throughout the 12-month term of each agreement.

Subsequent to June 30, 2015, the Company issued an aggregate 15,000 shares of common stock to three consultants as payment for services rendered to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on June 30, 2015 and the Prospectus dated as of July 23, 2015. The terms “Vapor Corp.,” “Vapor,” “we,” “us,” “our,” and the “Company” refer to Vapor Corp. and its wholly-owned subsidiaries The Vape Store, Inc. (“Vape Store”), Smoke Anywhere U.S.A., Inc. (“Smoke”) Emagine the Vape Store, LLC (“Emagine”) and IVGI Acquisition, Inc.

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

The Company’s business strategy is currently focused on a multi-pronged approach to diversify our revenue streams to include the Vape Store brick-and-mortar retail locations we have successfully deployed. We are seeing that there is a large consumer demand centered on the vaporizer products and the retention “atmosphere” created by the stores. We are also expanding our web presence and customer direct phone center operations that work closely to drive consumer sales. Our distribution sales continue to be a significant part of our operations and we anticipate regrowth as we have adjusted towards vaporizers in addition to our e-cigarette brands.

Critical Accounting Policies and Estimates

There were no material changes to the Company’s critical accounting policies and estimates as described in the Company’s Form 10-K for the year ended December 31, 2014.

Results of Operations for the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Sales, net for the six months ended June 30, 2015 and 2014 were $4,479,924 and $10,873,866, respectively, a decrease of $6,393,942 or approximately 58.8%. The decrease in sales is primarily attributable to decreased sales of our television direct marketing campaign for our Alternacig® brand, a decrease in sales from our on-line stores, distributor inventory build leveling off and continued pipeline load in the e-cigarette category in 2014, and the increasing prevalence of vaporizers, tanks and open system vapor products that are marginalizing the e-cigarette category and increased returns of e-cigarette products. Sales were also negatively impacted by new national competitors’ launches of their own branded products during 2014. Due to low conversion rates of our Alternacig® and VaporX® branded direct marketing campaign, we limited the direct marketing campaign, resulting in lower sales of direct marketing products. In addition, sales decreased due to certain wholesale and distribution customers selling off their current inventory of electronic cigarette products so they can switch to e-vapor products. We anticipate that the demand for e-vapor products will continue to increase, as users want products that have more advanced technology with higher performance and longer battery life. As a result, we are in the process of altering our product mix to include more e-vapor products, including premium USA made e-liquids. Our net sales of $4,479,924 for the six months ended June 30, 2015 included $1,491,185 from the Vape Stores following our March 4, 2015 Merger.

Cost of goods sold for the six months ended June 30, 2015 and 2014 were $3,302,715 and $8,374,522, respectively, a decrease of $5,071,807, or approximately 60.6%. The decrease is primarily due to the decrease in sales. During the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, cost of goods sold was higher as a percentage of sales primarily due to consignment inventory write off $70,657 and from customer returns of e-cigarettes that were resold below cost at liquidation prices.

Selling, general and administrative expenses for the six months ended June 30, 2015 and 2014 were $6,777,493 and $5,211,742, respectively, an increase of $1,565,751 or approximately 30.0%. This increase was primarily due to the addition of the Vape Store in the amount of $818,380 for the six months ended June 30, 2015, following the March 4, 2015 Merger with Vaporin. Payroll expense increased to $2,529,981 from $1,434,081 in the six months ended June 30, 2015 and 2014, respectively. This increase of $1,095,900 is primarily due to the Merger with Vaporin that attributed approximately $500,221 and also severance packages to key employees that left the Company following the Merger. In addition, depreciation and amortization expense increased to $498,968 from $8,225 for the six months ended June 30, 2015 and 2014, respectively, an increase of $490,743 primarily due to the increase in depreciable assets as a result of leasehold improvements and the purchase of kiosks. There was also a loss on the disposal of assets from the write off of kiosks that were closed during March and April 2015 in the amount of $289,638 that was recorded at March 31, 2015.

Advertising expense was approximately $172,575 and $1,143,633 for the six months ended June 30, 2015 and 2014, respectively, a decrease of $971,058 or approximately 84.9%. The decrease was due to decreases in Internet advertising and television direct marketing campaign for our Alternacig® brand, print advertising programs, and participation at trade shows and other advertising campaigns.

Other expense was $2,961,592 and $57,616 for the six months ended June 30, 2015 and 2014, respectively. This includes interest expense of approximately $913,776 and $57,616 for the six months ended June 30, 2015 and 2014, respectively. In addition, other expense also included non-cash expense for the issuance of common stock and warrants in order to obtain waivers agreements (see Note 6) in the amount of $2,113,889 and $0 the six months ended June 30, 2015 and 2014.

Income tax benefit for the six months ended June 30, 2015 and 2014 was $0 and $1,409,724, respectively.

Net loss for the six months ended June 30, 2015 and 2014 was $8,734,451 and $2,503,923, respectively, as a result of the items discussed above, which significantly includes non-cash expense for the issuance of common stock and warrants in order to obtain waivers agreements (see Note 6) in the amount of $2,113,889 and $0 the six months ended June 30, 2015 and 2014.

Results of Operations for the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Sales, net for the three months ended June 30, 2015 and 2014 were $3,011,303 and $6,081,322, respectively, a decrease of $3,070,019 or approximately 50.5%. The decrease in sales is primarily attributable to decreased sales of our television direct marketing campaign for our Alternacig® brand, a decrease in sales from our on-line stores, distributor inventory build leveling off and continued pipeline load in the e-cigarette category in 2014, and the increasing prevalence of vaporizers, tanks and open system vapor products that are marginalizing the e-cigarette category and increased returns of e-cigarette products. Sales were also negatively impacted by new national competitors’ launches of their own branded products during 2014. Due to low conversion rates of our Alternacig® and VaporX® branded direct marketing campaign, we limited the direct marketing campaign, resulting in lower sales of direct marketing products. In addition, sales decreased due to certain wholesale and distribution customers selling off their current inventory of electronic cigarette products so they can switch to e-vapor products. We anticipate that the demand for e-vapor products will continue to increase, as users want products that have more advanced technology with higher performance and longer battery life. As a result, we have altered our product mix to include more e-vapor products, including premium USA made e-liquids, and expanded retail Vape stores. Our net sales of $3,011,303 for the three months ended June 30, 2015 included $1,187,463 from the Vape Stores acquired in our March 4, 2015 merger with Vaporin.

Cost of goods sold for the three months ended June 30, 2015 and 2014 were $1,651,605 and $4,542,594, respectively, a decrease of $2,890,989, or approximately 63.6%. The decrease is primarily due to the decrease in sales.

Selling, general and administrative expenses for the three months ended June 30, 2015 and 2013 were $3,534,304 and $2,442,018, respectively, an increase of $1,092,286 or approximately 45.0%. This increase was primarily due to the addition of the Vape Store in the amount of $592,171 for the three months ended June 30, 2015, following the March 4, 2015 Merger with Vaporin.

Professional fees increased to $1,088,563 from $654,364 in the three months ended June 30, 2015 and 2014, respectively. In addition, depreciation and amortization expense increased to $124,316 from $4,336 in the three months ended June 30, 2015 and 2014, respectively, an increase of $119,980 primarily due to the increase in depreciable assets and amortization of intangible assets acquired from the merger with Vaporin. Payroll expenses during the three months ended June 30, 2015 and 2014 were $1,287,000 and $610,919, respectively, an increase of $676,081 due primarily to increased headcount for retail store employees and employees transitioned to the company post-merger.

Advertising expense was approximately $67,398 and $776,017 for the three months ended June 30, 2015 and 2014, respectively, a decrease of $708,619 or approximately 91.3%. During the three months ended June 30, 2015, we decreased our Internet advertising and television direct marketing campaigns.

Other expense was $2,511,251 and $29,182 for the three months ended June 30, 2015 and 2014, respectively. This includes interest expense of approximately $535,001 and $29,182 for the three months ended June 30, 2015 and 2014, respectively. The increase in interest expense was primarily attributable to the term loan, the $1,250,000 Senior Convertible note, the $1,750,000 Senior Convertible debenture and the $567,000 convertible notes to various lenders and other outstanding debts in 2015. In addition, other expense also included non-cash expense for the issuance of common stock and warrants in order to obtain waivers agreements (see Note 6) in the amount of $2,113,889 and $0 the three months ended June 30, 2015 and 2014.

Income tax benefit for the three months ended June 30, 2015 and 2014 was $0 and $657,324, respectively. The decrease in the income tax benefit directly relates to the Company’s increase in its deferred tax asset at June 30, 2014, mainly resulting to the net operating losses generated in the first six months of 2014.

Net loss for the three months ended June 30, 2015 and 2014 was $4,753,255 and $1,051,164, respectively, as a result of the items discussed above, which significantly includes non-cash expense for the issuance of common stock and warrants in order to obtain waivers agreements (see Note 6) in the amount of $2,113,889 and $0 the three months ended June 30, 2015 and 2014.

Liquidity and Capital Resources

The Company had net losses of approximately $8.73 million and $2.5 million for the six month periods ending June 30, 2015 and 2014, respectively, and has experienced cash outflows from operating activities. The Company also has an accumulated deficit of $23.9 million as of June 30, 2015. The Company had $1,370,090 of cash at June 30, 2015 and negative working capital of approximately $4.0 million. As of August 5, 2015 the Company had approximately $33.0 million of cash as a result of the July 2015 offering described below.

Our net cash used in operating activities was $3,795,239 and $2,756,588 for the six months ended June 30, 2015 and 2014, respectively, an increase of $1,038,651. Our net cash used in operating activities for the six months ended June 30, 2015 resulted from our net loss of $8,734,451 offset by non-cash charges of $3,922,257 and changes in operating assets and liabilities of $1,016,955.

Our net cash provided by (used in) investing activities was $448,344 and ($5,846) for the six months ended June 30, 2015 and 2014, respectively. The increase of proceeds from investing activities of $454,190 over the six months ended June 30, 2015 and 2014 is primarily due to increases in cash collected from repayment of loans receivable’s and cash acquired from the March 4th merger with Vaporin, partially offset with an increase in purchases of property and equipment.

Our net cash provided by (used in) financing activities was $4,245,791 and ($478,334) for the six months ended June 30, 2015 and 2014, respectively. The increase in cash provided by financing activities over the six months ended June 30, 2015 and 2014 was primarily related to proceeds from the Securities Purchase Agreement and from the issuance of senior convertible debentures (the “Debentures). The Securities Purchase Agreement, entered into in connection with the Merger on March 3, 2015, with certain accredited investors providing for the sale of $3,500,960 in shares of the Company’s Common Stock, par value $0.001 per share at a price of $1.02 per share, offset by offering costs of $559,000. The increase was partially offset with payments to the term loan and capital lease obligations. On June 25, 2015, Vapor Corp. (the “Company”) closed on a Securities Purchase Agreement, dated as of June 22, 2015, with certain purchasers pursuant to which the Company sold, at a 5% original issue discount, a total of $1,750,000 convertible debentures (the “Debentures”). Net proceeds to the Company from sale of the Debentures, after payment of commissions and legal fees of the lead investor, were $1,466,250.

In the ordinary course of our business, we enter into purchase orders for components and finished goods, which may or may not require vendor deposits and may or may not be cancellable by either party. At June 30, 2015 and December 31, 2014, we had $317,154 and $319,563 in vendor deposits, respectively, which are included in prepaid expenses and vendor deposits on the condensed consolidated balance sheets included elsewhere in this report. At June 30, 2015 and December 31, 2014, we do not have any material financial guarantees or other contractual commitments with these vendors that are reasonably likely to have an adverse effect on liquidity.

On July 29, 2015, the Company closed its public offering of 3,761,657 Units at $11.00 per Unit for gross proceeds of approximately $41.4 million and net proceeds of approximately $38.7 million. Each Unit consists of one-fourth of a share of Series A preferred stock and 20 Series A warrants. Each one-fourth of a share of Series A preferred stock will be convertible into 10 shares of common stock and each Series A warrant will be exercisable into one share of common stock at an exercise price of $1.24 per share.

The Units will automatically separate into the Series A preferred stock and Series A warrants on January 23, 2016, provided that the Units will separate earlier if at any time after August 24, 2015, the closing price of Vapor’s common stock is greater than $2.48 per share for 10 consecutive trading days, the Units are delisted, or the Series A warrants are exercised for cash (solely with respect to the Units that included the exercised Series A warrants). The Company will be required to pay cash to Series A warrant holders upon exercise if certain conditions underlying the Series A warrants have not been met including the Company does not have the authorized capital in order to permit the exercise of the Series A warrants. The Company intends to use this funding primarily to pay off debt and to accelerate the Company’s expansion plan of retail vape stores through a combination of new store launches and acquisition of existing vape stores.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

We do not consider our business to be seasonal.

Inflation and Changing Prices

Neither inflation nor changing prices for the three and six months ended June 30, 2015 had a material impact on our operations

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding opening up additional stores, liquidity, capital raise and cash flows.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include having the authorized capital to issue stock to exercising Series A warrant holders, customer acceptance of our products, and proposed federal and state regulation. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are a party to, or otherwise involved in, legal proceedings arising in the normal and ordinary course of business. As of the date of this report, we are not aware of any proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position, with the following exception.

On June 22, 2015, the Center for Environment Health, as plaintiff, filed suit against a number of defendants including Vapor Corp., its wholly-owned subsidiary, the Vape Store, Inc., Vaporin and another wholly-owned subsidiary, Vaporin Florida, Inc. The lawsuit was filed in the Superior Court of the State of California, County of Alameda. The suit seeks relief under California Proposition 65 which makes it unlawful for businesses to knowingly and intentionally expose individuals in California to chemicals known to cause birth defects or other harm without providing clear and reasonable warnings. All of the defendants are alleged to have sold products containing significant quantities of nicotine in violation of Proposition 65. The plaintiff is seeking a civil penalty against these defendants in the amount of $2,500 per day for each violation of Proposition 65, together with attorneys’ fees and costs. The Company and its subsidiaries are in the process of hiring counsel and intend to defend the allegations. The Company believes that all of the products sold by Vapor Corp. have always contained an appropriate warning. The Vape Store, Inc., operates vape stores located only in the State of Florida and has not, to the best of its knowledge, sold any products into the State of California.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On August 10, 2015, the Company entered into three-year Employment Agreements with Jeffrey Holman, the Company’s Chief Executive Officer, and Gregory Brauser, the Company’s President.  Each of the Employment Agreements provide for an annual base salary of $300,000 and a target bonus in an amount ranging from 20% to 200% of their base salaries subject to the Company meeting certain Adjusted EBITDA performance milestones.  Additionally, the Company approved a bonus of $100,000 to each of Mr. Holman and Mr. Brauser.

On August 13, 2015, the Company entered into consulting agreements with each of GRQ Consultants, Inc. and Grander Holdings, Inc. GRQ Consultants, Inc. will primarily focus on investor relations and presenting the Company and its business plans, strategy and personnel to the financial community. Grander Holdings, Inc. will primarily assist the Company in further developing and executing its acquisitions strategy, focusing on the Company’s “The Vape Store” properties. Michael Brauser, the Chief Executive Officer of Grander Holdings, Inc., is the father of Gregory Brauser, the Company’s President. Pursuant to the agreements, each consultant will receive an initial fee of $50,000, payable immediately, and an additional $20,000 monthly throughout the 12-month term of each agreement.

Item 6. Exhibits.

See the exhibits listed in the accompanying “Index to Exhibits.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAPOR CORP.

Date: August 14, 2015	By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer

Date: August 14, 2015
	By:	/s/ James Martin
James Martin
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
10.1	Securities Purchase Agreement, dated as of June 22, 2015	8-K	6/25/15	10.1
10.2	Form of Security Agreement, dated as of June 22, 2015	8-K	6/25/15	10.2
10.3	Form of Senior Secured Convertible Debenture, due December 22, 2015	8-K	6/25/15	10.3
10.4	Form of Waiver Agreement relating to November 14, 2014	8-K	6/25/15	10.4
10.5	Form of Waiver Agreement relating to March 3, 2015 Securities Purchase Agreement	8-K	6/25/15	10.5
10.6	Form of Warrant, dated as of June 19, 2015	8-K	6/25/15	10.6
10.7	Form of Registration Rights Agreement, dated as of June 19, 2015	8-K	6/25/15	10.7
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (906)				Furnished *
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

* This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

