Form 10-Q
period 2015-09-30
VAPOR CORP.
filed 2015-11-16
CIK 844856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

[  ] Yes [X] No

As of November 13, 2015, there were 10,300,082 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

VAPOR CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$30,570,113	$471,194
Due from merchant credit card processor, net of reserve for chargebacks	111,864	111,968
Accounts receivable, net allowance of $ 66,222 and $369,731, respectively	273,659	239,652
Inventories	1,867,377	2,048,883
Prepaid expenses and vendor deposits	607,886	664,103
Loans receivable, net	-	467,095
Deferred financing costs, net	-	122,209
TOTAL CURRENT ASSETS	33,430,899	4,125,104

Property and equipment, net of accumulated depreciation of $166,553 and $84,314, respectively	440,660	712,019
Intangible assets, net of accumulated amortization of $ 155,237 and $0, respectively	1,945,363	-
Goodwill	16,246,477	-
Other assets	169,375	91,360

TOTAL ASSETS	$52,232,774	$4,928,483

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,056,990	$1,920,135
Accrued expenses	2,391,095	975,112
Senior convertible notes payable – related parties, net of debt discount of $0 and $1,093,750, respectively	-	156,250
Current portion of capital lease	52,595	52,015
Term loan	-	750,000
Customer deposits	66,015	140,626
Income taxes payable	3,092	3,092
Derivative liabilities	35,905,972	-
TOTAL CURRENT LIABILITIES	40,475,759	3,997,230

Capital lease, net of current portion	85,102	119,443
TOTAL LIABILITIES	40,560,861	4,116,673

COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $.0001 par value, 1,000,000 shares authorized, 940,000 and 0 shares issued and outstanding, respectively	940	-
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 150,000,000 and 50,000,000 shares authorized, respectively, 8,455,505 and 3,352,382 shares issued and outstanding, respectively	8,456	3,352
Additional paid-in capital	(14,351)	16,040,361
Retained earnings (accumulated deficit)	11,676,868	(15,231,903)
TOTAL STOCKHOLDERS’ EQUITY	11,671,913	811,810

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,232,774	$4,928,483

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,
	2015	2014	2015	2014
SALES, NET:
Wholesale and online sales, net	$1,894,822	$2,673,926	$4,872,553	$13,547,792
Retail sales, net	984,323	-	2,486,516	-
Total Sales	2,879,145	2,673,926	7,359,069	13,547,792

Cost of sales wholesale and online	1,517,327	2,026,422	4,215,138	10,400,944
Cost of sales retail	343,528	-	948,432	-
GROSS PROFIT	1,018,290	647,504	2,195,499	3,146,848

EXPENSES:
Advertising	101,088	671,817	273,663	1,815,450
Selling, general and administrative	3,364,475	2,626,638	9,852,329	7,838,380
Retail kiosk closing cost	430,334	-	719,972	-
Total operating expenses	3,895,897	3,298,455	10,845,964	9,653,830
Operating loss	(2,877,607)	(2,650,951)	(8,650,465)	(6,506,982)

OTHER INCOME (EXPENSES):
Costs associated with underwritten offering (see Note 7)	(5,279,003)	-	(5,279,003)	-
Amortization of debt discounts	(67,797)	-	(833,035)	-
Amortization of deferred financing costs	(32,857)	-	(144,903)	-
Loss on debt extinguishment	(1,544,044)	-	(1,544,044)	-
Non-cash change in fair value of derivatives	45,209,758	-	47,405,025	-
Stock-based expense in connection with waiver agreements	(1,757,420)	-	(3,871,309)	-
Interest income	7,183	-	8,499	-
Interest expense	(23,244)	(8,107)	(101,449)	(65,723)
Interest expense-related party	(10,212)	-	(80,545)	-
Total other income (expense)	36,502,364	(8,107)	35,559,236	(65,723)

Income (loss) before for income tax benefit	33,624,757	(2,659,058)	26,908,771	(6,572,705)
Income tax expense	-	(2,177,057)	-	(767,333)
NET INCOME (LOSS)	33,624,757	(4,836,115)	26,908,771	(7,340,038)

Deemed dividend	(38,068,021)	-	(38,068,021)	-
NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS	$(4,443,264)	$(4,836,115)	$(11,159,250)	$(7,340,038)

LOSS PER SHARE -BASIC AND DILUTED	$(0.55)	$(1.47)	$(1.73)	$(2.24)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	8,050,317	3,297,812	6,457,981	3,274,452

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings (Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
Balance – January 1, 2015	-	$-	3,352,382	$3,352	$16,040,361	$(15,231,903)	$811,810

Issuance of common stock in connection with the Merger (See Note 3)	-	-	2,718,307	2,718	17,025,681	-	17,028,399
Issuance of common stock and warrants in connection with private placement, net of offering costs	-	-	686,463	687	446,634	-	447,321
Reclassification of conversion option from liability to equity	-	-	-	-	13,300	-	13,300
Contribution of note and interest payable to Vaporin to capital in connection with the Merger	-	-	-	-	354,029	-	354,029
Cancellation of common stock as a result of early termination of consulting agreement	-	-	(30,000)	(30)	30	-	-
Issuance of common stock in connection with consulting services	-	-	27,500	28	142,972	-	143,000
Issuance of common stock in connection with delivery of restricted stock units	-	-	292,191	292	(292)	-	-
Issuance of common stock in connection with waiver deferral agreements	-	-	647,901	648	1,327,548	-	1,328,196
Warrants issued as offering costs in connection with convertible note payable	-	-	-	-	87,779	-	87,779
Issuance of 760,761 common stock in connection with waiver agreement	-	-	760,761	761	592,633	-	593,394
Issuance of Series A Units, Series A preferred stock and warrants in connection with underwritten offering	940,414	940	-	-	-	-	940
Issuance of unit purchase option to underwriter in connection with Series A Units, Series A preferred stock and warrants	-	-	-	-	1,552,418	-	1,552,418
Stock-based compensation expense	-	-	-	-	470,577	-	470,577
Deemed dividend on issuance of Series A Units, Series A preferred stock and warrants	-	-	-	-	(38,068,021)	-	(38,068,021)
Net Income	-	-	-	-	-	26,908,771	26,908,771
Balance – September 30, 2015	940,414	$940	8,455,505	$8,456	$(14,351)	$11,676,868	$11,671,913

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES:

Net income (loss)	$26,908,771	$(7,340,038)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in allowances	-	(130,916)
Depreciation and amortization	349,301	15,163
Loss on disposal of assets	478,729	-
Loss on debt extinguishment	1,544,044	-
Amortization of debt discounts	833,035	-
Amortization of deferred financing cost	144,903	-
Write-down of obsolete and slow moving inventory	125,855	-
Stock-based compensation expense	613,577	1,375,343
Stock-based expense in connection with waiver agreements (See Note 6)	3,871,309	-
Deferred income tax benefit	-	766,498
Non-cash change in fair value of derivative liabilities	(47,405,025)	-
Unit purchase options granted for underwriters’ expense	1,552,418	-
Changes in operating assets and liabilities:
Due from merchant credit card processors	201,245	90,080
Accounts receivable	47,249	1,109,238
Inventories	1,081,209	(813,624)
Prepaid expenses and vendor deposits	84,238	(131,070)
Other assets	(74,615)	(309,281)
Accounts payable	(386,151)	686,069
Accrued expenses	(516,642)	(86,503)
Customer deposits	(74,611)	72,934
Income taxes	-	(2,715)
NET CASH USED IN OPERATING ACTIVITIES	(10,621,161)	(4,698,822)

INVESTING ACTIVITIES:
Cash received in connection with Merger	136,468	-
Acquisition of retail stores	(454,393)	-
Loan receivable	-	(512,207)
Collection of loans receivable	467,095	-
Purchases of tradenames	(20,000)	-
Purchases of property and equipment	(194,766)	(101,071)
NET CASH USED IN INVESTING ACTIVITIES:	(65,596)	(613,278)

FINANCING ACTIVITIES:
Proceeds from private placement of common stock and warrants, net of offering costs	2,941,960	-
Costs associated with underwritten offering (see Note 7)	-	(109,104)
Proceeds from Series A Units	41,378,227	-
Payment of offering costs in connection with convertible debenture	(196,250)	-
Proceeds from issuance of convertible debenture, net of discount	1,662,500	-
Principal payment of convertible debenture	(1,750,000)	-
Principal payments on senior convertible note payable to related parties	(1,250,000)	-
Proceeds from notes payable to related party	-	1,000,000
Principal Payment of notes payable to related party	(1,000,000)	-
Principal payment of convertible note payable	(567,000)	-
Principal payments on term loan payable	(750,000)	(478,847)
Principal payments of capital lease obligations	(33,761)	-
Proceeds from loan payable from Vaporin, Inc.	350,000	-
Proceeds from exercise of stock options	-	2,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	40,785,676	414,549

INCREASE (DECREASE) IN CASH	30,098,919	(4,897,551)
CASH — BEGINNING OF PERIOD	471,194	6,570,215
CASH — END OF PERIOD	$30,570,113	$1,672,664

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$251,920	$76,615
Cash paid for income taxes	$2,791	$3,550

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deemed dividend	$38,068,021	$-
Cashless exercise of common stock purchase warrants	$-	$142
Embedded conversion feature recorded as debt discount and derivative liability	$248,359	$-
Recognition of debt discount in connection with convertible note discount	$100,800	$-
Warrants issued as offering costs	$87,779	$-
Contribution of note and interest payable to Vaporin to capital in connection with the Merger	$354,029	$-
Cancellation of common stock for early termination of consulting agreement	$30	$-
Issuance of common stock in connection with delivery of restricted stock units	$292	$-

Purchase Price Allocation in connection with the Merger:
Cash	$136,468	$-
Accounts receivable	81,256	-
Merchant credit card processor receivable	201,141	-
Prepaid expense and other current assets	28,021	-
Inventory	981,558	-
Property and equipment	206,668	-
Accounts payable and accrued expenses	(779,782)	-
Derivative liabilities	(49,638)	-
Notes payable, net of debt discount of $54,623	(512,377)	-
Notes payable – related party	(1,000,000)	-
Net liabilities assumed	$(706,685)	$-

Consideration:
Value of common stock issued	$17,028,399	$-
Excess of liabilities over assets assumed	706,685	-
Total consideration	$17,735,084	-
Amount allocated to goodwill	(15,654,484)	-
Amount allocated to identifiable intangible assets	(2,080,600)	-
Remaining unallocated consideration	$-	$-

Purchase Price Allocation in connection with the retail store acquisitions:

Amount allocated to goodwill	$591,993	$-
Amount allocated to other assets	3,400	-
Amount allocated to Inventory	44,000	-
Purchase price	639,393	-
Hold back obligation	(185,000)	-
Cash used in retail store acquisitions	$454,393	$-

VAPOR CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. ORGANIZATION, BASIS OF PRESENTATION, AND RECENT DEVELOPMENTS

Organization

Vapor Corp. (the “Company” or “Vapor”) is a distributor and retailer of vaporizers, e-liquids and electronic cigarettes. The Company operates fourteen retail stores and one retail kiosk in the Southeast of the United States of America and is focusing on expanding the number of Company operated stores as well as launching a franchise program. Vapor also designs, market, and distribute vaporizers, e-liquids, electronic cigarettes and accessories under the Vapor X®, Hookah Stix®, Vaporin™, and Krave®, brands. Vapor also designs and develops private label brands for distribution customers. Third party manufacturers produce Vapor’s products to meet their design specifications.

Vapor offers e-liquids, vaporizers, e-cigarettes and related products through our vape stores, online, retail channels through our direct sales force, and through third party wholesalers, retailers and value-added resellers. Retailers of our products include small-box discount retailers, big-box retailers, gas stations, drug stores, convenience stores, and tobacco shops throughout the United States.

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The condensed consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of the financial statement date.

The consolidated financial statements include the accounts of Vapor and its wholly-owned subsidiaries, The Vape Store, Inc. (“Vape Store”), Smoke Anywhere U.S.A., Inc. (“Smoke”), Emagine the Vape Store, LLC (“Emagine”) and IVGI Acquisition, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2015. Certain information and footnote disclosed normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015 and 2014 and notes included herein should be read in conjunction with the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K for such year as filed with the SEC on March 31, 2015.

Merger with Vaporin, Inc.

As disclosed in Note 3 to these condensed consolidated financial statements, on December 17, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Vaporin, Inc., a Delaware corporation (“Vaporin”) pursuant to which Vaporin was to merge with and into the Company with the Company being the surviving entity. On the same date, the Company also entered into a joint venture with Vaporin (the “Joint Venture”) through the execution of an operating agreement (the “Operating Agreement”) of Emagine, pursuant to which the Company and Vaporin were 50% members of Emagine.

On March 4, 2015, the acquisition of Vaporin by the Company (the “Merger”) was completed pursuant to the terms of the Merger Agreement. In connection with the Merger, Vape Store and Emagine became wholly-owned subsidiaries of the Company.

Series A Units Offering

On July 29, 2015, the Company closed a registered public offering of 3,761,657 Units at $11.00 per Unit for gross proceeds of approximately $41.4 million and net proceeds of approximately $38.7 million. Each Unit consisted of one-fourth of a share of Series A preferred stock and 20 Series A warrants. Each one-fourth of a share of Series A preferred stock is convertible into 10 shares of common stock and each Series A warrant is exercisable into one share of common stock at an exercise price of $1.24 per share (See Note 7).

Note 2. SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period’s presentation. No changes to the Company’s net loss were made as a result of such reclassifications.

Liquidity

The Company reported a net loss allocable to common shareholders of $11,159,250 for the nine months ended September 30, 2015. The Company had negative working capital of $7,044,860 as of September 30, 2015. The Company expects to continue incurring losses before the impact of changes in fair value of derivatives for the foreseeable future and may need to raise additional capital to pursue its retail store expansion, satisfy warrant obligations, and to continue as a going concern. The Company currently anticipates that its cash and cash equivalents will be sufficient to support operations for at least twelve months from the date of this filing. Management believes that the Company has access to capital resources through possible public or private equity offerings, debt financings, or other means. However, the Company’s outstanding warrants sold as part of our July 29, 2015 public offering will separate from the Series A Units on January 23, 2015. Each warrant may be cashlessly exercised for the Black Scholes value defined in the warrant agreement. The number of shares common stock we issue in connection with the exercise of our warrants will be based on our common stock price as of the date of the exercise. The July 29, 2015 public offering underwriters required the Company to obtain shareholder approval to increase our authorized common shares to 500 million. The shareholders approved the increase in the Company’s authorized shares on October 16, 2015. If all of the warrants were exercised simultaneously at a time when the trading price of the Company’s common stock was below $0.17 per share, then the Company would not have sufficient authorized common stock to satisfy all the warrant exercises and it could be required to use cash to pay warrant holders. Since the Company cannot predict the future stock price and when the warrant holders will exercise warrants and sell the underlying common shares, the Management cannot predict if the Company will have sufficient cash resources to satisfy its obligation to the current warrant holders.

Use of estimates in the preparation of the financial statements

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of net revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include allowances, reserves and write-downs of receivables and inventory, valuing equity securities and hybrid instruments, share-based payment arrangements, deferred taxes and related valuation allowances, and the valuation of the net assets acquired in the Merger and retail store acquisitions. Certain of our estimates could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and records adjustments when necessary.

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

At September 30, 2015 accounts receivable balances included a concentration from one customer of an amount greater than 10% of the total net accounts receivable balance ($122,046 from Customer A). As to revenues in fiscal 2015, no customer accounted for sales in excess of 10% of the net sales for the three and nine months ended September 30, 2015. At December 31, 2014 accounts receivable balances included a concentration from one customer of an amount greater than 10% of the total net accounts receivable balance ($172,684 from Customer A). As to revenues in fiscal 2014, one customers accounted for sales in excess of 10% of the net sales for the three months ended September 30, 2014, ($732,225 from Customer A) and two customers for the nine months ended September 30, 2014 ($2,187,797 from Customer A and $1,506,880, from Customer E), respectively.

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets are recorded at cost, or when acquired as part of a business acquisition, at estimated fair value. Certain identifiable intangible assets are amortized over 5 and 10 years. Similar to tangible personal property and equipment, the Company periodically evaluates identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairment existed at September 30, 2015.

Indefinite-lived intangible assets, such as goodwill are not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis at December 31st or when events or changes in circumstances indicate evidence of potential impairment exists, using a fair value based test.

As more fully disclosed in Note 3 and Note 4, the Company’s amortizable intangible assets consist of the customer relations, trade names and technology, and assembled workforce that were capitalized in connection with the completion of the Merger and retail store acquisitions. Accumulated amortization on the amortizable intangible assets amounted to $155,237 at September 30, 2015. Amortization expense for the three and nine months ended September 30, 2015 amounted to $66,530 and $155,237, respectively. The weighted-average remaining amortization period of the Company’s amortizable intangible assets is approximately 6.08 years as of September 30, 2015. The estimated future amortization of the intangible assets is as follows:

For the years ending December 31,	Amount
2015 (remaining)	$67,530
2016	270,120
2017	270,120
2018	270,120
2019	270,120
Thereafter	797,353
Total	$1,945,363

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

The Company estimates fair values of derivative instruments and hybrid instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective of measuring fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For complex instruments, we utilize custom Monte Carlo simulation models. For less complex instruments, such as free-standing warrants, the Company generally uses the Binomial Lattice model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as the Binomial Lattice model or the Black-Scholes-Merton valuation model) are highly volatile and sensitive to changes in the trading market price of the Company’s common stock. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s net income (loss) going forward will reflect the volatility in these estimates and assumption changes. Under ASC 815, increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

Convertible Debt Instruments

The Company accounts for convertible debt instruments when the Company has determined that the embedded conversion options should be bifurcated from their host instruments in accordance with ASC 815. The Company records discounts to convertible notes for the relative fair value of conversion options embedded in debt instruments. The Company amortizes the respective debt discount over the term of the notes, using the straight-line method, which approximates the effective interest method over a short-term period.

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03 (ASU 2015-03), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015, earlier adoption is permitted. Additionally, in August 2015 the FASB issued guidance expanding the April 2015 update (ASU 2015-15). It states that, given the absence of authoritative guidance within the update, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset for revolving lines of credit and subsequently amortizing the deferred debt issuance costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line of credit. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted for financial statements that have not been previously issued. Full retrospective application is required. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements when adopted.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. It is effective for annual reporting periods beginning after December 15, 2016. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 explicitly requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist which raise substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and annual and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of adopting this new standard on its financial statement disclosures.

Note 3. MERGER WITH VAPORIN, INC

On December 17, 2014, the Company entered into the Merger Agreement with Vaporin pursuant to which Vaporin was to merge with and into the Company with Vapor being the surviving and controlling entity (as a result of the current stockholders of the Company maintaining more than 50% ownership in the Company’s outstanding shares of common stock and the current Vapor directors comprising the majority of the board). The Merger closed on March 4, 2015 and the purchase price consideration paid by the Company consisted of the following:

1.	100% of the issued and outstanding shares of Vaporin common stock (including shares of common stock issued upon conversion of Vaporin preferred stock immediately prior to the consummation of the merger in accordance with the Merger Agreement) were converted into, and became 2,718,307 shares of the Company’s common stock such that the former Vaporin stockholders collectively hold approximately 45% of the issued and outstanding shares of the Company’s common stock following consummation of the Merger. The aggregate value of these shares issued was $14,949,328, or approximately $5.50 per share, and was based on the closing price of the Company’s common stock on March 4, 2015.

2.	100% of the issued shares of Vaporin restricted stock units were converted into the right to receive 378,047 shares of the Company’s common stock. The restricted stock units became fully-vested in connection with the Merger and as a result, were included as a part of the Company’s purchase price as no further services from the holders were required to be provided to the Company. The aggregate value of these shares issued was $2,079,071, or approximately $5.50 per share, and was based on the closing price of the Company’s common stock on March 4, 2015. Based on the terms of the Merger Agreement, the Company has agreed to issue these in twelve equal monthly instalments, with the first delivery date being the date of the closing of the Merger, however, all shares of common stock to be delivered by March 15, 2016 to the extent they were not previously delivered. Of the total number of shares to be issued, the Company has issued 292,191 through September 30, 2015.

The Merger Agreement contained customary conditions that were satisfied prior to the closing of the Merger, including the requirement for the Company to receive gross proceeds from a $3.5 million equity offering (See Note 5).

The fair value of the purchase consideration issued to the sellers of Vaporin was allocated to fair value of the net tangible assets acquired, with the resulting excess allocated to separately identifiable intangibles, and the remainder recorded as goodwill. Goodwill recognized from the transactions mainly represented the expected operational synergies upon acquisition of the combined entity and intangibles not qualifying for separate recognition. Goodwill is not expected to be deductible for income tax purposes in the tax jurisdiction of the acquired business. The purchase price allocation was based, in part, on management’s knowledge of Vaporin’s business and the results of a third party appraisal commissioned by management. The fair value was based on a valuation.

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

The Company was unable to report the financial results of Vaporin for the period from the date the Merger closed on March 4, 2015 through September 30, 2015. The accounting and reporting operations of Vaporin were fully integrated into the Company at Merger and it is impracticable to separate. The following presents the unaudited pro-forma combined results of operations of the Company with Vaporin as if the acquisition occurred on January 1, 2014.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Wholesale and online revenues	$1,894,822	$3,232,557	$5,329,239	$14,708,586
Retail revenues	$984,323	$278,574	$3,146,093	$278,574
Net loss	$(4,443,264)	$(6,194,501)	$(12,566,981)	$(11,276,342)
Net loss per share	$(0.55)	$(1.39)	$(1.95)	$(2.90)
Weighted Average number of shares outstanding	8,050,317	4,451,475	6,457,981	3,882,224

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

Note 4. Retail Stores and Kiosks

Retail Stores

In the ordinary course of business the Company acquires the assets and business operations of established retail stores. The purchase prices are allocated to inventory, leasehold improvements, fixtures, security deposits, intangible assets, and goodwill. No liabilities are assumed from the seller and the Company has no obligation to retain existing employees. During the three months ended September 30, 2015, the Company acquired three stores resulting in an increase of approximately $592,000 of goodwill, $44,000 of inventory, and $3,400 of security deposits. Leasehold improvements and fixtures acquired were not considered material to these purchases. The Company holds back a portion of the seller’s purchase price for three to six months during the operational transition period (the “hold back period”). If the stores’ gross minimum revenues during the hold back period do not reach an amount agreed upon by the buyer and seller at closing, then the hold back amount due to the seller is reduced in the final settlement. The hold back amount due to sellers of $185,000 was recorded in accrued liabilities at September 30, 2015. Commissions and ancillary store closing costs are expensed as incurred and reflected in selling general and administrative expenses.

The Company entered into retail leases for purchased retail locations and the resulting lease obligation are included in the Company’s commitments. (See Note 10) The purchase price allocations were based, on management’s knowledge of the retail businesses acquired.

Purchase Consideration
Value of aggregate net consideration paid:	$639,393

Inventory	44,000
Other Assets	3,400
Goodwill	591,993
Total allocation to tangible assets and goodwill	$639,393

Retail Kiosks

The Company opened eight mall retail kiosk for its vaping products in October and November 2014. The Company’s management decided to close the kiosks after evaluating the short-term performance of the locations and to focus expansion efforts on retail stores. During 2015 the Company closed seven of its mall kiosks, with one location schedule to close in February 2016. In connection with the kiosk closings, for the nine months ended September 30, 2015, the Company incurred $478,729 of loss on disposal of computer equipment, fixtures, and furniture and $241,243 of exit costs for non-cancellable leases and license obligation of which $85,000 was included in accrued expenses at September 30, 2015. The Company incurred $189,091 of loss on disposal of computer equipment and furniture and $241,243 of exit costs for non-cancellable leases and license obligations for the three months ended September 30, 2015.

Note 5. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	September 30, 2015	December 31, 2014

Commissions payable	$194,090	$179,000
Retirement plan contributions	66,931	80,000
Accrued severance	155,277	82,000
Accrued customer returns	348,620	360,000
Accrued payroll	25,193	-
Accrued prepayment penalties	187,500	-
Accrued equity - fair value	863,364	-
Accrued exit costs	85,000	-
Accrued legal	191,643	-
Accrued hold back	185,000	-
Other accrued liabilities	88,477	274,112
Total	$2,391,095	$975,112

Note 6. NOTES PAYABLE AND RECEIVABLE

$567,000 Convertible Notes Payable

Between January 20, 2015 and January 23, 2015, Vaporin entered into a Securities Purchase Agreement with certain accredited investors providing for the sale of $567,000 of Vaporin’s Convertible Notes (the “Vaporin Notes”) and calculated a debt discount on the date of the Merger at $54,623. The Vaporin Notes accrue interest on the outstanding principal at an annual rate of 10%. The principal and accrued interest on the Notes were due and payable between January 20, 2016 and January 23, 2016. Between July 31, 2015 and August 5, 2015, the Vaporin Notes were repaid in full, including $567,000 in principal and $29,853 interest, and the Company recorded an extinguishment loss of $25,764. During the three and nine months ended September 30, 2015, the Company recorded $5,318 and $24,535 of interest expense. The Company amortized $8,050 and $28,859 of deferred debt discount, during the three and nine months ended September 30, 2015, respectively, both of which are included in amortization of deferred debt discount on the condensed consolidated statements of operations.

$350,000 Convertible Notes Payable

On January 29, 2015, the Company issued a $350,000 convertible promissory note (the “Note”) to Vaporin in consideration of a loan of $350,000 made by Vaporin to the Company. The Note accrued interest on the outstanding principal at an annual rate of 12%. In connection with the completion of the Merger on March 4, 2015, the $350,000 Note along with accrued interest of $4,029 was forgiven.

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

The funds were used to purchase and/or open Vape Stores similar to those operated by the Company. In connection with the completion of the Merger on March 4, 2015, Emagine became a wholly-owned subsidiary of the Company, and the debt was assumed by the Company. On August 3, 2015, the Secured Line of Credit Agreement was repaid in full, including $1,000,000 in principal and $80,548 interest. During the three and nine months ended September 30, 2015, the Company recorded $10,215 and $60,285 of interest expense, respectively.

$1,250,000 Senior Convertible Notes Payable to Related Parties

On November 14, 2014, the Company entered into securities purchase agreements with certain accredited investors who are also stockholders of Vaporin providing for the sale of $1,250,000 in aggregate principal amount of the Company’s senior convertible notes (the “$1,250,000 Senior Convertible Notes”) and common stock purchase warrants to purchase up to an aggregate of 227,273 shares of the Company’s common stock, $0.001 par value per share with an exercise price of $10.00 per share. The $1,250,000 Senior Convertible Notes accrue interest on the outstanding principal at an annual rate of 7% per annum. The principal and accrued interest on the Notes were due and payable on November 14, 2015, the maturity date of the Notes. Between July 31, 2015 and August 3, 2015, the $1,250,000 Senior Convertible Notes were repaid in full, including $1,250,000 in principal and $62,549 of interest, and the Company recorded an extinguishment loss of $592,820. During the three and nine months ended September 30, 2015, the Company amortized $11,638 and $81,473 of deferred financing costs associated with the $1,250,000 Senior Convertible Notes. During the three and nine months ended September 30, 2015, the Company recorded $195,391 and $230,891 of interest expense (inclusive of prepayment premiums) and amortized $104,167 and $729,167 of deferred debt discount, respectively, both of which are included in amortization of debt discounts on the condensed consolidated statements of operations.

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

$1,750,000 Convertible Debenture

On June 25, 2015, the Company received gross proceeds of $1,662,500 in connection with entering into a Securities Purchase Agreement, dated as of June 22, 2015, with certain purchasers in exchange for the issuance of convertible notes with a face value of $1,750,000 (the “Debentures”). The $87,500 (or 5%) original issue discount was recorded as a debt discount by the Company on the date the Debentures were issued and $19,542 was amortized using the effective interest method over the life of the Debentures during the three and nine months ended September 30, 2015, which is included in amortization of debt discounts on the condensed consolidated statements of operations.

Principal and accrued interest on the Debentures were payable in three approximately equal installments on September 22, 2015, October 22, 2015 and December 22, 2015, at the election of the holders of the Debentures, (i) in cash for an additional 25% premium, or (ii) in common stock of the Company at a price per share of $2.50. As lead investor under the Securities Purchase Agreement, Redwood Management, LLC received a right of first refusal to purchase up to 100% of the securities offered by the Company in future private placement offerings through December 22, 2015. The Company’s obligations under the Debentures can be accelerated in the event the Company undergoes a change in control and other customary events of default. In the event of default and acceleration of the Company’s obligations, the Company would be required to pay 130% of amounts of principal and interest then outstanding under the Debentures. The Company’s obligations under the Debentures are secured under a Security Agreement, under which Redwood Management, LLC acts as Collateral Agent, by a second lien on substantially all of the Company’s assets, including all of the Company’s interests in its consolidated subsidiaries.

Between July 31, 2015 and August 4, 2015, the Debentures were paid in full, including $1,750,000 in principal and $459,144 of interest and prepayment premiums, and the Company recorded a $923,275 extinguishment loss.

The Company incurred aggregate cash offering costs associated with the issuance of the Debentures of $196,250. Net proceeds to the Company from sale of the Debentures, after payment of commissions and legal fees of the lead investor, were $1,466,250. The Debentures mature on December 22, 2015, and accrue interest at 10% per year. For acting as placement agent in the offering of the Debentures, the Company paid Chardan Capital Management, LLC (the “Placement Agent”) a fee equal to 10% of the gross proceeds from the sale of the Debentures, and issued the Placement Agent 70,000 five-year warrants exercisable at $2.50 per share. The value of the warrants granted to the placement agent of $87,779 was recorded as deferred financing costs on the Company’s condensed consolidated balance sheet that will be amortized over the term of the Debentures. During the three and nine months ended September 30, 2015, the Company amortized $21,222 and $63,433, respectively, of deferred financing costs associated with the Debentures.

Amounts of principal and accrued interest under the Debentures were convertible into common stock of the Company at a price per share of $2.50. The conversion feature embedded within the Debentures was determined to be a derivative instrument as the exercise price may be lowered if the Company issues securities at a lower price in the future (see Note 8). The aggregate fair value of the embedded conversion feature was $248,359, which was recorded as a derivative liability and a debt discount on the condensed consolidated balance sheet on the date the Debentures were issued. The Company is amortizing the debt discount using the effective interest method over the life of the Debentures. During the three and nine months ended September 30, 2015, the Company recorded $455,255 and $459,144 of interest expense (inclusive of prepayment premiums) and amortized $41,393 and $55,467 of the deferred debt discount, respectively, both of which are included in interest expense on the condensed consolidated statements of operations.

Note 7. STOCKHOLDERS’ EQUITY

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

During the three months ended September 30, 2015 and 2014, the Company recognized stock-based compensation expense, for the Consulting Agreement, in the amount of $0 and $336,875, respectively, and during the nine months ended September 30, 2015 and 2014, the Company recognized stock-based compensation expense in the amount of $322,067, and $1,266,058 respectively, which is included as part of selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

Compensatory Common Stock Summary

During the three and nine months ended September 30, 2015, the Company recognized $156,000 and $299,000 of stock-based compensation associated with other common stock awards (exclusive of Knight Global).

A summary of compensatory common stock activity during the nine months ended September 30, 2015 is presented below:

		Weighted
		Average
		Issuance Date	Total
	Number of	Fair Value	Issuance Date
	Shares	Per Share	Fair Value
Non-vested, December 31, 2014	50,000	$6.44	$322,067
Granted	465,545	5.24	2,439,736
Vested	(485,545)	5.38	(2,605,803)
Forfeited	-	-	-
Non-vested, September 30, 2015	30,000	$5.23	$156,000

Private Placement of Common Stock

In connection with the Merger, on March 3, 2015, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors providing for the sale 686,463 shares of the Company’s Common Stock, par value $0.001 per share, at a price of $5.10 per share, for aggregate gross proceeds of $3,500,960. The Company also issued five-year Warrants to purchasers of the shares to acquire an aggregate of 549,169 shares of the Company’s Common Stock with an exercise price of $6.40 per share. The Warrants were deemed to be derivative liabilities due to a potential cash settlement provision which is not in the Company’s control and as a result, the issuance date fair value of $2,494,639 was recorded as a derivative liability. The shares and Warrants were issued and sold through an exempt private securities offering to certain accredited investors. The Company incurred aggregate offering costs of $559,000 in connection with the private placement, of which $350,000 was paid to Palladium Capital Advisors, the Company’s placement agent.

Under the Purchase Agreement, the Company made certain customary representations and warranties to the purchasers concerning the Company and its operations. The Company also agreed to register the Common Stock and the Warrants for resale pursuant to an effective registration statement which must be filed within 45 days of March 3, 2015 and must be effective by the later of (i) the 90th day following March 3, 2015 (if no SEC review) or (ii) the 120th day following March 3, 2015 (if subject to SEC review). If the Form S-3 Registration Statement is not effective for resales for more than 10 consecutive days or more than 15 days in any 12 month period during the registration period (i.e., the earlier of the date on which the shares have been sold or are eligible for sale under SEC Rule 144 without restriction), the Company is required to pay the investors (other than its participating officers and directors) liquidated damages in cash equal to 1.5% of the aggregate purchase price paid by the investors for the shares for every 30 days or portion thereof until the default is cured. Such cash payments could be as much as $52,500 for every 30 days. The initial Form S-3 was filed on April 17, 2015 and was declared effective by the SEC on June 5, 2015.

Shares Issued in Connection with Waiver Agreements

On June 19, 2015, the Company entered into agreements (the “Waivers”), with certain investors in each of its private placement offerings under the Securities Purchase Agreement dated March 3, 2015 (the “2015 Agreement”) and the Securities Purchase Agreement dated November 14, 2014 (the “2014 Agreement,” and with the 2015 Agreement, the “Agreements”). Under the terms of the Waivers, the signatories thereto (the “Prior Investors”) agreed to amend the Agreements and waive or modify certain terms thereunder, including certain restrictions on the completion of subsequent securities offerings by the Company. In exchange, the Company agreed to issue the Prior Investors a total of 647,901 shares of common stock (including 142,000 shares issued to the lead investor under each of the Agreements in its capacity as lead investor) and 595,685 five-year warrants exercisable at $2.525 per share. The grant date fair value of the common stock and warrants issued with the Waivers was $1,328,196 and $1,086,353, respectively, and was recorded in other expenses on the condensed consolidated statement of operations for the nine months ended September 30, 2015.

The warrants issued in connection with the Waivers were determined to be derivative instruments because (a) their exercise prices may be lowered if the Company issues securities at a lower price in the future; and (b) there is a potential cash settlement provision which is not in the Company’s control (see Note 8). The aggregate fair value of the warrants was $1,086,353 and was recorded as a derivative liability on the condensed consolidated balance sheet on the date the warrants were issued.

In the event that, prior to November 14, 2015, the Company issued shares of common stock, or securities convertible into common stock, at an effective price per share of less than $2.70, the Prior Investors were entitled to the issuance of additional shares (the “Additional Shares”), the exact amount of which depended on the effective price per share of such subsequent issuance. The Company could not issue any Additional Shares of common stock requiring shareholder approval under the Rules of the Nasdaq Stock Market without receipt of such approval.

Subsequently the Company issued shares of common stock in connection with a registered public offering on July 29, 2015. This effectively triggered the need to issue Additional Shares that have been calculated by the Company as 2,559,437 common shares. Pursuant to the Rules of the Nasdaq Stock Market, the Company needed to seek shareholder approval before issuing 1,798,676 of these shares and such approval was obtained on October 16, 2015. On July 29, 2015, the trigger date value of the full issuance obligation of $2,559,437 was recorded as accrued expense and stock-based expense on the condensed consolidated statement of operations. On August 18, 2015, the Company issued 760,761 shares of common stock and recorded a gain of $167,367 when the accrual was trued up to the issuance date fair value of $593,394. On September 30, 2015, the Company recorded a gain of $935,312 when the accrual associated with the obligation to issue the remaining 1,798,676 shares of common stock was trued up to the reporting date fair value of $863,364. The charges and credits associated with the Additional Shares were recorded in accrued expenses on the condensed consolidated statement of operations for the nine months ended September 30, 2015.

Series A Unit Public Offering

On July 29, 2015, the Company closed a public offering of 3,761,657 Units at $11.00 per Unit for gross proceeds of approximately $41.4 million and net proceeds of approximately $38.7 million. Each Unit consists of one-fourth of a share of Series A preferred stock and 20 Series A warrants. Each one-fourth of a share of Series A preferred stock will be convertible into 10 shares of common stock and each Series A warrant will be exercisable into one share of common stock at an exercise price of $1.24 per share.

The Units will automatically separate into the Series A preferred stock and Series A warrants on January 23, 2016 and become convertible and exercisable, respectively, provided that the Units will separate earlier if at any time after August 24, 2015, the closing price of Vapor’s common stock is greater than $2.48 per share for 10 consecutive trading days, the Units are delisted, or the Series A warrants are exercised for cash.

The Series A preferred stock (a) ranks equal to the common stock on an as converted basis with regard to the payment of dividends or upon liquidation; (b) automatically converts into 40 shares of common stock upon the consummation of a Fundamental Transaction, as defined; (c) has no voting rights, except related to the amendment of the terms of the Series A preferred stock; and (d) has conversion limits whereby the holder may not beneficially own in excess of 4.99% of the common stock.

The Series A warrants were determined to be derivative liabilities because there is a potential cash settlement provision which isn’t under the Company’s control (see Note 8). Utilizing a Monte Carlo valuation method, the issuance date value of the warrant liabilities was calculated to be $79.4 million. Because the value of the warrant liabilities exceeded the gross proceeds from the public offering, the Company recorded a $38.1 million deemed dividend on the preferred stock. Each warrant may be cashlessly exercised for the Black Scholes value defined in the warrant agreement. The number of shares common stock the Company will issue in connection with the exercise of our warrants will be based on the common stock price as of the date of the exercise. The Company’s shareholders approved an increase to 500 million authorized common share on October 16, 2015. If all of the warrants were exercised simultaneously when the Company’s common stock traded below a certain price per share the Company may not have sufficient authorized common stock and could be required to use cash to pay warrant holders.

In connection with the closing of this offering, the Company incurred $4,779,003 of issuance costs, including cash underwriting fees of $2,722,687, other cash costs of approximately $503,898 and the issuance date value of $1,552,418 (utilizing the Black-Scholes-Merton valuation model) of the underwriter’s Series A unit purchase option, which gives the underwriter the option to purchase 188,083 units (5% of those sold in the public offering) at an exercise price of $13.75 per unit until the five-year anniversary of the closing of the public offering. All of the issuance costs were allocated to the Series A warrant liabilities because no carrying value was attributed to the Series A preferred stock and, as a result, the issuance costs were expensed immediately.

In connection with the closing of this offering, on August 3, 2015, the Company paid Chardan Capital Markets, LLC (“Chardan”) $500,000 in satisfaction of an agreement between Chardan and the Company pursuant to which Chardan waived certain rights to participate in the public offering that were granted to Chardan under its previous agreements with the Company. The $500,000 cost was recorded in other expenses on the condensed consolidated statement of operations for the nine months ended September 30, 2015.

Warrants

A summary of warrant activity for the nine months ended September 30, 2015 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term (Yrs.)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	243,218	$10.06
Warrants granted	76,447,995	1.29
Warrants exercised	-	-
Warrants assumed in Merger	49,594	26.22
Warrants forfeited or expired	-	-

Outstanding at September 30, 2015	76,740,807	$1.33	4.8	$-

Exercisable at September 30, 2015	76,740,807	$1.33	4.8	$-

The following table presents additional information related to warrants as of September 30, 2015:

	Warrants Outstanding		Warrants Exercisable
	Weighted		Weighted	Weighted
Range of	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Warrants	Price	In Years	Warrants

$1.00 - $1.99	$1.24	75,251,835	$1.24	4.8	75,251,835
$2.00 - $4.99	2.52	677,733	2.52	4.7	677,733
$5.00 - $6.99	6.40	551,305	6.40	4.4	551,305
$7.00 - $16.99	10.05	240,265	10.05	4.1	240,265
$17.00 - $66.20	64.52	19,669	64.52	2.1	19,669
		76,740,807		4.8	76,740,807

Stock-based Compensation

Stock Option Plans

On July 7, 2015, the shareholders approved the 2015 Equity Incentive Plan (the “2015 Plan”), providing for the issuance of up to 1,000,000 shares of common stock. The 2015 Plan is a broad-based plan and awards granted may be restricted stock, restricted stock units, options and stock appreciation rights. The 2015 Plan had 1,000,000 shares of common stock available for grant September 30, 2015.

Options outstanding at September 30, 2015 under the 2009 Equity Incentive plans are as follows:

Plan	Total Number of Options Outstanding under Plans
Non Plan Grants -Equity compensation not approved by security holders (1)	180,000
2009 Equity Incentive Plan	39,206
219,206

(1)	Represents options granted in October 2009, all of which expired subsequently on October 1, 2015.

A summary of activity under the 2009 Equity Incentive Plan and Non Plan Grants at September 30, 2015 and changes during the nine months ended September 30, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Term (Yrs.)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	268,860	$3.64	-	$-
Options granted	3,947	5.61	-	-
Options exercised	-	-	-	-
Options forfeited or expired	(53,600)	6.83	-	-
Outstanding at September 30, 2015	219,206	$2.22	1.1	$-
Exercisable at September 30, 2015	210,853	$2.20	0.9	$-
Available for grant at September 30, 2015	311,134

The following table presents additional information related to options as of September 30, 2015:

	Options Outstanding		Options Exercisable
	Weighted		Weighted	Weighted
Range of	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Options	Price	In Years	Options

$1.00 - $1.50	$1.06	21,540	$1.06	6.5	17,480
$1.51 - $1.99	1.58	8,440	1.58	5.6	8,106
$2.00 - $5.99	2.31	187,356	2.31	0.1	183,397
$6.00- $9.63	9.63	1,870	9.63	2.0	1,870
		219,206		0.9	210,853

During the three months ended September 30, 2015 and 2014, the Company recognized stock-based compensation of an $80,688 credit, for the recovery of stock-based charges for forfeited stock options and a $54,360 charge, respectively, in connection with the amortization of stock option expense. During the nine months ended September 30, 2015 and 2014, the Company recognized stock-based compensation of a $7,491 credit, for the recovery of stock-based charges for forfeited stock options and a $109,286 charge, respectively, in connection with the amortization of stock option expense. Stock-based compensation expense is included as part of selling, general and administrative expense in the accompanying condensed consolidated statements of operations. No employee stock options were granted during the first nine months of 2015, with the exception of the 3,947 options granted in connection with the Merger, for which the grant date fair value was determined to be immaterial.

At September 30, 2015 the amount of unamortized stock-based compensation expense on unvested stock options granted to employees, directors and consultants was $43,121 and will be amortized over 1.4 years.

Loss per share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the exercise of the Company’s warrants (using the if-converted method). Diluted loss per share excludes the potential common shares, as their effect is antidilutive. The following table summarizes the Company’s securities that have been excluded from the calculation of basic and dilutive loss per share as there effect would be anti-dilutive:

	September 30,
	2015	2014

Restricted stock units	30,000	250,000
Stock options	219,206	1,352,800
Warrants	76,740,807	22,910
Total	76,990,013	1,625,710

Note 8. FAIR VALUE MEASUREMENTS

The fair value framework under the Financial Accounting Standards Board’s guidance requires the categorization of assets and liabilities into three levels based upon the assumptions used to measure the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3, if applicable, would generally require significant management judgment. The three levels for categorizing assets and liabilities under the fair value measurement requirements are as follows:

●	Level 1: Fair value measurement of the asset or liability using observable inputs such as quoted prices in active markets for identical assets or liabilities;

●	Level 2: Fair value measurement of the asset or liability using inputs other than quoted prices that are observable for the applicable asset or liability, either directly or indirectly, such as quoted prices for similar (as opposed to identical) assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

●	Level 3: Fair value measurement of the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.

The following table summarizes the liabilities measured at fair value on a recurring basis as of September 30, 2015:

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Accrued equity	$863,364	$-	$-	$863,364
Warrant liabilities	-	-	35,905,972	35,905,972
Total derivative liabilities	$863,364	$-	$35,905,972	$36,769,336

The following table summarizes the liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Warrant liabilities	$-	$-	$-	$-
Total derivative liabilities	$-	$-	$-	$-

Level 1

Accrued equity represents the Company’s obligation to issue shares to certain investors under waivers. (See Note 7)

Level 3 Valuation Techniques

Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation and the use of at least one significant unobservable input. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting and finance department and are approved by the Chief Financial Officer. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The Company deems financial instruments to be derivative instruments if they (a) do not have fixed settlement provisions; or (b) have potential cash settlement provisions which are not within the Company’s control. The embedded conversion feature within the Debentures (see Note 6) and the common stock purchase warrants (a) reissued by the Company in connection with the Merger; (b) issued in connection with the March 3, 2015 financing (see Note 7); (c) granted in connection with the Waivers (see Note 7); and (d) issued in connection with the underwritten offering (see Note 7); have all been deemed to be derivative liabilities. In accordance with FASB ASC Topic No. 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Stock”, the embedded conversion options and the warrants were accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. In accordance with ASC 815, the Company has bifurcated the conversion feature of the convertible Debentures and warrant derivative instruments and recorded derivative liabilities on their issuance date. The Company used a Monte Carlo model and a Binomial Lattice model to value the derivative liabilities. These derivative liabilities are then revalued on each reporting date.

The Company’s derivative liabilities are carried at fair value and were classified as Level 3 in the fair value hierarchy due to the use of unobservable inputs.

The following tables summarizes the values of certain assumptions used by the Company’s custom models to estimate the fair value of the embedded conversion options and warrant liabilities during the nine months ended September 30, 2015:

	2015
	July 31,	July 29,	June 25,	March 3,
Stock price	$0.87	$1.00	$1.70	$5.50
Strike price	$2.50	$1.24	$2.53	$6.40
Remaining term (years)	0.40	5.00	5.00	5.00
Volatility	107%	107%	108%	115%
Risk-free rate	0.12%	1.62%	1.70%	1.61%
Dividend yield	0.0%	0.0%	0.0%	0.0%

	2015
	September 30,	June 30,	March 31,
Stock price	$0.48	$1.60	$5.20
Strike price	$1.24-$6.40	$2.53-$6.40	$6.40
Remaining term (years)	4.42-4.83	4.68-4.99	4.93
Volatility	110%	108%	124%
Risk-free rate	1.37%	1.63%	1.37%
Dividend yield	0.0%	0.0%	0.0%

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the three months ended September 30, 2015	For the nine months ended September 30, 2015
Beginning balance	$1,683,722	$-
Issuance of Series A warrant liabilities	79,445,308	79,445,308
Issuance of other warrant liabilities and conversion options	-	3,878,989
Warrants issued in connection with the Waivers	(13,300)	(13,300)
Change in fair value of derivative liabilities	(45,209,758)	(47,405,025)
Ending balance	$35,905,972	$35,905,972

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

During the year ended December 31, 2014, the Company entered into nine (9) real estate leases for eight (8) new retail kiosks and one (1) new retail store. The kiosks opened during the fourth quarter of 2014 and the store is scheduled to open during 2015. The kiosks are located in malls in Florida, Maryland, New Jersey and Texas. The retail store is located in Ft. Lauderdale, FL. Under these leases, the initial lease terms range from one to five years, the Company is required to pay base and percentage rents and the Company is required to pay for common area and maintenance charges, taxes and utilities.

During nine months ended September 30, 2015, the Company closed the four kiosks located in Maryland and New Jersey. The Company settled the lease commitment with the landlord on all four leases with two payments of $18,812 each for a total of $37,624. The landlord also kept the deposits on these leases in the amount of $18,500. These amounts were expensed for a total amount of $56,124 during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Company settled the lease commitment with the landlord of the retail store located in Ft. Lauderdale, FL. with a single payment of $45,000. The landlord also kept the deposit on this leases in the amount of $8,309. Therefore, the Company incurred expense in the total amount of $53,309 during the nine months ended September 30, 2015.

Through the merger which occurred on March 4, 2015 the Company acquired additional lease commitments which included one (1) Florida office space and eleven (11) retail stores. Consistent with the Company’s retail expansion, 3 additional retail store leases were acquired in the three months ended September 30, 2015.

Future minimum lease payments under non-cancelable operating leases that have initial or remaining terms in excess of one year at September 30, 2015 are due as follows:

The remaining minimum annual rents for the years ending December 31 are:

2015 (remainder)	$141,839
2016	490,503
2017	380,113
2018	60,251
2019	31,952
2020	18,963
Total	$1,123,621

Rent expense for the three months ended September 30, 2015 and 2014 was $109,239 and $46,841, respectively, and for the nine months ended September 30, 2015 and 2014 was $601,301 and $137,852, respectively, and is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

Changes in Officers and Officer Employment Agreements

On March 27, 2015, Harlan Press notified the Company of his intention to resign from the Company, effective April 10, 2015. Mr. Press previously served as Chief Financial Officer of the Company. In connection with the Company’s previously disclosed merger with Vaporin, Inc. in March 2015, Mr. Press was appointed Vice-President of Finance of the Company. Mr. Press received severance compensation and accrued vacation in accordance with his employment agreement in the total amount of $159,810, which is divided into equal weekly payments that end on January 29, 2016 and has been included in accrued liabilities as of September 30, 2015.

Effective September 15, 2015, Vapor Corp. the Company appointed Gina Hicks as its Chief Financial Officer. On September 10, 2015, the Board of Directors approved the decision to replace Mr. James Martin, the Company’s former Chief Financial Officer, with Ms. Hicks. In connection with her appointment, Ms. Hicks receives a base salary of $175,000 per year. Mr. Martin received severance compensation and accrued vacation in the total amount of $87,500, which is divided into equal weekly payments that end on March 11, 2016 and has been included in accrued liabilities as of September 30, 2015.As of September 30, 2015, $155,277 of accrued severances is included in accrued expenses on the condensed consolidated balance sheet.

On August 10, 2015, the Company entered into three-year Employment Agreements with Jeffrey Holman, the Company’s Chief Executive Officer, and Gregory Brauser, the Company’s President. Each of the Employment Agreements provide for an annual base salary of $300,000 and a target bonus in an amount ranging from 20% to 200% of their base salaries subject to the Company meeting certain adjusted earnings before interest, taxes depreciation and amortization (“Adjusted EBITDA”) performance milestones. Adjusted EBITDA is defined in the Employment Agreements as earnings (loss) from continuing operations before interest expense, income taxes, collateral valuation adjustment, bad debt expense, one-time expenses, depreciation and amortization and amortization of stock compensation or Adjusted EBITDA defined in any filing of the Company with the SEC subsequent to the date of the Employment Agreements. Additionally, the Company approved a bonus of $100,000 to each of Mr. Holman and Mr. Brauser. Messrs. Holman and Brauser are also entitled to receive severance payments, including 2 years of their then base salary and other benefits in the event of a change of control, termination by the Company without cause, termination for good reason by the executive or non-renewal by the Company.

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

On June 22, 2012, Ruyan Investment (Holding) Limited (“Ruyan”) filed a second lawsuit against the Company alleging infringement of U.S. Patent No. 8,156,944 (the ’944 Patent). Ruyan also filed separate cases for patent infringement against nine other defendants asserting infringement of the 944 Patent. Ruyan’s second lawsuit against the Company known as Ruyan Investment (Holdings) Limited vs. Vapor Corp. CV-12-5466 is pending in the United States District Court for the Central District of California. All of these lawsuits have been consolidated for discovery and pre-trial purposes. The Company intends to vigorously defend against this lawsuit.

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

All reexamination proceedings of the ’944 Patent have been stayed by the United States Patent and Trademark Office Patent Trial and Appeal Board pending its approval of one or more of them. On March 5, 2014, Fontem Ventures, B.V. and Fontem Holdings 1 B.V. (the successors to Ruyan) filed a complaint against the Company alleging infringement of U.S. Patent No. 8,365,742, entitled “Aerosol Electronic Cigarette”, U.S. Patent No. 8,375,957, entitled “Electronic Cigarette”, U.S. Patent No. 8,393,331, entitled “Aerosol Electronic Cigarette” and U.S. Patent No. 8,490,628, entitled “Electronic Atomization Cigarette. On April 8, 2014, plaintiffs amended their complaint to add U.S. Patent No. 8,689,805, entitled “Electronic Cigarette.” The products accused of infringement by the plaintiff are various Krave, Fifty-one and Hookah Stix products and parts. Eight other companies were also sued in separate lawsuits alleging infringement of one or more of the patents listed above. The Company filed its Answer and Counterclaims on May 1, 2014. The Company intends to vigorously defend against this lawsuit.

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

On December 2, 2014, Fontem Ventures B.V. and Fontem Holdings 1 B.V. filed a complaint against the Company in the U.S. District Court for the Central District of California, captioned Fontem Ventures B.V., et al. v. Vapor Corp., No. 14-cv-09267. The Complaint alleges infringement by the plaintiffs against the Company relating to various Krave, Vapor X and Fifty-One products and parts. Fontem amended its compliant on December 16, 2014, to allege infringement of United States Patent No. 8,910,641, entitled “Electronic Cigarette” against the same products. On January 15, 2015, the Company filed its Answer and Counterclaims. Fontem, by way of its expert, has stated it is currently seeking $1,982,504 in monetary damages for alleged past infringement. Fontem is also seeking to enjoin sales of Vapor’s accused products. All of the above referenced cases filed by Fontem have been consolidated and are currently scheduled for trial in November 2015. The parties are currently in preliminary settlement discussions with mediation and pre-trail dates upcoming. We have no further opinion on the outcome of these matters.

On June 22, 2015, the Center for Environment Health, as plaintiff, filed suit against a number of defendants including Vapor Corp., its wholly-owned subsidiary, the Vape Store, Inc., Vaporin and another wholly-owned subsidiary, Vaporin Florida, Inc. The lawsuit was filed in the Superior Court of the State of California, County of Alameda. The suit seeks relief under California Proposition 65 which makes it unlawful for businesses to knowingly and intentionally expose individuals in California to chemicals known to cause birth defects or other harm without providing clear and reasonable warnings. All of the defendants are alleged to have sold products containing significant quantities of nicotine without warnings in violation of Proposition 65. The plaintiff is seeking a civil penalty against these defendants in the amount of $2,500 per day for each violation of Proposition 65, together with attorneys’ fees and costs. The Company and its subsidiaries engaged counsel and intend to vigorously defend the allegations. Discovery commenced in November 2015. The Company believes that all of the products sold by Vapor Corp. have always contained an appropriate warning or no warning was required. The Vape Store, Inc., operates vape stores located in the states of Florida and Georgia, and has not, to the best of its current knowledge, sold any products into the State of California.

Purchase Commitments

At September 30, 2015 and December 31, 2014, the Company has vendor deposits of $392,161 and $319,563, respectively, and vendor deposits are included as a component of prepaid expenses and vendor deposits on the condensed consolidated balance sheets included herewith.

NOTE 10. SUBSEQUENT EVENTS

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

On October 9, 2015 the Company acquired the assets of three established retail stores in Atlanta, Georgia. On November 6, 2015 the Company acquired the assets of three retail stores and a warehouse located in Atlanta, Georgia, Birmingham, Alabama, and Nashville, Tennessee. The Company incurred aggregate cost of $1,610,000 for the acquisitions.

On October 1, 2015, the Company’s shareholders authorized the Company to amend the Company’s Certificate of Incorporation to increase the authorized shares of common stock from 150 million to 500 million.

On October 30, 2015 the Company issued an aggregate 15,000 shares of common stock to two employees and a consultant as compensation for services rendered to the Company.

On November 10, 2015, the Company issued 1,798,676 shares of common stock to certain investors in order to comply with its contractual obligations under waiver agreements (See Note 7) The Company’s shareholder approved the issuance of the shares at the October 16, 2015 shareholder meeting.

NOTE 11. REVISION OF INTERIM FINANCIAL STATEMENTS

On March 3, 2015, the Company entered into a Securities Purchase Agreement with certain accredited investors and issued five-year Warrants to purchasers of the shares to acquire an aggregate of 549,169 shares of the Company’s Common Stock with an exercise price of $6.40 per share. The Warrants were deemed to be derivative liabilities due to a potential cash settlement provision which isn’t under the Company’s control and as a result, the issuance date fair value of $2,494,639 should have been recorded as a derivative liability and a reduction of additional paid in capital at March 31, 2015. During the three months ended March 31, and June 30, 2015 the Company should have recorded the change in the fair value of the derivative liabilities resulting in gains of $288,791 and $1,744,430, respectively. The Company recorded the warrant derivative liability at September 30, 2015 and the net change in the fair value of the related derivative liability was recorded in the three months ended September 30, 2015 (See Note 8). The adjustments made in revising the Company’s previously issued interim unaudited condensed consolidated financial statements include adjustments to record the derivative liability at March 31, 2015 and June 30, 2015 and to correct the amount reported for the change in the fair value of the derivative liabilities in the Statements of Operations for the three months ended March 31, 2015 and for the three and six months ended June 30, 2015.

Management has evaluated the effect of the errors and determined that they are qualitatively immaterial to the Company’s condensed consolidated financial position and results of operations as of March 31, 2015 and for the three months then ended, and as of June 30, 2015 and for the three and six months then ended, and, therefore, amendments of the previously filed quarterly reports on Form 10-Q are not considered necessary. However, if the adjustments to correct the cumulative errors had been recorded in the first and second quarters of 2015, the Company believes the impact would have been significant to the first and second quarters of 2015 and would impact comparisons to prior periods. In accordance with guidelines issued in Staff Accounting Bulletin No. 108, the Company had recorded adjustments in the current quarter’s beginning additional paid in capital, current liabilities and accumulated deficit accounts to correct this error. We have also revised in this current Form 10-Q filing, and plan to revise in future filings of our Form 10-Q, the previously reported unaudited interim condensed consolidated financial statements for the first and second quarters of 2015 on Form 10-Q for these amounts.

The following table sets forth the revised prior period balances reported in our comparative financial statements as if adjustments had been made:

	June 30, 2015			March 31, 2015
	Amounts previously reported	Adjustment	As Revised	Amounts previously reported	Adjustment	As Revised
Balance Sheet:

TOTAL CURRENT ASSETS	$4,897,017	$-	$4,897,017	$5,613,832	$-	$5,613,832
TOTAL ASSETS	$23,368,586	$-	$23,368,586	$24,052,575	$-	$24,052,575
TOTAL CURRENT LIABILITIES	$8,909,594	$476,175	$9,385,769	$6,425,802	$2,205,848	$8,631,650
TOTAL LIABILITIES	$9,012,599	$476,175	$9,488,774	$6,532,997	$2,205,848	$8,738,845
TOTAL STOCKHOLDERS’ EQUITY	$14,355,987	$(476,175)	$13,879,812	$17,519,578	$(2,205,848)	$15,313,730

	For the Six Months Ended June 30, 2015			For the Three Months Ended June 30, 2015			For the Three Months Ended March 31, 2015
	Amounts previously reported	Adjustment	As Revised	Amounts previously reported	Adjustment	As Revised	Amounts previously reported	Adjustment	As Revised
Statements of Operations:

Operating loss	$(5,772,859)	$-	$(5,772,859)	$(2,242,004)	$-	$(2,242,004)	$(3,530,855)	$-	$(3,530,855)
Total other (expense) income	(2,961,592)	2,018,464	(943,128)	(2,511,251)	1,729,673	(781,578)	(450,341)	288,791	(161,550)
Loss before income tax benefit	(8,734,451)	2,018,464	(6,715,987)	(4,753,255)	1,729,673	(3,023,582)	(3,981,196)	288,791	(3,692,405)
Income tax benefit	-	-	-	-	-	-	-	-	-
NET INCOME (LOSS)	$(8,734,451)	$2,018,464	$(6,715,987)	$(4,753,255)	$1,729,673	$(3,023,582)	$(3,981,196)	$288,791	$(3,692,405)
Deemed dividend	-	-	-	-	-	-	-	-	-
NET INCOME (LOSS) ALLOCABLE TO COMMON SHAREHOLDERS	$(8,734,451)	$2,018,464	$(6,715,987)	$(4,753,255)	$1,729,673	$(3,023,582)	$(3,981,196)	$288,791	$(3,692,405)
LOSS PER SHARE - BASIC AND DILUTED	$(1.55)		$(1.19)	$(0.69)		$(0.44)	$(0.89)		$(0.82)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	5,648,617		5,648,617	6,901,868		6,901,868	4,494,855		4,494,855

	For the Six Months Ended June 30, 2015			For the Three Months Ended March 31, 2015
	Amounts previously reported	Adjustment	As Revised	Amounts previously reported	Adjustment	As Revised
Statements of Cash Flows:

Cash flows from operating activities:
NET INCOME (LOSS)	$(8,734,451)	$476,175	$(8,258,276)	$(3,981,196)	$1,729,673	$(2,251,523)
Adjustments to reconcile net loss to net cash used in operating activities	3,922,257	(476,175)	3,446,082	1,200,468	(1,729,673)	(529,205)
NET CASH USED IN OPERATING ACTIVITIES	$(3,795,239)	$-	$(3,795,239)	$(2,149,505)	$-	$(2,149,505)
NET CASH USED BY INVESTING ACTIVITIES:	$448,344	$-	$448,344	$536,071	$-	$536,071
NET CASH PROVIDED BY FINANCING ACTIVITIES	$4,245,791	$-	$4,245,791	$3,043,439	$-	$3,043,439

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on September 30, 2015 and the Prospectus dated as of July 23, 2015. The terms “Vapor Corp.,” “Vapor,” “we,” “us,” “our,” and the “Company” refer to Vapor Corp. and its wholly-owned subsidiaries The Vape Store, Inc. (“Vape Store”), Smoke Anywhere U.S.A., Inc. (“Smoke”) Emagine the Vape Store, LLC (“Emagine”) and IVGI Acquisition, Inc.

Company Overview

Vapor Corp. (the “Company” or “Vapor”) is a distributor and retailer of vaporizers, e-liquids and electronic cigarettes. The Company operates fourteen retail stores and one retail kiosk in the South East of the United States and is focusing on expanding the number of Company operated stores as well as launching a franchise program. Vapor also designs, markets, and distributes vaporizers, e-liquids, electronic cigarettes and accessories under the Vapor X®, Hookah Stix®, Vaporin™, and Krave®, brands. Vapor also designs and develops private label brands for distribution customers. Third party manufacturers produce Vapor’s products to meet their design specifications.

We offer our vaporizers and e-cigarettes and related products through our retail stores, customer direct phone center, online stores, to retail channels through our direct sales force, and through third party wholesalers, retailers and value-added resellers. Retailers of our products include small-box discount retailers, big-box retailers, gas stations, drug stores, convenience stores, tobacco shops and kiosk locations in shopping malls throughout the United States. We previously offered our vaporizers and electronic cigarettes and related products through our direct response television marketing efforts.

The Company’s business strategy is currently focused on a multi-pronged approach to diversify our revenue streams to include the Vape Store brick-and-mortar retail locations we have successfully deployed. We are seeing that there is a large consumer demand centered on the vaporizer products and the retention “atmosphere” created by the retail stores. We are also expanding our web presence and customer direct phone center operations that work closely to drive consumer sales. Our distribution sales continue to be a significant part of our operations and we anticipate regrowth as we have adjusted towards vaporizers in addition to our e-cigarette brands.

Third Quarter of 2015 Highlights

●	On July 29, 2015, we closed a public offering of 3,761,657 Units at $11.00 per Unit for gross proceeds of approximately $41 million and net proceeds of approximately $38.7 million.

●	Gross profit grew $370,000 or 57% to $1,018,000 in the third quarter of 2015 compared to $648,000 in the third quarter of 2014. Gross profit from retail stores grew to $640,000 in the third quarter of 2015.

●	Retail store sales represented 34% of the Company’s sales for the three months and nine months ended September 30, 2015, respectively. Retail store sales grew to $984,000 in the third quarter of 2015.

●	Net loss allocable to common shareholders decreased by $393,000 or 8% to $4,443,000 for the third quarter 2015 compared to a net loss of $4,836,000 for the third quarter 2014.

Factors Affecting Our Performance

We believe the following factors affect our performance:

Wholesale: We believe that our ability to grow consumer store sales of vaporizer products, e-liquids and accessories will affect our revenue and financial results by offsetting the deceleration in e-cigarette sales. We launched new modular vaporizer display program that represents a Vapor Store in Store concept. We believe these display programs will increase distribution and expand our customer base.

Retail: We believe the growth in the number our retail stores and expanded geographic market share will affect our revenue and financial performance. Our growing number of retail stores in a larger geographic base generate more retail sales. The Company opened three new Florida retail stores in September 2015. Subsequent to September 30, 2015 the Company acquired six retail stores, four in Georgia, one in Tennessee and one in Alabama.

Online: We believe that increasing use of online sales channels by our customers will affect our revenue and financial performance. The Company launched multi-channel web affiliate programs and continues to develop relationships with affiliate run vape-deal sites. We have added over a thousand items to our online product offerings.

Inventory Management: Our revenue trends are affected by an evolving product acceptance and consumer demand. The transition to vaporizers and e-liquids products have impacted our wholesale and online sales and our financial performance. We are creating and offering new products to our wholesale and retail customers. Evolving product development and technology impacts our licensing and intellectual properties spending. We expect the transition to vaporizer and advanced technology products to continue and impact our operating results in the future.

Increased Competition: National competitors’ launches of branded e-cigarette products during 2015 and 2014, have made it more difficult to compete on prices and to secure business. We expect increased e-cigarette product supply and downward pressure on prices to continue and impact our operating results in the future.

Critical Accounting Policies and Estimates

There were no material changes to the Company’s critical accounting policies and estimates as described in the Company’s Form 10-K for the year ended December 31, 2014.

Results of Operations for the Nine months ended September 30, 2015 Compared to the Nine months ended September 30, 2014

	For the Nine Months Ended September 30,
	2015	2014	2015 to 2014 Change $
SALES:
Wholesale and online sales, net	$4,872,553	$13,547,792	$(8,675,239)
Retail sales, net	2,486,516	-	2,486,516
Total Sales	7,359,069	13,547,792	(6,188,723)

Cost of sales wholesale and online	4,215,138	10,400,944	(6,185,806)
Cost of sales retail	948,432	-	948,432
GROSS PROFIT	2,195,499	3,146,848	(951,349)

EXPENSES:
Advertising	273,663	1,815,450	(1,541,787)
Selling, general and administrative	9,852,329	7,838,380	2,013,949
Retail kiosk closing cost	719,972	-	719,972
Total operating expenses	10,845,964	9,653,830	1,192,134
Operating loss	(8,650,465)	(6,506,982)	(2,143,483)

OTHER INCOME (EXPENSES):
Costs associated with underwritten offering (see Note 7)	(5,279,003)	-	(5,279,003)
Amortization of debt discounts	(833,035)	-	(833,035)
Amortization of deferred financing costs	(144,903)	-	(144,903)
Loss on debt extinguishment	(1,544,044)	-	(1,544,044)
Non-cash change in fair value of derivatives	47,405,025	-	47,405,025
Stock-based expense in connection with waiver agreements	(3,871,309)	-	(3,871,309)
Interest income	8,499	-	8,499
Interest expense	(101,449)	(65,723)	(35,726)
Interest expense-related party	(80,545)	-	(80,545)
Total other income (expense)	35,559,236	(65,723)	35,624,959

Income (loss) before for income tax benefit	26,908,771	(6,572,705)	33,481,476
Income tax benefit (expense)	-	(767,333)	767,333
NET INCOME (LOSS)	26,908,771	(7,340,038)	34,248,809

Deemed Dividend	(38,068,021)	-	(38,068,021)
NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS	$(11,159,250)	$(7,340,038)	$(3,819,212)

The Company’s retail sales were generated from the operations of fourteen retail stores and one retail kiosk. Net retail sales for the nine months ended September 30, 2015 and 2014 were $ 2,486,516 and $0 respectively. The retail sales growth for the nine month period 2015 and 2014 was primarily due to nine retail stores acquired from the March 4, 2015 Merger, and two stores opened in August and three stores acquired in September 2015.

Wholesale and online sales, net of returns and allowances, for the nine months ended September 30, 2015 and 2014 were $4,872,553 and $13,547,792, respectively, a decrease of $8,675,239 or approximately 64%. The decrease in net sales is attributable to the termination of our television direct marketing campaigns for our Alternacig® and VaporX® brands in June 2015 which negatively impacted sales from our on-line channels, continued decline in demand of our distributor e-cigarette category inventory, and returns of e-cigarette products. Wholesale sales were also unfavorably impacted by new national competitors’ launches of their own branded products during 2015 and 2014. In addition, sales decreased due to certain wholesale and distribution customers selling off their current inventory of electronic cigarette products and so they can transition to e-vapor products. We anticipate that the demand for e-vapor products will continue to increase, as users want products that have more advanced technology with higher performance and longer battery life. As a result, we have changed our product mix to include more e-vapor products, including premium USA made e-liquids, and have introduced innovative displays for our e-vapor products to expand our customer base.

Retail cost of goods sold for the nine months ended September 30, 2015 and 2014 were $948,432 and $0 respectively. The increase is attributed to the growth of sales generated from retail stores acquired and operated in 2015.

Wholesale and online cost of goods sold for the nine months ended September 30, 2015 and 2014 were $4,215,138 and $10,400,943, respectively, a decrease of $6,185,805, or 59%. The decrease is primarily due to reduced wholesale and online revenue.

Selling, general and administrative expenses for the nine months ended September 30, 2015 and 2014 were $9,852,329 and $7,838,380, respectively, an increase of $2,013,949 or approximately 26%. The increase was attributable to additional costs generated by the operations of the fourteen retail stores and eight retail kiosks for the nine months ended September 30, 2015. Payroll and employee related costs of $4,027,120 and $2,069,234, respectively for the nine months ended September 30, 2015 and 2014 increased by $1,957,886 due to headcount growth for the retail locations and severance packages for key employees. Depreciation and amortization expense increased by $334,138 to $349,301 from $15,163 for the nine months ended September 30, 2015 and 2014. Professional fees increased $264,232 to $2,352,163 from $2,087,931 in the nine months ended September 30, 2015 and 2014, respectively.

Retail kiosk closing costs were $719,972 for the nine months ended September 30, 2015. A loss on the disposal of assets of $478,729 was recognized from the closure of seven mall kiosks during 2015 and $241,243 of exit costs were incurred for non-cancellable leases and license obligations in the nine months ended September 30, 2015.

Advertising expense was approximately $273,663 and $1,815,450 for the nine months ended September 30, 2015 and 2014, respectively, a decrease of $1,541,787 or approximately 85%. The expense reduction was due the suspension of internet advertising and television direct marketing campaign for our Alternacig® and VaporX® brands, and reductions in print advertising programs, participation at trade shows, and other advertising campaigns.

Net other income and expenses of $35,559,236 for the nine months ended September 30, 2015 include a $47,405,025 non-cash gain from the change in the fair value of derivatives, $5,279,003 of costs associated with the underwriting of our July 29, 2015 public offering, stock base expense of $3,871,309 incurred in connection with the Waiver agreement, $977,938 of amortization of deferred debt discounts and financing costs, and $1,544,044 of loss on debt extinguishment, interest expense of $181,994, offset by $8,499 of interest income. The decrease in the trading price of the Company’s common stock at September 30, 2015 directly decreased the trading fair value of derivatives resulting in a non-cash gain of $47,405,205 from the change in the fair value of derivatives for the nine months ended September 30, 2015. Net other income and expenses of $65,723 for the nine months ended September 30, 2014 included interest expense.

Income tax expense for the nine months ended September 30, 2015 and 2014 was $0 and $767,333, respectively.

A non-cash deemed dividend of $38,068,021 was recognized in connection with the public offering of Series A Unit preferred stock and warrants on July 29, 2015.

Results of Operations for the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

	For the Three Months Ended September 30,
	2015	2014	2015 to 2014 Change $
SALES:
Wholesale and online sales, net	$1,894,822	$2,673,926	$(779,104)
Retail sales, net	984,323	-	984,323
Total Sales	2,879,145	2,673,926	205,219

Cost of sales wholesale and online	1,517,327	2,026,422	(509,095)
Cost of sales retail	343,528	-	343,528
GROSS PROFIT	1,018,290	647,504	370,786

EXPENSES:
Advertising	101,088	671,817	(570,729)
Selling, general and administrative	3,364,475	2,626,638	737,837
Retail kiosk closing cost	430,334	-	430,334
Total operating expenses	3,895,897	3,298,455	597,442
Operating loss	(2,877,607)	(2,650,951)	(226,656)

OTHER INCOME (EXPENSES):
Costs associated with underwritten offering (see Note 7)	(5,279,003)	-	(5,279,003)
Amortization of debt discounts	(67,797)	-	(67,797)
Amortization of deferred financing costs	(32,857)	-	(32,857)
Loss on debt extinguishment	(1,544,044)	-	(1,544,044)
Non-cash change in fair value of derivatives	45,209,758	-	45,209,758
Stock-based expense in connection with waiver agreements	(1,757,420)	-	(1,757,420)
Interest income	7,183	-	7,183
Interest expense	(23,244)	(8,107)	(15,137)
Interest expense-related party	(10,212)	-	(10,212)
Total other income (expense)	36,502,364	(8,107)	36,510,471

Income (loss) before for income tax benefit	33,624,757	(2,659,058)	36,283,815
Income tax benefit (expense)	-	(2,177,057)	2,177,057
NET INCOME (LOSS)	33,624,757	(4,836,115)	38,460,872

Deemed dividend	(38,068,021)	-	(38,068,021)
NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS	$(4,443,264)	$(4,836,115)	$392,851

Retail sales, net for the three months ended September 30, 2015 and 2014 were $984,323 and $0, respectively, an increase of $984,323. The increase in sales is primarily due to nine retail stores acquired from the March 4, 2015 Merger, and two stores opened in August and three stores acquired in September 2015. The retail sales growth is offset by decrease in retail sales from mall kiosks.

Wholesale and online sales, net for the three months ended September 30, 2015 and 2014 were $1,894,822 and $2,673,926, respectively, a decrease of $779,104, approximately 29%. The decrease in net sales is attributable to the termination of our television direct marketing campaigns for our Alternacig® and VaporX® brands in June 2015 which negatively impacted sales from our on-line channels, continued decline in demand of our distributor e-cigarette category inventory, and returns of e-cigarette products. Wholesale sales were also unfavorably impacted by new national competitors’ launches of their own branded products during 2015 and 2014. In addition, sales decreased due to certain wholesale and distribution customers selling off their current inventory of electronic cigarette products and so they can transition to e-vapor products. We anticipate that the demand for e-vapor products will continue to increase, as users want products that have more advanced technology with higher performance and longer battery life. As a result, we have changed our product mix to include more e-vapor products, including premium USA made e-liquids, and have introduced innovative displays for our e-vapor products to expand our customer base.

Retail cost of goods sold for the three months ended September 30, 2015 and 2014 were $343,528 and $0, respectively. The increase is due to an increase in sales from our retail division. Gross margin from retail stores grew to $640,795 in the third quarter of 2015.

Wholesale and online cost of goods sold for the three months ended September 30, 2015 and 2014 were $1,517,327 and $2,026,422 respectively, a decrease of $509,095 or approximately 25%. The decrease is primarily due to the decline in wholesale and online sales.

Selling, general and administrative expenses for the three months ended September 30, 2015 and 2014 were $3,364,475 and $2,626,638, respectively, an increase of $737,837 or approximately 28%. The increase was attributable to additional costs generated by the operations of the fourteen retail stores and eight retail kiosks for the three months ended September 30, 2015. Payroll and employee related costs of $1,497,139 and $635,174, respectively for the three months ended September 30, 2015 and 2014 increased by $861,965 due to headcount growth for the retail locations and severance packages for key employees. Depreciation and amortization expense increased by $136,922 to $139,971 from $6,937, for the three months ended September 30, 2015 and 2014.

During 2015 the Company closed seven of its mall kiosks. In connection with the kiosk closings, the Company incurred approximately $189,091 of losses on disposal of computer equipment, fixtures, and furniture and $241,243 of exit costs for non-cancellable leases for the three months September 30, 2015.

Advertising expense was approximately $101,088 and $671,817 for the three months ended September 30, 2015 and 2014, respectively, a decrease of $570,729 or approximately 85%. During the three months ended September 30, 2015, we decreased our internet advertising and television direct marketing campaigns.

Net other income and expenses of $36,502,364 for the three months ended September 30, 2015 includes a $45,209,758 gain from the change in the fair value of derivatives, $5,279,003 of costs associated with the underwriting of our July 29, 2015 public offering, stock base expense of $1,757,420 incurred in connection with the Waiver agreement, $100,654 of amortization of deferred debt discounts and financing costs, and $1,544,044 of loss on debt extinguishment, interest expense of $33,456, offset by $7,183 of interest income. The decrease in the trading price of the Company’s common stock at September 30, 2015 directly decreased the trading fair value of derivatives resulting in a non-cash gain of $45,409,769 from the change in the fair value of derivatives for the three months ended September 30, 2015. Net other income and expenses of $8,107 for the three months ended September 30, 2014 included interest expense.

Income tax expense for the three months ended September 30, 2015 and 2014 was $0 and $2,177,057, respectively. The decrease in the income tax benefit directly relates to the Company’s increase in its deferred tax asset at June 30, 2014, mainly resulting to the net operating losses generated in the first six months of 2014.

A non-cash deemed dividend of $38,068,021 was recognized in connection with the public offering of Series A Unit preferred stock and warrants on July 29, 2015.

Liquidity and Capital Resources

	For the nine months ended Sept 30,
	2015	2014

Net cash used in operating activities	(10,621,162)	(4,698,822)
Net cash used in investing activities	(65,596)	(613,278)
Net cash provided by financing activities	40,785,677	414,549
	$30,098,919	$(4,897,551)

Our net cash used in operating activities for the nine months ended September 30, 2015 resulted from our net income of $26,908,771 offset by non-cash adjustments of $37,891,854 and a net change of $361,921 in operating assets and liabilities.

The net cash used in investing activities of $65,596 for the nine months ended September 30, 2015 is due to acquisition of retail stores of $454,393, purchases of property and equipment of $194,766 and $20,000 of tradenames, offset by the collection of a $467,095 loan receivable and $136,468 of cash received in connection with the March 4, 2015 merger with Vaporin. The net cash used in investing activities of $613,278 for the nine months ended September 30, 2014 is due to a loan receivable of $512,207 and $101,071 of property and equipment purchase.

The increase in cash provided by financing activities for the nine months ended September 30, 2015 is due to proceeds of $41,378,227 from the July 29, 2015 public offering of Series A Units, net proceeds of $2,941,960 from a private place of common stock and warrants less $196,250 of offering costs, net proceeds of $1,662,500 from the issuance of convertible debenture, and $350,000 of loan proceeds from Vaporin offset by the debt repayments of $1,750,000 of convertible debentures, and $1,250,000 of senior notes payables to related parties. $1,000,000 of notes payable to related party, $567,000 of convertible notes payable, $750,000 of a term loan payable, and $33,760 of a capital lease obligation. The increase in cash provided by financing activities for the nine months ended September 30, 2014 is due to proceeds of $1,000,000 from the issuance of a note payable to a related party, and proceeds from the exercise of stock options offset the debt repayments of $478,847 of term loan payable and payment of $109,104 offering costs.

In the ordinary course of our business, we enter into purchase orders for components and finished goods, which may or may not require vendor deposits and may or may not be cancellable by either party. At September 30, 2015 and December 31, 2014, we had $392,161 and $319,563 in vendor deposits, respectively, which are included in prepaid expenses and vendor deposits on the condensed consolidated balance sheets included elsewhere in this report. At September 30, 2015 and December 31, 2014, we do not have any material financial guarantees or other contractual commitments with these vendors that are reasonably likely to have an adverse effect on liquidity.

	September 30, 2015	December 31, 2014

Cash	$30,570,113	$471,194
Total assets	$52,232,774	$4,928,483
Percentage of total assets	59%	10%

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. The majority of our cash is concentrated in one large financial institution, Fifth Third Bank.

The Company reported a net loss allocable to common shareholders of $ 11,159,250 for the nine months ended September 30, 2015 and had negative working capital of $7,044,860 as of September 30, 2015. As of November 13, 2015 the Company had approximately $28.5 million of cash. The Company expects to continue incurring losses before the impact of changes in the in the fair value of derivatives for the foreseeable future and may need to raise additional capital to pursue its retail store expansion, satisfy convertible equity obligations, and to continue as a going concern. In order to continue expanding retail operations and satisfy convertible equity obligations, the Company may need to raise additional funds through public or private equity offerings, debt financings, or other means. Management believes that the Company has access to capital resources through possible public or private equity offerings, debt financings, or other means. The Company currently anticipates that its cash and cash equivalents will be sufficient to support operations for at least twelve months subject to warrant obligations discussed in the following paragraph.

The Company’s outstanding warrants sold as part of our July 29, 2015 public offering will separate from the Series A Units on January 23, 2015. Each warrant may be cashlessly exercised for the Black Scholes value defined in the warrant agreement. The number of shares common stock we issue in connection with the exercise of our warrants will be based on our common stock price as of the date of the exercise. The July 29, 2015 public offering underwriters required us to obtain shareholder approval to increase our authorized common shares to 500 million. The shareholders approved the common share increase on October 16, 2015. If all of our warrant were exercised simultaneously when our commons stock traded below $0.17 per share we would not have sufficient authorized common stock and we could be required to use our cash to pay warrant holders. Our management has been focused on finding solutions to this potential problem. Because we cannot predict our future stock price and when the warrant holders will exercise warrants and sell the underlying common shares, or whether a solution to the this potential problem will be found prior to January 23, 2015, we cannot predict if the Company will have sufficient cash resources to satisfy our obligation to the current warrant holders.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

We do not consider our business to be seasonal.

Inflation and Changing Prices

Neither inflation nor changing prices for the three and nine months ended September 30, 2015 had a material impact on our operations.

Non-GAAP – Financial Measure

The following discussion and analysis includes both financial measures in accordance with GAAP, as well as a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternative to, net income, operating income, and cash flow from operating activities, liquidity or any other financial measures. Non-GAAP financial measures may not be indicative of the historical operating results of the Company nor are they intended to be predictive of potential future financial results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP.

We believe that the Company’s management and shareholders benefit from referring to the following non-GAAP financial measure in planning, forecasting, and analyzing future periods. Our management uses this non-GAAP financial measure in evaluating its financial and operational decision making and as a means of evaluating period to period comparison. The Company’s management uses and relies on the following non-GAAP financial measure:

We define Adjusted EBITDA as net loss allocable to common stockholders before interest expense, income taxes, depreciation and amortization, stock-based compensation, non-cash change in fair value of derivatives, non-recurring acquisition costs, offering restructuring, or other expenses, loss on debt extinguishment, loss on sale or abandonment of assets, and goodwill impairment, if any. The Company’s management believes Adjusted EBITDA is an important measure of our operating performance because it allows management, investor and analysts to evaluate and assess our core operating results from period to period after removing the impact of acquisition and offering related costs, debt extinguishment, and other items of a non-operating nature that effect comparability. Our management recognizes that Adjusted EBITDA has inherent limitations because of the excluded items.

We have included a reconciliation of our non-GAAP financial measure to the most comparable financial measure calculated in accordance with GAAP. We believe that providing the non-GAAP financial measure, together with the reconciliation to GAAP, helps investors make comparisons between the Company and other companies. In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to specific definition being used and to the reconciliation between such measures and the corresponding GAAP measure provided by each company under applicable SEC rules. The following table presents a reconciliation of adjusted EBITDA to unaudited income (loss) from operations allocable to common stockholders, a GAAP financial measure:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Reconciliation of Adjusted EBITDA to net loss allocable to common stockholders:
NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS	$(4,443,264)	$(4,836,115)	$(11,159,250)	$(7,340,038)
Interest	33,456	8,107	181,994	65,723
Income tax benefit (expense)	-	2,177,057	-	767,333
Depreciation and Amortization	139,971	6,937	349,301	15,163
Costs associated with underwritten offering	5,279,003	-	5,279,003	-
Deemed dividend	38,068,021	-	38,068,021	-
Non-cash change in fair value of derivatives	(45,209,758)	-	(47,405,025)	-
Stock-based expense in connection with waiver agreements	1,757,420	-	3,871,309	-
Loss on debt extinguishment	1,544,044	-	1,544,044	-
Amortization of debt discounts and deferred financing costs	100,654	-	977,938	-
Stock-based compensation expense	75,313	391,236	613,577	1,375,344
Retail kiosk closing costs	430,334	-	719,972
Adjusted EBITDA	$(2,224,806)	$(2,252,778)	$(6,959,116)	$(5,116,475)

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding retail expansion, the future demand for our products, the transition to vaporizer and other products, competition, the adequacy of our cash resources and our authorized common stock, and our continued ability to raise.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include our future common stock price, the timing of future warrant exercises and stock sales, having the authorized capital to issue stock to exercising Series A warrant holders, customer acceptance of our products, and proposed federal and state regulation. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There were no material changes to any legal proceedings during the three months ended September 30, 2015.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

See the exhibits listed in the accompanying “Index to Exhibits.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAPOR CORP.

Date: November 16, 2015	By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer

Date: November 16, 2015	By:	/s/ Gina Hicks
Gina Hicks
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation, as amended				Filed
4.1	Form of Series A Warrant	S-1/A	7/20/15	4.2
4.3	Form of Unit Purchase Option	S-1/A	7/10/15	4.3
10.1**	Jeff Holman Employment Agreement, Effective August 10, 2015				Filed
10.2**	Greg Brauser Employment Agreement, Effective August 10, 2015				Filed
10.3**	Gina Hicks Employment Agreement, Effective September 15, 2015	8-K	9/16/15	10.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (906)				Furnished *
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

* This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

** Management contract or compensatory plan.

