Form 10-K
period 2015-12-31
VAPOR CORP.
filed 2016-04-08
CIK 844856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

VAPOR CORP.

(Exact name of registrant as specified in its charter)

Delaware	001-36469	84-1070932
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

Address of Principal Executive Office: 3001 Griffin Road, Dania Beach, Florida 33312

Registrant’s telephone number, including area code: (888) 766-5351

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.0001

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $9.4 million based on the June 30, 2015 closing price of $112.00 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 64,932,483 shares outstanding as of April 6, 2016.

PART I

Item 1. Business.

Vapor Corp. (“Vapor” or the “Company”) operates 20 vape stores in the Southeastern United States and online where it sells vaporizers, liquids for vaporizers and e-cigarettes. The Company also designs, markets and distributes electronic cigarettes, vaporizers, e-liquids and accessories under the Vapor X®, Hookah Stix®, Vaporin™, Krave®, and Honey Stick® brands. “Electronic cigarettes” or “e-cigarettes,” and “vaporizers” are battery-powered products that enable users to inhale nicotine vapor without fire, smoke, tar, ash, or carbon monoxide. We also design and develop private label brands for our distribution customers. Third party manufacturers manufacture our products to meet our design specifications. We market our products as alternatives to traditional tobacco cigarettes and cigars. In 2014, as a response to market product demand changes, Vapor began to shift its primary focus from electronic cigarettes to vaporizers.

We offer our vaporizers and e-cigarettes and related products through our vape stores, online, customer direct phone center, online stores, to retail channels through our direct sales force, and through third party wholesalers, retailers and value-added resellers. Retailers of our products include small-box discount retailers, gas stations, drug stores, convenience stores, tobacco shops and kiosk locations in shopping malls throughout the United States.

The Company’s business strategy is currently focused on a multi-pronged approach to diversify our revenue streams to include the brick-and-mortar retail locations. We are seeing that there is a large consumer demand centered on the vaporizer products and the retention “atmosphere” created by the stores. Our distribution sales continue to be a significant part of our operations and we anticipate an improvement in their growth as we have adjusted towards vaporizers in addition to our e-cigarette brands.

Merger with Vaporin, Inc.

On March 4, 2015, the Company completed pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) with Vaporin, Inc., a Delaware corporation (“Vaporin”) by which Vaporin and its wholly owned subsidiaries including, The Vape Store, Inc. merged with and into the Company with the Company being the surviving entity (the “Merger”). The Company had also entered into a joint venture with Vaporin (the “Joint Venture”) through the execution of an operating agreement (the “Operating Agreement”) of Emagine, pursuant to which the Company and Vaporin were 50% members of Emagine. In connection with the Merger, Emagine became wholly-owned subsidiaries of the Company.

Retail Stores

The Company acquired eight Florida retail stores in the aforementioned Merger in March 2015, and opened three additional Florida retail stores between April and August 2015. On August 31, 2015, the Company acquired the assets of two established retail stores in Gainesville, Florida. On September 3, 2015, the Company acquired the assets of one established retail store in Fort Myers, Florida. On October 10, 2015, the Company acquired the assets of three established retail stores in Atlanta, Georgia. On November 6, 2015, the Company acquired the assets of two retail stores located in Atlanta, Georgia, and Nashville, Tennessee, and a retail store with an adjoining warehouse located in Birmingham, Alabama. During the fourth quarter of 2015, the Company ceased its plans to increase the number of retail stores due to adverse industry trends and increasing federal and state regulations that, if implemented, may negatively impact future retail revenues.

Series A Units Offering

On July 29, 2015, the Company closed a registered public offering of 3,761,657 Series A Units (“Units”) at $11.00 per Unit for gross proceeds of approximately $41.4 million and net proceeds of approximately $38.7 million. Each Unit is comprised of one-fourth of share of Series A convertible preferred stock and 0.1429 shares of Series A warrants.

Change from NASDAQ to OTCQB Stock Listing

On January 22, 2016, the Company received a letter from the Listing Qualifications Staff (the “Staff”) of The NASDAQ Stock Market LLC (“Nasdaq”) indicating that the Staff had determined to delist the Company’s securities based upon its concerns that the Company’s continued listing on Nasdaq, particularly pursuant to a grace period within which to regain compliance with the $1.00 bid price requirement set forth in Nasdaq Listing Rule 5450, is no longer in the public interest as that concept is described in Nasdaq Listing Rule 5110. Specifically, the Staff indicated that, given the potential for dilution of the Company’s stockholders that may be caused by the cashless exercise provision of the Company’s Series A warrants, the Staff believes that the grace period provided to the Company to regain compliance with the $1.00 bid price requirement is no longer warranted. Previously on September 14, 2015, the Staff had notified the Company that, based upon its non-compliance with the minimum $1.00 bid price requirement for the prior 30 consecutive business days, the Company – in accordance with the Nasdaq Listing Rules – had been provided a grace period, through March 14, 2016, to regain compliance with the minimum bid price requirement. On the afternoon of February 11, 2016, the Company was notified by Nasdaq that trading of the Company’s common stock would be halted.

On February 16, 2016, the Company notified the Staff of Nasdaq that it was withdrawing its request to the Nasdaq Listing Qualifications Panel (the “Panel”) for an appeal of the delisting determination made by the Staff on January 22, 2016. As a result, the Company’s shares of common stock were suspended from The Nasdaq Capital Market at the opening of business on Wednesday, February 17, 2016. Nasdaq filed a Form 25 Notification of Delisting with the Securities and Exchange Commission relating to the delisting of the Company’s common stock. The official delisting of the Company’s common stock became effective ten days thereafter. Upon the delisting from Nasdaq, the Company no longer met the “Equity Conditions” required to issue the Company’s common stock to fulfill a cashless exercise pursuant to Section 1(d) of its Series A Warrants. The Company began trading on the OTCQB Market at the opening of the markets on March 16, 2016 under its temporary symbol, VPCOD and thereby met the “Equity Conditions” required to issue the Company’s common stock to fulfill a cashless exercise pursuant to Section 1(d) of its Series A Warrants.

Vaporizers and Electronic Cigarettes

“Vaporizers” and “electronic cigarettes,” or “e-cigarettes,” are battery-powered products that enable users to inhale nicotine vapor without smoke, tar, ash, or carbon monoxide. Electronic cigarettes look like traditional cigarettes and, regardless of their construction are comprised of three functional components:

•	a mouthpiece, which is a small plastic cartridge that contains a liquid nicotine solution;

•	the heating element that vaporizes the liquid nicotine so that it can be inhaled; and

•	the electronic devices which include: a lithium-ion battery, an airflow sensor, a microchip controller and an LED, which illuminates to indicate use.

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

We also offer disposable electronic cigarettes in multiple sizes, puff counts, styles, flavors and nicotine strengths; rechargeable electronic cigarettes that use replaceable cartridges (also known as “cartomizers”), and rechargeable vaporizers for use with either electronic cigarette solution (“e-liquid”) or dry herbs or leaf. Disposable electronic cigarettes feature a one-piece construction that houses all the components and is utilized until the nicotine or nicotine free solution is depleted. Rechargeable electronic cigarettes feature a rechargeable battery and replaceable cartridge (also known as a “cartomizer”). The cartomizers are changed when the solution is depleted from use.

Our Brands

We sell our vaporizers, electronic cigarettes and e-liquids under several different brands, including, Krave®, VaporX®, HookahStix® and Vaporin™, Honey Stick® brands. We also design and develop private label brands for our distribution customers. Our in-house engineering and graphic design team’s work to provide aesthetically pleasing, technologically advanced affordable vaporizers and e-cigarette options. We are in the process of preparing to commercialize additional brands which we intend to market to new customers and demographics.

Our Improvements and Product Development

We have developed and trademarked or are preparing to commercialize additional products. We include product development expenses as part of our operating expenses. We currently own no patents which are material to our business. We have a patent application pending in the United States. There is no assurance that we will be awarded patents for of any of these pending patent applications.

Flavor Profiles

We are developing new flavor profiles that are distinct to our brands. We believe that as the vaporizer and electronic cigarette industry matures, users of vaporizers and electronic cigarettes will develop, if they have not already, preferences for the product based not only on their quality, ability to successfully deliver nicotine, battery capacity, and vapor volume they generate, but on taste and flavor, like smokers do with their preferred brand of conventional tobacco cigarettes.

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

Our Kits and Accessories

Our vaporizer and electronic cigarettes are available in kits that contain everything a user needs to begin enjoying their “vaping” experience. In addition to kits we sell replacement parts including batteries, coils, refill cartridges or cartomizers that contain the liquid solution, atomizers, tanks and e-liquids. Our refill cartridges and e-liquids are available in various assorted flavors and nicotine levels (including 0.0% nicotine). In addition to our electronic cigarette and vaporizer products we sell an assortment of accessories, including various types of chargers (including USB chargers), carrying cases and lanyards.

The Market for Vaporizers and Electronic Cigarettes

We market our vaporizers and electronic cigarettes as an alternative to traditional tobacco cigarettes and cigars. We offer our products in multiple nicotine strengths, flavors and puff counts. Because vaporizers and electronic cigarettes offer a “smoking” experience without the burning of tobacco leaf, vaporizers and electronic cigarettes offer users the ability to satisfy their nicotine cravings without smoke, tar, ash or carbon monoxide. In many cases vaporizers and electronic cigarettes may be used where tobacco-burning cigarettes may not. Vaporizers and electronic cigarettes may be used in some instances where for regulatory or safety reasons tobacco burning cigarettes may not be used. However, certain states, cities, businesses, providers of transportation and public venues in the U.S. have already banned the use of vaporizers and electronic cigarettes, where traditional cigarettes may not be smoked, while others are considering banning the use of vaporizers and electronic cigarettes. We cannot provide any assurances that the use of vaporizers and electronic cigarettes will be permitted in places where traditional tobacco burning cigarette use is banned. See the “Risk Factors” on page 27.

Advertising

Currently, we advertise our products primarily on the Internet, through trade magazine ads, and through point of sale materials and displays at retail locations. We also attempt to build brand awareness through social media marketing activities, price promotions, and in-store and on premise promotions, public relations and trade show participation. We intend to continue to strategically manage our advertising activities in 2016 to gain editorial coverage for our brands. Some of our competitors promote their brands through print media and television commercials, and through celebrity endorsements, and have substantial resources to devote to such efforts. We believe that our and our competitors’ efforts have helped increase our sales, our product acceptance and general industry awareness.

Distribution and Sales

We offer our vaporizers and electronic cigarettes and related products through our retail vape stores, our websites, and retail channels through our direct sales force, and through third party wholesalers and distributors, retailers and value-added resellers. Retailers of our products include small-box discount retailers, gas stations, drug stores, convenience stores, tobacco shops throughout the United States. Vapor sells directly to consumers through twenty company owned retail vape stores. Our management believes that consumers are shifting towards vape stores for an enhanced experience. This enhanced experienced is derived from the greater variety of products at the stores, the knowledgeable staff and the social atmosphere. Vapor anticipates a significant portion of future revenue will come from its retail stores.

We believe that future growth of vaporizers, electronic cigarettes, and e-liquids is dependent on either higher volume, lower margin sales channels, like the broad based distribution network through which cigarettes are sold, or through Company-owned stores. Thus, we focused on growing our retail distribution reach by opening retail stores and entering into distribution agreements with large and established value added resellers. We currently have established relationships with several large retailers and national chains and in connection therewith we have paid slotting fees based on the number of stores our products are carried. These existing relationships are “at-will” meaning that either party may terminate the relationship for any reason or no reason at all. In 2015, we closed all of our retail kiosks, due to growing mall restrictions on public vaping, and focused on acquiring and developing the vape stores in Florida and the Southeast USA.

Business Strategy

We believe and are seeing in our current stores that there is a large consumer demand centered on the vaporizer products and the “atmosphere” created by the vape stores. Additionally, our business strategy leverages our ability to design market and develop multiple vaporizer and e-cigarette brands and to bring those brands to market through our multiple distribution channels.

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

Our goal is to achieve a position of sustainable leadership in the vaporizer industry. Our strategy consists of the following key elements:

•	develop new brands and engineer product offerings with new technology and performance advancements;

•	continue our product focus on vaporizers and e-liquids;

•	invest in and leverage our new and existing brands through marketing and advertising;

•	increase our presence in national and regional retailers;

•	expand our brand awareness and online web presence;

•	expanding into new potential markets;

•	scale our distribution through strategic resale partnerships;

•	align our product offerings and cost with market demand; and

•	consider diversifying our line of business

Competition

Competition in the electronic cigarette industry, including the vaporizer and e-liquid segments, is intense. We compete with other sellers of electronic cigarettes, most notably Altria Group, Inc., JT International, Imperial Tobacco, and Reynolds American, Inc., which are big tobacco companies that have electronic cigarette business segments. The nature of our competitors is varied as the market is highly fragmented and the barriers to entry into the business are low. Our direct competitors sell products that are substantially similar to ours and through the same channels through which we sell our products. We compete with these direct competitors for sales through distributors, wholesalers and retailers, including but not limited to national chain stores, tobacco shops, gas stations, travel stores, shopping mall kiosks, in addition to direct to public sales through the Internet, mail order and telesales.

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

As discussed above, we compete against “big tobacco”, U.S. cigarette manufacturers of both conventional tobacco cigarettes and electronic cigarettes like Altria Group, Inc., JT International, Imperial Tobacco, and Reynolds American, Inc. We compete against “big tobacco” who offers not only conventional tobacco cigarettes and electronic cigarettes and vaporizers, but also smokeless tobacco products such as “snus” (a form of moist ground smokeless tobacco that is usually sold in sachet form that resembles small tea bags), chewing tobacco and snuff. “Big tobacco” has nearly limitless resources, global distribution networks in place and a customer base that is fiercely loyal to their brands. Furthermore, we believe that “big tobacco” is devoting more attention and resources to developing, acquiring technology patents, and offering electronic cigarettes, vaporizers and e-liquids as these markets grow. Because of their well-established sales and distribution channels, marketing expertise and significant resources, “big tobacco” is better positioned than small competitors like us to capture a larger share of the electronic cigarette market.

Manufacturing

We have no manufacturing capabilities and do not intend to develop any manufacturing capabilities. Third party manufacturers make our products to meet our design specifications. We depend on third party manufacturers for our vaporizers, e-liquid, electronic cigarettes and accessories. Our customers associate certain characteristics of our products including the weight, feel, draw, unique flavor, packaging and other attributes of our products to the brands we market, distribute and sell. Any interruption in supply and or consistency of our products may harm our relationships and reputation with customers, and have a material adverse effect on our business, results of operations and financial condition. In order to minimize the risk of supply interruption, we currently utilize several third party manufacturers to manufacture our products to our specifications.

We currently utilize several manufacturers, all of which are based in China. We contract with our manufacturers on a purchase order basis. We do not have any output or requirements contracts with any of our manufacturers. Our manufacturers provide us with finished products, which we hold in inventory for distribution, sale and use. Certain Chinese factories and the products they export have recently been the source of safety concerns and recalls, which is generally attributed to lax regulatory, quality control and safety standards. Should Chinese factories continue to draw public criticism for exporting unsafe products, whether those products relate to our products or not, we may be adversely affected by the stigma associated with Chinese production, which could have a material adverse effect on our business, results of operations and financial position.

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

Intellectual Property

We have developed and trademarked or are preparing to commercialize additional products. We include product development expenses as part of our operating expenses. We currently own no patents which are material to our business. We have one patent application pending in the United States. There is no assurance that we will be awarded patents for of any of these pending patent applications.

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

Trademarks

We own federal trademarks registrations for our brands, including: Fifty-One®, Krave®, Vapor X®, Alternacig®, EZSMOKER®, Green Puffer®, Americig®, Hookah Stix®, Honey Stick®, Vaporin™ and Smoke Star® brands. We have also own additional pending federal trademarks applications for other brands and product lines.

Patent Litigation

Third party patent lawsuits alleging our infringement of patents, trade secrets or other intellectual property rights have and could force us to do one or more of the following:

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

Future third party lawsuits alleging our infringement of patents, trade secrets or other intellectual property rights could have a material adverse effect on our business, results of operations and financial condition.

We are required to obtain licenses to patents or proprietary rights of others and may be required to obtain more in the future and as the product continues to evolve. We cannot assure you that any future licenses required under any such patents or proprietary rights would be made available on terms acceptable to us or at all. If we do not obtain such licenses, we could encounter delays in product market introductions while we attempt to design around such patents, or could find that the development, manufacture, or sale of products requiring such licenses could be foreclosed. Litigation may be necessary to defend against claims of infringement asserted against us by others, or assert claims of infringement to enforce patents issued to us or exclusively licensed to us, to protect trade secrets or know-how possessed by us, or to determine the scope and validity of the proprietary rights of others. In addition, we may become involved in oppositions in foreign jurisdictions, reexaminations declared by the United States Patent and Trademark Office, or interference proceedings declared by the United States Patent and Trademark Office to determine the priority of inventions with respect to our patent applications or those of our licensors. Litigation, opposition, reexamination or interference proceedings could result in substantial costs to and diversion of effort by us, and may have a material adverse impact on us. In addition, we cannot assure you that our efforts to maintain or defend our patents will be successful.

Since a 2010 U.S. Court of Appeals decision, the Food and Drug Administration (“FDA”) is permitted to regulate electronic cigarettes as “tobacco products” under the Family Smoking Prevention and the Tobacco Control Act. Under this decision, the FDA is not permitted to regulate electronic cigarettes as “drugs” or “devices” or a “combination product” under the Federal Food, Drug and Cosmetic Act unless they are marketed for therapeutic purposes. This is contrary to anti-smoking devices like nicotine patches, which undergo more extensive FDA regulation. Because Vapor does not market Vapor’s electronic cigarettes for therapeutic purposes, Vapor’s electronic cigarettes are subject to being classified as “tobacco products” under the Tobacco Control Act. The Tobacco Control Act grants the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products, although the FDA is prohibited from issuing regulations banning all cigarettes or all smokeless tobacco products, or requiring the reduction of nicotine yields of a tobacco product to zero.

On April 24, 2014, the FDA released proposed rules that would extend its regulatory authority to electronic cigarettes and certain other tobacco products under the Tobacco Control Act. The proposed rules would require that electronic cigarette manufacturers (i) register with the FDA and report electronic cigarette product and ingredient listings; (ii) market new electronic cigarette products only after FDA review; (iii) only make direct and implied claims of reduced risk if the FDA confirms that scientific evidence supports the claim and that marketing the electronic cigarette product will benefit public health as a whole; (iv) not distribute free samples; (v) implement minimum age and identification restrictions to prevent sales to individuals under age 18; (vi) include a health warning; and (vii) not sell electronic cigarettes in vending machines, unless in a facility that never admits youth. It is not known how long this regulatory process to finalize and implement the rules may take. Accordingly, Vapor cannot predict the content of any final rules from the proposed rules or the impact they may have. See the “Risk Factor” on page 31 which also discusses possible additional FDA rulemaking.

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

As local regulations expand, vaporizers and electronic cigarettes may lose their appeal as an alternative to cigarettes, which may have the effect of reducing the demand for Vapor’s products and as a result have a material adverse effect on Vapor’s business, results of operations and financial condition.

At present, neither the Prevent All Cigarette Trafficking Act (which prohibits the use of the U.S. Postal Service to mail most tobacco products, which would require individuals and businesses that make interstate sales of cigarettes or smokeless tobacco to comply with state tax laws) nor the Federal Cigarette Labeling and Advertising Act (which governs how cigarettes can be advertised and marketed) apply to electronic cigarettes. The application of either or both of these federal laws to vaporizers and electronic cigarettes would have a material adverse effect on Vapor’s business, results of operations and financial condition.

Regulations

On July 1, 2015, the FDA published a document entitled “Advanced notice of proposed rulemaking” or the Advance. Through the Advance, the FDA solicited public comments on whether it should issue rules with respect to nicotine exposure warning and child-resistant packaging for e-liquids containing nicotine. Following public comment, the FDA may issue proposed rules in furtherance of the purposes outlined in the Advance and ultimately pass the rules as proposed or in modified form. We cannot predict whether if rules are passed it will have a material adverse effect on our future results of operations and financial conditions.

Vapor expects that the tobacco industry will experience significant regulatory developments over the next few years, driven principally by the World Health Organization’s FCTC. The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. Regulatory initiatives that have been proposed, introduced or enacted include:

•the levying of substantial and increasing tax and duty charges;

•restrictions or bans on advertising, marketing and sponsorship;

•the display of larger health warnings, graphic health warnings and other labelling requirements;

•restrictions on packaging design, including the use of colors and generic packaging;

•restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;

•requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents levels;

•requirements regarding testing, disclosure and use of tobacco product ingredients;

•increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;

•elimination of duty free allowances for travelers; and

• encouraging litigation against tobacco companies.

If Vaporizers, electronic cigarettes, or e-liquids, are subject to one or more significant regulatory initiates enacted under the FCTC, Vapor’s business, results of operations and financial condition could be materially and adversely affected.

Employees

As of April 6, 2016, we had 122 full-time employees and 9 part-time employees, none of which are represented by a collective bargaining agreement. We believe that our employee relations are good.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies. Please see the Company’s risk factors contained under Item 7.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

We lease approximately 13,000 square feet of office and warehouse facilities located at 3001 Griffin Road, Dania Beach, Florida, under a month to month lease.

The Company currently has lease agreements for 20 retail store locations one of which has a small warehouse. Under these leases, the initial lease terms range from one to five years. During 2015, the Company closed its eight kiosks that it opened in the fourth quarter of 2014 and negotiated settlements and terminations of the related leases and licensing agreements. Under these leases, the initial lease terms ranged from one to five years.

Item 3. Legal Proceedings.

Fontem Matters

On June 22, 2012, Ruyan Investment (Holding) Limited (“Ruyan”) filed a lawsuit against the Company alleging infringement of U.S. Patent No. 8,156,944 (the “944 Patent”). Ruyan also filed separate cases for patent infringement against nine other defendants asserting infringement of the 944 Patent. Ruyan’s second lawsuit against the Company known as Ruyan Investment (Holdings) Limited vs. Vapor Corp. CV-12-5466 is pending in the United States District Court for the Central District of California. All of these lawsuits were consolidated for discovery and pre-trial purposes.

On February 25, 2013, Ruyan’s second patent infringement lawsuit against the Company as well as all of the other consolidated lawsuits were stayed as a result of the Court granting a stay in one of the consolidated lawsuits. The Court granted the motion to stay Ruyan’s separate lawsuits against the Company and the other defendants based on the filing of a request for inter partes reexamination of the 944 Patent at the United States Patent and Trademark Office.

All reexamination proceedings of the 944 Patent had stayed by the United States Patent and Trademark Office Patent Trial and Appeal Board pending its approval of one or more of them. On March 5, 2014, Fontem Ventures, B.V. and Fontem Holdings 1 B.V. (the successors to Ruyan) filed a complaint against the Company alleging infringement of U.S. Patent No. 8,365,742, entitled “Aerosol Electronic Cigarette”, U.S. Patent No. 8,375,957, entitled “Electronic Cigarette”, U.S. Patent No. 8,393,331, entitled “Aerosol Electronic Cigarette” and U.S. Patent No. 8,490,628, entitled “Electronic Atomization Cigarette. On April 8, 2014, plaintiffs amended their complaint to add U.S. Patent No. 8,689,805, entitled “Electronic Cigarette.” The products accused of infringement by the plaintiff are various Krave, Fifty-one and Hookah Stix products and parts. Eight other companies were also sued in separate lawsuits alleging infringement of one or more of the patents listed above. The Company filed its Answer and Counterclaims on May 1, 2014.

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

On December 2, 2014, Fontem Ventures B.V. and Fontem Holdings 1 B.V. filed a complaint against the Company in the U.S. District Court for the Central District of California, captioned Fontem Ventures B.V., et al. v. Vapor Corp., No. 14-cv-09267. The Complaint alleges infringement by the plaintiffs against the Company relating to various Krave, Vapor X and Fifty-One products and parts. Fontem amended its complaint on December 16, 2014, to allege infringement of United States Patent No. 8,910,641, entitled “Electronic Cigarette” against the same products. On January 15, 2015, the Company filed its Answer and Counterclaims. Fontem, by way of its expert, sought $1,982,504 in monetary damages for alleged past infringement. All of the above referenced cases filed by Fontem were consolidated.

Effective December 16, 2015, the Company entered into a confidential Settlement Agreement and a non-exclusive royalty-bearing confidential Global License Agreement (“License Agreement”) with Fontem Ventures B.V. (“Fontem”) resulting in the dismissal of all of the aforementioned patent infringement cases by Fontem against the Company. On January 15, 2016, the Company made a payment of $1.7 million under the terms of the Settlement and License Agreements. In connection with the License Agreement, Fontem granted the Company a non-exclusive license to certain of its products. As consideration, the Company will make quarterly license and royalty payments to Fontem based on the sale of qualifying products as defined in the License Agreement. The term of the License Agreement will continue until all of the patents on the products subject to the agreement are no longer enforceable.

California Center for Environment Health Matters

On June 22, 2015, the Center for Environment Health, as plaintiff, filed suit against a number of defendants including Vapor Corp., its wholly-owned subsidiary, the Vape Store, Inc., Vaporin and another wholly-owned subsidiary, Vaporin Florida, Inc. The lawsuit was filed in the Superior Court of the State of California, County of Alameda. The suit seeks relief under California Proposition 65 which makes it unlawful for businesses to knowingly and intentionally expose individuals in California to chemicals known to cause birth defects or other harm without providing clear and reasonable warnings. All of the defendants are alleged to have sold products containing significant quantities of nicotine without warnings in violation of Proposition 65. The plaintiff sought a civil penalty against these defendants in the amount of $2,500 per day for each violation of Proposition 65, together with attorneys’ fees and costs. Discovery commenced in November 2015. On April 6, 2016, the Company and the plaintiff entered into a settlement agreement, which required the Company to (1) make a payment of $45,000 and (2) comply with enhanced product labeling requirements within a set implementation period as defined in the consent judgment.

On March 2, 2016, Hudson Bay Master Fund Ltd., filed a complaint against the Company in the Supreme Court of the State of New York, County of New York, captioned Hudson Bay Master Fund Ltd. versus Vapor Corp., Index No. 651094/2016.  The Complaint alleges that the Company failed to timely exercise its Series A Warrants delivered by the plaintiff and seeks damages of $339,810.  The Company intends to file an answer to dispute these claims.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently listed on the OTCQB Market under the symbol “VPCOD” and our Units were quoted on The NASDAQ Capital Market under the symbol “VPCOU.” On January 25, 2016, the Units separated into Series A Convertible Preferred Stock and Series A Warrants and public trading ceased.

The following table contains, for the periods indicated, the intraday high and low sale prices per share of our common stock and Units.

	Common Stock (1)		Units
	High	Low	High	Low
	$	$	$	$
Fiscal 2014	3,304.00	357.00	N/A	N/A
First Quarter	3,304.00	1,970.50	N/A	N/A
Second Quarter	2,429.00	1,680.00	N/A	N/A
Third Quarter	1,785.00	427.10	N/A	N/A
Fourth Quarter	1,340.50	357.00	N/A	N/A
Fiscal 2015	497.00	9.80	11.25	4.25
First Quarter	497.00	350.00	N/A	N/A
Second Quarter	367.50	112.00	N/A	N/A
Third Quarter	103.60	30.10	11.25	4.25
Fourth Quarter	49.70	9.80	10.48	7.25

(1)        The Company effected a 1-for-5 reverse stock split on December 27, 2013, a 1-for-5 reverse stock split on July 9, 2015 and a 1-for-70 reverse stock split on March 9, 2016. Common stock per share information gives effect to the aforementioned reverse splits of the Company’s common stock.

As of April 6, 2016, there were approximately 1,276 stockholders of record for our common stock. A substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

As of April 6, 2016, the last reported sale price of our common stock on OTCQB Market was $0.0029 per share.

We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on any of our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends in the foreseeable future. Future determination as to the declaration and payment of dividends, if any, will be at the discretion of our Board and will depend on then existing conditions, including our operating results, financial conditions, contractual restrictions, capital requirements, business prospects and other factors our Board may deem relevant.

Item 6. Selected Financial Data.

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included elsewhere in this report. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Cautionary Note Regarding Forward Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy, plans and objectives of management for future operations, are forward-looking statements.

Forward-looking statements contained in this report include:

●	Our liquidity;

●	Increase demand for vaporizers and related products;

●	Opportunities for our business; and

●	Growth of our business.

The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “expect,” and similar expressions, as they relate to us, are intended to identify forward-looking statements.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur.  Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the Risk Factors contained herein.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.  For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors below.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors.”

Company Overview

Vapor Corp. (the “Company” or “Vapor”) is a distributor and retailer of vaporizers, e-liquids and electronic cigarettes. The Company operates twenty retail stores in the Southeast of the United States. Vapor also designs, markets, and distributes vaporizers, e-liquids, electronic cigarettes and accessories under the Vapor X®, Hookah Stix®, Vaporin™, Krave® and, Honey Stick® brands. Vapor also designs and develops private label brands for distribution customers. Third party manufacturers produce Vapor’s products to meet their design specifications.

Vapor offers e-liquids, vaporizers, e-cigarettes and related products through our vape stores, online, retail channels through our direct sales force, and through third party wholesalers, retailers and value-added resellers. Retailers of our products include small-box discount retailers, gas stations, drug stores, convenience stores, and tobacco shops throughout the United States.

On July 7, 2015, the Company filed an amendment to its Certificate of Incorporation to effectuate a one-for-five reverse stock split to its common stock and to increase its authorized common stock to 150,000,000 shares. These amendments were effective on July 8, 2015. On October 28, 2015, the Company filed an amendment to its Certificate of Incorporation to increase its authorized common stock to 500,000,000. On February 1, 2016, the Company filed an amendment to its Certificate of Incorporation to increase its authorized common stock to 5,000,000,000, and change the par value to $0.0001. On March 4, 2016, the Company filed an amendment to its Certificate of Incorporation to effectuate a one-for-seventy reverse stock split to its common stock. All warrant, convertible preferred stock, option, common stock shares and per share information included in these consolidated financial statements gives effect to the aforementioned reverse splits of the Company’s common stock.

Merger with Vaporin, Inc.

On March 4, 2015, Vaporin and its wholly owned subsidiaries including, The Vape Store, Inc. merged with and into the Company with the Company being the surviving entity. In connection with the Merger, Emagine became wholly-owned subsidiaries of the Company.

Retail Stores

The Company acquired eight Florida retail stores in the aforementioned Merger in March 2015, and opened three additional Florida retail stores between April and August 2015. On August 31, 2015 the Company acquired the assets of two established retail stores in Gainesville, Florida. On September 3, 2015, the Company acquired the assets of one established retail store in Fort Myers, Florida. On October 10, 2015 the Company acquired the assets of three established retail stores in Atlanta, Georgia. On November 6, 2015, the Company acquired the assets of two retail stores located in Atlanta, Georgia, and Nashville, Tennessee, and a retail store with an adjoining warehouse located in Birmingham, Alabama. During the fourth quarter of 2015, the Company ceased its plans to increase the number of retail stores due to adverse industry trends and increasing federal and state regulations that, if implemented, may negatively impact future retail revenues.

Series A Units Offering

On July 29, 2015, the Company closed a registered public offering of 3,761,657 Units at $11.00 per Unit for gross proceeds of approximately $41.4 million and net proceeds of approximately $38.7 million. Each Unit is comprised of one-fourth of share of Series A convertible preferred stock and 0.2857 Series A warrants. Each one-fourth of a share of Series A preferred stock is convertible into 0.1429 shares of common stock and each Series A warrant is exercisable into 0.1429 shares of common stock at an exercise price of $86.80 per share.

Going Concern and Liquidity

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of any uncertainties related to our going concern assessment. The Company’s outstanding warrants sold as part of our July 29, 2015 public offering separated from the Series A Units on January 23, 2016. Each warrant may be exercised without cash for the Black Scholes value defined in the warrant agreement. The number of shares of common stock we issue in connection with the exercise of our warrants will be based on our common stock price two days prior to the date of the exercise. If all of the warrants were exercised simultaneously, then the Company would not have sufficient authorized common stock to satisfy all the warrant exercises and it may be required to use cash to pay warrant holders. Since we cannot predict the future stock price and when the warrant holders will exercise warrants and sell the underlying common shares, management cannot predict if the Company will have sufficient cash resources to satisfy its obligation to the current warrant holders.

We reported a net loss allocable to common shareholders of approximately $36.3 million for the year ended December 31, 2015 and had negative working capital of approximately $17.2 million. We expect to continue incurring losses before the impact of changes in the fair value of derivatives for the foreseeable future and may need to raise additional capital to pursue its retail store expansion, satisfy warrant obligations, and to continue as a going concern.

Accordingly, the material uncertainty related to the exercise of warrants and the sufficiency of cash reserves to satisfy obligations raises substantial doubt about the Company’s ability to continue as a going concern.

Factors Affecting Our Performance

We believe the following factors affect our performance:

Wholesale: We believe that our ability to grow consumer store sales of vaporizer products, e-liquids and accessories will affect our revenue and financial results by offsetting the deceleration in e-cigarette sales. We launched a new modular vaporizer display program that represents a Vapor Store in Store concept. We believe these display programs will increase distribution and expand our customer base.

Retail: We believe the operating performance of our retail stores will affect our revenue and financial performance. The Company has a total of twenty retail stores, fourteen retail stores in Florida, four in Georgia, one in Tennessee and one in Alabama. During the fourth quarter of 2015, the Company ceased its plans to increase the number of retail stores due to adverse industry trends and increasing federal and state regulations that, if implemented, may negatively impact future retail revenues.

Online: The Company launched multi-channel web affiliate programs. We have added over a thousand items to our online product offerings.

Inventory Management: Our revenue trends are affected by an evolving product acceptance and consumer demand. The transition to vaporizers and e-liquids products have impacted our wholesale and online sales and our financial performance. We are creating and offering new products to our wholesale and retail customers. Evolving product development and technology impacts our licensing and intellectual properties spending. We expect the transition to vaporizer and advanced technology and enhanced performance products to continue and impact our operating results in the future.

Increased Competition: National competitors’ launches of branded e-cigarette products during 2015 and 2014, have made it more difficult to compete on prices and to secure business. We expect increased e-cigarette product supply and downward pressure on prices to continue and impact our operating results in the future. We market and sell the similar vaporizers and e-liquids as our competitors and we sell our products at substantially similar prices as our competitors; accordingly, the key competitive factors for our success is maintain the quality of service we offer our customers and effective marketing efforts.

Results of Operations

The following table sets forth our Consolidated Statements of Operations for the years ended December 31, 2015, and 2014 that is used in the following discussions of our results of operations:

	For the Year Ended December 31,
	2015	2014	2015 to 2014 Change $
SALES:
Wholesale and online sales, net	$6,521,354	$15,143,552	$(8,622,198)
Retail sales, net	4,228,679	136,307	4,092,372
Total Sales, net	10,750,033	15,279,859	(4,529,826)
Cost of sales wholesale and online	6,398,082	14,296,121	(7,898,039)
Cost of sales retail	1,616,561	201,133	1,415,428
GROSS PROFIT	2,735,390	782,605	1,952,785

OPERATING EXPENSES:
Advertising	336,342	2,374,329	(2,037,987)
Selling, general and administrative	15,744,130	11,126,759	4,617,371
Impairment of goodwill and intangible assets	15,403,833	—	15,403,833
Total operating expenses	31,484,305	13,501,088	17,983,217
Operating loss	(28,748,915)	(12,718,483)	(16,030,432)

OTHER INCOME (EXPENSES):
Costs associated with underwritten offering	(5,279,003)	—	(5,279,003)
Amortization of debt discounts	(833,035)	(156,250)	(676,785)
Amortization of deferred financing costs	(144,903)	(17,458)	(127,445)
Loss on debt extinguishment	(1,497,169)	—	(1,497,169)
Non-cash change in fair value of derivatives	42,221,418	—	42,221,418
Stock-based expense in connection with waiver agreements	(3,748,062)	—	(3,748,062)
Interest income	19,323	—	19,323
Interest expense	(108,356)	(192,725)	84,369
Interest expense-related party	(80,545)	—	(80,545)
Total other income (expense)	30,549,668	(366,433)	30,916,101
Income (loss) before for income tax expense	1,800,753	(13,084,916)	14,885,669
Income tax expense	—	(767,333)	767,333
NET INCOME (LOSS)	1,800,753	(13,852,249)	15,653,002

Deemed dividend	(38,068,021)	—	(38,068,021)
NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS	$(36,267,268)	$(13,852,249)	$(22,415,019)

Net wholesale and online sales decreased by $8,622,198 to $6,521,354 for the year ended December 31, 2015 as compared to $15,143,552 for the year ended December 31, 2015. The net sales decrease is attributable to continued decline in demand from our distributor e-cigarette category inventory, returns of e-cigarette products and to the termination of our television direct marketing campaigns for our Alternacig® and VaporX® brands in June 2015 which negatively impacted sales from our on-line channels. Wholesale sales were also unfavorably impacted by new national competitors’ launches of their own branded products during 2015 and 2014. Increased national and local competition in both the e-cigarette and vaporizers markets caused declines in product sales prices. In addition, sales decreased due to certain wholesale and distribution customers selling off their current inventory of electronic cigarette products and so they can transition to e-vapor products. We anticipate that the demand for e-vapor products will continue to increase, as users want products that have more advanced technology with higher performance and longer battery life. As a result, we have changed our product mix to include more e-vapor products, including premium USA made e-liquids, and have introduced innovative displays for our e-vapor products to expand our customer base.

Net retail sales increased $4,092,372 to $4,228,679 for the year ended December 31, 2015 as compared to $136,307 for the year ended December 31, 2014. The increase in sales is primarily due to the eight retail stores acquired by us in connection with the Merger, and 12 new stores opened or acquired from March through December 2015. The retail sales growth is offset by decrease in retail sales from eight mall kiosks, seven of which were closed by June 30, 2015 and the final one closed on December 31, 2015.

Wholesale and online cost of goods sold for the year ended December 31, 2015 and 2014 were $6,398,082 and $14,296,121 respectively, a decrease of $7,889,039. The decrease is primarily due to the decline in wholesale and online sales. For the years ended December 31, 2015 and 2014, charges to cost of goods sold were taken for $441,915 and $1,834,619, respectively, for obsolete and slow moving wholesale inventories.

Retail cost of goods sold for the year ended December 31, 2015 and 2014 were $1,616,561 and $201,133, respectively. The increase is due to an increase in sales from our retail stores. Gross profit from retail stores was $2,612,118 for the year ended December 31, 2015. There was gross loss of $64,826 from retail mall kiosks for the year ended December 31, 2014 was attributable to products returns and refunds and startup costs.

Advertising expense decreased $2,037,987 to approximately $336,342 for the year ended December 31, 2015 compared to $2,374,329 for the year ended December 31, 2014. During the year ended December 31, 2015, we decreased our internet advertising and television direct marketing campaigns.

Selling, general and administrative expenses increased $4,617,371 to $15,744,130 for the year ended December 31, 2015 compared $11,126,759 to the same period in 2014. An increase of approximately $2.5 million was attributable to additional operating costs generated by the operations of the twenty retail stores. Payroll and employee related costs of $5,447,738 and $2,864,609 respectively for the years ended December 31, 2015 and 2014 increased by $2,583,129 due to headcount growth for the retail locations and severance packages for key employees. Selling, general and administrative expenses for the year ended December 31, 2015 also included $1.9 million of settlements and royalty fees. During 2015, the Company closed eight of its mall kiosks. In connection with the kiosk closings, the Company incurred approximately $463,840 of losses on disposal of computer equipment, fixtures, and furniture and $265,627 of exit costs for non-cancellable leases for the year ended December 31, 2015. Depreciation and amortization expense increased by $405,667 to $462,102 from $56,435 for the years ended December 31, 2015 and 2014.

During the fourth quarter of 2015, the Company revised its plans to increase the number of retail stores due to adverse industry trends and increasing federal and state regulations that may potentially reduce both wholesale and retail revenues. The ceased retail store expansion plan and potential reduction in revenue from proposed regulations could negatively impact the Company’s projected cash flows and profits. Accordingly the Company’s goodwill and intangible assets were evaluated for impairment. Management concluded that goodwill and certain intangible assets were impaired and recorded impairment charges of $14,455,000 and $948,833, respectively, totaling to $15,403,833 for the year ended December 31, 2015.

Net other income and expenses of $30,549,668 for the year ended December 31, 2015 included a $42,221,418 non-cash gain from the change in the fair value of the derivatives, $5,279,003 of costs associated with the underwriting of our July 29, 2015 public offering of Series A Units, stock-based expense of $3,748,063 incurred in connection with the Waiver agreements made in connection with the Company’s private placement offerings, $977,938 of amortization of deferred debt discounts and financing costs, and $1,497,169 of loss on debt extinguishment. The costs associated with the Series A Unit underwriting were expensed as incurred due to the derivative features of the Units. The decrease in the trading price of the Company’s common stock at December 31, 2015, as compared to the date of issuance, directly decreased the trading fair value of derivatives resulting in a non-cash gain of $42,221,418 from the change in the fair value of derivatives for the year ended December 31, 2015. Net other expenses of $ 366,433 for the year ended December 31, 2014 is included interest expense and amortization of deferred debt discount and financing costs of $192,725 and $173,708, respectively.

A non-cash deemed dividend of $38,068,021 was recognized in connection with the public offering of the Units in July 2015.

Liquidity and Capital Resources

	For the year ended December 31,
	2015	2014

Net cash used in operating activities	(9,286,758)	(6,290,997)
Net cash used in investing activities	(1,010,282)	(1,077,505)
Net cash provided by financing activities	37,040,837	1,269,481
	$26,743,797	$(6,099,021)

Our net cash used in operating activities of $9,286,758 for the year ended December 31, 2015 resulted from our net income of $1,800,753 and a net change of $1,897,889 in operating assets and liabilities offset by non-cash adjustments of $12,985,400. Our net cash used in operating activities of $6,290,997 for the year ended December 31, 2014 resulted from our net loss of $13,852,249 offset by non-cash adjustments of $4,760,737 and by a net change of $2,800,515 in operating assets and liabilities.

The net cash used in investing activities of $1,010,282 for the year ended December 31, 2015 is due to the acquisition of our retail stores of $1,399,079, purchases of property and equipment of $194,766 and $20,000 of tradenames, offset by the collection of a $467,095 loan receivable and $136,468 of cash received in connection with the Merger with Vaporin. The net cash used in investing activities of $1,077,505 for the year ended December 31, 2014 is due to a loan receivable of $517,095 and $560,410 of property and equipment purchase.

The net cash provided by financing activities of $37,040,837 for the year ended December 31, 2015 is due to proceeds of $41,378,227 from the July 29, 2015 public offering of Units net of $3,726,586 of associated cost, net proceeds of $2,941,960 from a private place of common stock and warrants less $196,250 of offering costs, net proceeds of $1,662,500 from the issuance of convertible debenture, and $350,000 of loan proceeds from Vaporin offset by the debt repayments of $1,750,000 of convertible debentures, and $1,250,000 of senior notes payables to related parties. $1,000,000 of notes payable to related party, $567,000 of convertible notes payable, $750,000 of a term loan payable, and $52,015 of a capital lease obligation. The increase in cash provided by financing activities for the year ended December 31, 2014 is due to proceeds of $1,000,000 from the issuance of a note payable to a related party, proceeds of $1,250,000 from senior convertible note payable to related parties and proceeds of $5,000 from the exercise of stock options offset the debt repayments of $728,847 of term loan payable and $7,901 of capital lease obligations and payments of $109,104 offering costs and $139,667 deferred financing costs.

In the ordinary course of our business, we enter into purchase orders for components and finished goods, which may or may not require vendor deposits and may or may not be cancellable by either party. At December 31, 2015 and December 31, 2014, the Company has vendor deposits of $310,936 and $319,563, respectively, and vendor deposits are included as a component of prepaid expenses and vendor deposits on the consolidated balance sheets included herewith.

At December 31, 2015 and December 31, 2014, we do not have any material financial guarantees or other contractual commitments with these vendors that are reasonably likely to have an adverse effect on liquidity.

	December 31, 2015	December 31, 2014

Cash	$27,214,991	$471,194
Total assets	$34,247,862	$4,928,483
Percentage of total assets	79.5%	9.6%

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. The majority of our cash and cash equivalents are concentrated in one large financial institution.

The Company reported a net loss allocable to common shareholders of approximately $36.3 million for the year ended December 31, 2015. The Company had negative working capital approximately of $17.2 million as of December 31, 2015. The Company expects to continue incurring losses before the impact of changes in fair value of derivatives for the foreseeable future and may need to raise additional capital to satisfy warrant obligations, and to continue as a going concern. As of April 6, 2016 the Company had approximately $22.4 million of cash. The decrease in cash from December 31, 2015 is primarily attributable to payment of settlements and related legal fees and hold back payments for retail store acquisitions.

The Company’s outstanding warrants sold as part of our July 29, 2015 public offering separated from the Units on January 25, 2016. Each warrant may be exercised without cash for the Black Scholes value defined in the warrant agreement. The number of shares common stock we issue in connection with the exercise of our warrants will be based on our common stock price as of the date of the exercise. If all of the warrants were exercised simultaneously, then the Company would not have sufficient authorized common stock to satisfy all the warrant exercises and it may be required to use cash to pay warrant holders. Since the Company cannot predict the future stock price and when the warrant holders will exercise warrants and sell the underlying common shares, Management cannot predict if the Company will have sufficient cash resources to satisfy its obligation to the current warrant holders. Accordingly, we have concluded that the material uncertainty related to the exercise of warrants and the sufficiency of cash reserves to satisfy obligations raises substantial doubt about the Company’s ability to continue as a going concern. See “Risk Factors” at page 23.

Critical Accounting Policies and Estimates

Use of Estimates in the Preparation of Financial Statements

To understand our financial statements, it is important to understand our critical accounting estimates. The preparation of our financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions include allowances, reserves and write-downs of receivables and inventory, valuing equity securities and hybrid instruments, share-based payment arrangements, deferred taxes and related valuation allowances, and the valuation of the net assets acquired in the Merger and retail store acquisitions. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Actual results may differ significantly from our estimates. Our estimates often are based on complex judgments, probabilities and assumptions that we believe to be reasonable but that are inherently uncertain and unpredictable. For any given individual estimate or assumption made by us, there may also be other estimates or assumptions that are reasonable.

We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition results of operations or cash flows.

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

Indefinite-lived intangible assets, such as goodwill are not amortized. The Company assesses the carrying amounts of goodwill for recoverability on at least an annual basis or when events or changes in circumstances indicate evidence of potential impairment exists, using a fair value based test. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, and the useful life over which cash flows will occur. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for the Company.

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

Derivative Instruments

The Company accounts for free-standing derivative instruments and hybrid instruments that contain embedded derivative features in accordance with Accounting Standards Codification (“ASC”) ASC Topic No. 815, “Derivative Instruments and Hedging Activities,” (“ASC 815”) as well as related interpretations of this topic. In accordance with this topic, derivative instruments and hybrid instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument.

The Company estimates the fair values of derivative instruments and hybrid instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective of measuring fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For complex instruments, we utilize custom Monte Carlo simulation models. For less complex instruments, such as free-standing warrants, the Company generally uses the Binomial Lattice model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as the Binomial Lattice model or the Black-Scholes-Merton valuation model) are highly volatile and sensitive to changes in the trading market price of the Company’s common stock. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s net income (loss) going forward will reflect the volatility in these estimates and assumption changes. Under ASC 815, increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

Convertible Debt Instruments

The Company accounts for convertible debt instruments when the Company has determined that the embedded conversion options should be bifurcated from their host instruments in accordance with ASC 815. The Company records discounts to convertible notes for the fair value of bifurcated embedded conversion options embedded in debt instruments and the relative fair value of freestanding warrants issued in connection with convertible debt instruments. The Company amortizes the respective debt discount over the term of the notes, using the straight-line method, which approximates the effective interest method over a short-term period.

Preferred Stock

The Company applies the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of its preferred stock. Shares that are subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares, which include preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, preferred shares are classified as stockholders’ equity.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition and most industry-specific guidance throughout the ASC. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. To allow entities additional time to implement systems, gather data and resolve implementation questions, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, in August 2015, to defer the effective date of ASU No. 2014-09 for one year, which is fiscal years beginning after December 15, 2017. Early adoption is permitted commencing January 1, 2017. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements or disclosures.

In August 2014, FASB issued ASS No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 explicitly requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist which raise substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and annual and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of adopting this new standard on its financial statement disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The ASU 2015-03 standard amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015, earlier adoption is permitted. Additionally, in August 2015 the FASB issued guidance expanding the April 2015 update (ASU No. 2015-15). It states that, given the absence of authoritative guidance within the update, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset for revolving lines of credit and subsequently amortizing the deferred debt issuance costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line of credit. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted for financial statements that have not been previously issued. Full retrospective application is required. The Company does not believe the implementation of this standard will have a material impact on its consolidated financial statements when adopted.

 In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. It is effective for annual reporting periods beginning after December 15, 2016. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The FASB issued this ASU as part of its ongoing Simplification Initiative, with the objective of reducing complexity in accounting standards. The amendments in ASU 2015-17 require entities that present a classified balance sheet to classify all deferred tax liabilities and assets as a noncurrent amount. This guidance does not change the offsetting requirements for deferred tax liabilities and assets, which results in the presentation of one amount on the balance sheet. Additionally, the amendments in this ASU align the deferred income tax presentation with the requirements in International Accounting Standards (IAS) 1, Presentation of Financial Statements.  The amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating ASU 2016-02 and its impact on its consolidated financial statements.

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

We believe that the Company’s management and shareholders benefit from referring to the Adjusted EBITDA in planning, forecasting, and analyzing future periods. Our management uses this non-GAAP financial measure in evaluating its financial and operational decision making and as a means of evaluating period to period comparison.

We define Adjusted EBITDA as net loss allocable to common stockholders before interest expense, income taxes, depreciation and amortization, stock-based compensation, non-cash change in fair value of derivatives, non-recurring acquisition costs, offering restructuring, or other non-recurring settlements or expenses, loss on debt extinguishment, loss on sale or abandonment of assets, and impairment charges against goodwill, intangible and long lived assets, if any. The Company’s management believes Adjusted EBITDA is an important measure of our operating performance because it allows management, investor and analysts to evaluate and assess our core operating results from period to period after removing the impact of acquisition and offering related costs, debt extinguishment, and other items of a non-operating nature that effect comparability. Our management recognizes that Adjusted EBITDA has inherent limitations because of the excluded items.

We have included a reconciliation of our non-GAAP financial measure to the most comparable financial measure calculated in accordance with GAAP. We believe that providing the non-GAAP financial measure, together with the reconciliation to GAAP, helps investors make comparisons between the Company and other companies. In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to specific definition being used and to the reconciliation between such measures and the corresponding GAAP measure provided by each company under applicable SEC rules. The following table presents a reconciliation of Adjusted EBITDA to loss from operations allocable to common stockholders, a GAAP financial measure:

	For the Year Ended December 31,
	2015	2014

Reconciliation of Adjusted EBITDA to net loss allocable to common stockholders:
NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS	$(36,267,268)	(13,852,249)
Interest	188,901	192,725
Income tax expense	-	767,333
Depreciation and amortization	462,103	56,435
Costs associated with underwritten offering	5,279,003	-
Deemed dividend	38,068,021	-
Non-cash change in fair value of derivatives	(42,221,418)	-
Stock-based expense in connection with waiver agreements	3,748,062	-
Loss on debt extinguishment	1,497,169	-
Amortization of debt discounts and deferred financing costs	977,938	173,708
Stock-based compensation expense	725,356	1,375,344
Impairment of goodwill and intangible assets	15,403,833	-
Non-recurring legal settlements	1,700,000	-
Retail kiosk closing costs	729,467	-
Adjusted EBITDA	$(9,708,833)	(11,286,704)

RISK FACTORS

Investing in our common stock involves a high degree of risk.  You should carefully consider the following Risk Factors before deciding whether to invest in Vapor.  Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition.  If any of the events discussed in the Risk Factors below occur, our business, consolidated financial condition, results of operations or prospects could be materially and adversely affected.  In such case, the value and marketability of the common stock could decline.

Risks Relating to Our Business

We have incurred significant operating losses in the past and cannot assure you that we will achieve and/or maintain profitable operations or liquidity; the report of our independent registered public accounting firm contains an explanatory paragraph that expresses substantial doubt about our inability to continue as a going concern.

The Company reported a net loss allocable to common shareholders of approximately $36.3 million and $13.9 million for the years ended December 31, 2015 and 2014. The Company had negative working capital of approximately of $17.2 million as of December 31, 2015. Our operating losses are primarily due to, among other reasons, consumer shift from e-cigarettes to vaporizers which caused a significant decline in our wholesale business, increasing competition, and the establishment of our business infrastructure and operations. Until the sale of the Units in July of 2015, the Company’s liquidity and capital resources had decreased significantly as a result of the net operating losses. We cannot assure you that we will be able to generate operating profits in the future on a sustainable basis or at all as we continue to expand our infrastructure, further develop our marketing efforts and otherwise implement our growth initiatives. Future working capital limitations could impinge on our day-to-day operations, thus contributing to continued operating losses.

The Company’s outstanding Series A Warrants may be exercised without cash for the Black Scholes value defined in the warrant agreement. The number of shares common of stock we issue in connection with the exercise of our warrants will be based on our common stock price as of the date of the exercise. If all of the warrants were exercised simultaneously, then the Company would not have sufficient authorized common stock to satisfy all the warrant exercises and it may be required to use cash to pay warrant holders. Since the Company cannot predict the future stock price and when the warrant holders will exercise warrants and sell the underlying common shares, the Management cannot predict if the Company will have sufficient cash resources to satisfy its obligation to the current warrant holders. If the Company did not have sufficient authorized common stock to satisfy all the warrant exercises and did not have enough cash resources, the Company may have to cease operations or seek protection under the bankruptcy laws and your investment could be lost.

Our financial statements for the year ended December 31, 2015 indicate there is substantial doubt about our ability to continue as a going concern as described above. We must ultimately generate sufficient cash flow to meet our obligations on a timely basis, attain profitability in our business operations, and be able to fund our long term business development and growth plans. Our business will require significant amounts of capital to sustain operations and make the investments we need to execute our longer-term business plan. Our existing liquidity is not sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future. Because of the risk with the exercise of the Company’s Series A Warrants outlined in the above paragraph and later in this Report, we could need to seek and obtain additional debt or equity financing or seek relief from the bankruptcy courts.

Because of changes in our industry, it is difficult to accurately predict our future sales and appropriately budget our expenses.

We acquired Smoke Anywhere, a distributor of electronic cigarettes, in November 2009 and Vaporin in March 2015. Smoke Anywhere commenced its business in 2008 and Vaporin commenced its operations in 2013. Because our industry is still evolving, it is difficult to accurately predict our future sales and appropriately budget our expenses. Additionally, our operations will be subject to risks inherent in the establishment of a developing new business, including, among other things, efficiently deploying our capital, costs or difficulties relating to the integration of the merger with Vaporin, developing our products, developing and implementing our marketing campaigns and strategies and developing brand awareness and acceptance of our products. Our ability to generate future sales will be dependent on a number of factors, many of which are beyond our control, including the pricing of competing products, overall demand for our products, changes in consumer preferences, market competition and government regulation. We will continue to expand our retail stores and incur related operational expenditures in anticipation of future sales growth. If our sales do not increase as anticipated, we could incur significant losses due to our higher infrastructure expense levels if we are not able to decrease our advertising and operating expenses in a timely manner to offset any shortfall in future sales.

If the FDA passes anticipated regulations to extend its authority to e-vapor products, including e-cigarettes, vaporizers and e-liquids, necessitating stringent and costly product review requirements, such regulations could curtail or prevent our ability to sell e-vapor products and significantly reduce the number of e-vapor products available for sale to the public.

FDA regulations are anticipated extending that agency’s regulatory authority to e-vapor products and e-liquids. If the FDA regulates e-vapor products, including requiring costly formal product approvals, limiting the manufacture and distribution of e-vapor products, then the number of products available could be limited. Any such proposed regulations and approval process would make product development and manufacture cost prohibitive for the Company.  A reduction in available e-vapor products would diminish the need for our dedicated retail stores. We have halted our plans to acquire additional retail stores, but these potential regulations could materially and adversely affect our existing retail business.

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

Our business, results of operations and financial condition could be adversely affected if our products are taxed like other tobacco products or if we are required to collect and remit sales tax on certain of our Internet sales.

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

We may be unable to establish the systems and processes needed to track and submit the excise and sales taxes we collect through Internet sales, which would limit our ability to market our products through our websites which would have a material adverse effect on our business, results of operations and financial condition. A number of states including New York, North Carolina, Texas and California have begun collecting sales taxes on Internet sales where companies have used independent contractors in those states to solicit sales from residents of that state. The requirement to collect, track and remit sales taxes based on independent affiliate sales may require us to increase our prices, which may affect demand for our products or conversely reduce our net profit margin, either of which would have a material adverse effect on our business, results of operations and financial condition.

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

Because we face intense competition from big tobacco companies and other competitors, our failure to compete effectively could have a material adverse effect on our business, results of operations and financial condition.

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

Our principal competitors are “big tobacco”, U.S. cigarette manufacturers of both conventional tobacco cigarettes and electronic cigarettes like Altria Group, Inc., Lorillard, Inc. and Reynolds American Inc. We compete against “big tobacco” which offers not only conventional tobacco cigarettes and electronic cigarettes but also smokeless tobacco products such as “snus” (a form of moist ground smokeless tobacco that is usually sold in sachet form that resembles small tea bags), chewing tobacco and snuff. Furthermore, we believe that “big tobacco” will devote more attention and resources to developing and offering electronic cigarettes (including vaporizers) as the market grows. Because of their well-established sales and distribution channels, marketing expertise and significant financial and marketing resources, “big tobacco” is better positioned than small competitors like us to capture a larger share of the electronic cigarette market. We also compete against numerous other smaller manufacturers or importers of cigarettes. There can be no assurance that we will be able to compete successfully against any of our competitors, some of whom have far greater resources, capital, experience, market penetration, sales and distribution channels than us. If our major competitors were, for example, to significantly increase the level of price discounts offered to consumers, we could respond by offering price discounts, which could have a materially adverse effect on our business, results of operations and financial condition.

Sales of conventional tobacco cigarettes have been declining, which could have a material adverse effect on our business.

The overall U.S. market for conventional tobacco cigarettes has generally been declining in terms of volume of sales, as a result of restrictions on advertising and promotions, funding of smoking prevention campaigns, increases in regulation and excise taxes, a decline in the social acceptability of smoking, and other factors, and such sales are expected to continue to decline. In September 2014, CVS, a leading national drug store chain ceased selling tobacco products. If other national drug store chains also decide to cease selling tobacco products, cigarette sales could decline further. While the sales of vaporizers have been increasing over the last several years, the vaporizer and electronic cigarettes market is only developing and is a fraction of the size of the conventional tobacco cigarette market. A continual decline in cigarette sales may adversely affect the growth of the vaporizer and electronic cigarette market, which could have a material adverse effect on our business, results of operations and financial condition.

If we are subject to intellectual property litigation, we may incur substantial additional costs which will adversely affect our results of operations.

The cost to prosecute infringements of our intellectual property or the cost to defend our products against patent infringement or other intellectual property litigation by others could be substantial. We cannot assure you that:

•	pending and future patent applications will result in issued patents;

•	patents we own or which are licensed by us will not be challenged by competitors;

•	the patents will be found to be valid or sufficiently broad to protect our technology or provide us with a competitive advantage; and

•	we will be successful in defending against patent infringement claims asserted against our products.

Both the patent application process and the process of managing patent disputes can be time consuming and expensive. In addition, changes in the U.S. patent laws could prevent or limit us from filing patent applications or patent claims to protect our products and/or technologies or limit the exclusivity periods that are available to patent holders. In September 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law and includes a number of significant changes to U.S. patent law, including the transition from a “first-to-invent” system to a “first-to-file” system and changes to the way issued patents are challenged. These changes may favor larger and more established companies that have more resources than we do to devote to patent application filing and prosecution. The U.S. Patent and Trademark Office issued new regulations effective March 16, 2013 to administer the Leahy-Smith Act. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will ultimately have on the cost of prosecuting our patent applications, our ability to obtain patents based on our discoveries and our ability to enforce or defend our issued patents. However, it is possible that in order to adequately protect our patents under the “first-to-file” system, we will have to allocate significant additional resources to the establishment and maintenance of a new patent application process designed to be more streamlined and competitive in the context of the new “first-to-file” system, which would divert valuable resources from other areas of our business. In addition to pursuing patents on our technology, we have taken steps to protect our intellectual property and proprietary technology by entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, and corporate partners. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate.

If a third party asserts that we are infringing on its intellectual property, whether successful or not, it could subject us to costly and time-consuming litigation or require us to obtain expensive licenses, and our business may be adversely affected.

Although we have filed patent applications, we do not own any patents relating to our vaporizers and electronic cigarettes. The vaporizer and electronic cigarette industry is nascent and third parties may claim patent rights over one or more types of vaporizers and electronic cigarettes. For example, Fontem Ventures B.V. (“Fontem”), previously made certain public claims as to their ownership of patents relating to our products and has filed a number of separate lawsuits against us. In December 2015, the Company entered into a confidential Settlement Agreement and a non-exclusive royalty-bearing Global License Agreement with Fontem Ventures B.V. (“Fontem”) resulting in the dismissal of all of the patent infringement cases by Fontem against the Company. On January 15, 2016, the Company made a payment of $1.7 million under the terms of the Settlement and License Agreement. In connection with the License Agreement, Fontem granted the Company a non-exclusive license to certain of its products. As consideration, the Company will make quarterly license and royalty payments to Fontem based on the sale of qualifying products as defined in the confidential License Agreement. The term of the License Agreement will continue until all of the patents on the products subject to the agreement are no longer enforceable.  For a description of these lawsuits against us, please see the section titled “Legal Proceedings” contained herein. Third party lawsuits alleging our infringement of patents, trade secrets or other intellectual property rights could cause us to do one or more of the following:

•	stop selling products or using technology that contains the allegedly infringing intellectual property;

•	incur significant legal expenses;

•	cause our management to divert substantial time to our defenses;

•	pay substantial damages to the party whose intellectual property rights we may be found to be infringing;

•	indemnify distributors and customers;

•	redesign those products that contain the allegedly infringing intellectual property; or

•	attempt to obtain a license to the relevant intellectual property from third parties, which may not be available to us on reasonable terms or at all.

Third party lawsuits alleging our infringement of patents, trade secrets or other intellectual property rights could have a material adverse effect on our business, results of operations and financial condition.

If we cannot protect our intellectual property rights, we may be unable to compete with competitors developing similar technologies.

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

If vaporizers continue to face intense media attention and public pressure, our operations may be adversely affected.

Since the introduction of electronic cigarettes and vaporizers, certain members of the media, politicians, government regulators and advocate groups, including independent medical physicians, have called for an outright ban of all electronic cigarettes and vaporizers, pending regulatory review and a demonstration of safety. A partial or outright ban would have a material adverse effect on our business, results of operations and financial condition and we may have to shut down our operations in the locations implemented any such ban.

If we fail to retain our key personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel and the continued contributions of our executive officers, each of whom may be difficult to replace. In particular, Jeffrey Holman, our Chief Executive Officer, is important to the management of our business and operations and the development of our strategic direction. The loss of the services of this officer, and the process to replace him would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

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

If we experience a high amount of product exchanges, returns and warranty claims, our business will be adversely affected.

If we are unable to maintain an acceptable degree of quality control of our products, we will incur costs associated with the exchange and return of our products as well as servicing our customers for warranty claims. In addition, customers may require us to take back unsold products which we may be unable to resell. Any of the foregoing on a significant scale may have a material adverse effect on our business, results of operations and financial condition.

If the economy declines, such decline may adversely affect the demand for our products.

Vaporizers and electronic cigarettes may be regarded by users as a novelty item and expendable as such demand for our products may be extra sensitive to economic conditions. When economic conditions are prosperous, discretionary spending typically increases; conversely, when economic conditions are unfavorable, discretionary spending often declines. Any significant decline in economic conditions that affects consumer spending could have a material adverse effect on our business, results of operations and financial condition.

Generating foreign sales will result in additional costs and expenses and may expose us to a variety of risks.

Generating sales of our products in foreign jurisdictions will require us to incur additional costs and expenses. Furthermore, our entry into foreign jurisdictions may expose us to various risks, which differ in each jurisdiction, and any of such risks may have a material adverse effect on our business, financial condition and results of operations. Such risks include the degree of competition, fluctuations in currency exchange rates, difficulty and costs relating to compliance with different commercial, legal, regulatory and tax regimes and political and economic instability.

Our future growth and profitability will depend in large part upon the effectiveness of our marketing and advertising expenditures.

Our future growth and profitability will depend in large part upon our media performance, including our ability to:

•	create greater awareness of our products and stores;

•	identify the most effective and efficient level of spending in each market and specific media vehicle;

•	determine the appropriate creative message and media mix for advertising, marketing, and promotional expenditures; and

•	effectively manage marketing costs (including creative and media).

Our planned marketing expenditures may not result in increased revenue. If our media performance is not effective, our future results of operations and financial condition will be adversely affected.

If we are unable to promote and maintain our brands, our results of operations will be adversely affected.

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

We rely on the efforts of third party agents to generate sales of our products, and loss of any such agents may be time consuming to replace.

We rely on the efforts of independent distributors to purchase and distribute our products to wholesalers and retailers. No single distributor currently accounts for a material percentage of our sales and we believe that should any of these relationships terminate we would be able to find suitable replacements and do so on a timely basis. However, any loss of distributors or our ability to timely replace any given distributor could have a material adverse effect on our business, financial condition and results of operations.

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

If we are unable to adapt to trends in our industry, our results of operations will be adversely affected.

We may not be able to adapt as the vaporizer and electronic cigarette industry and customer demand evolve, whether attributable to regulatory constraints or requirements, a lack of financial resources or our failure to respond in a timely and/or effective manner to new technologies, customer preferences, changing market conditions or new developments in our industry. Any of the failures to adapt for the reasons cited herein or otherwise could make our products obsolete and would have a material adverse effect on our business, financial condition and results of operations.

If our third party manufacturers produce unacceptable or defective products or do not provide products in a timely manner, our business will be adversely affected.

We depend on third party manufacturers for our electronic cigarettes, vaporizers and accessories. Our customers associate certain characteristics of our products including the weight, feel, draw, unique flavor, packaging and other attributes of our products to the brands we market, distribute and sell. Any interruption in supply, consistency of our products may adversely impact our ability to deliver our products to our wholesalers, distributors and customers and otherwise harm our relationships and reputation with customers, and have a materially adverse effect on our business, results of operations and financial condition.

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

Our business has grown rapidly during our limited operating history. Our future operating results depend to a large extent on our ability to successfully manage our anticipated growth. To manage our anticipated growth we believe we must effectively, among other things:

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

We face competition from foreign importers who do not comply with government regulation which may result in the loss of customers and result in adverse effects to our results of operations.

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

Information technology system failures or interruptions or breaches of our network security may interrupt our operations, subject us to increased operating costs and expose us to litigation.

At present we generate a portion of our sales through e-commerce sales on our websites. We manage our websites and e-commerce platform internally and as a result any compromise of our security or misappropriation of proprietary information could have a material adverse effect on our business, financial condition and results of operations. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as credit and other proprietary information. Despite our implementation of security measures, all of our technology systems are vulnerable to damage, disability or failures due to hacking or physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. If our technology systems were to fail, and we were unable to recover in a timely way, we could experience an interruption in our operations. Furthermore, if unauthorized access to or use of our systems were to occur, data related to our proprietary information and personal information of customers could be compromised. The occurrence of any of these incidents could have a material adverse effect on our business, financial condition and results of operations. To the extent that some of our reporting systems require or rely on manual processes, it could increase the risk of a breach. We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. To the extent that our activities or the activities of others involve the storage and transmission of proprietary information, security breaches could damage our reputation and expose us to a risk of loss and/or litigation. Our security measures may not prevent security breaches. Our failure to prevent these security breaches may result in consumer distrust, expose us to litigation either of which would adversely affect our business, results of operations and financial condition.

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

In addition to the anticipated regulation of our business by the FDA, our business, results of operations or financial condition could be adversely affected by new or future legal requirements imposed by legislative or regulatory initiatives, including, but not limited to, those relating to health care, public health and welfare and environmental matters. For example, in recent years, states and many local and municipal governments and agencies, as well as private businesses, have adopted legislation, regulations or policies which prohibit, restrict, or discourage smoking; smoking in public buildings and facilities, stores, restaurants and bars; and smoking on airline flights and in the workplace. At present, it is not clear if electronic cigarettes, which omit no smoke or noxious odors, are subject to such restrictions. Furthermore, some states and localities prohibit and others are prohibiting the sales of electronic cigarettes and vaporizers to minors. Other similar laws and regulations are currently under consideration and may be enacted by state and local governments in the future. If electronic cigarettes and vaporizers are subject to restrictions on smoking in public and other places, our business, operating results and financial condition could be materially and adversely affected. New legislation or regulations may result in increased costs directly for our compliance or indirectly to the extent such requirements increase the prices of goods and services because of increased costs or reduced availability. We cannot predict whether such legislative or regulatory initiatives will result in significant changes to existing laws and regulations and/or whether any changes in such laws or regulations will have a material adverse effect on our business, results of operations or financial condition.

Restrictions on the public use of vaporizers and electronic cigarettes may reduce the attractiveness and demand for our products.

Certain states, cities, businesses, providers of transportation and public venues in the U.S. have already banned the use of vaporizers and electronic cigarettes, while others are considering banning their use. If the use of vaporizers and electronic cigarettes are banned anywhere the use of traditional tobacco burning cigarettes is banned, our products may lose their appeal as an alternative to traditional tobacco burning cigarettes, which may reduce the demand for our products and, thus, have a material adverse effect on our business, results of operations and financial condition.

Limitation by states on sales of vaporizers and electronic cigarettes may have a material adverse effect on our ability to sell our products.

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

As a result of FDA import alert 66-41 (which allows the detention of unapproved drugs promoted in the U.S.), the U.S. Customs has from time to time temporarily and in some instances indefinitely detained products sent to us by our Chinese suppliers. If the FDA modifies the import alert from its current form which allows U.S. Customs discretion to release our products to us, to a mandatory and definitive hold we will no longer be able to ensure a supply of saleable product, which will have a material adverse effect on our business, results of operations and financial condition. We believe that FDA import alert will become less relevant to us as and when the FDA regulates electronic cigarettes and vaporizers under the Tobacco Control Act.

The application of the Prevent All Cigarette Trafficking Act and/or the Federal Cigarette Labeling and Advertising Act to vaporizers and/or electronic cigarettes would have a material adverse effect on our business.

At present, neither the Prevent All Cigarette Trafficking Act (which prohibits the use of the U.S. Postal Service to mail most tobacco products and which amends the Jenkins Act, which would require individuals and businesses that make interstate sales of cigarettes or smokeless tobacco to comply with state tax laws) nor the Federal Cigarette Labeling and Advertising Act (which governs how cigarettes can be advertised and marketed) apply to vaporizers and/or electronic cigarettes. The application of either or both of these federal laws to either vaporizers and/or electronic cigarettes could result in additional expenses, could prohibit us from selling products through the Internet and require us to change our advertising and labeling and method of marketing our products, any of which would have a material adverse effect on our business, results of operations and financial condition.

We may face the same governmental actions aimed at conventional cigarettes and other tobacco products.

The tobacco industry expects significant regulatory developments to take place over the next few years, driven principally by the World Health Organization’s Framework Convention on Tobacco Control, or the FCTC. The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. Regulatory initiatives that have been proposed, introduced or enacted include:

•the levying of substantial and increasing tax and duty charges;

•restrictions or bans on advertising, marketing and sponsorship;

•the display of larger health warnings, graphic health warnings and other labeling requirements;

•restrictions on packaging design, including the use of colors and generic packaging;

•restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;

•requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents levels;

•requirements regarding testing, disclosure and use of tobacco product ingredients;

•increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;

•elimination of duty free allowances for travelers; and

•encouraging litigation against tobacco companies.

If vaporizers and/or electronic cigarettes are subject to one or more significant regulatory initiatives enacted under the FCTC, our business, results of operations and financial condition could be materially and adversely affected.

Risks Related to Our Securities

The Series A Warrants contain a cashless exercise feature with the potential for a highly dilutive issuance of common stock, which could adversely affect the value of the common stock.

The Series A Warrants, described on page 19 of this report, became exercisable commencing January 23, 2016. The Series A warrants contain a cashless exercise feature that provides for the issuance of a number of shares of our common stock that increases as the trading market price of our common stock decreases. Approximately 43,100 Series A Warrants have been exercised in cashless exercises through April 6, 2016, resulting in the issuance of 64.3 million shares of common stock. If all of the remaining 1,031,670 Series A warrants were exercised pursuant to a cashless exercise and the closing bid price of our common stock as of the two trading days prior to the time of such exercise was $0.0037 per share or less and the Black Scholes Value is $75.7567 (the Black Scholes Value as of April 6, 2016), then a total of approximately 21.1 billion shares of our common stock would need to be issued to the holders of such Series A warrants. This amount exceeds the 4.94 billion shares the Company has available to issue. The potential for such highly dilutive exercise of the Series A Warrants may depress the price of our common stock regardless of the Company’s business performance, and could encourage short selling by market participants, especially if the trading price of our common stock begins to decrease. In any such event, your investment will be adversely affected.

If we are required to make cash payments with respect to the exercise of the Series A warrants, all or a significant portion of our available capital may be used to make cash payments with respect to the exercise of the Series A Warrants, and the Company may seek protection under the federal bankruptcy laws.

In the event we do not continue to have our common stock quoted on the OTCQB, we may be required to make cash payments with respect to the exercise of the Series A Warrants.  Cash payments of approximately $78.2 million may be required based on all the remaining Series A Warrants outstanding at April 6, 2016 at the Black Scholes Value of $75.7567 at April 6, 2016. In order to continue to be listed on the OTCQB, we must maintain a stock price of $0.01 per common share. At April 6, 2016, our common stock price was $0.0029 per share. As of April 6, 2016, we had cash of approximately $22.4 million. As a result, we may be required to use all or a significant portion of our available capital to make cash payments to the holders of the Series A Warrants which will adversely affect our ability to implement our business plan. Additionally, if we are unable to make all of the payments required because we do not meet the Equity Conditions required under the Series A Warrants, we may be required to cease operations or to seek protection under the federal bankruptcy laws. In either such event, your investment will be lost.

The market price of our common stock has been and may continue to be volatile.

The market price of our common stock has been volatile, and fluctuates widely in price in response to various factors, which are beyond our control. The price of our common stock is not necessarily indicative of our operating performance or long-term business prospects. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. Factors such as the following could cause the market price of our common stock to fluctuate substantially:

•our quarterly operating and financial results;

•government regulation of our industry;

•the introduction of new products by our competitors;

•conditions in the electronic cigarette and tobacco industries;

•developments concerning proprietary rights; or

•litigation or public concern about the safety of our products.

The stock market in general experiences from time to time extreme price and volume fluctuations. Periodic and/or continuous market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Price volatility may be worse if the trading volume of our common stock is low.

The volatility in our common stock price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility, especially since the Series A Units separation in January 2016, when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities to us and could divert our management’s attention and resources from managing our operations and business.

Future sales of our common stock may depress our stock price.

As of April 6, 2016, we had approximately 64.9 million shares of our common stock outstanding. Approximately 4.96 billion of our outstanding shares are eligible for resale without restrictions, in addition to a significant number of shares underlying the Series A warrants. If any significant number of these shares are sold, such sales could have a depressive effect on the market price of our stock. The remaining shares are eligible, and some of the shares underlying the restricted stock units, and warrants and options upon issuance, will be eligible to be offered from time to time in the public market pursuant to registration statements we have filed and Rule 144 of the Securities Act of 1933, which we refer to as the “Securities Act”, and any such sale of these shares may have a depressive effect as well. We are unable to predict the effect, if any, that the sale of shares, or the availability of shares for future sale, will have on the market price of the shares prevailing from time to time. Sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could depress prevailing market prices for the shares. Such sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price, which we deem appropriate.

Costs incurred because we are a public company may affect our profitability.

As a public company, we incur significant legal, accounting, and other expenses, and we are subject to the SEC’s rules and regulations relating to public disclosure that generally involve a substantial expenditure of financial resources.  In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, requires changes in corporate governance practices of public companies.  We expect that full compliance with such rules and regulations will significantly increase our legal and financial compliance costs and make some activities more time-consuming and costly, which may negatively impact our financial results.  To the extent our earnings suffer as a result of the financial impact of our SEC reporting or compliance costs, our ability to develop an active trading market for our securities could be harmed.

There is currently a limited public trading market for our common stock and we cannot assure you that a more active public trading market for our common stock will develop or be sustained. Even if a market further develops, you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

There is currently a limited public trading market for our common stock. The numbers of institutions or persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or nonexistent. This situation may be attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume. Even if we came to the attention of such persons, they tend to be risk averse and may be reluctant to follow a relatively unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot assure you that an active public trading market for our common stock will develop or be sustained.

We do not expect to pay dividends for the foreseeable future, and we may never pay dividends.

We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including but not limited to, our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by state law. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize certain returns on their investment.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock is considered to be a “penny stock.” It does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act. The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock are subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Securities Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

FINRA sales practice requirements may limit a shareholder’s ability to buy and sell our common shares.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our Board of Directors’ ability to issue undesignated preferred stock and the existence of anti-takeover provisions may depress the value of our common stock.

Our authorized capital includes 1,000,000 shares of preferred stock. Of this amount, all of such shares have been designated as Series A convertible Preferred Stock and 13,434 are issued and outstanding. Our Board of Directors has the power to issue any or all of the shares of undesignated preferred stock, including the authority to establish one or more series and to fix the powers, preferences, rights and limitations of such class or series, without seeking stockholder approval. Further, as a Delaware corporation, we are subject to provisions of the Delaware General Corporation Law regarding “business combinations.” We may, in the future, consider adopting additional anti-takeover measures. The authority of our Board of Directors to issue undesignated stock and the anti-takeover provisions of Delaware law, as well as any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of the company not approved by our Board of Directors. As a result, our stockholders may lose opportunities to dispose of their shares at favorable prices generally available in takeover attempts or that may be available under a merger proposal and the market price, voting and other rights of the holders of common stock may also be affected.

Future sales and issuances of our common stock or rights to purchase common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

We also expect that additional capital will be needed in the future to continue our planned operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. In addition, in the past, we have issued warrants to acquire shares of common stock. To the extent these warrants are ultimately exercised, you will sustain further dilution.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, we could become subject to sanctions or investigations by regulatory authorities and/or stockholder litigation, which could harm our business and have an adverse effect on our stock price.

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including periodic reports, disclosures and more complex accounting rules. As directed by Section 404 of Sarbanes-Oxley, the SEC adopted rules requiring public companies to include a report of management on a company’s internal control over financial reporting in their Annual Report on Form 10-K. Based on current rules, we are required to report under Section 404(a) of Sarbanes-Oxley regarding the effectiveness of our internal control over financial reporting. If we were to determine that we have material weaknesses, it may be necessary to make restatements of our consolidated financial statements and investors will not be able to rely on the completeness and accuracy of the financial information contained in our filings with the SEC and this could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities or stockholder litigation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

See pages F-1 through F-36.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this report based on that criteria.

Our internal control over financial reporting is a process designed under the supervision of our Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles, or GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

No Attestation Report of Registered Public Accounting Firm

This Annual Report does not contain an attestation report of our independent registered public accounting firm regarding internal control over financial reporting since the rules for smaller reporting companies provide for this exemption.

Item 9B.	Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors as of April 6, 2016:

Name	Age	Position
Executive Officers:
Jeffrey Holman	49	Chief Executive Officer, Chairman and Director
Gregory Brauser	31	President and Director
Gina Hicks	52	Chief Financial Officer
Christopher Santi	45	Chief Operating Officer

Non-Employee Directors:
William Conway III	30	Director
Daniel MacLachlan	37	Director

Executive Officers

Jeffrey Holman has been our Chairman of the Board and Chief Executive Officer since April 2014. From February 2013 until March 4, 2015, Mr. Holman serviced as our President. Mr. Holman has been a member of our Board since May 2013 and has served as a member of the Board of Directors of our subsidiary Smoke Anywhere, USA since its inception on March 24, 2008. Since 1998, Mr. Holman has been the President of Jeffrey E. Holman & Associates, P.A., a South Florida based law firm. He has also been a Partner in the law firm of Holman, Cohen & Valencia since 2000. Mr. Holman was selected as a director for his business and legal experience. In addition, as one of the founders of Smoke Anywhere, Mr. Holman possesses an in-depth understanding of the challenges, risks and characteristics unique to our industry.

Gregory Brauser has served as President and a director since March 4, 2015. Prior to that, Mr. Brauser served as Chief Operating Officer of Vaporin beginning in January 2014. Mr. Brauser founded Direct Source China in 2009, a sourcing company headquartered in Shanghai, China, that assists mid-size U.S. businesses with their direct manufacturing overseas. Since 2010, Mr. Brauser has served as Vice Chairman and director of Dog-E-Glow, Inc., a manufacturer and distributer of LED lighted dog collars and leashes, which he formed. Mr. Brauser was appointed as a Vaporin designee in connection with the merger with Vaporin, Inc.

Gina Hicks has served as our Chief Financial Officer since September 15, 2015. Ms. Hicks previously served as the interim Chief Financial Officer of Health Revenue Assurance Holdings, Inc. (“HRAH”) (OTCPink: HRAA), a medical coding company, and from July 2014 until October 2014, Ms. Hicks served as HRAH’s reorganization consultant. From March 2011 until October 2013, Ms. Hicks served as the Vice President of Finance and Financial Reporting of MeetMe, Inc. (NASDAQ: MEET), a social network both on the web and on mobile platforms. Prior to that Ms. Hicks was an independent consultant providing accounting and business advisory services. Ms. Hicks is a Certified Public Accountant in the State of Florida, a member of the American Institute of Certified Public Accountants, and is a Chartered Global Management Accountant.

Christopher Santi has been our Chief Operating Officer since December 12, 2012. Prior to that Mr. Santi served as Director of Operations of Vapor beginning in October 2011. Mr. Santi served as the National Sales Manager of Collages.net from November 2007 to October 2011.

Non-Employee Directors

William Conway III has been a director since June 2015. Since 2008, Mr. Conway has served in management positions with City Furniture, with the latest being Director of Operations and Customer Service. Mr. Conway was appointed as a director for his business and operating expertise.

Daniel MacLachlan has been a director since April 18, 2015. Since May 2015, MacLachlan has served as an Executive Advisor to Cousins Logistics, Inc., a logistics and transport company. Mr. MacLachlan served as the Chief Financial Officer of The Best One, Inc., from October 2014 through early February 2015, facilitating its merger with IDI, Inc. (FKA, Tiger Media, Inc.) (NYSE MKT: IDI). Mr. MacLachlan served as Director of Finance and Chief Financial Officer for TransUnion Risk and Alternative Data Solutions, Inc., after it acquired substantially all the assets of TLO, LLC (“TLO”), a leading provider of data fusion technology-driven investigative products and solutions, in December 2013. Mr. MacLachlan was Chief Financial Officer of TLO since its inception in 2009. Mr. MacLachlan was appointed a director for his financial and accounting expertise.

Corporate Governance

Board Responsibilities

The Board oversees, counsels, and directs management in the long-term interest of Vapor and its stockholders. The Board’s responsibilities include establishing broad corporate policies and reviewing the overall performance of Vapor. The Board is not, however, involved in the operating details on a day-to-day basis.

Board Committees and Charters

The Board and its Committees meet throughout the year and act by written consent from time-to-time as appropriate. The Board delegates various responsibilities and authority to different Board Committees. Committees regularly report on their activities and actions to the Board.

The Board currently has and appoints the members of: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Each of these committees have a written charter which can be found on our corporate website at ir.vapor-corp.com/committee-charters.

The following table identifies the independent and non-independent current Board and committee members:

Name	Independent	Audit	Compensation	Nominating and Corporate Governance

Jeffrey Holman
Gregory Brauser
William Conway III	x	x	x	x
Daniel MacLachlan	x	x	x	x

Director Independence

Our Board has determined that William Conway III and Daniel MacLachlan are independent in accordance with standards under the Nasdaq Listing Rules. Our Board determined that as a result of being executive officers, Messrs. Jeffrey Holman and Gregory Brauser were not independent under the Nasdaq Listing Rules. Our Board has also determined that William Conway III and Daniel MacLachlan are independent under the Nasdaq Listing Rules independence standards for Audit and Compensation Committee members.

Committees of the Board

Audit Committee

The Audit Committee, which currently consists of William Conway III and Daniel MacLachlan (chair), reviews Vapor’s financial reporting process on behalf of the Board and administers our engagement of the independent registered public accounting firm. The Audit Committee approves all audit and non-audit services, and reviews the independence of our independent registered public accounting firm.

Audit Committee Financial Expert

Our Board has determined that Daniel MacLachlan is qualified as an Audit Committee Financial Expert, as that term is defined by the rules of the SEC and in compliance with the Sarbanes-Oxley Act of 2002.

Compensation Committee

The function of the Compensation Committee is to determine the compensation of our executive officers. The Compensation Committee has the power to set performance targets for determining periodic bonuses payable to executive officers and may review and make recommendations with respect to stockholder proposals related to compensation matters. Additionally, the Compensation Committee is responsible for administering Vapor’s equity compensation plans including the Plan.

The members of the Compensation Committee are all independent directors within the meaning of applicable Nasdaq Listing Rules and all of the members are “non-employee directors” within the meaning of Rule 16b-3 under the Exchange Act.

Nominating and Corporate Governance Committee

The responsibilities of the Nominating and Corporate Governance Committee include the identification of individuals qualified to become Board members, the selection of nominees to stand for election as directors, the oversight of the selection and composition of committees of the Board, establish procedures for the nomination process including procedures and the oversight of the evaluations of the Board and management. The Nominating and Corporate Governance Committee has not established a policy with regard to the consideration of any candidates recommended by stockholders since no stockholders have made any recommendations. If we receive any stockholder recommended nominations, the Nominating Committee will carefully review the recommendation(s) and consider such recommendation(s) in good faith.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee has ever been an officer or employee of the Company. None of our executive officers serve, or have served during the last fiscal year, as a member of our Board, compensation committee or other Board committee performing equivalent functions of any entity that has one or more executive officers serving on our Board or on our compensation committee.

Board Assessment of Risk

The Board is actively involved in the oversight of risks that could affect Vapor. This oversight is conducted primarily through the Audit Committee, but the full Board has retained responsibility for general oversight of risks. The Audit Committee considers and reviews with our independent public accounting firm and management the adequacy of our internal controls, including the processes for identifying significant risks and exposures, and elicits recommendations for the improvements of such procedures where desirable. In addition to the Audit Committee’s role, the full Board is involved in oversight and administration of risk and risk management practices. Members of our senior management have day-to-day responsibility for risk management and establishing risk management practices, and members of management are expected to report matters relating specifically to the Audit Committee directly thereto, and to report all other matters directly to the Board as a whole. Members of our senior management have an open line of communication to the Board and have the discretion to raise issues from time-to-time in any manner they deem appropriate, and management’s reporting on issues relating to risk management typically occurs through direct communication with directors or committee members as matters requiring attention arise. Members of our senior management regularly attend portions of the Board’s meetings, and often discuss the risks related to our business.

Presently, the largest risks affecting Vapor is the Company’s ability to manage and satisfy the Series A Warrant obligations and evaluation of potential adverse impact of the FDA’s final regulations on vaporizers and e-liquids on the retail business operations. The Board actively interfaces with management on seeking solutions.

Code of Ethics

The Company has a code of ethics, “Business Conduct: “Code of Conduct and Policy,” that applies to all of the Company’s employees, including its principal executive officer, principal financial officer and principal accounting officer, and the Board. A copy of this code is available on the Company’s website at www.vapor-corp.com. The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Current Report on Form 8-K.

Shareholder Communications

Although we do not have a formal policy regarding communications with our Board, shareholders may communicate with the Board by writing to us at Vapor Corp., 3001 Griffin Road, Dania Beach FL 33312, Attention: Corporate Secretary, or by facsimile (954) 367-6306.  Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities. Officers, directors and greater than ten percent shareholders are required by SEC rules to furnish us with copies of all Section 16(a) reports they file.

Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transactions were reported and that no Form 5s were required, we believe that during 2015 our officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a).

ITEM 11. Executive Compensation

The following information is related to the compensation paid, distributed or accrued by us for fiscal 2015 and 2014 to all Chief Executive Officers (principal executive officers) serving during the last fiscal year and the two other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000. We refer to these individuals as our “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compen- sation ($)	Total ($)

Jeffrey Holman	2015	226,624	100,000	-	-	326,624
Chief Executive Officer	2014	182,000	-	-	-	182,000

Gregory Brauser	2015	187,969	100,000	436,212	-	724,181
President	2014	-	-	-	-	-

Christopher Santi	2015	179,505	10,000	104,000	-	293,505
Chief Operating Officer	2014	162,246	-	-	-	162,246

(1)   Amounts reflect the aggregate grant date fair value, without regard to forfeitures, computed in accordance with ASC 718. These amounts represent awards of the Company’s common stock and do not reflect the actual amounts that may be realized by the Named Executive Officers. Our assumptions with respect to the calculation of the stock award value are set forth in Note 2 to the consolidated financial statements contained herein.

Named Executive Officer Employment Agreements

On August 10, 2015, the Company entered into three-year Employment Agreements with Jeffrey Holman, the Company’s Chief Executive Officer, and Gregory Brauser, the Company’s President. Each of the Employment Agreements provide for an annual base salary of  $300,000 and a target bonus in an amount ranging from 20% to 200% of their base salaries subject to the Company meeting certain adjusted earnings before interest, taxes depreciation and amortization (“Adjusted EBITDA”) performance milestones. Adjusted EBITDA is defined in the Employment Agreements as earnings (loss) from continuing operations before interest expense, income taxes, collateral valuation adjustment, bad debt expense, one-time expenses, depreciation and amortization and amortization of stock compensation or Adjusted EBITDA defined in any filing of the Company with the SEC subsequent to the date of the Employment Agreements. Additionally, the Company approved and paid a bonus of $100,000 to each of Mr. Holman and Mr. Brauser in August 2015. Messrs. Holman and Brauser are also entitled to receive severance payments, including two years of their then base salary and other benefits in the event of a change of control, termination by the Company without cause, termination for good reason by the executive or non-renewal by the Company.

Effective December 12, 2012, the Company entered into a three-year Employment Agreement with Christopher Santi, the Company’s Chief Operating Officer. The Employment Agreement paid a beginning base salary of $156,000 which increased to $170,000 beginning in December 2014. The Employment Agreement automatically renewed for a one-year period in December 2015. In accordance with his Employment Agreement, Mr. Santi received a 10-year option to purchase up to 57 shares of the Company’s common stock at an exercise price of $437.50, vesting monthly at the rate of approximately 2 shares per month. As of the date of this report, the options are fully vested.

Termination Provisions

The table below describes the severance payments that our Named Executive Officers are entitled to in connection with a termination of their employment upon death, disability, dismissal without cause, Change of Control or for Good Reason. All of the termination provisions are intended to comply with Section 409A of the Internal Revenue Code of 1986 and the Regulations thereunder.

	Holman	Brauser	Santi
Death or Total Disability	Any amounts due at time of termination plus full vesting of equity awards	Any amounts due at time of termination plus full vesting of equity awards	Any amounts due at time of termination

Dismissal Without Cause or Termination by Executive for Good Reason or upon a Change of Control(1)(2)	Two years of Base Salary, full vesting of equity awards, benefit continuation for 18 months plus pro-rated bonus if, any, that would have been earned for the fiscal year in which the termination occurs	Two years of Base Salary, full vesting of equity awards, benefit continuation for 18 months plus pro-rated bonus if, any, that would have been earned for the fiscal year in which the termination occurs	Two months of Base Salary for each year of service, up to 12 months maximum

(1) Good reason is generally (with certain exceptions) defined as: (i) in the case of Holman and Brauser, (x) a material diminution in their authority, duties or responsibilities, (y) the Company failing to maintain an office in the stated area or (z) any other action or inaction that constitutes a material breach by the Company of the Employment Agreement; and (ii) in the case of Santi (w) a relocation of principal place of employment outside a stated area, (x) a material reduction in Base Salary, (y) the diminution of his duties, or (z) any other action or inaction that constitutes a material failure by Vapor to fulfill its obligations under the Employment Agreement. All of these events are subject to a 30-day cure period.

(2) Change of Control is generally defined (i) in the case of Holman and Brauser, as any Change of Control Event as defined in Treasury Regulation Section 1.409A-3(i)(5); and (ii) in the case of Santi, as (w) a sale of substantially all of the Company, (x) any “person” (as such term is defined under the Exchange Act) becomes the beneficial owners of over 50% of the Company’s voting power, (y) a change in the majority of the composition of the Board or (z) a transaction that results in over 50% of the Company’s voting power ceasing to hold a majority of the voting power post-transaction.

Risk Assessment Regarding Compensation Policies and Practices as they Relate to Risk Management

Our compensation program for employees does not create incentives for excessive risk taking by our employees or involve risks that are reasonably likely to have a material adverse effect on us. Our compensation has the following risk-limiting characteristics:

•	Our base pay programs consist of competitive salary rates that represent a reasonable portion of total compensation and provide a reliable level of income on a regular basis, which decreases incentive on the part of our executives to take unnecessary or imprudent risks; and

•	Cash bonus awards are not tied to formulas that could focus executives on specific short-term outcomes;

Outstanding Awards at Fiscal Year End

Listed below is information with respect to unexercised options that have not vested, and equity incentive plan awards for each named executive officer outstanding as of December 31, 2015:

Outstanding Equity Awards at 2015 Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Christopher Santi	57	-	-	402.50	3/29/22	-	-	-	-
	57	-	-	437.50	12/11/22	-	-	-	-

Director Compensation

Non-employee directors are paid a monthly fee of $1,000 per month and $1,000 for each meeting attended. Because we do not pay any compensation to employee directors, Messrs. Holman and Brauser are omitted from the following table. Non-employee members of our Board of Directors were compensated for as follows:

Fiscal 2015 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Total ($)
William Conway III	16,000	16,000
Daniel MacLachlan	19,000	19,000
Frank Jaumot (1)	27,000	27,000
Angela Courtin (1)	20,000	20,000
Robert Swayman (1)	7,000	7,000
Ryan Kavanaugh (1)	4,000	4,000
Nikhil Raman (2)	11,000	11,000

(1)	Resigned as a director in 2015.
(2)	Resigned as a director on March 2, 2016.

Equity Compensation Plan Information

The 2015 Equity Incentive Plan (the “Plan”) was approved by Vapor’s shareholders at the June 26, 2015 shareholders meeting. The Plan authorizes up to approximately 14,286 shares of our common stock for issuance pursuant to the terms of the Plan. The Plan is a broad-based plan in which all employees, consultants, officers, and directors of the Company are eligible to participate. The purpose of the Plan is to further the growth and development of the Company by providing, through ownership of stock of the Company and other equity-based awards, an incentive to its officers and other key employees and consultants who are in a position to contribute materially to the prosperity of the Company, to increase such persons’ interests in the Company’s welfare, by encouraging them to continue their services to the Company, and by enabling the Company to attract individuals of outstanding ability to become employees, consultants, officers and directors of the Company.

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by shareholders and the weighted average exercise price for such plans as of December 31, 2015.

Name Of Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2009 Equity Incentive Plan	465	$140.91	4,447
2015 Equity Incentive Plan	—		14,286
Total	465		18,733

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth the number of shares of our common stock beneficially owned as of April 6, 2016 by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers and (iv) all of our executive officers and directors of as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Vapor Corp., 3001 Griffin Road, Dania Beach, Florida 33312.

Title of Class	Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)

Directors and Executive Officers:

Common Stock	Jeffrey Holman (2)	3,319	*
Common Stock	Christopher Santi (3)	332	*
Common Stock	Gregory Brauser (4)	2,969	*
Common Stock	Daniel MacLachlan (5)	0	0%
Common Stock	William Conway (6)	0	0%
Common Stock	All directors and executive officers as a group (6 persons) (7)	6,620	*

5% Shareholders:
None		0	0%

* Less than 1%.

(1) Beneficial Ownership. Applicable percentages are based on 64,932,483 shares of common stock outstanding as of April 6, 2016. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, convertible notes and preferred stock currently exercisable or convertible or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. The table includes shares of common stock, options, warrants, and preferred stock exercisable or convertible into common stock and vested or vesting within 60 days. Unless otherwise indicated in the footnotes to this table, we believe that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. The table does not include: (i) restricted stock units that do not have the right to vote until they vest and the shares are delivered or (ii) unvested options that do not vest within 60 days of the date listed above in this footnote.

(2)	Holman. A director and executive officer.

(3)	Santi. An executive officer. Includes 114 vested options.

(4)	Brauser. A director and executive officer.

(5)	MacLachlan. A director.

(6)	Conway. A director.

(7)           Directors and Executive Officers. Includes executive officers who are not Named Executive Officers under the SEC’s rules and regulations.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of June 22, 2015, Mr. Michael Brauser, the father of our President, loaned the Company $400,000, through a company he jointly manages, on identical terms as other investors in the offering. The Debentures: (i) matured December 22, 2015, (ii) accrue interest at 10% per year, (iii) were convertible into common stock at $175.00 per share and (iv) were secured by a second lien on substantially all of the Company’s assets. The Debentures, accrued interest, and prepayment penalties were repaid on July 31, 2015. The company that Mr. Brauser jointly manages, received $104,932 of aggregated prepayment penalties and interest.

In November 2014 and March 2015, the Company had engaged in two private placements, each of which precluded the Company from using capital or otherwise issuing shares of common stock or common stock equivalents below $700.00 and $357.00, respectively. In order to raise further capital in the June 2015 private placement, the Company was required to enter into agreements with prior investors (including Mr. Michael Brauser and Alpha Capital Anstalt, a then 5% holder) modifying these covenants. In connection with these modifications, Mr. Brauser received 894 shares of common stock and 1,053 warrants, a company which Mr. Brauser (the father of the Company’s President) jointly manages received 80 shares and 94 warrants and another company, Alpha Capital Anstalt, which acted as the lead investor in the November 2014 and March 2015 private placements, received 3,757 shares of common stock and 2,035 warrants, at an aggregate cost of approximately $59,600 to the Company.

The Company issued shares of common stock in connection with a registered public offering on July 29, 2015. This effectively triggered the need to issue additional shares under the agreements with prior investors (including Mr. Michael Brauser and Alpha Capital Anstalt). Pursuant to the Rules of the Nasdaq Stock Market, the Company needed to seek stockholder approval before issuing a number of these Waiver shares and such approval was obtained on October 16, 2015. On August 18, 2015 and November 10, 2015, the Company issued shares of common stock to certain investors under Waiver agreements. Mr. Brauser received 3,848 of common stock, a company which Mr. Brauser jointly manages received 342 shares and another company, Alpha Capital Anstalt, which acted as the lead investor in the November 2014 and March 2015 private placements, received 9,620 shares of common stock, at an aggregate cost of approximately $504,000 to the Company.

On March 27, 2015, Harlan Press notified the Company of his resignation from the Company, effective April 10, 2015. Mr. Press previously served as Chief Financial Officer of the Company. In connection with the Company’s previously disclosed merger with Vaporin, Inc. in March 2015, Mr. Press was appointed Vice-President of Finance of the Company. Mr. Press received severance compensation and accrued vacation in accordance with his employment agreement in the total amount of $159,810, which is divided into equal weekly payments that ended on January 29, 2016. As of December 31, 2015, $17,503 of accrued severance is included in accrued expenses on the consolidated balance sheet.

During 2015, the Company purchases, at rates comparable to market rates, e-liquids sold in its retail stores and wholesale operations, respectively from Liquid Science, Inc., a company in which Jeffrey Holman (the Company’s Chief Executive Officer), Gregory Brauser (the Company’s President) and Michael Brauser each have a 15% beneficial ownership interest. During 2015, the Company made approximately 56% of its purchases of e-liquid from Liquid Science for its retail stores, which purchases equaled $260,609 in the aggregate. During 2015, the Company made approximately 39% of its purchases of e-liquid from Liquid Science for its wholesale and online operations, which purchases equaled $182,513 in the aggregate. The Company did not make any purchases from Liquid Science during 2014.

On August 13, 2015, the Company entered into consulting agreements with each of GRQ Consultants, Inc. and Grander Holdings, Inc. GRQ Consultants, Inc. will primarily focus on investor relations and presenting the Company and its business plans, strategy and personnel to the financial community. Grander Holdings, Inc. will primarily assist the Company in further developing and executing its acquisitions strategy, focusing on the Company’s “The Vape Store” properties. Mr. Michael Brauser is the Chief Executive Officer of Grander Holdings, Inc. Pursuant to the agreements, each consultant received an initial fee of $50,000, payable immediately, and $20,000 monthly throughout the 12-month term of each agreement. The Company made payments of $130,000 each to Grander Holdings, Inc. and GRQ Consultants, Inc. during the year ended December 31, 2015. The consulting agreements with Grander Holdings, Inc. and GRQ Consultants were terminated effective February 29, 2016.

Policies and Procedures for Related Party Transactions

We have adopted a policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related person transaction with us without the prior consent of our audit committee. Our audit committee will review and oversee all transactions with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of any class of our common stock or any member of the immediate family of any of the foregoing persons and such person would have a direct or indirect interest. In approving or rejecting any such transactions, our audit committee is to consider the material facts of the transaction, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Item 14.	Principal Accounting Fees and Services.

Our Audit Committee pre-approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services.   All of the services related to audit fees and audit-related fees charged by Marcum, LLP, if any, were pre-approved by the Audit Committee.  The following table shows the fees for the years ended December 31, 2015 and 2014.

	2015 ($)	2014 ($)
Audit Fees (1)	330,590	165,629
Audit Related Fees	16,000	-
All Other Fees	-	24,988
Total	346,590	190,617

(1)	Audit fees — these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements and our registration statements.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of the report.

(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.
(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this report.
(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

FINANCIAL STATEMENT INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Vapor Corp.

We have audited the accompanying consolidated balance sheets of Vapor Corp. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vapor Corp. as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 1 to the financial statements, the Company has incurred net losses and needs to raise additional funds to meet its obligations and sustain its operations. In addition, the Company currently does not have enough authorized common shares to settle all of its outstanding warrants if such warrants were exercised pursuant to their cashless exercise provisions. As a result, the Company could be required to settle a portion of these warrants with cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP

New York, NY

April 8, 2016

VAPOR CORP.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2015	2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,214,991	$471,194
Due from merchant credit card processor, net of reserves of $2,355 and $2,500 for chargebacks, respectively	92,552	111,968
Accounts receivable, net allowance of $ 76,694 and $369,731, respectively	290,096	239,652
Inventories	1,529,806	2,048,883
Prepaid expenses and vendor deposits	438,925	664,103
Loans receivable, net	-	467,095
Deferred financing costs, net	-	122,209
TOTAL CURRENT ASSETS	29,566,370	4,125,104

Property and equipment, net of accumulated depreciation of $211,824 and $84,314 respectively	410,277	712,019
Intangible assets, net of accumulated amortization and impairment	929,000	-
Goodwill, net of impairment	3,177,017	-
Other assets	165,198	91,360

TOTAL ASSETS	$34,247,862	$4,928,483

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,581,347	$1,920,135
Accrued expenses	3,946,111	975,112
Senior convertible notes payable – related parties, net of debt discount of $0 and $1,093,750, respectively	-	156,250
Current portion of capital lease	60,871	52,015
Term loan	-	750,000
Customer deposits	95,588	143,718
Derivative liabilities	41,089,580	-
TOTAL CURRENT LIABILITIES	46,773,497	3,997,230

Capital lease, net of current portion	58,572	119,443
TOTAL LIABILITIES	46,832,069	4,116,673

COMMITMENTS AND CONTINGENCIES (SEE NOTE 14)

STOCKHOLDERS’ (DEFICIT) EQUITY
Series A convertible preferred stock, $.001 par value, 1,000,000 shares authorized and designated, 13,434 and 0 shares issued and outstanding, respectively, no liquidation value	13	-
Common stock, $.0001 par value, 5,000,000,000 shares authorized 147,943 and 47,891 shares issued and outstanding, respectively (See Note 9)	15	5
Additional paid-in capital	846,915	16,043,708
Accumulated deficit	(13,431,150)	(15,231,903)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(12,584,207)	811,810

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$34,247,862	$4,928,483

See notes to consolidated financial statements

VAPOR CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED DECEMBER 31,
	2015	2014
SALES, NET:
Wholesale and online sales, net	$6,521,354	$15,143,552
Retail sales, net	4,228,679	136,307
Total Sales, net	10,750,033	15,279,859

Cost of sales wholesale and online	6,398,082	14,296,121
Cost of sales retail	1,616,561	201,133
GROSS PROFIT	2,735,390	782,605

OPERATING EXPENSES:
Advertising	336,342	2,374,329
Selling, general and administrative	15,744,130	11,126,759
Impairment of goodwill and intangible assets	15,403,833	—
Total operating expenses	31,484,305	13,501,088
Operating loss	(28,748,915)	(12,718,483)

OTHER INCOME (EXPENSES):
Costs associated with underwritten offering (see Note 9)	(5,279,003)	—
Amortization of debt discounts	(833,035)	(156,250)
Amortization of deferred financing costs	(144,903)	(17,458)
Loss on debt extinguishment	(1,497,169)	—
Non-cash change in fair value of derivatives	42,221,418	—
Stock-based expense in connection with waiver agreements	(3,748,062)	—
Interest income	19,323	—
Interest expense	(108,356)	(192,725)
Interest expense-related party	(80,545)	—
Total other income (expense)	30,549,668	(366,433)

Income (loss) before for income tax expense	1,800,753	(13,084,916)
Income tax expense	—	(767,333)
NET INCOME (LOSS)	1,800,753	(13,852,249)

Deemed dividend	(38,068,021)	—
NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS	$(36,267,268)	$(13,852,249)

LOSS PER SHARE – BASIC AND DILUTED	$(349.55)	$(295.36)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	103,754	46,900

See notes to consolidated financial statements

VAPOR CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – December 31, 2013	-	$-	46,327	$5	$13,131,233	$(1,379,654)	$11,751,584

Offering costs incurred in 2014 pertaining to December 2013 offering	-	-	-	-	(109,104)	-	(109,104)
Issuance of common stock for services	-	-	1,143	-	1,602,933	-	1,602,933
Issuance of common stock in connection with exercise of stock options	-	-	14	-	5,000	-	5,000
Issuance of common stock in connection with cashless exercise of warrants	-	-	407	-	-	-	-
Discount on senior convertible notes	-	-	-	-	1,250,000	-	1,250,000
Stock-based compensation expense	-	-	-	-	163,646	-	163,646
Net loss	-	-	-	-	-	(13,852,249)	(13,852,249)
Balance – December 31, 2014	-	-	47,891	5	16,043,708	(15,231,903)	811,810

Issuance of common stock in connection with the Merger (See Note 3)	-	-	38,833	4	17,028,395	-	17,028,399
Issuance of common stock and warrants in connection with private placement, net of offering costs	-	-	9,807	1	447,320	-	447,321
Reclassification of conversion option from liability to equity	-	-	-	-	13,300	-	13,300
Contribution of note and interest payable to Vaporin to capital in connection with the Merger	-	-	-	-	354,029	-	354,029
Cancellation of common stock as a result of early termination of consulting agreement	-	-	(429)	-	-	-	-
Issuance of common stock in connection with consulting services	-	-	393	-	143,000	-	143,000
Issuance of common stock in connection with delivery of restricted stock units	-	-	5,094	1	(1)	-	-
Issuance of common stock in connection with waiver deferral agreements	-	-	9,256	-	1,328,196	-	1,328,196
Warrants issued or modified in connection with convertible note payable	-	-	-	-	124,211	-	124,211
Issuance of common stock in connection with waiver agreement	-	-	37,098	4	1,297,077	-	1,297,081
Issuance of Series A Units, Series A preferred stock and warrants in connection with underwritten offering	13,434	13	-	-	927	-	940
Issuance of unit purchase option to underwriter in connection with Series A Units, Series A preferred stock and warrants	-	-	-	-	1,552,418	-	1,552,418
Stock-based compensation expense	-	-	-	-	582,356	-	582,356
Deemed dividend on issuance of Series A Units, Series A preferred stock and warrants	-	-	-	-	(38,068,021)	-	(38,068,021)
Net income	-	-	-	-	-	1,800,753	1,800,753
Balance – December 31, 2015	13,434	$13	147,943	$15	$846,915	$(13,431,150)	$(12,584,207)

See notes to consolidated financial statements

VAPOR CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31
	2015	2014
OPERATING ACTIVITIES:

Net income (loss)	$1,800,753	$(13,852,249)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in allowances for bad debt	236,799	112,898
Depreciation and amortization	462,103	56,435
Loss on disposal of assets	463,840	-
Loss on debt extinguishment	1,497,169	-
Impairment of goodwill and intangible assets	15,403,833	-
Amortization of debt discounts	833,035	156,250
Amortization of deferred financing cost	144,903	17,458
Costs associated with Series A Units Offering (see Note 9)	3,726,585	-
Write-down of obsolete and slow moving inventory	441,915	1,834,619
Write-down of loan receivable to realizable value	-	50,000
Stock-based compensation expense	725,356	1,766,579
Stock-based expense in connection with waiver agreements (See Note 9)	3,748,062	-
Deferred income tax benefit	-	766,498
Non-cash change in fair value of derivative liabilities	(42,221,418)	-
Unit purchase options granted for underwriters’ expense	1,552,418	-
Changes in operating assets and liabilities:
Due from merchant credit card processors	220,557	94,006
Accounts receivable	(205,987)	1,450,231
Inventories	1,322,530	(561,604)
Prepaid expenses and vendor deposits	253,199	536,937
Other assets	(56,102)	(26,076)
Accounts payable	(861,795)	796,627
Accrued expenses	1,273,617	552,034
Customer deposits	(48,130)	(41,640)
NET CASH USED IN OPERATING ACTIVITIES	(9,286,758)	(6,290,997)

INVESTING ACTIVITIES:
Cash received in connection with Merger	136,468	-
Acquisitions of retail stores	(1,399,079)	-
Issuance of loan receivable	-	(517,095)
Collection of loan receivable	467,095	-
Purchase of trade names	(20,000)	-
Purchases of property and equipment	(194,766)	(560,410)
NET CASH USED IN INVESTING ACTIVITIES:	(1,010,282)	(1,077,505)

FINANCING ACTIVITIES:
Proceeds from private placement of common stock and warrants, net of offering costs	2,941,960	-
Costs associated with Series A Units offering (see Note 9)	(3,726,585)	(109,104)
Deferred financing costs (see Note 8)	-	(139,667)
Proceeds from Series A Units offering	41,378,227	-
Payment of offering costs in connection with convertible debenture	(196,250)	-
Proceeds from issuance of convertible debenture, net of discount	1,662,500	-
Principal payment of convertible debenture	(1,750,000)	-
Proceeds from senior convertible note payable to related parties	-	1,250,000
Principal payments on senior convertible note payable to related parties	(1,250,000)	-
Proceeds from notes payable to related party	-	1,000,000
Principal Payment of notes payable to related party	(1,000,000)	-
Principal payment of convertible note payable	(567,000)	-
Principal payments on term loan payable	(750,000)	(728,847)
Principal payments of capital lease obligations	(52,015)	(7,901)
Proceeds from loan payable from Vaporin, Inc.	350,000	-
Proceeds from exercise of stock options	-	5,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	37,040,837	1,269,481

INCREASE (DECREASE) IN CASH	26,743,797	(6,099,021)
CASH — BEGINNING OF YEAR	471,194	6,570,215
CASH — END OF YEAR	$27,214,991	$471,194

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$251,920	$103,068
Cash paid for income taxes	$2,791	$3,550

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deemed dividend	$38,068,021	$-
Cashless exercise of common stock purchase warrants	$-	$143
Embedded conversion feature recorded as debt discount and derivative liability	$248,359	$-
Recognition of debt discount in connection with convertible note issuance	$100,800	$1,250,000
Warrants issued as offering costs	$87,779	$-
Warrant modification made in connection with convertible notes payable	$36,432	$-
Purchase of equipment through capital lease obligation	$-	$179,359
Contribution of note and interest payable to Vaporin to capital in connection with the Merger	$354,029	$-
Issuance of common stock in connection with delivery of restricted stock units	$1	$-
Reclassification of conversion option from liability to equity	$13,300	$-

Purchase Price Allocation in connection with the Merger:
Cash	$136,468	$-
Accounts receivable	81,256	-
Merchant credit card processor receivable	201,141	-
Prepaid expense and other current assets	28,021	-
Inventory	981,558	-
Property and equipment	206,668	-
Accounts payable and accrued expenses	(779,782)	-
Derivative liabilities	(49,638)	-
Notes payable, net of debt discount of $54,623	(512,377)	-
Notes payable – related party	(1,000,000)	-
Net liabilities assumed	$(706,685)	$-

Consideration:
Value of common stock issued	$17,028,399	$-
Excess of liabilities over assets assumed	706,685	-
Total consideration	$17,735,084	-
Amount allocated to goodwill	(15,654,484)	-
Amount allocated to identifiable intangible assets	(2,080,600)	-
Remaining unallocated consideration	$-	$-

Purchase Price Allocation in connection with the aggregate retail store acquisitions:

Amount allocated to goodwill	$1,977,533	$-
Amount allocated to other assets	17,736	-
Amount allocated to Inventory	263,810	-
Purchase price	2,259,079	-
Hold back obligation	(860,000)	-
Cash used in retail store acquisitions	$1,399,079	$-

See notes to consolidated financial statements

VAPOR CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION, GOING CONCERN, BASIS OF PRESENTATION, AND RECENT DEVELOPMENTS

Organization

Vapor Corp. (the “Company” or “Vapor”) is a distributor and retailer of vaporizers, e-liquids and electronic cigarettes. The Company operates twenty retail stores in the Southeast of the United States of America. Vapor also designs, markets, and distribute vaporizers, e-liquids, electronic cigarettes and accessories under the Vapor X®, Hookah Stix®, Vaporin™, and Krave®, brands. Vapor also designs and develops private label brands for distribution customers. Third party manufacturers produce Vapor’s products to meet their design specifications.

Vapor offers e-liquids, vaporizers, e-cigarettes and related products through our vape stores, online, retail channels through our direct sales force, and through third party wholesalers, retailers and value-added resellers. Retailers of our products include small-box discount retailers, gas stations, drug stores, convenience stores, and tobacco shops throughout the United States.

Going Concern and Liquidity

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of any uncertainties related to our going concern assessment. The Company’s outstanding warrants sold as part of our July 29, 2015 public offering separated from the Series A Units on January 23, 2016, as described in Note 9. Each warrant may be exercised without cash for the Black Scholes value defined in the warrant agreement. The number of shares of common stock we issue in connection with the exercise of our warrants will be based on our common stock price two days prior to the date of the exercise. If all of the warrants were exercised simultaneously, or in a condensed period, then the Company would not have sufficient authorized common stock to satisfy all the warrant exercises and it could be required to use cash to pay warrant holders. Since the Company cannot predict the future stock price and when the warrant holders will exercise warrants and sell the underlying common shares, management cannot predict if the Company will have sufficient cash resources to satisfy its obligation to the current warrant holders.

The Company reported a net loss allocable to common shareholders of approximately $36.3 million for the year ended December 31, 2015. The Company also had negative working capital of approximately $17.2 million and a stockholders’ deficit of approximately $12.6 million as of December 31, 2015. The Company expects to continue incurring losses before the impact of changes in the fair value of derivatives for the foreseeable future and may need to satisfy all warrant obligations, and to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern and realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Accordingly, the material uncertainty related to the exercise of warrants and the sufficiency of cash reserves to satisfy obligations raises substantial doubt about the Company’s ability to continue as a going concern.

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements are prepared in accordance with GAAP. The consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of the financial statement date.

The consolidated financial statements include the accounts of Vapor and its wholly-owned subsidiaries, Vaporin, Inc., The Vape Store, Inc. (“Vape Store”), Smoke Anywhere U.S.A., Inc. (“Smoke”), Emagine the Vape Store, LLC (“Emagine”), IVGI Acquisition, Inc., Vapormax Franchising LLC., Vaporin LLC., and Vaporin Florida, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

On July 7, 2015, the Company filed an amendment to its Certificate of Incorporation to effectuate a one-for-five reverse stock split to its common stock and to increase its authorized common stock to 150,000,000 shares. These amendments were effective on July 8, 2015. On October 28, 2015, the Company filed an amendment to its Certificate of Incorporation to increase its authorized common stock to 500,000,000. On February 1, 2016, the Company filed an amendment to its Certificate of Incorporation to increase its authorized common stock to 5,000,000,000, and change the par value to $0.0001. On March 4, 2016, the Company filed an amendment to its Certificate of Incorporation to effectuate a one-for-seventy reverse stock split to its common stock. All warrant, convertible preferred stock, option, common stock shares and per share information included in these consolidated financial statements gives effect to the aforementioned reverse splits of the Company’s common stock. See Note 9- Stockholders’ Equity for additional details regarding the Company’s authorized capital.

Merger with Vaporin, Inc.

As disclosed in Note 3 to these consolidated financial statements, on December 17, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Vaporin, Inc., a Delaware corporation (“Vaporin”) pursuant to which Vaporin was to merge with and into the Company with the Company being the surviving entity. On the same date, the Company also entered into a joint venture with Vaporin (the “Joint Venture”) through the execution of an operating agreement (the “Operating Agreement”) of Emagine, pursuant to which the Company and Vaporin were 50% members of Emagine.

On March 4, 2015, the acquisition of Vaporin by the Company (the “Merger”) was completed pursuant to the terms of the Merger Agreement. In connection with the Merger, Vape Store and Emagine became wholly-owned subsidiaries of the Company.

Series A Units Offering

On July 29, 2015, the Company closed a registered public offering of 3,761,657 Units at $11.00 per Unit for gross proceeds of approximately $41.4 million and net proceeds of approximately $38.7 million. Each Unit consisted of one-fourth of a share of Series A preferred stock and 0.2857 Series A warrants. Each one-fourth of a share of Series A preferred stock is convertible into 0.1429 shares of common stock and each Series A warrant is exercisable into one share of common stock at an exercise price of $86.80 per share (See Note 9).

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period’s presentation. No changes to the Company’s net loss were made as a result of such reclassifications.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the operating decision makers, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s decision making group are the senior executive management team. The Company and the decision-making group view the Company’s operations and manage its business as one operating segment. All long-lived assets of the Company reside in the U.S.

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

Product sales revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped, title passes to customers and collection is reasonably assured. Retail sales revenues are recorded at the point of sale when both title and risk of loss is transferred to the customer. Return allowances, which reduce product revenue, are estimated using historical experience. Revenue from product sales and services rendered is recorded net of sales and consumption taxes.

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

Shipping and Handling

Shipping charges billed to customers are included in net sales and the related shipping and handling costs are included in cost of sales. For the years ended December 31, 2015 and 2014 shipping charges of $36,602 and $71,225, respectively, were included in net sales and related shipping and handling costs of $840,891 and $1,274,795, were included in cost of sales, respectively.

The Company provide free standard shipping and handling for certain online orders. The related shipping and handling costs incurred for the year ended December 31, 2015 and 2014 of $180,077 and $661,583, respectively, were recognized in selling, general and administrative expenses

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less, when purchased, to be cash and cash equivalents. The majority of the Company’s cash and cash equivalents are concentrated in one large financial institution. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests, as deposits are held in excess of federally insured limits. The Company has not experienced any losses in such accounts. The Company’s cash equivalent at December 31, 2015 was a money market account and did not maintain cash equivalents at December 31, 2014.

Accounts Receivable and Concentration of Risk

Accounts receivable, net is stated at the amount the Company expects to collect, or the net realizable value. The Company provides a provision for allowances that includes returns, allowances and doubtful accounts equal to the estimated uncollectible amounts. The Company estimates its provision for allowances based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the provision for allowances will change.

At December 31, 2015, accounts receivable balances included a concentration from four customers with receivable balances ranging from approximately $32,900 to $83,500, all of which are greater than 10% of the total net accounts receivable balance. At December 31, 2014 accounts receivable balances included concentrations from seven customers that had balances of an amount greater than 10%. The amounts ranged from $27,700 to $177,200.

For the years ended December 31, 2015 the Company had no customers that had sales in excess of 10%. During 2014, the Company sold electronic cigarettes in the country of Canada exclusively through a Canadian distributor. For the year ended December 31, 2014, the Company had sales in excess of 10% to a Canadian distributor with sales of $2,912,525. The Company stopped selling to this Canadian distributor in February 2015 and had sales of $191,387 for the year ended December 31, 2015 to this Canadian distributor. For the year ended December 31, 2014 one other customer had sales of $1,536,050 that was in excess of 10% of net sales.

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the respective asset, after the asset is placed in service. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

Description	Useful Lives
Warehouse fixtures	2 years
Warehouse equipment	5 years
Furniture and fixtures	5 years
Computer hardware	3 years
Leasehold improvements	Life of lease

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

Indefinite-lived intangible assets, such as goodwill are not amortized. The Company assesses the carrying amounts of goodwill for recoverability on at least an annual basis or when events or changes in circumstances indicate evidence of potential impairment exists, using a fair value based test. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, and the useful life over which cash flows will occur. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for the Company. See Note 5 for the impairment evaluation of goodwill and intangible assets.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In connection with this review, the Company also reevaluates the depreciable lives for these assets. The Company assesses recoverability by determining whether the net book value of the related asset will be recovered through the projected undiscounted future cash flows of the asset. If the Company determines that the carrying value of the asset may not be recoverable, it measures any impairment based on the projected future discounted cash flows as compared to the asset’s carrying value. See Note 5.

Advertising

The Company expenses advertising costs as incurred.

Warranty Liability

The Company’s limited lifetime warranty policy generally allows its end users and retailers to return defective purchased rechargeable products in exchange for new products. The Company estimates a reserve for warranty liability and records that reserve amount as a reduction of revenues and as an accrued expense on the accompanying consolidated balance sheets. The warranty claims and expenses were not deemed material for the years ended December 31, 2015 and 2014.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, “Income Taxes” (“ASC 740”). Under this method, income tax expense is recognized as the amount of: (i) taxes payable or refundable for the current year and (ii) future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Fair Value Measurements

The Company applies the provisions of ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820”). The Company’s short term financial instruments include cash, due from merchant credit card processors, accounts receivable, accounts payable and accrued expenses, each of which approximate their fair values based upon their short term nature. The Company’s other financial instruments include notes payable obligations and derivative liabilities. The carrying value of these instruments approximate fair value, as they bear terms and conditions comparable to market, for obligations with similar terms and maturities.

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

Stock-Based Compensation

The Company accounts for stock-based compensation for employees and directors under ASC Topic No. 718, “Compensation-Stock Compensation” (“ASC 718”). These standards define a fair value based method of accounting for stock-based compensation. In accordance with ASC 718, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using an appropriate valuation model, whereby compensation cost is the fair value of the award as determined by the valuation model at the grant date. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Stock-based compensation for non-employees is measured at the grant date, is re-measured at subsequent vesting dates and reporting dates, and is amortized over the service period.

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

The Company estimates fair values of derivative instruments and hybrid instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective of measuring fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For complex instruments, the Company utilizes custom Monte Carlo simulation models. For less complex instruments, such as free-standing warrants, the Company generally uses the Binomial Lattice model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as the Binomial Lattice model or the Black-Scholes-Merton valuation model) are highly volatile and sensitive to changes in the trading market price of the Company’s common stock. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s net income (loss) going forward will reflect the volatility in these estimates and assumption changes. Under ASC 815, increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative losses. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative gains.

Convertible Debt Instruments

The Company accounts for convertible debt instruments when the Company has determined that the embedded conversion options should be bifurcated from their host instruments in accordance with ASC 815. The Company records discounts to convertible notes for the fair value of bifurcated embedded conversion options embedded in debt instruments and the relative fair value of freestanding warrants issued in connection with convertible debt instruments. The Company amortizes the respective debt discount over the term of the notes, using the straight-line method, which approximates the effective interest method over a short-term period.

Preferred Stock

The Company applies the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of its preferred stock. Shares that are subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares, which include preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, preferred shares are classified as stockholders' equity.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition and most industry-specific guidance throughout the ASC. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. To allow entities additional time to implement systems, gather data and resolve implementation questions, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, in August 2015, to defer the effective date of ASU No. 2014-09 for one year, which is fiscal years beginning after December 15, 2017. Early adoption is permitted commencing January 1, 2017. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements or disclosures.

In August 2014, FASB issued ASS No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 explicitly requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist which raise substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and annual and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of adopting this new standard on its consolidated financial statement disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The ASU 2015-03 standard amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015, earlier adoption is permitted. Additionally, in August 2015 the FASB issued guidance expanding the April 2015 update (ASU No. 2015-15). It states that, given the absence of authoritative guidance within the update, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset for revolving lines of credit and subsequently amortizing the deferred debt issuance costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line of credit. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted for financial statements that have not been previously issued. Full retrospective application is required. The Company does not believe the implementation of this standard will have a material impact on its consolidated financial statements when adopted.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. It is effective for annual reporting periods beginning after December 15, 2016. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The FASB issued this ASU as part of its ongoing Simplification Initiative, with the objective of reducing complexity in accounting standards. The amendments in ASU 2015-17 require entities that present a classified balance sheet to classify all deferred tax liabilities and assets as a noncurrent amount. This guidance does not change the offsetting requirements for deferred tax liabilities and assets, which results in the presentation of one amount on the balance sheet. Additionally, the amendments in this ASU align the deferred income tax presentation with the requirements in International Accounting Standards (IAS) 1, Presentation of Financial Statements.  The amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating ASU 2016-02 and its impact on its consolidated financial statements.

Note 3. MERGER WITH VAPORIN, INC.

On December 17, 2014, the Company entered into the Merger Agreement with Vaporin pursuant to which Vaporin was to merge with and into the Company with Vapor being the surviving and controlling entity (as a result of the stockholders of the Company maintaining more than 50% ownership in the Company’s outstanding shares of common stock and the Vapor directors comprising the majority of the board at the date of the Merger). The Merger closed on March 4, 2015 and the purchase price consideration paid by the Company consisted of the following:

1.	100% of the issued and outstanding shares of Vaporin common stock (including shares of common stock issued upon conversion of Vaporin preferred stock immediately prior to the consummation of the merger in accordance with the Merger Agreement) were converted into, and became 38,833 shares of the Company’s common stock such that the former Vaporin stockholders collectively hold approximately 45% of the then issued and outstanding shares of the Company’s common stock following consummation of the Merger. The aggregate value of these shares issued was $14,949,328, or approximately $385.00 per share, and was based on the closing price of the Company’s common stock on March 4, 2015.

2.	100% of the issued shares of Vaporin restricted stock units were converted into the right to receive 5,401 shares of the Company’s common stock. The restricted stock units became fully-vested in connection with the Merger and as a result, were included as a part of the Company’s purchase price as no further services from the holders were required to be provided to the Company. The aggregate value of these shares issued was $2,079,071, or approximately $385.00 per share, and was based on the closing price of the Company’s common stock on March 4, 2015. Based on the terms of the Merger Agreement, the Company agreed to issue these in twelve equal monthly instalments, with the first delivery date being the date of the closing of the Merger, however, all shares of common stock were delivered by February 4, 2016.

The Merger Agreement contained customary conditions that were satisfied prior to the closing of the Merger, including the requirement for the Company to receive gross proceeds from a $3.5 million equity offering (See Note 5). The Company incurred approximately $559,000 of acquisition costs in connection with the Merger that were recorded to selling, general and administrative expenses.

The fair value of the purchase consideration issued to the sellers of Vaporin was allocated to fair value of the net tangible assets acquired, with the resulting excess allocated to separately identifiable intangibles, and the remainder recorded as goodwill. Goodwill recognized from the transactions mainly represented the expected operational synergies upon acquisition of the combined entity and intangibles not qualifying for separate recognition. See Note 4 for the subsequent impairment evaluation of goodwill and intangible assets. Goodwill is not expected to be deductible for income tax purposes in the tax jurisdiction of the acquired business. The purchase price allocation was based, in part, on management’s knowledge of Vaporin’s business and the results of a third party appraisal commissioned by management.

Purchase Consideration
Value of consideration paid:	$17,735,084

Tangible assets acquired and liabilities assumed at fair value
Cash	$136,468
Accounts receivable	81,256
Merchant credit card processor receivable	201,141
Prepaid expense and other current assets	28,021
Inventory	981,558
Property and equipment	206,668
Accounts payable and accrued expenses	(779,782)
Derivative Liabilities	(49,638)
Notes payable, net of debt discount of $54,623	(512,377)
Notes payable – related party	(1,000,000)
Net liabilities assumed	$(706,685)

Consideration:
Value of common stock issued	$17,028,399
Excess of liabilities over assets assumed	706,685
Total consideration	$17,735,084

Identifiable intangible assets
Trade names and technology	$1,500,000
Customer relationships	488,274
Assembled workforce	92,326
Total Identifiable Intangible Assets	2,080,600
Goodwill	15,654,484
Total allocation to identifiable intangible assets and goodwill	$17,735,084

In addition, in connection with the Merger, an aggregate $354,029 of a note and interest payable by the Company to Vaporin was forgiven.

In connection with the Merger Agreement, the Company also issued 708 warrants to purchase the Company’s common stock to certain warrant holders of Vaporin as replacement for warrants issued in connection with previous Vaporin note payable issuances. In addition, the Company also issued 56 options to purchase common stock to certain holders of Vaporin as replacement for options issued for services. The Company determined that based on the remaining term of the warrants and options as well as the nature of the remaining services to be provided by the holders that the value of the warrants and options at the date of the Merger was not material.

The accounting and reporting operations of Vaporin were fully integrated into the Company on the date of the Merger and it is impracticable to separate. The following presents the unaudited pro-forma combined results of operations of the Company with Vaporin as if the Merger occurred on January 1, 2014.

	For the Year Ended December 31,
	2015	2014

Wholesale and online revenues	$6,978,040	$17,425,423
Retail revenues	$4,888,256	$1,136,275
Net loss allocable to common shareholders	$(37,664,999)	$(20,053,348)
Net loss per share	$(363.02)	$(360.78)
Weighted average number of shares outstanding	103,755	55,583

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2014 or to project potential operating results as of any future date or for any future periods.

In connection with the acquisition of Vaporin, the Company acquired net deferred tax assets consisting of net operating loss carryforwards offset by the difference between the book and tax basis of intangible assets acquired. At the acquisition date this net deferred tax asset was completely offset by a valuation allowance as it was more likely than not that the Company’s would not have ability to use the deferred tax asset.

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

Note 4. RETAIL STORES AND KIOSKS

Retail Stores

The Company acquired eight Florida retail stores in the aforementioned Merger in March 2015, and opened three additional Florida retail stores between April and August 2015. In the ordinary course of business the Company acquires the assets and business operations of established retail stores. The purchase prices are generally allocated to inventory, leasehold improvements, fixtures, security deposits, intangible assets, and goodwill. No liabilities are assumed from the seller and the Company has no obligation to retain existing employees. On August 31, 2015 the Company acquired the assets of two established retail stores in Gainesville, Florida. On September 3, 2015 the Company acquired the assets of one established retail store in Fort Myers, Florida. On October 10, 2015 the Company acquired the assets of three established retail stores in Atlanta, Georgia. On November 6, 2015 the Company acquired the assets of three retail stores and a warehouse located in Atlanta, Georgia, Birmingham, Alabama, and Nashville, Tennessee.

The Company incurred aggregate cost of $2,259,079 for the acquisitions after the Merger. Leasehold improvements and fixtures acquired were not considered material to these purchases. The Company holds back a portion of the seller’s purchase price for three to six months during the operational transition period (the “hold back period”). If the stores’ gross minimum revenues during the hold back period do not reach an amount agreed upon by the buyer and seller at closing, then the hold back amount due to the seller is reduced in the final settlement. The hold back amount due to sellers of $860,000 was recorded in accrued liabilities at December 31, 2015 as the achievement of the minimum revenue milestones are considered probable. The hold back liability is considered contingent consideration recorded at fair value at each respective acquisition and is re-measured with each reporting period. Subsequent to December 31, 2015, the Company made $185,000 of aggregate holdback payments. Commissions and ancillary store closing costs totaling approximately $62,271 are expensed as incurred and reflected in selling general and administrative expenses for the year ended December 31, 2015.

The accounting and reporting of the acquired retail store operations were fully integrated into the Company at dates of the individual acquisitions and it is impracticable to separate. Unaudited pro-forma combined results of operations of the Company is not presented, as it is unfeasible to obtain complete, reliable and financial information prepared in accordance with GAAP. The prior owners of the retail store businesses were individuals without reporting requirement and accordingly the financial data available is incomplete, inconsistent, and the presentation would not add value to pro-forma financial disclosure.

The Company entered into retail leases for purchased retail locations and the resulting lease obligation are included in the Company’s commitments (See Note 14). The purchase price allocations were based, on management’s knowledge of the retail businesses acquired.

Purchase Consideration

Goodwill	$1,977,533
Other assets	17,736
Inventory	263,810
Total allocation to tangible assets and goodwill	2,259,079
Holdback obligation	(860,000)
Cash used in retail store business acquisitions	$1,399,079

Retail Kiosks

The Company opened eight mall retail kiosk for its vaping products in October and November 2014. The Company’s management decided to close the kiosks after evaluating the short-term performance of the locations and to focus expansion efforts on retail stores. During 2015 the Company closed all of its mall kiosks. In connection with the kiosk closings, for the year ended December 31, 2015, the Company incurred $463,840 of loss on disposal of computer equipment, fixtures, and furniture and $265,627 of exit costs for settlement of non-cancellable leases and license obligations. The loss on disposal and exit costs are included in selling, general and administrative expenses.

Note 5. GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the premium paid over the fair value of the intangible and net tangible assets acquired in the Merger and other retail business acquisitions. The Company assesses the carrying value of its goodwill on at least an annual basis. At December 31, 2015, management assessed relevant events and circumstances in evaluating whether it was more likely than not that its fair values were less than the respective carrying amounts of the acquired subsidiaries pursuant to ASC 350, “Intangibles, Goodwill and Other”. The Company then evaluated the carrying value of its goodwill by estimating the fair value of its consolidated business operations through the use of discounted cash flow models, which required management to make significant judgments as to the estimated future cash flows. During the fourth quarter of 2015, the Company revised its plans to increase the number of retail stores due to changes in the industry and increasing federal and state regulations that may potentially reduce both wholesale and retail revenues. The ceased retail store expansion plan and potential reduction in revenue resulting from pending regulations adversely impacted the Company’s projected cash flows and profits. Accordingly the Company’s goodwill was evaluated for impairment. As a result of such analysis, the Company concluded that goodwill was impaired and recorded an impairment charge of $14,455,000 for the year ended December 31, 2015.

The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014
Beginning balance	$-	$-
Goodwill from Merger	15,654,484	-
Goodwill from acquired retail businesses	1,977,533	-
Impairment of goodwill	(14,455,000)	-

Ending balance	$3,177,017	$-

As more fully disclosed in Note 3, the Company’s amortizable intangible assets consist of the trade names and technology, customer relationships, and assembled workforce that were capitalized in connection with the completion of the Merger and retail store business acquisitions. Trade names and technology are amortized on a straight-line basis over their useful life of ten years. Customer relationships and assembled workforce were amortized on a straight-line basis over their useful lives of five years.

The Company records an impairment charge on its intangible assets if it determines that their carrying value may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted cash flows resulting from the use of the asset and its eventual disposition. When the Company determines that the carrying value of its intangible assets may not be recoverable, the Company measures the potential impairment based on a projected discounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in its current business model. An impairment loss is recognized only if the carrying amount of the intangible assets exceeds its estimated fair value. An impairment charge is recorded to reduce the pre-impairment carrying amount of the intangible assets to their estimated fair value. Determining the fair value is highly judgmental in nature and requires the use of significant estimates and assumptions considered to be Level 3 fair value inputs, including anticipated future revenue opportunities, operating margins, and discount rates, among others. The estimated fair value of the intangible assets was determined based on the income approach, as it was deemed to be most indicative of the Company’s fair value in an orderly transaction between market participants. Upon completion of the analysis as of December 31, 2015, the Company determined that certain intangible assets were impaired. Accordingly, the Company recorded an impairment charge of $948,833. The changes in the carrying amount of intangible assets for the years ended December 31, 2015 and 2014 are as follows:

	Trade Names and Technology	Customer Relationships	Assembled Workforce	Total
Beginning balance, January 1, 2015	$-	$-	$-	$-
Additions from Merger	1,500,000	488,274	92,326	2,080,600
Additions from acquisitions	20,000	-	-	20,000
Impairment	(465,000)	(406,895)	(76,938)	(948,833)
	1,055,000	81,379	15,388	1,151,767
Accumulated amortization	(126,000)	(81,379)	(15,388)	(222,767)
Ending balance, December 31, 2015	$929,000	$-	$-	$929,000

The weighted-average remaining amortization period of the Company’s amortizable intangible assets is approximately 9.17 years as of December 31, 2015. The estimated future amortization of the intangible assets is as follows:

For the years ending December 31,	Amount
2016	$101,310
2017	101,310
2018	101,310
2019	101,310
2020	101,310
Thereafter	422,450
Total	$929,000

Note 6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	For the Year Ended December 31,
	2015	2014

Computer hardware	$160,278	$389,373
Furniture and fixtures	243,380	347,612
Warehouse fixtures	-	7,564
Warehouse equipment	20,872	16,708
Leasehold improvements	111,502	35,076
Signage	86,069	-
	622,101	796,333
Less: accumulated depreciation and amortization	(211,824)	(84,314)
Total property and equipment	$410,277	$712,019

During the years ended December 31, 2015 and 2014, the Company incurred $239,335 and $56,435, respectively, of depreciation expense.

Note 7. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	For the Year Ended December 31,
	2015	2014

Commissions payable	$196,096	$179,000
Retirement plan contributions	77,861	80,000
Accrued severance	51,145	82,000
Accrued customer returns	435,832	360,000
Accrued payroll	46,325	-
Accrued settlements and royalty fees	1,900,000	-
Accrued legal and professional fees	191,643	-
Accrued retail store hold back payments from acquisitions	860,000	-
Other accrued liabilities	187,209	274,112
Total	$3,946,111	$975,112

See Note 4 - Retail Stores and Kiosks for more information related to accrued retail store hold back payments from acquisitions. See Note 14 – Commitments and Contingencies – Legal Proceedings for additional information related for the accrual of legal settlement and royalty fees.

Note 8. NOTES PAYABLE AND RECEIVABLE

$567,000 Convertible Notes Payable

Between January 20, 2015 and January 23, 2015, Vaporin entered into a Securities Purchase Agreement with certain accredited investors providing for the sale of $567,000 of Vaporin’s Convertible Notes (the “Vaporin Notes”). The Vaporin Notes accrue interest on the outstanding principal at an annual rate of 10%. The principal and accrued interest on the Notes were due and payable between January 20, 2016 and January 23, 2016. The Vaporin Notes were assumed by the Company upon the closing of the Merger on March 4, 2015, at which time a debt discount of $54,623 was calculated, as the Notes were convertible into Vapor common stock at the lower of (i) $1.08 or (ii) a 15% discount to a 20-trading day VWAP (subject to a maximum issuance of 525,000 shares). Between July 31, 2015 and August 5, 2015, the Vaporin Notes were repaid in full, including $567,000 in principal and $29,853 interest, and the Company recorded $25,764 of extinguishment loss. During the year ended December 31, 2015, the Company recorded contractual interest expense of $29,853. The Company amortized $28,859 of deferred debt discount, during year ended December 31, 2015 which is included in amortization of deferred debt discount on the consolidated statements of operations.

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

The funds were used to purchase and/or open Vape Stores similar to those operated by the Company. In connection with the completion of the Merger on March 4, 2015, Emagine became a wholly-owned subsidiary of the Company, and the debt was assumed by the Company. On August 3, 2015, the Secured Line of Credit Agreement was repaid in full, including $1,000,000 in principal and $80,548 interest. During the year ended December 31, 2015 and 2014, the Company recorded $60,285 and $20,263 of interest expense, respectively.

$1,250,000 Senior Convertible Notes Payable to Related Parties

On November 14, 2014, the Company entered into securities purchase agreements with certain accredited investors who are also stockholders of Vaporin providing for the sale of $1,250,000 in aggregate principal amount of the Company’s senior convertible notes (the “$1,250,000 Senior Convertible Notes”) and common stock purchase warrants to purchase up to an aggregate of 3,247 shares of the Company’s common stock with an exercise price of $700.00 per share. The $1,250,000 Senior Convertible Notes accrue interest on the outstanding principal at an annual rate of 7% per annum. The principal and accrued interest on the Notes were due and payable on November 14, 2015, the maturity date of the Notes.

The Notes were convertible into shares of the Company’s common stock at any time, in whole or in part, at the option of the holder thereof at a conversion price of $385.00 per share (the “Conversion Price”). The Conversion Price was subject to a customary adjustment upon the occurrence of certain events, including but not limited to stock dividends, stock splits, subsequent rights offerings of the Company, pro rata distributions of the Company, and in connection with a “Fundamental Transaction” (as such term is defined in the securities purchase agreement, which includes, without limitation, mergers, consolidations, a sale of all or substantially all of the assets of the Company, transactions effecting a change in control of the Company and other similar transactions).

In connection with the sale and issuance of the $1,250,000 Senior Convertible Notes, the Company also issued warrants to acquire an aggregate of 3,247 shares of the Company’s common stock. The Warrants are exercisable after 180 days from the date of issuance, or May 14, 2015, until the fifth anniversary of such date of issuance at an exercise price of $700.00 per share (subject to certain customary adjustments upon the occurrence of certain events, including but not limited to stock dividends, stock splits, subsequent rights offerings of the Company, pro rata distributions of the Company, and in connection with a Fundamental Transaction. Palladium Capital Advisors, LLC acted as the exclusive placement agent for the $1,250,000 Senior Convertible Notes and, as compensation therefor, the Company paid Palladium Capital Advisors, LLC a placement agent fee of $62,500, included as part of financing fees described above, and issued to them a common stock warrant to purchase up to 162 shares of our common stock at an initial exercise price of $700.00 per share. The warrant is immediately exercisable and expires on November 14, 2019. The exercise price and number of shares of common stock issuable under the warrant are subject to customary anti-dilutive adjustments for stock splits, stock dividends, recapitalizations and similar transactions. At any time the warrant may be exercised by means of a “cashless exercise” and the Company will not receive any proceeds at such time.

On the date of the issuance of the $1,250,000 Senior Convertible Notes, the Company recorded a debt discount of $1,250,000, of which $701,250 was allocated on a relative fair value basis to the warrants issued and the remaining $548,750 was allocated on a relative fair value basis to the conversion feature embedded within the $1,250,000 Senior Convertible Notes. The debt discount was to be amortized using the effective interest method over the life of the $1,250,000 Senior Convertible Note, as applicable, or until such time that the $1,250,000 Senior Convertible Notes are converted, in full or in part, into shares of common stock of the Company with any unamortized debt discount continuing to be amortized in the event of any partial conversion thereof and any unamortized debt discount being expensed at such time of full conversion thereof.

Between July 31, 2015 and August 3, 2015, the $1,250,000 Senior Convertible Notes were repaid in full, including $1,250,000 in principal and $62,549 of interest, and the Company recorded an extinguishment loss of $548,130. During the years ended December 31, 2015 and 2014, the Company amortized $81,473 and $17,458, respectively, of deferred financing costs associated with the $1,250,000 Senior Convertible Notes. During the years ended December 31, 2015 and 2014, the Company recorded $230,891 and $192,725 of interest expense (inclusive of prepayment premiums) and amortized $729,167 and $156,250 of deferred debt discount, respectively.

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

$1,750,000 Convertible Debenture

On June 25, 2015, the Company received gross proceeds of $1,662,500 in connection with entering into a Securities Purchase Agreement, dated as of June 22, 2015, with certain purchasers in exchange for the issuance of convertible notes with a face value of $1,750,000 (the “Debentures”), interest accrued at 10% per annum and a final maturity date of December 22, 2015 (see Note 12- Relationships and Related Party Transactions – for details on related party purchasers). The $87,500 (or 5%) original issue discount was recorded as a debt discount by the Company on the date the Debentures were issued and $19,542 was amortized using the effective interest method over the life of the Debentures during the year ended December 31, 2015 which is included in amortization of debt discounts on the consolidated statements of operations.

Amounts of principal and accrued interest under the Debentures were convertible into common stock of the Company at a price per share of $175.00. The conversion feature embedded within the Debentures was determined to be a derivative instrument as the exercise price may be lowered if the Company issues securities at a lower price in the future (see Note 9). The aggregate fair value of the embedded conversion feature was $248,359, which was recorded as a derivative liability and a debt discount on the consolidated balance sheet on the date the Debentures were issued. The Company amortized the debt discount using the effective interest method over the life of the Debentures. During the year ended December 31, 2015, the Company recorded $459,144 of interest expense (inclusive of prepayment premiums) and amortized $55,467 of the deferred debt discount.

The Company incurred aggregate cash offering costs associated with the issuance of the Debentures of $196,250. Net proceeds to the Company from sale of the Debentures, after payment of commissions and legal fees of the lead investor, were $1,466,250. For acting as placement agent in the offering of the Debentures, the Company paid Chardan Capital Management, LLC (the “Placement Agent”) a fee equal to 10% of the gross proceeds from the sale of the Debentures, and issued the Placement Agent 1,000 five-year warrants exercisable at $175.00 per share. The value of the warrants granted to the placement agent of $87,779 was recorded as deferred financing costs on the Company’s consolidated balance sheet that was amortized over the term of the Debentures. During the year ended December 31, 2015, the Company amortized $63,430 of deferred financing costs associated with the Debentures.

Between July 31, 2015 and August 4, 2015, the Debentures were paid in full, including $1,750,000 in principal and $459,144 of interest and prepayment premiums, and the Company recorded a $923,275 loss on debt extinguishment.

$1,000,000 Term Loan

On September 23, 2014, the Company entered into a $1,000,000 term loan (the “Term Loan”) with Entrepreneur Growth Capital, LLC (the “Lender”) secured by a promissory note (the “Secured Note”) and a security interest in substantially all of the Company’s assets. Under the Secured Note, the principal amount of the Term Loan was payable in twelve successive monthly installments of $83,333. Term Loan bore interest at 14% per year, payable in arrears. The Company used the proceeds of the Term Loan for general working capital purposes. The Company’s Chief Executive Officer and former executive officers personally guaranteed performance of certain of the Company’s obligations under the Term Agreement. At December 31, 2014, the Company had $750,000 of borrowings outstanding under Term Loan. During the years ended December 31, 2015 and 2014, the Company incurred $45,092 and $24,086, respectively, of interest expense. The Term Loan was repaid on September 1, 2015.

Note 9. STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred Stock

The Company’s amended and restated articles of incorporation authorizes the Company’s Board of Directors to issue up to 1,000,000 shares of “blank check” preferred stock, having a $0.001 par value, in one or more series without stockholder approval. Each such series of preferred stock may have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as determined by the Company’s Board of Directors. See below for details associated with the designation of the 1,000,000 shares of the Series A preferred stock.

Common Stock

On February 1, 2016, the stockholders of the Company approved an amendment to the Company’s amended and restated articles of incorporation to effect the March 8, 2016 Reverse Stock Split, to reduce the par value of the Company’s common stock from $0.001 to $0.0001 and to increase the number of authorized shares of the Company’s common stock from 500,000,000 shares to 5,000,000,000 shares. Each share entitles the holder to one vote. See Note 1 - Organization, Basis of Presentation and Recent Developments for additional details.

Equity Plans

On July 7, 2015, the shareholders approved the 2015 Equity Incentive Plan (the “2015 Plan”), providing for the issuance of up to 14,286 shares of common stock. The 2015 Plan is a broad-based plan and awards granted may be restricted stock, restricted stock units, options and stock appreciation rights. The 2015 Plan had 14,286 shares of common stock available for grant as of December 31, 2015.

The Company’s 2009 Equity Incentive Plan (the “2009 Plan”) was duly adopted by the stockholders on November 24, 2009. The 2009 Plan provides for the granting of incentive stock options to employees, the granting of non-qualified stock options to employees, non-employee directors and consultants, and the granting of restricted stock to employees, non-employee directors and consultants in connection with their retention and/or continued employment by the Company. Options issued under the 2009 Plan generally have a ten-year term and generally become exercisable over a four-year period. Shares subject to awards that expire unexercised or are forfeited or terminated will again become available for issuance under the 2009 Plan. No participant in the 2009 Plan can receive option grants and/or restricted shares for more than 20% of the total shares subject to the 2009 Plan. The 2009 Plan had 4,447 shares of common stock available for grant as of December 31, 2015.

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

Under the terms of the Consulting Agreement, the Company issued to Mr. Kavanaugh 1,143 shares of its common stock, of which 143 shares vested immediately while the remaining 1,000 shares vest in installments of 143 shares per quarterly period beginning on the 90th day following February 3, 2014 and each ensuing quarterly period thereafter so long as the Consulting Agreement has not been terminated and during each quarterly period Knight Global has presented the Company with a minimum of six (6) bona fide opportunities for activities specified in the Consulting Agreement that are intended to increase awareness of the Company’s electronic cigarettes. In addition, during the term of the Consulting Agreement, which is 2 years, and during an 18-month post-termination period, the Company has agreed to pay Knight Global commissions payable in cash equal to 6% of “net sales” (as defined in the Consulting Agreement) of its products to retailers introduced by Knight Global and to retailers with which the Company has existing relationships and with which Knight Global is able, based on its verifiable efforts, to increase net sales of the Company’s products.

The grant date fair value of the common shares issued on February 3, 2014 was $3,080,000 based on closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, on February 3, 2014. On January 24, 2015, the Company and Knight Global mutually agreed to terminate the Consulting Agreement as it was in the best interests of both parties to do so. As a result of such termination, the Company cancelled 429 shares that were not vested that had been previously issued to Mr. Kavanaugh. In addition, on January 24, 2015, the Company received notice from Ryan Kavanaugh, a director of the Company that he had resigned from the Company’s board of directors, effective immediately.

During the years ended December 31, 2015 and 2014, the Company recognized Knight Global stock-based compensation of $1,602,933 and $322,067, respectively, which was included in selling, general and administrative expense.

Compensatory Common Stock Summary

During the years ended December 31, 2015 and 2014, the Company recognized $403,000 and $0 of stock-based compensation associated with other common stock issuances (exclusive of Knight Global).

A summary of compensatory common stock activity for the years ended December 31, 2015 and 2014 is presented below:

		Weighted
		Average
		Issuance Date	Total
	Number of	Fair Value	Issuance Date
	Shares	Per Share	Fair Value
Non-vested, January 1, 2014	-	$-	$-
Granted	1,143	2,695.00	3,080,000
Vested	(572)	2,695.00	(1,540,000)
Forfeited	-	-	-
Non-vested, December 31, 2014	571	$2,695.00	$1,540,000
Granted	6,651	366.84	2,439,736
Vested	(6,365)	419.29	(2,668,736)
Forfeited	(500)	2,362.00	(1,181,000)
Non-vested, December 31, 2015	357	$364.00	$130,000

Private Placement of Common Stock

In connection with the Merger, on March 3, 2015, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors providing for the sale 9,807 shares of the Company’s common stock at a price of $357.00 per share, for aggregate gross proceeds of $3,500,960. The Company also issued five-year Warrants to purchasers of the shares to acquire an aggregate of 7,846 shares of the Company’s common stock with an exercise price of $448.00 per share. The Warrants were deemed to be derivative liabilities due to a potential cash settlement provision which is not in the Company’s control and as a result, the issuance date fair value of $2,494,639 was recorded as a derivative liability. The shares and Warrants were issued and sold through an exempt private securities offering to certain accredited investors. The Company incurred aggregate offering costs of $559,000 in connection with the private placement, of which $350,000 was paid to Palladium Capital Advisors, the Company’s placement agent. The initial Form S-3 was filed on April 17, 2015 and was declared effective by the SEC on June 5, 2015, thus meeting the requirements of the Purchase Agreement.

Shares Issued in Connection with Waiver Agreements

On June 19, 2015, the Company entered into agreements (the “Waivers”), with certain investors in each of its private placement offerings under the Securities Purchase Agreement dated March 3, 2015 (the “2015 Agreement”) and the Securities Purchase Agreement dated November 14, 2014 (the “2014 Agreement,” and with the 2015 Agreement, the “Agreements”). Under the terms of the Waivers, the signatories thereto (the “Prior Investors”) agreed to amend the Agreements and waive or modify certain terms thereunder, including certain restrictions on the completion of subsequent securities offerings by the Company. In exchange, the Company agreed to issue the Prior Investors a total of 9,256 shares of common stock (including 2,029 shares issued to the lead investor under each of the Agreements in its capacity as lead investor) and 8,510 five-year warrants exercisable at $176.75 per share. The grant date fair value of the common stock and warrants issued with the Waivers was $1,328,196 and $1,086,354, respectively, and was recorded in other expenses on the consolidated statement of operations for the year ended December 31, 2015.

The warrants issued in connection with the Waivers were determined to be derivative instruments because (a) their exercise prices may be lowered if the Company issues securities at a lower price in the future; and (b) there is a potential cash settlement provision which is not in the Company’s control (see Note 10). The aggregate fair value of the warrants was $1,086,354 and was recorded as a derivative liability on the consolidated balance sheet on the date the warrants were issued. The Waivers also resulted in the equity warrants issued pursuant to the 2014 Agreement having their exercise priced adjusted from $700.00 to $77.00 per share.  The Company recognized a 2015 charge of $36,432 for the incremental value of the modified warrants as compared to the original warrants.

In the event that, prior to November 14, 2015, the Company issued shares of common stock, or securities convertible into common stock, at an effective price per share of less than $189.00, the Prior Investors were entitled to the issuance of additional shares (the “Additional Shares”), the exact amount of which depended on the effective price per share of such subsequent issuance. The Company could not issue any Additional Shares of common stock requiring shareholder approval under the Rules of the Nasdaq Stock Market without receipt of such approval.

Subsequently the Company issued shares of common stock in connection with a registered public offering on July 29, 2015. This effectively triggered the need to issue Additional Shares that have been calculated by the Company as 37,098 common shares. Pursuant to the Rules of the Nasdaq Stock Market, the Company needed to seek shareholder approval before issuing 25,696 these shares and such approval was obtained on October 16, 2015. The Company recognized a 2015 charge of $1,297,081 in connection with the issuance of the Additional Shares.

Series A Unit Public Offering

On July 29, 2015, the Company closed a public offering of 3,761,657 Units at $11.00 per Unit for gross proceeds of approximately $41.4 million and net proceeds of approximately $38.7 million. Each Unit consists of one-fourth of a share of Series A preferred stock and 0.2857 Series A warrants. Each one-fourth of a share of Series A preferred stock will be convertible into 0.1429 shares of common stock and each Series A warrant will be exercisable into one share of common stock at an exercise price of $86.80 per share.

The Units will automatically separate into 13,434 of Series A preferred stock and Series A warrants on January 23, 2016 and become convertible and exercisable, respectively, provided that the Units will separate earlier if at any time after August 24, 2015, the closing price of Vapor’s common stock is greater than $173.60 per share for 10 consecutive trading days, the Units are delisted, or the Series A warrants are exercised for cash.

The Series A preferred stock (a) ranks equal to the common stock on an as converted basis with regard to the payment of dividends or upon liquidation; (b) automatically converts into 0.5714 shares of common stock upon the consummation of a Fundamental Transaction, as defined; (c) has no voting rights, except related to the amendment of the terms of the Series A preferred stock; and (d) has conversion limits whereby the holder may not beneficially own in excess of 4.99% of the common stock.

The Series A warrants were determined to be derivative liabilities because there is a potential cash settlement provision which isn’t under the Company’s control (see Note 10). Utilizing a Monte Carlo valuation method, the issuance date value of the Series A warrant liabilities was calculated to be $79.4 million. Since the value of the Series A warrant liabilities exceeded the gross proceeds from the public offering, the Company recorded a $38.1 million deemed dividend on the preferred stock. Each Series A warrant may be exercised on a cashless basis for the Black Scholes value defined in the warrant agreement. The number of shares common stock the Company will issue in connection with the exercise of the Series A warrants is primarily based on the closing bid price of the common stock two days prior to the date of the exercise. If (a) all of the warrants were exercised simultaneously when the Company’s common stock traded below a certain price per share, or (b) the Company does not continue to meet certain Equity Conditions (as defined), the Company may not have sufficient authorized common stock and could be required to use cash to pay warrant holders.

In connection with the closing of this offering, the Company incurred $4,779,003 of issuance costs, including cash underwriting fees of $2,722,687, other cash costs of approximately $503,898, and the issuance date value of $1,552,418 (utilizing the Black-Scholes-Merton valuation model) of the underwriter’s Series A unit purchase option, which gives the underwriter the option to purchase 188,083 units (5% of those sold in the public offering) at an exercise price of $13.75 per unit until the five-year anniversary of the closing of the public offering. All of the issuance costs were allocated to the Series A warrant liabilities because no carrying value was attributed to the Series A preferred stock and, as a result, the issuance costs were expensed immediately.

In connection with the closing of this offering, on August 3, 2015, the Company paid Chardan Capital Markets, LLC (“Chardan”) $500,000 in satisfaction of an agreement between Chardan and the Company pursuant to which Chardan waived certain rights to participate in the public offering that were granted to Chardan under its previous agreements with the Company. The $500,000 cost was recorded in other expenses on the consolidated statement of operations for the year ended December 31, 2015.

Warrants

A summary of warrant activity for the years ended December 31, 2015 and 2014 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term (Yrs.)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	617	$1,130.50
Warrants granted	3,410	700.00
Warrants exercised	(552)	1,155.00
Warrants forfeited or expired	-	-
Outstanding at December 31, 2014	3,475	$704.17
Warrants granted	1,092,115	90.18
Warrants exercised	-	-
Warrants assumed in Merger	709	1835.58
Warrants forfeited or expired	-	-

Outstanding at December 31, 2015	1,096,299	$88.20	4.6	$-

Exercisable at December 31, 2015	1,096,299	$88.20	4.6	$-

On October 16, 2015, in connection with the Waivers, warrants to purchase an aggregate of 20,602 shares of common stock (17,355 shares classified as derivative liabilities and 3,247 shares classified as equity as of December 31, 2015) with exercise prices ranging from $175.00 to $700.00 per share had their exercise prices reduced to $77.00 per share. As a result, the Company recorded a warrant modification charge of $36,432 during the year ended December 31, 2015, which represents the incremental fair value of the modified equity warrants as compared to the original equity warrants. The resulting impact to the warrants classified as derivative liabilities is included within non-cash change in fair value of derivatives during the year ended December 31, 2015 in the consolidated statement of operations.

The following table presents additional information related to warrants as of December 31, 2015:

	Warrants Outstanding		Warrants Exercisable
	Weighted		Weighted	Weighted Average
Range of	Average	Outstanding	Average	Remaining	Exercisable
Exercise	Exercise	Number of	Exercise	Life	Number of
Price	Price	Warrants	Price	In Years	Warrants

$77.00 - $149.99	$86.62	1,095,628	$86.62	4.6	1,095,628
$150.00 - $349.99	175.00	173	175.00	3.2	173
$35..00 - $699.99	378.83	31	378.83	1.5	31
$700.00 - $1799.99	760.43	186	760.43	3.6	186
$1800.00 - $4,633.68	4,516.40	281	4,516.58	1.9	281
		1,096,299		4.6	1,096,299

Stock-Based Compensation

Stock Options

The fair value of employee stock options was estimated using the following Black-Scholes assumptions:

	For the Year Ended December 31,
	2015	2014

Expected term (years)	N/A	5-7 Years
Risk free interest rate	N/A	1.57% - 1.72%
Dividend yield	N/A	0%
Volatility	N/A	27 – 31%

A summary of option activity under the 2009 Equity Incentive Plan and Non Plan during the years ended December 31, 2015 and 2014 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Term (Yrs.)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	3,199	$198.42
Options granted	720	490.00
Options exercised	(15)	70.00
Options forfeited or expired	(64)	107.80
Outstanding at December 31, 2014	3,840	$255.05
Options granted	-	-
Options replaced in the Merger	57	393.00
Options exercised	-	-
Options forfeited or expired	(3,339)	230.93
Outstanding at December 31, 2015	558	$145.46	6.0	$-
Exercisable at December 31, 2015	465	$140.91	5.8	$-

The following table presents additional information related to options as of December 31, 2015:

	Options Outstanding		Options Exercisable
	Weighted		Weighted	Weighted Average
Range of	Average	Outstanding	Average	Remaining	Exercisable
Exercise	Exercise	Number of	Exercise	Life	Number of
Price	Price	Options	Price	In Years	Options

$70.00 - $86.99	$74.41	305	$74.41	6.3	249
$87.00 - $139.99	110.70	121	110.70	5.4	121
$140.00 - $599.99	258.30	105	258.30	6.0	68
$600.00- $674.10	674.10	27	674.10	1.8	27
		558		0.9	465

During the years ended December 31, 2015 and 2014, the Company recognized stock-based compensation expense of $288 and $163,646, respectively, in connection with the amortization of stock option expense. Stock-based compensation expense is included as part of selling, general and administrative expense in the accompanying consolidated statements of operations. The weighted average grant date fair value of options granted during the year ended December 31, 2014 was $687.10 per share. There were no options granted during the year ended December 31, 2015.

At December 31, 2015, the amount of unamortized stock-based compensation expense on unvested stock options granted to employees, directors and consultants was $35,000 which will be amortized over 1.3 years.

Loss per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon (a) the exercise of stock options (using the treasury stock method); (b) the vesting of restricted stock units; (c) the conversion of Series A convertible preferred stock; (d) the exercise of warrants (using the if-converted method), and (e) convertible notes payable. Diluted loss per share excludes the potential common shares, as their effect is antidilutive. The following table summarizes the Company’s securities that have been excluded from the calculation of basic and dilutive loss per share as there effect would be anti-dilutive:

	December 31,
	2015	2014

Restricted stock units	357	571
Stock options	558	3,840
Series A convertible preferred stock	537,380	-
Senior convertible notes payable	-	3,247
Warrants	1,096,299	3,475
Total	1,634,594	11,133

Note 10. FAIR VALUE MEASUREMENTS

The fair value framework under the FASB’s guidance requires the categorization of assets and liabilities into three levels based upon the assumptions used to measure the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3, if applicable, would generally require significant management judgment. The three levels for categorizing assets and liabilities under the fair value measurement requirements are as follows:

●	Level 1: Fair value measurement of the asset or liability using observable inputs such as quoted prices in active markets for identical assets or liabilities;

●	Level 2: Fair value measurement of the asset or liability using inputs other than quoted prices that are observable for the applicable asset or liability, either directly or indirectly, such as quoted prices for similar (as opposed to identical) assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

●	Level 3: Fair value measurement of the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.

The following table summarizes the liabilities measured at fair value on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
LIABILITIES:

Warrant liabilities	$-	$-	$41,089,580	$41,089,580
Total derivative liabilities	$-	$-	$41,089,580	$41,089,580

The following table summarizes the liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Warrant liabilities	$-	$-	$-	$-
Total derivative liabilities	$-	$-	$-	$-

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

The Company deems financial instruments to be derivative instruments if they (a) do not have fixed settlement provisions; or (b) have potential cash settlement provisions which are not within the Company’s control. The embedded conversion feature within the Debentures (see Note 8) and the common stock purchase warrants (a) reissued by the Company in connection with the Merger; (b) issued in connection with the March 3, 2015 financing (see Note 9); (c) granted in connection with the Waivers (see Note 9); and (d) issued in connection with the underwritten offering (see Note 9); have all been deemed to be derivative liabilities. In accordance with FASB ASC Topic No. 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Stock”, the embedded conversion options and the warrants were accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. In accordance with ASC 815, the Company has bifurcated the conversion feature of the convertible Debentures and warrant derivative instruments and recorded derivative liabilities on their issuance date. The Company used a Monte Carlo model and a Binomial Lattice model to value the derivative liabilities. These derivative liabilities are then revalued on each reporting date.

The Company’s derivative liabilities are carried at fair value and were classified as Level 3 in the fair value hierarchy due to the use of unobservable inputs.

The following tables summarizes the values of certain assumptions used by the Company’s custom models to estimate the fair value of the embedded conversion options and warrant liabilities during the year ended December 31, 2015:

	2015
	July 31,	July 29,	June 25,	March 3,
Stock price	$60.90	$70.00	$119.00	$385.00
Strike price	$175.00	$86.80	$176.75	$448.00
Remaining term (years)	0.40	5.00	5.00	5.00
Volatility	107%	107%	108%	115%
Risk-free rate	0.12%	1.62%	1.70%	1.61%
Dividend yield	0.0%	0.0%	0.0%	0.0%

December 31, 2015
Stock price	$37.80
Strike price	$77.00 - $448.00
Remaining term (years)	4.17 - 4.58
Volatility	128%
Risk-free rate	1.76%
Dividend yield	0.0%

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the Year Ended December 31, 2015
Beginning balance	$-
Issuance of Series A warrant liabilities	79,445,308
Issuance of other warrant liabilities and conversion options	3,878,990
Warrants issued in connection with the Waivers	(13,300)
Change in fair value of derivative liabilities	(42,221,418)
Ending balance	$41,089,580

Note 11. INCOME TAXES

The income tax provision (benefit) consists of the following:

	For the Year Ended December 31,
	2015	2014

Current
Federal	$-	$-
State and Local	1,547	-
	1,547	-
Deferred:
Federal	(8,221,642)	(4,337,272)
State and local	(418,849)	(463,060)
	(8,640,491)	(4,800,332)
Change in valuation allowance	8,638,944	5,567,665

Income tax provision	$-	$767,333

The following is a reconciliation of the expected tax expense (benefit) on the U.S. statutory rate to the actual tax expense (benefit) reflected in the accompanying statement of operations:

	For the Year Ended December 31,
	2015		2014

U.S. federal statutory rate	(34.00%)		(34.00%)
State and local taxes, net of federal benefit	(17.11%)		(2.98%)
Stock issuance costs and waiver compensation	157.21%		-
Change in fair value of derivatives	(797.18%)		-
Impairment of goodwill and intangibles	272.93%		-
Other permanent differences	3.98%		0.29%
Change in tax rate	26.02%		-
True-up	6.11%		-
Vaporin deferred tax assets	(214.17%)		-
Intangible assets	41.28%		-
Stock compensation	11.74%		-
Other	(4.55%	)	-
Change in valuation allowance	479.74%		42.55%
Income tax benefit	0.00%		5.86%

 As of December 31, 2015 and 2014, the Company’s deferred tax assets and liabilities consisted of the effects of temporary differences attributable to the following:

	For the Year Ended December 31,
	2015	2014

Deferred Tax Assets
Net operating loss carryforward	$13,545,635	$4,556,515
Stock based compensation	149,794	507,864
Alternative minimum tax credit carry forward	15,336	15,336
Reserves and allowances	28,241	263,609
Inventory	94,542	269,865
Accrued expenses and deferred income	771,803	53,442
Severance	-	27,555
Charitable contributions	1,409	1,260
Net book value of fixed assets	5,533	-
Total current deferred tax assets	14,612,293	5,695,446

Deferred Tax Liabilities
Net book value of intangible assets	(272,258)	-
Goodwill	(5,645)	-
Total deferred tax liabilities	(277,903)	-

Net deferred tax assets	14,334,390	5,695,446
Valuation allowance	(14,334,390)	(5,695,446)

Net deferred tax asset	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the positive and negative evidence available, management has determined that a valuation allowance of $14,334,390 and $5,695,446 are required at December 31, 2015 and 2014, respectively, to reduce the deferred tax assets to amounts that are more likely than not to be realized. Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax assets may be necessary.

At December 31, 2015, the Company had U.S. federal and state net operating loss carryforwards (“NOLS”) of $37,520,198 and $21,162,923, respectively. At December 31, 2014 the Company had U.S. federal and state NOLS of $12,214,479 and $7,338,032, respectively. These NOLs expire beginning in 2030. Utilization of our NOLS may be subject to an annual limitation under section 382 and similar state provisions of the Internal Revenue Code due to changes of ownership that may have occurred or that could occur in the future, as defined under the regulations.

As required by the provisions of ASC 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of NOL or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise's potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

If applicable, interest costs and penalties related to unrecognized tax benefits are required to be calculated and would be classified as interest and penalties in general and administrative expense in the statement of operations. As of December 31, 2015 and 2014, no liability for unrecognized tax benefit was required to be reported. No interest or penalties were recorded during the years ended December 31, 2015 and 2014. The Company does not expect any significant changes in its unrecognized tax benefits in the next year. The Company files U.S. federal and Alabama, California, Florida, Georgia, Idaho, Maryland, New Jersey, Tennessee, Texas, and Wisconsin state income tax returns. As of December 31, 2015, the Company’s U.S. and state tax returns remain subject to examination by tax authorities beginning with the tax year ended December 31, 2012.

Note 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

As of June 22, 2015, Mr. Michael Brauser, the father of the Company’s President, loaned the Company $400,000, through a company he jointly manages, on identical terms as other investors in the offering (see Note 8- Notes Payable and Receivable $1,750,000 Convertible Debentures). The Debentures: (i) mature December 22, 2015, (ii) accrue interest at 10% per year, (iii) are convertible into common stock at $175.00 per share and (iv) are secured by a second lien on substantially all of the Company’s assets. The Debentures, accrued interest, and prepayment penalties were repaid on July 31, 2015. The company Mr. Brauser jointly manages, received $104,932 of aggregated prepayment penalties and interest.

In November 2014 and March 2015, the Company had engaged in two private placements each of which precluded the Company from using capital or otherwise issuing shares of common stock or common stock equivalents below $700.00 and $357.00, respectively. In order to raise further capital in the June 2015 private placement, the Company was required to enter into agreements with prior investors (including Mr. Michael Brauser and Alpha Capital Anstalt, a then 5% holder) modifying these covenants. In connection with these modifications, Mr. Brauser received 894 shares of common stock and 1,053 warrants, a company which Mr. Brauser (the father of the Company’s President) jointly manages received 80 shares and 94 warrants and another company, Alpha Capital Anstalt, which acted as the lead investor in the November 2014 and March 2015 private placements, received 3,757 shares of common stock and 2,035 warrants, at an aggregate cost of approximately $59,600 to the Company.

The Company issued shares of common stock in connection with a registered public offering on July 29, 2015. This effectively triggered the need to issue additional shares under the agreements with prior investors (including Mr. Michael Brauser and Alpha Capital Anstalt). Pursuant to the Rules of the Nasdaq Stock Market, the Company needed to seek stockholder approval before issuing a number of these Waiver shares and such approval was obtained on October 16, 2015. On August 18, 2015 and November 10, 2015, the Company issued shares of common stock to certain investors under Waiver agreements. Mr. Brauser received 3,848 of common stock, a company which Mr. Brauser jointly manages received 342 shares and another company, Alpha Capital Anstalt, which acted as the lead investor in the November 2014 and March 2015 private placements, received 9,620 shares of common stock, at an aggregate cost of approximately $504,000 to the Company.

On March 27, 2015, Harlan Press notified the Company of his intention to resign from the Company, effective April 10, 2015. Mr. Press previously served as Chief Financial Officer of the Company. In connection with the Company’s previously disclosed merger with Vaporin, Inc. in March 2015, Mr. Press was appointed Vice-President of Finance of the Company. Mr. Press received severance compensation and accrued vacation in accordance with his employment agreement in the total amount of $159,810, which is divided into equal weekly payments that ended on January 29, 2016. As of December 31, 2015, $17,503 of accrued severance is included in accrued expenses on the consolidated balance sheet.

During 2015, the Company purchases, at rates comparable to market rates, e-liquids sold in its retail stores and wholesale operations, respectively from Liquid Science, Inc., a company in which Jeffrey Holman (the Company’s Chief Executive Officer), Gregory Brauser (the Company’s President) and Michael Brauser each have a 15% beneficial ownership interest. During 2015, the Company made approximately 56% of its purchases of e-liquid from Liquid Science for its retail stores, which purchases equaled $260,609 in the aggregate. During 2015, the Company made approximately 39% of its purchases of e-liquid from Liquid Science for its wholesale and online operations, which purchases equaled $182,513 in the aggregate. The Company did not make any purchases from Liquid Science during 2014.

On August 13, 2015, the Company entered into consulting agreements with each of GRQ Consultants, Inc. and Grander Holdings, Inc. GRQ Consultants, Inc. will primarily focus on investor relations and presenting the Company and its business plans, strategy and personnel to the financial community. Grander Holdings, Inc. will primarily assist the Company in further developing and executing its acquisitions strategy, focusing on the Company’s “The Vape Store” properties. Mr. Michael Brauser is the Chief Executive Officer of Grander Holdings, Inc. Pursuant to the agreements, each consultant received an initial fee of $50,000, payable immediately, and $20,000 monthly throughout the 12-month term of each agreement. The Company made payments of $130,000 each to Grander Holdings, Inc. and GRQ Consultants, Inc. during the year ended December 31, 2015. The consulting agreements with Grander Holdings, Inc. and GRQ Consultants were terminated effective February 29, 2016.

Note 13. CAPITAL LEASE OBLIGATIONS

On October 1, 2014, the Company entered into a capital lease obligation in connection with the acquisition of equipment software and licenses for its retail kiosk locations in the principal amount of $179,359. Annual interest on the capital lease obligation is 15.8% and borrowings are to be repaid over 36 months maturing on October 17, 2017. During the year ended December 31, 2015, the Company incurred interest expense associated with the capital lease obligation of $14,614. A portion of the retail kiosk equipment was returned to the vendor, the capital lease obligation was adjusted, and the net book value of the equipment and software licenses was written off at a loss of $124,555 for the year ended December 31, 2015. Depreciation expense of $44,840 was incurred during the year ended December 31, 2015 for equipment held under capital lease obligations.

Future minimum lease payments under non-cancelable capital leases that have initial or remaining terms in excess of one year at December 31, 2015 are due as follows:

Capital Lease
2016	$75,485
2017	62,904
Total	138,389
Amount representing interest payments	(18,946)
Present value of future minimum payments	119,443
Capital lease obligation, current portion	(60,871)
Capital lease obligation, long term portion	$58,572

Note 14. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its Florida office and warehouse facilities under a month to month lease. The lease provides for annual rental payments of $150,000 per year.

During the year ended December 31, 2014, the Company entered into nine (9) real estate leases for eight (8) new retail kiosks and one (1) new retail store.

The kiosks opened during the fourth quarter of 2014. The kiosks were located in malls in Florida, Maryland, New Jersey and Texas. During the year ended December 31, 2015, the Company closed all eight kiosks. The Company settled the lease commitment with the landlord on all eight leases with payments totaling $229,536. The landlords also kept the deposits on these leases in the amount of $23,500. These amounts were recorded in selling, general and administrative expenses for a total amount of $265,627 during the year ended December 31, 2015.

During the year ended December 31, 2015, the Company settled the lease commitment with the landlord of the retail store located in Ft. Lauderdale, FL. with a single payment of $45,000. The landlord also kept the deposit on this leases in the amount of $8,309. Therefore, the Company incurred lease costs in the total amount of $53,309 included in selling, general and administrative expenses, during the year ended December 31, 2015.

Through the Merger which occurred on March 4, 2015 the Company acquired additional lease commitments which included one Florida office space and eight retail stores. Consistent with the Company’s retail expansion, twelve retail store leases were also executed in the year ended December 31, 2015. The Florida office lease was terminated during 2015.

Future minimum lease payments under non-cancelable operating leases that have initial or remaining terms in excess of one year at December 31, 2015 are due as follows:

2016	$357,861
2017	251,394
2018	86,499
2019	39,847
2020	23,244
Thereafter	-
Total	$758,845

Rent expense for the year ended December 31, 2015 and 2014 was $807,857 and $307,110, respectively, is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

Employment Agreements

On September 10, 2015, the Board of Directors approved the decision to replace Mr. James Martin, the Company’s former Chief Financial Officer, with Ms. Gina Hicks. Mr. Martin received severance compensation and accrued vacation in the total amount of $87,500, which is divided into equal weekly payments that end on March 11, 2016. As of December 31, 2015, $33,642 of accrued severance is included in accrued expenses on the consolidated balance sheet.

On August 10, 2015, the Company entered into three-year Employment Agreements with Jeffrey Holman, the Company’s Chief Executive Officer, and Gregory Brauser, the Company’s President. Each of the Employment Agreements provide for an annual base salary of $300,000 and a target bonus in an amount ranging from 20% to 200% of their base salaries subject to the Company meeting certain adjusted earnings before interest, taxes depreciation and amortization (“Adjusted EBITDA”) performance milestones. Adjusted EBITDA is defined in the Employment Agreements as earnings (loss) from continuing operations before interest expense, income taxes, collateral valuation adjustment, bad debt expense, one-time expenses, depreciation and amortization and amortization of stock compensation or Adjusted EBITDA defined in any filing of the Company with the SEC subsequent to the date of the Employment Agreements. Additionally, the Company approved an immediate bonus of $100,000 to each of Mr. Holman and Mr. Brauser. Messrs. Holman and Brauser are also entitled to receive severance payments, including 2 years of their then base salary and other benefits in the event of a change of control, termination by the Company without cause, termination for good reason by the executive or non-renewal by the Company.

Effective April 25, 2014, Kevin Frija resigned as the Company’s Chief Executive Officer and the Company’s Board of Directors appointed the Company’s President and incumbent member of the Board, Jeffrey Holman, as the Company’s new Chief Executive Officer. In connection with Mr. Frija’s resignation as Chief Executive Officer, the Board approved severance payments to Mr. Frija in an aggregate amount equal to one year of base salary at the rate of $159,000 per annum payable in installments in accordance with the Company’s normal payroll schedule conditioned upon his execution and delivery of a general release to the Company, and his compliance with the non-solicitation, confidentiality and non-competition covenants of his Employment Agreement dated February 27, 2012 with the Company until April 24, 2015 in certain respects and indefinitely in other respects. During the year ended December 31, 2014 the Company accrued severance expense in the amount of $167,003, which is included as part of the selling, general and administrative expenses in accompanying consolidated statements of operations in connection with Mr. Frija’s resignation. During the year ended December 31, 2015 and 2014 $77,028 and $89,925 was paid, respectively. Expenses in accompanying consolidated balance sheets.

Termination of Asset Purchase Agreement with International Vapor Group, Inc.

On May 14, 2014, the Company and the Company’s wholly-owned subsidiary IVGI Acquisition, Inc., a Delaware corporation (the “Buyer”) entered into the Asset Purchase Agreement with International Vapor Group, Inc. (“IVG”) pursuant to which the Company was to purchase the business of IVG by acquiring substantially all of the assets and assuming certain of the liabilities of IVG in an asset purchase transaction. On July 25, 2014, the Company, the Buyer and David Epstein, David Herrera and Nicolas Molina (the Sellers’), entered into a First Amendment to Asset Purchase Agreement (the “First Amendment”). In connection with the First Amendment, the Company entered into a Secured Promissory Note whereby it loaned IVG $500,000 for working capital purposes. The secured promissory note accrued interest at a rate of 8% per year and was due at the earlier of (a) six months after the date of the termination of the Asset Purchase Agreement or the date the asset purchase closed. During the year ended December 31, 2014, the Company recognized interest income of $17,095 relating to this loan receivable.

On August 26, 2014, the Company, the Buyer, and the Sellers, entered into a Termination Letter, pursuant to which the parties mutually terminated their previously announced Asset Purchase Agreement entered into on May 14, 2014 and amended on July 25, 2014. The Company and the Sellers mutually terminated the Asset Purchase Agreement because the parties could not agree upon certain operational and financial matters pertaining to the post-closing integration of the Sellers’ business operations.

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of our business.

Fontem Matters

On June 22, 2012, Ruyan Investment (Holding) Limited (“Ruyan”) filed a lawsuit against the Company alleging infringement of U.S. Patent No. 8,156,944 (the “944 Patent”). Ruyan also filed separate cases for patent infringement against nine other defendants asserting infringement of the 944 Patent. Ruyan’s second lawsuit against the Company known as Ruyan Investment (Holdings) Limited vs. Vapor Corp. CV-12-5466 is pending in the United States District Court for the Central District of California. All of these lawsuits were consolidated for discovery and pre-trial purposes.

On February 25, 2013, Ruyan’s second patent infringement lawsuit against the Company as well as all of the other consolidated lawsuits were stayed as a result of the Court granting a stay in one of the consolidated lawsuits. The Court granted the motion to stay Ruyan’s separate lawsuits against the Company and the other defendants based on the filing of a request for inter partes reexamination of the 944 Patent at the United States Patent and Trademark Office.

All reexamination proceedings of the 944 Patent had stayed by the United States Patent and Trademark Office Patent Trial and Appeal Board pending its approval of one or more of them. On March 5, 2014, Fontem Ventures, B.V. and Fontem Holdings 1 B.V. (the successors to Ruyan) filed a complaint against the Company alleging infringement of U.S. Patent No. 8,365,742, entitled “Aerosol Electronic Cigarette”, U.S. Patent No. 8,375,957, entitled “Electronic Cigarette”, U.S. Patent No. 8,393,331, entitled “Aerosol Electronic Cigarette” and U.S. Patent No. 8,490,628, entitled “Electronic Atomization Cigarette. On April 8, 2014, plaintiffs amended their complaint to add U.S. Patent No. 8,689,805, entitled “Electronic Cigarette.” The products accused of infringement by the plaintiff are various Krave, Fifty-one and Hookah Stix products and parts. Eight other companies were also sued in separate lawsuits alleging infringement of one or more of the patents listed above. The Company filed its Answer and Counterclaims on May 1, 2014.

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

On December 2, 2014, Fontem Ventures B.V. and Fontem Holdings 1 B.V. filed a complaint against the Company in the U.S. District Court for the Central District of California, captioned Fontem Ventures B.V., et al. v. Vapor Corp., No. 14-cv-09267. The Complaint alleges infringement by the plaintiffs against the Company relating to various Krave, Vapor X and Fifty-One products and parts. Fontem amended its complaint on December 16, 2014, to allege infringement of United States Patent No. 8,910,641, entitled “Electronic Cigarette” against the same products. On January 15, 2015, the Company filed its Answer and Counterclaims. Fontem, by way of its expert, sought $1,982,504 in monetary damages for alleged past infringement. All of the above referenced cases filed by Fontem were consolidated.

Effective December 16, 2015, the Company entered into a confidential Settlement Agreement and a non-exclusive royalty-bearing confidential Global License Agreement (“License Agreement”) with Fontem Ventures B.V. (“Fontem”) resulting in the dismissal of all of the aforementioned patent infringement cases by Fontem against the Company. The estimated settlement fee of approximately $1.7 million was included in selling, general and administrative expenses and in accrued expense at December 31, 2015. On January 15, 2016, the Company made a payment of $1.7 million under the terms of the Settlement and License Agreements. In connection with the License Agreement, Fontem granted the Company a non-exclusive license to certain of its products. As consideration, the Company will make quarterly license and royalty payments to Fontem based on the sale of qualifying products as defined in the License Agreement. The term of the License Agreement will continue until all of the patents on the products subject to the agreement are no longer enforceable.

California Center for Environment Health Matters

On June 22, 2015, the Center for Environment Health, as plaintiff, filed suit against a number of defendants including Vapor Corp., its wholly-owned subsidiary, the Vape Store, Inc., Vaporin and another wholly-owned subsidiary, Vaporin Florida, Inc. The lawsuit was filed in the Superior Court of the State of California, County of Alameda. The suit seeks relief under California Proposition 65 which makes it unlawful for businesses to knowingly and intentionally expose individuals in California to chemicals known to cause birth defects or other harm without providing clear and reasonable warnings. All of the defendants are alleged to have sold products containing significant quantities of nicotine without warnings in violation of Proposition 65. The plaintiff is seeking a civil penalty against these defendants in the amount of $2,500 per day for each violation of Proposition 65, together with attorneys’ fees and costs. On April 6, 2016, the Company and the plaintiff entered into a settlement agreement, which required the Company to (1) make a payment of $45,000 and (2) comply with enhanced product labeling requirements within a set implementation period as defined in the consent judgment. The settlement cost was included in selling, general and administrative expenses and accrued expenses at December 31, 2015.

On March 2, 2016, Hudson Bay Master Fund Ltd., filed a complaint against the Company in the Supreme Court of the State of New York, County of New York, captioned Hudson Bay Master Fund Ltd. versus Vapor Corp., Index No. 651094/2016.  The Complaint alleges that the Company failed to timely exercise its Series A Warrants delivered by the plaintiff and seeks damages of $339,810.  The Company intends to file an answer to dispute these claims and has not recorded a loss for this matter.

Future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s consolidated financial position, liquidity or results of operations in any future reporting periods.

Purchase Commitments

At December 31, 2015 and December 31, 2014, the Company had vendor deposits of $310,936 and $319,563, respectively, and vendor deposits are included as a component of prepaid expenses and vendor deposits on the consolidated balance sheets included herewith.

NOTE 15. SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the accompanying consolidated financial statements other than those set forth below.

On January 4, 2016, the Company issued an aggregate 214 shares of common stock to two employees and a consultant as compensation for services rendered to the Company.

On January 25, 2016, the Units in the July 2015 offering automatically separated into one-fourth of a share of Series A Convertible Preferred Stock and Series A Warrants. Each one-fourth share of Series A Convertible Preferred Stock may be converted into 0.1429 shares of Vapor common stock by the holder. From January 25, 2016 through April 6, 2016, 12,594 shares of Series A Convertible Preferred Stock have been converted and the Company has issued 503,799 shares of its common stock to settle these conversions. In addition, 43,100 Series A Warrants have been exercised through the cashless exercise provision in the Series A Warrant resulting in the issuance of 64.3 million shares of the Company’s common stock. As of the close of business April 6, 2016, there are 64,932,483 shares of the Company’s common stock issued and outstanding.

As of April 6, 2016, there were approximately 838 shares of Series A Convertible preferred stock, 1,031,670 Series A warrants outstanding. At April 6, 2016, the Company has approximately 4.94 billion shares of common stock available for future issuances. If all of the remaining 1,031,670 Series A Warrants were exercised pursuant to a cashless exercise and the closing bid price of our common stock as of the two trading days prior to the time of such exercise was $0.0037 per share and the Black Scholes Value of $75.7567 (the Black Scholes Value as of April 6, 2016), then a total of approximately 22.4 billion shares of our common stock would be issued to the holders of such Series A Warrants. If a sufficient number of shares of common stock are not available for issuance upon exercise of any Series A Warrants or if the Company fails to meet certain conditions set forth in the Series A Warrants, the Company may be required to elect to make cash payments to satisfy its obligations pursuant to the Series A Warrants.

On January 22, 2016, the Company received a letter from the Listing Qualifications Staff (the “Staff”) of The NASDAQ Stock Market LLC (“Nasdaq”) indicating that the Staff had determined to delist the Company’s securities based upon its concerns that the Company’s continued listing on Nasdaq, particularly pursuant to a grace period within which to regain compliance with the $1.00 bid price requirement set forth in Nasdaq Listing Rule 5450, is no longer in the public interest as that concept is described in Nasdaq Listing Rule 5110. Specifically, the Staff indicated that, given the potential for dilution of the Company’s stockholders that may be caused by the cashless exercise provision of the Company’s Series A warrants, the Staff believes that the grace period provided to the Company to regain compliance with the $1.00 bid price requirement is no longer warranted. Previously on September 14, 2015, the Staff had notified the Company that, based upon its non-compliance with the minimum $1.00 bid price requirement for the prior 30 consecutive business days, the Company – in accordance with the Nasdaq Listing Rules – had been provided a grace period, through March 14, 2016, to regain compliance with the minimum bid price requirement. On the afternoon of February 11, 2016, the Company was notified by Nasdaq that trading of the Company’s common stock would be halted.

After evaluating retail store operations, management decided to close one of its Atlanta area retail stores on February15, 2016. At the date of the store closing, the Company had a $12,600 obligation under the store lease.

On February 16, 2016, the “Company notified the Staff of Nasdaq that it was withdrawing its request to the Nasdaq Listing Qualifications Panel (the “Panel”) for an appeal of the delisting determination made by the Staff on January 22, 2016. As a result, the Company’s shares of common stock were suspended from The Nasdaq Capital Market at the opening of business on Wednesday, February 17, 2016. Nasdaq filed a Form 25 Notification of Delisting with the Securities Exchange Commission relating to the delisting of the Company’s common stock. The official delisting of the Company’s common stock became effective ten days thereafter. Upon the delisting from Nasdaq, the Company no longer met the “Equity Conditions” required to issue Company common stock to fulfill a cashless exercise pursuant to Section 1(d) of its Series A Warrants.

On February 17, 2016, certain holders (each, a “Holder”) of the Company’s Series A Warrants entered into standstill agreements with the Company (each, a “Standstill Agreement”), pursuant to which, among other things, each Holder agreed not to exercise their Series A Warrants pursuant to the “cashless exercise” provisions of the Series A Warrants prior to April 15, 2016, in whole or in part, which period may be extended in certain circumstances. These circumstances include the Company being delayed beyond April 15, 2016 in meeting the requirements for listing or quotation on the OTCQX or the OTCQB. The Standstill Agreements may be amended by Holders owning a majority of the issued and outstanding Series A Warrants executing the Standstill Agreements. On March 16, 2016, the Series A Warrant Standstill Agreements were amended and restated to extend indefinitely the exercise restriction on the Series A Warrants. Pursuant to the terms of the Amended Standstill Agreements, on any given trading day that a holder of the Series A Warrant wishes to exercise its Series A Warrants, such Holder has agreed that it will not exercise its Series A Warrant into a number of shares of common stock in excess of its pro-rata percentage of, in the aggregate among all Holders, 50% of the daily average composite trading volume of the Company’s common stock for the three-trading day period immediately prior to exercise. If a Holder does not exercise its pro-rata portion of its Series A Warrants on a given trading day, the unexercised amounts will not roll over and cumulate with subsequent trading days. More than 85% of the Series A Warrants are subject to the Amended Standstill Agreement.

On March 15, 2016, the Company began trading on the OTCQB Market at the opening of the markets on March 16, 2016 under its temporary symbol, VPCOD. As of March 16, 2016, the Company met the “Equity Conditions” required to issue Company common stock to fulfill a cashless exercise pursuant to Section 1(d) of its Series A Warrants.

On March 21, 2016, the Company held a special meeting and the majority of its stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a ratio between 1-for-10,000 and 1-for-20,000, such ratio to be determined by the Company’s Board. The Board has the discretion to implement the Reverse Stock Split at any time prior to April 15, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 8, 2016.

Vapor Corp.

By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Holman	Principal Executive Officer	April 8, 2016
Jeffrey Holman	and Director

/s/ Gina Hicks	Chief Financial Officer	April 8, 2016
Gina Hicks	(Principal Financial and Accounting Officer)

/s/ Gregory Brauser	Director	April 8, 2016
Gregory Brauser

/s/ William Conway III	Director	April 8, 2016
William Conway III

/s/ Daniel MacLachlan	Director	April 8, 2016
Daniel MacLachlan

49

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

1.1	Form of Underwriting Agreement	S-1	7/10/15	1.1
3.1	Certificate of Incorporation	10-Q	11/16/15	3.1
3.1(a)	Certificate of Amendment to Certificate of Incorporation	S-1	7/10/15	3.2
3.1(b)	Certificate of Amendment to Certificate of Incorporation	S-4	12/11/15	3.2
3.1(c)	Certificate of Amendment to Certificate of Incorporation	8-K	2/2/16	3.1
3.1(d)	Certificate of Amendment to Certificate of Incorporation	8-K	3/9/16	3.1
3.1 (e)	Certificate of Designation of Series A Preferred Stock	S-1	7/10/15	3.4
3.1(f)	Certificate of Correction to the Certificate of Designation of Series A Preferred Stock	8-A12B	7/27/15	3.5
3.2	Bylaws	8-K	12/31/13	3.4
4.1	Form of Series A Warrant	S-1	7/10/15	4.2
4.2	Form of Unit Purchase Agreement	S-1	7/10/15	4.3
4.3	Form of Exchange Warrant	S-4	12/11/15	4.2
10.1	Form of Securities Purchase Agreement dated January 20, 2015	8-K	1/26/15	10.1
10.2	Form of Note dated January 20, 2015	8-K	1/26/15	10.2
10.3	Form of Convertible Note dated January 29, 2015	8-K	2/03/15	10.1
10.4	Form of Securities Purchase Agreement dated March 3, 2015	8-K	3/05/15	10.1
10.5	2015 Equity Incentive Plan	S-1	6/01/15	10.28
10.6	Form of Securities Purchase Agreement dated June 22, 2015	8-K	6/25/15	10.1
10.7	Form of Security Agreement dated June 22, 2015	8-K	6/25/15	10.2
10.8	Form of Debenture dated June 22, 2015	8-K	6/25/15	10.3
10.9	Form of Letter Agreement dated June 19, 2015	8-K	6/25/15	10.4
10.10	Form of Letter Agreement dated June 19, 2015	8-K	6/25/15	10.5
10.11	Form of Warrant dated June 22, 2015	8-K	6/25/15	10.6
10.12	Form of Registration Rights Agreement dated June 22, 2015	8-K	6/25/15	10.7
10.13	Employment Agreement with Gina Hicks*	8-K	9/16/15	10.1
10.14	Employment Agreement with Jeffrey Holman*	10-Q	11/16/15	10.1
10.15	Employment Agreement with Gregory Brauser*	10-Q	11/16/15	10.2
10.16	Form of Amendment and Restated Series A Standstill Agreement				Filed
21.1	List of Subsidiaries				Filed
23.1	Consent of Marcum L.L.P				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

* Management contract or compensatory plan or arrangement.

** This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at 3001 Griffin Road, Dania Beach, Florida 33312.

50