Form 10-Q
period 2016-03-31
VAPOR CORP.
filed 2016-05-16
CIK 844856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-36469

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

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

As of May 12, 2016, there were 4,999,106,905 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

VAPOR CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,592,099	$27,214,991
Due from merchant credit card processor, net of reserves of $2,355 and $2,355 for chargebacks, respectively	102,053	92,552
Accounts receivable, net allowance of $ 85,643 and $76,694, respectively	300,345	290,096
Inventories	1,473,975	1,529,806
Prepaid expenses and vendor deposits	295,167	438,925
TOTAL CURRENT ASSETS	24,763,639	29,566,370

Property and equipment, net of accumulated depreciation of $257,243 and $211,824 respectively	371,350	410,277
Intangible assets, net of accumulated amortization of $151,328 and $12,500, respectively	903,672	929,000
Goodwill	3,177,017	3,177,017
Other assets	151,417	165,198

TOTAL ASSETS	$29,367,095	$34,247,862

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$487,672	$1,581,347
Accrued expenses	1,585,989	3,946,111
Current portion of capital lease	63,312	60,871
Customer deposits	29,025	95,588
Derivative liabilities	53,616,983	41,089,580
TOTAL CURRENT LIABILITIES	55,782,981	46,773,497

Capital lease, net of current portion	41,799	58,572
TOTAL LIABILITIES	55,824,780	46,832,069

COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)

STOCKHOLDERS’ DEFICIT
Series A convertible preferred stock, $.001 par value, 1,000,000 shares authorized and designated, 838 and 13,434 shares issued and outstanding, respectively, no liquidation value	1	13
Common stock, $.0001 par value, 5,000,000,000 shares authorized, 45,146,438 and 147,943 shares issued and outstanding, respectively (See Note 6)	4,515	15
Additional paid-in capital	3,155,849	846,915
Accumulated deficit	(29,618,050)	(13,431,150)
TOTAL STOCKHOLDERS’ DEFICIT	(26,457,685)	(12,584,207)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$29,367,095	$34,247,862

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2016	2015
SALES, NET:
Wholesale and online sales, net	$1,889,777	$927,269
Retail sales, net	1,846,451	541,352
Total Sales, net	3,736,228	1,468,621

Cost of sales wholesale and online	1,494,207	1,491,761
Cost of sales retail	755,755	159,349
GROSS PROFIT (LOSS)	1,486,266	(182,489)

OPERATING EXPENSES:
Advertising	49,732	105,177
Selling, general and administrative	2,845,896	3,243,189
Total operating expenses	2,895,628	3,348,366
Operating loss	(1,409,362)	(3,530,855)

OTHER INCOME (EXPENSES):
Amortization of debt discounts	-	(317,702)
Amortization of deferred financing costs	-	(34,917)
Non-cash change in fair value of derivative liabilities	(14,782,039)	250,826
Interest income	9,040	1,316
Interest expense	(4,539)	(21,073)
Interest expense-related party	-	(40,000)
Total other expense	(14,777,538)	(161,550)

NET LOSS	$(16,186,900)	$(3,692,405)

LOSS PER SHARE – BASIC AND DILUTED	$(1.80)	$(57.50)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	8,993,213	64,212

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2016	13,434	$13	147,943	$15	$846,915	$(13,431,150)	$(12,584,207)

Issuance of common stock in connection with cashless exercise of Series A warrants	-	-	44,485,874	4,449	2,250,187	-	2,254,636
Issuance of common stock in connection with conversion of Series A convertible preferred stock	(12,596)	(12)	512,100	51	(39)	-	-
Stock-based compensation expense	-	-	-	-	58,786	-	58,786
Issuance of common stock in connection with delivery of restricted stock units	-	-	521	-	-	-	-
Net loss	-	-	-	-	-	(16,186,900)	(16,186,900)
Balance – March 31, 2016	838	$1	45,146,438	$4,515	$3,155,849	$(29,618,050)	$(26,457,685)

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2016	2015
OPERATING ACTIVITIES:

Net loss	$(16,186,900)	$(3,692,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in allowances for bad debt	8,948	-
Depreciation and amortization	70,746	85,013
Loss on disposal of assets	-	289,638
Amortization of debt discounts	-	317,702
Amortization of deferred financing cost	-	34,917
Write-down of obsolete and slow moving inventory	55,548	70,657
Stock-based compensation expense	58,786	364,576
Non-cash change in fair value of derivative liabilities	14,782,039	(250,826)
Changes in operating assets and liabilities:
Due from merchant credit card processors	(9,501)	(35,083)
Accounts receivable	(140,145)	117,115
Inventories	283	423,635
Prepaid expenses and vendor deposits	143,759	164,917
Other assets	13,780	(771)
Accounts payable	(1,093,674)	(140,092)
Accrued expenses	(2,242,266)	191,384
Customer deposits	(63,471)	(89,882)
NET CASH USED IN OPERATING ACTIVITIES	(4,602,068)	(2,149,505)

INVESTING ACTIVITIES:
Cash received in connection with Merger	-	136,468
Collection of loan receivable	-	467,095
Purchases of property and equipment	(6,491)	(67,492)
NET CASH USED IN (PROVIDED BY) INVESTING ACTIVITIES:	(6,491)	536,071
FINANCING ACTIVITIES:
Proceeds from private placement of common stock and warrants, net of offering costs	-	2,941,960
Principal payments on term loan payable	-	(226,273)
Principal payments of capital lease obligations	(14,333)	(12,248)
Proceeds from loan payable from Vaporin, Inc.	-	350,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(14, 333)	3,053,439

(DECREASE) INCREASE IN CASH	(4,622,892)	1,440,005
CASH — BEGINNING OF YEAR	27,214,991	471,194
CASH — END OF YEAR	$22,592,099	$1,911,199

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,539	$30,351
Cash paid for income taxes	$-	$2,791

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cashless exercise of common stock purchase warrants	$4,449	$143
Recognition of debt discount in connection with convertible note issuance	$-	$1,250,000
Purchase of equipment through capital lease obligation	$-	$179,359
Contribution of note and interest payable to Vaporin to capital in connection with the Merger	$-	$-
Issuance of common stock in connection with Preferred Stock Conversion	$51	$-
Reclassification of conversion option from liability to equity	$-	$-

Purchase Price Allocation in connection with the Merger:
Cash	$-	$136,468
Accounts receivable	-	81,256
Merchant credit card processor receivable	-	201,141
Prepaid expense and other current assets	-	28,021
Inventory	-	981,558
Property and equipment	-	206,668
Accounts payable and accrued expenses	-	(779,782)
Derivative liabilities	-	(49,638)
Notes payable, net of debt discount of $54,623	-	(512,377)
Notes payable – related party	-	(1,000,000)
Net liabilities assumed	$-	$(706,685)

Consideration:
Value of common stock issued	$-	$17,028,399
Excess of liabilities over assets assumed	-	706,685
Total consideration	$-	17,735,084
Amount allocated to goodwill	-	(15,654,484)
Amount allocated to identifiable intangible assets		(2,080,600)
Remaining unallocated consideration	$-	$-

Purchase Price Allocation in connection with the aggregate retail store acquisitions:

Amount allocated to goodwill	$-	$1,977,533
Amount allocated to other assets	-	17,736
Amount allocated to Inventory	-	263,810
Purchase price	-	2,259,079
Hold back obligation	-	(860,000)
Cash used in retail store acquisitions	$-	$1,399,079

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. ORGANIZATION, GOING CONCERN, AND BASIS OF PRESENTATION

Organization

Vapor Corp. (the “Company” or “Vapor”) is a distributor and retailer of vaporizers, e-liquids and electronic cigarettes. The Company operates nineteen retail stores in the Southeast of the United States of America. Vapor also designs, markets, and distribute vaporizers, e-liquids, electronic cigarettes and accessories under the Vapor X®, Hookah Stix®, Vaporin™, and Krave®, brands. Vapor also designs and develops private label brands for distribution customers. Third party manufacturers produce Vapor’s products to meet their design specifications.

Vapor offers e-liquids, vaporizers, e-cigarettes and related products through our vape stores, online, retail channels through our direct sales force, and through third party wholesalers, retailers and value-added resellers. Retailers of our products include small-box discount retailers, gas stations, drug stores, convenience stores, and tobacco shops throughout the United States.

Going Concern and Liquidity

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern and realization of assets and satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of any uncertainties related to our going concern assessment. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In July 2015, the Company closed a registered public offering of 3,761,657 Units (the “Units”). Each Unit consisted of 0.1429 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and 0.2857 Series A Warrants (the “Series A Warrants”). The Units separated into the Series A Preferred Stock and Series A Warrants as of January 25, 2016. See Note 6- Stockholders’ Equity – Series A Unit Public Offering.

Holders of Series A Warrants may exercise such warrants by paying the exercise price in cash or, in lieu of payment of the exercise price in cash by electing to receive a cash payment from us (subject to certain conditions not being met by the Company) equal to the Black Scholes Value (as defined in the Series A Warrant) of the number of shares of the Company’s common stock (the “Common Stock”) the holder elects to exercise, which we refer to as the Black Scholes Payment; provided, that we have discretion as to whether to deliver the Black Scholes Payment or, subject to meeting certain conditions, to deliver shares of Common Stock. The number of shares of Common Stock that the Company is obligated to issue in connection with the exercise of the Series A Warrants is based on the closing price of the Common Stock two trading days prior to the date of exercise. On May 4, 2016, the Company determined that it had insufficient shares of Common Stock authorized to allow for the exercise of the Series A Warrants or stock options, or allow the conversion of the Series A Preferred Stock. Accordingly, the Company currently is not permitted to elect to issue Common Stock in lieu of cash payments to satisfy its obligations pursuant to a cashless exercise of the Series A Warrants. On March 21, 2016, the Company’s stockholders approved a reverse stock split of the Common Stock at a ratio between 1-for-10,000 and 1-for-20,000, such ratio to be determined by the Company’s Board of Directors (the “Board”). The Company is seeking the necessary approval from the Financial Industry Regulatory Authority (“FINRA”) to implement the reverse stock split. In the event that FINRA approves the reverse stock split and the split is effected, the Company would have sufficient authorized shares of Common Stock to meet its obligations pursuant to its outstanding Series A Warrants, Series A Preferred Stock and stock options.

If all of the outstanding Series A Warrants were fully exercised as of May 12, 2016, the amounts payable to the holders of the Series A Warrants that are exercised on a cashless basis would be approximately $77.1 million, using a Black Scholes Value of $75.80 per Series A Warrant.

The Company reported a net loss of approximately $16.2 million for the three months ended March 31, 2016. The Company also had negative working capital of approximately $31 million and a stockholders’ deficit of approximately $26.5 million as of March 31, 2016. The Company expects to continue incurring operating losses for the foreseeable future and may need to satisfy all exercises of Series A Warrants on a cashless basis. Accordingly, the material uncertainty related to the exercise of Series A Warrants and the sufficiency of cash reserves to satisfy obligations related to such exercises raises substantial doubt about the Company’s ability to continue as a going concern.

Basis of Presentation and Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The unaudited condensed consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of the financial statement date.

The unaudited condensed consolidated financial statements include the accounts of Vapor and its wholly-owned subsidiaries, Vaporin, Inc. (“Vaporin”), The Vape Store, Inc. (“Vape Store”), Smoke Anywhere U.S.A., Inc. (“Smoke”), Emagine the Vape Store, LLC (“Emagine”), IVGI Acquisition, Inc., Vapormax Franchising LLC., Vaporin LLC., and Vaporin Florida, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

On February 1, 2016, the Company filed an amendment to its Certificate of Incorporation to increase its authorized Common Stock to 5,000,000,000, and change the par value to $0.0001. On March 4, 2016, the Company filed an amendment to its Certificate of Incorporation to effectuate a one-for-seventy reverse stock split to its Common Stock. All warrant, convertible preferred stock, option, Common Stock shares and per share information included in these unaudited condensed consolidated financial statements gives retroactive effect to the aforementioned reverse split of the Company’s Common Stock. See Note 6- Stockholders’ Equity for additional details regarding the Company’s authorized capital.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2016. Certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements for the three months ended March 31, 2016 and 2015 and notes included herein should be read in conjunction with the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K for such year as filed with the SEC on April 8, 2016.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior period amounts in the unaudited condensed consolidated financial statements have been reclassified to conform to the current period’s presentation. No changes to the Company’s net loss were made as a result of such reclassifications.

Use of Estimates in the Preparation of the Financial Statements

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of net revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include allowances, reserves and write-downs of receivables and inventory, valuing equity securities and hybrid instruments, share-based payment arrangements, and deferred taxes and related valuation allowances. Certain of our estimates could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and records adjustments when necessary.

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

The Company periodically provides incentive offers to its customers to encourage purchases. Such offers include discounts and rebates. Discounts offered to wholesale and distributor customers are reflected as a reduction to the sales price. Rebate offers, when accepted by customers, are generally calculated as a percentage of the product sold by the customer and are recorded as a reduction in net sales.

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

Fair Value Measurements

The Company applies the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). The Company’s short term financial instruments include cash, due from merchant credit card processors, accounts receivable, accounts payable and accrued expenses, each of which approximate their fair values based upon their short term nature. The Company’s other financial instruments include notes payable obligations and derivative liabilities. The carrying value of these instruments approximates fair value, as they bear terms and conditions comparable to market value, for obligations with similar terms and maturities.

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

Stock-Based Compensation

The Company accounts for stock-based compensation for employees and directors under ASC Topic No. 718, “Compensation-Stock Compensation” (“ASC 718”). These standards define a fair value based method of accounting for stock-based compensation. In accordance with ASC 718, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using an appropriate valuation model, whereby compensation cost is the fair value of the award as determined by the valuation model at the grant date. The resulting amount is charged to expenses on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Stock-based compensation for non-employees is measured at the grant date, is re-measured at subsequent vesting dates and reporting dates, and is amortized over the service period.

Derivative Instruments

The Company accounts for free-standing derivative instruments and hybrid instruments that contain embedded derivative features in accordance with ASC Topic No. 815, “Derivative Instruments and Hedging Activities” (“ASC 815”), as well as related interpretations of this topic. In accordance with this topic, derivative instruments and hybrid instruments are recognized as either assets or liabilities on the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument.

The Company estimates fair values of derivative instruments and hybrid instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective of measuring fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For complex instruments, the Company utilizes custom Monte Carlo simulation models. For less complex instruments, such as free-standing warrants, the Company generally uses the Binomial Lattice model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as the Binomial Lattice model or the Black-Scholes-Merton valuation model) are highly volatile and sensitive to changes in the trading market price of the Common Stock. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s net income (loss) going forward will reflect the volatility in these estimates and assumption changes. Under ASC 815, increases in the trading price of the Common Stock and increases in fair value during a given financial quarter result in the application of non-cash derivative losses. Conversely, decreases in the trading price of the Common Stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative gains.

Sequencing Policy

Under ASC 815-40-35, the Company has adopted a sequencing policy whereby, in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company's inability to demonstrate it has sufficient authorized shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares.

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

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”). ASU 2016-09 requires an entity to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating ASU 2016-09 and its impact on its consolidated financial statements or disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and annual and interim periods thereafter, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU amends the principal versus agent guidance in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was issued in May 2014 (“ASU 2014-09”). Further, in April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU also amends ASU 2014-09 and is related to the identification of performance obligations and accounting for licenses. The effective date and transition requirements for both of these amendments to ASU 2014-09 are the same as those of ASU 2014-09, which was deferred for one year by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. That is, the guidance under these standards is to be applied using a full retrospective method or a modified retrospective method, as outlined in the guidance, and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted only for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the provisions of each of these standards and assessing their impact on the Company’s condensed consolidated financial statements and disclosures.

Note 3. MERGER WITH VAPORIN, INC.

On December 17, 2014, the Company entered into an Agreement and Plan of Merger with Vaporin (the “Merger”) pursuant to which Vaporin was to merge with and into the Company with the Company being the surviving and controlling entity (as a result of the stockholders of the Company maintaining more than 50% ownership in the Company’s outstanding shares of Common Stock and the Vapor directors comprising the majority of the board at the date of the Merger). The Merger closed on March 4, 2015 and was accounted for as a business combination.

The following presents the unaudited pro-forma combined results of operations of the Company with Vaporin as if the Merger occurred on January 1, 2014.

For the Three Months Ended March 31, 2015

Wholesale and online revenues	$1,318,291
Retail revenues	$1,266,593
Net loss	$(5,378,927)
Net loss per share	$(60.22)
Weighted average number of shares outstanding	89,315

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2014 or to project potential operating results as of any future date or for any future periods.

Note 4. RETAIL STORES AND KIOSKS

Retail Stores

During 2015, the Company acquired the assets and business operations of established retail stores. The purchase prices were generally allocated to inventory, leasehold improvements, fixtures, security deposits, intangible assets, and goodwill. No liabilities are assumed from the seller and the Company has no obligation to retain existing employees.

The Company holds back a portion of the seller’s purchase price for three to six months during the operational transition period (the “hold back period”). If the stores’ gross minimum revenues during the hold back period do not reach an amount agreed upon by the Company and the seller at closing, then the hold back amount due to the seller is reduced in the final settlement. The hold back amount due to sellers of $860,000 was recorded in accrued liabilities at December 31, 2015 as the achievement of the minimum revenue milestones are considered probable. The hold back liability is considered contingent consideration recorded at fair value at each respective acquisition date and is re-measured each reporting period. During the three months ended March 31, 2016, the Company made $185,000 of aggregate holdback payments. Subsequent to March 31, 2016, the Company made $35,000 of aggregate holdback payments.

The accounting and reporting of the acquired retail store operations were fully integrated into the Company at dates of the individual acquisitions and it is impracticable to separate. Unaudited pro-forma combined results of operations of the Company are not presented, as it is unfeasible to obtain complete, reliable and financial information prepared in accordance with GAAP. The prior owners of the retail store businesses were individuals without reporting requirements and, accordingly, the financial data available is incomplete, inconsistent, and the presentation would not add value to the Company’s pro-forma financial disclosure.

During the fourth quarter of 2015, the Company ceased its plans to increase the number of retail stores due to adverse industry trends and increasing federal and state regulations. After evaluating retail store operations, management decided to close one of its Atlanta area retail stores on February 15, 2016. In connection with the retail store closing, for the three months ended March 31, 2016, the Company incurred approximately $7,800 of exit costs for settlement of non-cancellable lease obligations. The exit costs are included in selling, general and administrative expenses.

Note 5. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	March 31, 2016	December 31, 2015

Commissions payable	$44,505	$196,096
Retirement plan contributions	77,861	77,861
Accrued severance	-	51,145
Accrued customer returns	302,415	435,832
Accrued payroll	47,375	46,325
Accrued settlements and royalty fees	200,683	1,900,000
Accrued legal and professional fees	91,075	191,643
Accrued retail store hold back payments from acquisitions	675,000	860,000
Other accrued liabilities	147,075	187,209
Total	$1,585,989	$3,946,111

See Note 4 - Retail Stores and Kiosks for more information related to accrued retail store hold back payments from acquisitions. See Note 8 – Commitments and Contingencies – Legal Proceedings for additional information related for the accrual of legal settlement and royalty fees.

Note 6. STOCKHOLDERS’ DEFICIT

Reverse Splits

On July 7, 2015, the Company filed an amendment to its Certificate of Incorporation to effectuate a one-for-five reverse stock split to its Common Stock. On February 1, 2016, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to (i) effect a reverse stock split of the Common Stock at a ratio between 1-for-10 and 1-for-70, such ratio to be determined by the Board, (ii) reduce the par value of the Common Stock from $0.001 to $0.0001 and (iii) increase the number of authorized shares of the Common Stock from 500,000,000 shares to 5,000,000,000 shares. Each share entitles the holder to one vote. On March 8, 2016, the Board effected a reverse stock split of the Common Stock at a ratio of 1-for-70.

On March 21, 2016, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Common Stock at a ratio between 1-for-10,000 and 1-for-20,000, such ratio to be determined by the Company’s Board. The Board approved the reverse split on February 2, 2016 with ratio to be determined by the Company’s management. The Company is seeking to effect a 1-for-20,000 reverse split and the action is pending approval by Financial Industry Regulatory Authority (“FINRA”).

Series A Preferred Stock Conversions

On January 25, 2016, each Unit sold pursuant to the Company’s July 2015 registered offering automatically separated into shares of Series A Preferred Stock and Series A Warrants. From January 25, 2016 through March 31, 2016, 12,596 shares of Series A Preferred Stock have been converted and the Company issued 512,100 shares of Common Stock to settle these conversions.

Compensatory Common Stock Summary

During the three months ended March 31, 2016 and 2015, the Company recognized stock-based compensation expense related to compensatory Common Stock in the amount of $52,000 and $322,067, respectively, which is included as part of selling, general and administrative expense in the accompanying consolidated statements of operations. As of March 31, 2016, there was no unamortized expense remaining related to stock awards because the remaining non-vested shares vested on April 1, 2016.

A summary of compensatory Common Stock activity for the three months ended March 31, 2016 is presented below:

		Weighted
		Average
		Issuance Date	Total
	Number of	Fair Value	Issuance Date
	Shares	Per Share	Fair Value
Non-vested, January 1, 2016	357	$364.00	$130,000
Granted	-	-	-
Vested	(213)	364.00	(78,000)
Forfeited	-	-
Non-vested, March 31, 2016	144	$364.00	$52,000

Warrants

During the three months ended March 31, 2016, 41,548 Series A Warrants were exercised through the cashless exercise provision in the Series A Warrant resulting in the issuance of 44.5 million shares of Common Stock.

A summary of warrant activity for the three months ended March 31, 2016 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term (Yrs.)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	1,096,299	$88.20
Warrants granted	-	-
Warrants exercised	(41,548)	86.80
Impact of reverse split rounding	37	-
Warrants forfeited or expired	-	-

Outstanding at March 31, 2016	1,054,788	$87.94	4.5	$-

Exercisable at March 31, 2016	1,054,788	$87.94	4.5	$-

The following table presents additional information related to warrants as of March 31, 2016:

	Warrants Outstanding		Warrants Exercisable
	Weighted		Weighted	Weighted Average
Range of	Average	Outstanding	Average	Remaining	Exercisable
Exercise	Exercise	Number of	Exercise	Life	Number of
Price	Price	Warrants	Price	In Years	Warrants

$77.00 - $149.99	$86.61	1,054,111	$86.61	4.5	1,054,111
$150.00 - $699.99	205.83	205	205.83	2.7	205
$700.00 - $1799.99	761.88	187	761.88	3.6	187
$1800.00 - $4,633.68	4,495.43	285	4,495.43	1.6	285
		1,054,788		4.5	1,054,788

Stock-Based Compensation

Stock Options

During the three months ended March 31, 2016 and 2015, the Company recognized stock-based compensation expense of $58,786 and $364,576, respectively, in connection with the amortization of stock option expense. Stock-based compensation expense is included as part of selling, general and administrative expense in the accompanying consolidated statements of operations. At March 31, 2016, the amount of unamortized stock-based compensation expense associated with unvested stock options granted to employees, directors and consultants was $28,000 which will be amortized over 1.2 years.

Loss per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted loss per share is computed using the weighted average number of shares of Common Stock outstanding and, if dilutive, potential shares of Common Stock outstanding during the period. Potential common shares consist of the incremental shares of Common Stock issuable upon (a) the exercise of stock options (using the treasury stock method); (b) the vesting of restricted stock units; (c) the conversion of Series A Preferred Stock; (d) the exercise of warrants (using the if-converted method), and (e) convertible notes payable. For the three months ended March 31, 2016 and 2015, diluted loss per share excludes the potential shares of Common Stock, as their effect is antidilutive. The following table summarizes the Company’s securities that have been excluded from the calculation of basic and dilutive loss per share as their effect would be anti-dilutive:

	March 31, 2016	March 31, 2015

Restricted stock units	144	-
Stock options	558	3,495
Series A Preferred Stock	33,480	-
Senior convertible notes payable	-	5,125
Warrants	1,054,788	12,029
Total	1,088,970	20,649

Note 7. FAIR VALUE MEASUREMENTS

The fair value framework under FASB’s guidance requires the categorization of assets and liabilities into three levels based upon the assumptions used to measure the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3, if applicable, would generally require significant management judgment. The three levels for categorizing assets and liabilities under the fair value measurement requirements are as follows:

●	Level 1: Fair value measurement of the asset or liability using observable inputs such as quoted prices in active markets for identical assets or liabilities;

●	Level 2: Fair value measurement of the asset or liability using inputs other than quoted prices that are observable for the applicable asset or liability, either directly or indirectly, such as quoted prices for similar (as opposed to identical) assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

●	Level 3: Fair value measurement of the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.

The following table summarizes the liabilities measured at fair value on a recurring basis as of March 31, 2016:

	Level 1	Level 2	Level 3	Total
LIABILITIES:

Warrant liabilities	$-	$-	$53,616,983	$53,616,983
Total derivative liabilities	$-	$-	$53,616,983	$53,616,983

The following table summarizes the liabilities measured at fair value on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Warrant liabilities	$-	$-	$41,089,580	$41,089,580
Total derivative liabilities	$-	$-	$41,089,580	$41,089,580

Level 3 Valuation Techniques

Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation and the use of at least one significant unobservable input. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The Company deems financial instruments to be derivative instruments if they (a) do not have fixed settlement provisions; or (b) have potential cash settlement provisions which are not within the Company’s control. The Common Stock purchase warrants (a) issued by the Company in connection with the Merger; (b) issued in connection with the 2015 private placement of Common Stock and warrants; (c) granted in connection with certain 2015 waivers agreements; and (d) issued in connection with the July 2015 underwritten offering; have all been deemed to be derivative liabilities. In accordance with FASB ASC Topic No. 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Stock” (“ASC 815”), the embedded conversion options and the warrants were accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. In accordance with ASC 815, the Company has bifurcated the conversion feature of the convertible Debentures and warrant derivative instruments and recorded derivative liabilities on their issuance date. The Company used a Monte Carlo model and a Binomial Lattice model to value the derivative liabilities. These derivative liabilities are then revalued on each reporting date.

The Company’s derivative liabilities are carried at fair value and were classified as Level 3 in the fair value hierarchy due to the use of unobservable inputs, including the likelihood transactions limiting warrant holder payments, and factors limiting the exercise of warrants.

During the three months ended March 31, 2016, Series A warrants to purchase an aggregate of 41,548 shares of Common Stock which had been accounted for as a derivative liability were exercised. These warrants had an aggregate exercise date value of $2,254,636. During the three months ended March 31, 2016, certain holders of Series A Warrants executed Standstill Agreements, which were subsequently amended and restated whereby the holders agreed not to exercise Series A Warrants for a specified period of time and under certain circumstances. See Note 9 – Subsequent Events.

The following tables summarizes the values of certain assumptions used by the Company’s custom models to estimate the fair value of the warrant liabilities during the three months ended March 31:

	March 31, 2016	March 31, 2015
Stock price	$.0001- 0.5400	$385.00
Strike price	$77.00 - 86.80	$448.00
Remaining term (years)	3.92- 4.33	5.00
Volatility	126% -177%	115%
Risk-free rate	1.20% -1.50%	1.61%
Dividend yield	0.0%	0.0%

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Balance at January 1,	$41,089,580	$-
Private placement warrants	-	2,544,277
Exercise of Series A warrant liabilities	(2,254,636)	-
Change in fair value of derivative liabilities	14,782,039	(250,826)
Ending balance	$53,616,983	$2,293,451

Note 8. COMMITMENTS AND CONTINGENCIES

Employment and Consulting and Other Related Party Agreements

On April 8, 2016, Gregory Brauser informed the Board of his decision to resign from the Board and as President of the Company. Mr. Brauser’s resignation was not due to any disagreement with the Company on any matters relating to the Company’s operations, policies or practices.  Through GAB Management Group, Inc., Mr. Brauser will serve as a consultant to the Company pursuant to an Executive Services Consulting Agreement dated as of April 11, 2016 (the “Consulting Agreement”), the term of which is two years. Under the Consulting Agreement, GAB Management Group, Inc., will receive the following benefits in connection with consulting services that its principal, Mr. Brauser, will provide to the Company beginning on April 11, 2016: (1) an engagement fee of $50,000 payable at the time the Consulting Agreement is executed, and (2) thereafter monthly installments of $10,000 for 24 months. Subsequent to March 31, 2016, the Company paid $60,000 pursuant to the Consulting Agreement.

On August 13, 2015, the Company entered into consulting agreements with each of GRQ Consultants, Inc. and Grander Holdings, Inc. Pursuant to its consulting agreement, GRQ Consultants, Inc. was to primarily focus on investor relations and presenting the Company and its business plans, strategy and personnel to the financial community. Pursuant to its consulting agreement, Grander Holdings, Inc. was to primarily assist the Company in further developing and executing its acquisitions strategy, focusing on the Company’s “The Vape Store” properties. Mr. Michael Brauser, who is the father of Gregory Brauser, is the Chief Executive Officer of Grander Holdings, Inc. Pursuant to the foregoing agreements, each consultant received an initial fee of $50,000, payable upon execution, and would receive $20,000 monthly throughout the 12-month term of each agreement if such consulting services continued. The Company made payments of $40,000 each to Grander Holdings, Inc. and GRQ Consultants, Inc. during the three months ended March 31, 2016. The consulting agreements with Grander Holdings, Inc. and GRQ Consultants were terminated amicably effective February 29, 2016, with no requirement for additional payments.

During 2015, the Company purchased, at rates comparable to market rates, e-liquids sold in its retail stores and wholesale operations, respectively from Liquid Science, Inc., a company in which Jeffrey Holman (the Company’s Chief Executive Officer), Gregory Brauser (the Company’s former President) and Michael Brauser each have a 15% beneficial ownership interest. During the three months ended March 31 2016, the Company made approximately 44% of its purchases of e-liquid from Liquid Science for its wholesale and online operations, which purchases equaled $264,401 in the aggregate. The Company did not make any purchases from Liquid Science during the three months ended March 31, 2015. Jeffrey Holman sold his ownership interest in Liquid Science, Inc. in April 2016.

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

California Center for Environment Health Matters

On June 22, 2015, the Center for Environment Health, as plaintiff, filed suit against a number of defendants including Vapor Corp., its wholly-owned subsidiary, the Vape Store, Inc., Vaporin and another wholly-owned subsidiary, Vaporin Florida, Inc. The lawsuit was filed in the Superior Court of the State of California, County of Alameda. The suit seeks relief under California Proposition 65 which makes it unlawful for businesses to knowingly and intentionally expose individuals in California to chemicals known to cause birth defects or other harm without providing clear and reasonable warnings. All of the defendants are alleged to have sold products containing significant quantities of nicotine without warnings in violation of Proposition 65. The plaintiff is seeking a civil penalty against these defendants in the amount of $2,500 per day for each violation of Proposition 65, together with attorneys’ fees and costs. On April 6, 2016, the Company and the plaintiff entered into a settlement agreement, which required the Company to (1) make a payment of $45,000 and (2) comply with enhanced product labeling requirements within a set implementation period as defined in the consent judgment. The settlement cost was included in selling, general and administrative expenses and accrued expenses at March 31, 2016. The settlement payment was made on May 2, 2016.

Other Matters

On March 2, 2016, Hudson Bay Master Fund Ltd., filed a complaint against the Company in the Supreme Court of the State of New York, County of New York, captioned Hudson Bay Master Fund Ltd. versus Vapor Corp., Index No. 651094/2016.  The Complaint alleges that the Company failed to timely effect exercises of its Series A Warrants delivered by the plaintiff and seeks damages of $339,810. On May 10, 2016, solely to avoid the costs, risks and uncertainties inherent in litigation, the Company entered into a settlement agreement with respect to all claims included in the Complaint (the “Settlement”). The Settlement provides, among other things, that the parties would enter into and file a stipulation of discontinuance that provides for the dismissal of the Complaint (the “Stipulation”).  Once the court enters the Stipulation, the Complaint will be dismissed with prejudice. The final terms of the Settlement will not have a material adverse effect on the Company’s financial position or results of operations.

Future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s condensed consolidated financial position, liquidity or results of operations in any future reporting periods.

Purchase Commitments

At March 31, 2016 and December 31, 2015, the Company had vendor deposits of $154,075 and $310,936, respectively, and vendor deposits are included as a component of prepaid expenses and vendor deposits on the consolidated balance sheets included herewith.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the condensed consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed consolidated financial statements other than those set forth below.

On May 2, 2016, the OTC Markets notified the Company that, based upon its non-compliance with the minimum $0.01 bid price requirement for the prior 30 consecutive business days, the Company – in accordance with the OTC Markets Listing Rules – is provided a grace period, through October 29, 2016, to regain compliance with the minimum bid price requirement.

On May 4, 2016, the Company determined that it had insufficient shares of Common Stock authorized to allow for the exercise of Series A Warrants or stock options, or allow the conversion of the Series A Preferred Stock. The Company is seeking the necessary approval from FINRA to implement a reverse stock split that was previously approved by the Company’s stockholders. In the event that FINRA approves the reverse stock split and the split is effected, the Company would have sufficient authorized shares of Common Stock to meet its obligations pursuant to its outstanding warrants, Series A Preferred Stock and stock options.

From April 1, 2016 through May 10, 2016, 15,994 Series A Warrants were exercised through the cashless exercise provision in the Series A Warrant resulting in the issuance of approximately 4,953,943,720 shares of the Common Stock. As of May 12, 2016, there were 4,999,106,905 shares of the Common Stock issued and outstanding.

On May 4, 2016, the Company determined it had insufficient shares of Common Stock available for future issuances. The Company currently is not permitted to elect to issue Common Stock in lieu of cash payments to satisfy its obligations pursuant to a cashless exercise of the Series A Warrants. If all of the outstanding Series A Warrants were fully exercised as of May 12, 2016, the amounts payable to the holders of the Series A Warrants on a cashless basis would be approximately $77.1 million, using a Black Scholes Value of $75.80 per Series A Warrant. On May 3, 2016, the Company entered into Third Amended and Restated Standstill Agreements with holders of over 85% of the outstanding Series A Warrants, pursuant to which, among other things, the holders agreed not to exercise their Series A Warrants pursuant to the "cashless exercise" provisions of the Series A Warrants prior to the earlier of (1) June 2, 2016, or (2) the date the Company completes its previously approved reverse stock split.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on April 8, 2016. The terms “Vapor Corp.,” “Vapor,” “we,” “us,” “our,” and the “Company” refer to Vapor Corp. and its wholly-owned subsidiaries Vaporin, Inc., The Vape Store, Inc. (“Vape Store”), Smoke Anywhere U.S.A., Inc. (“Smoke”), Emagine the Vape Store, LLC (“Emagine”), IVGI Acquisition, Inc., Vapormax Franchising LLC., Vaporin LLC., and Vaporin Florida, Inc.

Company Overview

Vapor Corp. is a distributor and retailer of vaporizers, e-liquids and electronic cigarettes. The Company operates nineteen retail stores in the Southeast of the United States. Vapor also designs, markets, and distributes vaporizers, e-liquids, electronic cigarettes and accessories under the Vapor X®, Hookah Stix®, Vaporin™, Krave® and, Honey Stick® brands. Vapor also designs and develops private label brands for distribution customers. Third party manufacturers produce Vapor’s products to meet their design specifications.

Vapor offers e-liquids, vaporizers, e-cigarettes and related products through our vape stores, online, retail channels through our direct sales force, and through third party wholesalers, retailers and value-added resellers. Retailers of our products include small-box discount retailers, gas stations, drug stores, convenience stores, and tobacco shops throughout the United States.

On February 1, 2016, the Company filed an amendment to its Amended and Restated Certificate of Incorporation to increase its authorized shares of Common Stock to 5,000,000,000, and change the par value to $0.0001. On March 4, 2016, the Company filed another amendment to its Amended and Restated Certificate of Incorporation to effectuate a one-for-seventy reverse stock split of the Common Stock. All warrant, convertible preferred stock, option, Common Stock shares and per share information included in these consolidated financial statements gives effect to the aforementioned reverse splits of the Common Stock.

Going Concern and Liquidity

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of any uncertainties related to our going concern assessment. The Company’s outstanding Series A Warrants sold as part of our July 2015 public offering separated from the Units on January 25, 2016. Each Series A Warrant may be exercised without cash for the Black Scholes Value (as defined in the Series A Warrant). The number of shares of Common Stock we are obligated to issue in connection with the exercise of the Series A Warrants will be based on the price of the Common Stock two days prior to the date of the exercise. If all of the Series A Warrants were exercised simultaneously, then the Company would not have sufficient authorized Common Stock to satisfy all the Series A Warrant exercises and, accordingly, the Company may be required to use cash to pay holders of Series A Warrants upon exercise. Since the Company cannot predict the future stock price and when the holders of Series A Warrants will exercise such warrants, we cannot predict if the Company will have sufficient cash resources to satisfy our obligations to the holders of Series A Warrants. On May 4, 2016, the Company determined that it had insufficient shares of Common Stock authorized to allow for the exercise of Series A Warrants or stock options, or allow the conversion of the Series A Preferred Stock. Accordingly, the Company currently is not permitted to elect to issue Common Stock in lieu of cash payments to satisfy its obligations pursuant to a cashless exercise of the Series A Warrants. The Company is seeking the necessary approval from FINRA to implement a reverse stock split that was previously approved by the Company’s stockholders. In the event that FINRA approves the reverse stock split and the split is effected, the Company would have sufficient authorized shares of Common Stock to meet its obligations pursuant to its outstanding warrants, preferred stock and stock options.

We reported a net loss of approximately $16.2 million for the three months ended March 31, 2016 and had negative working capital of approximately $31 million. During the fourth quarter 2015, the Company revised its plans to increase the number of retail stores due to changes in the industry and increasing federal and state regulations that may potentially reduce both wholesale and retail revenues. The Company’s decision to abandon its retail store expansion plan and reductions that the Company anticipates in revenue as a result of pending regulations adversely impacted the Company’s projected cash flows and profits.

If all of the outstanding Series A Warrants were fully exercised as of the date of this report, the amounts payable to the holders of the Series A Warrants on a cashless basis would be approximately $77.1 million, using a Black Scholes Value of $75.80 per Series A Warrant. We expect to continue incurring operating losses for the foreseeable future and may need to satisfy all exercises of Series A Warrants on a cashless basis. Accordingly, the material uncertainty related to the exercise of Series A Warrants and the sufficiency of cash reserves to satisfy obligations related to such exercises raises substantial doubt about the Company’s ability to continue as a going concern.

Factors Affecting Our Performance

We believe the following factors affect our performance:

Wholesale: We believe that our ability to grow consumer store sales of vaporizer products, e-liquids and accessories will affect our revenue and financial results by offsetting the deceleration in e-cigarette sales. We launched a new modular vaporizer display program. We believe these display programs will increase distribution and expand our customer base.

Retail: We believe the operating performance of our retail stores will affect our revenue and financial performance. The Company has a total of nineteen retail stores, fourteen of which are in Florida, three of which are in Georgia, one of which is in Tennessee and one in Alabama. During the fourth quarter of 2015, the Company abandoned its plans to increase the number of retail stores due to adverse industry trends and increasing federal and state regulations that, if implemented, will negatively impact future retail revenues.

Online: The Company changed its online strategy and currently sells online to wholesale customers. Multi-channel web affiliate programs were discontinued. The change to online sales was made to improve cost efficiency.

Industry Regulation

On May 9, 2016, the Food and Drug Administration (the “FDA”) adopted regulations to include e-cigarettes, vaporizers, e-liquids under regulated tobacco products. The FDA will regulate e-vapor products, including requiring costly formal product approvals, limiting the manufacture and distribution of e-vapor products and could materially and adversely affect our existing retail and wholesale business.  A consequence of the FDA’s product approval process could result in the number of products available being limited. The FDA regulations and approval process could also make product development and manufacture cost prohibitive for the Company.  Additionally, a reduction in available e-vapor products would diminish the need for our dedicated retail stores.

Inventory Management: Our revenue trends are affected by an evolving product acceptance and consumer demand. The transition to vaporizers and e-liquids products have impacted our wholesale and online sales and our financial performance. We continue to create and offer new products to our wholesale and retail customers to meet consumer demand. Evolving product development and technology impacts our licensing and intellectual properties spending. We expect the transition to vaporizer and advanced technology and enhanced performance products to continue and impact our operating results in the future. We expect the transition to vaporizer and advanced technology and enhanced performance products to continue and impact our operating results in the future.

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

Results of Operations

The following table sets forth our Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2016, and 2015 that is used in the following discussions of our results of operations:

	For the Three Months Ended March 31,
	2016	2015	2016 to 2015 Change $
SALES:
Wholesale and online sales, net	$1,889,777	$927,269	$962,508
Retail sales, net	1,846,451	541,352	1,305,099
Total Sales, net	3,736,228	1,468,621	2,267,607
Cost of sales wholesale and online	1,494,207	1,491,761	2,446
Cost of sales retail	755,755	159,349	596,406
GROSS PROFIT	1,486,266	(182,489)	1,668,755

OPERATING EXPENSES:
Advertising	49,732	105,177	(55,445)
Selling, general and administrative	2,845,896	3,243,189	(397,293)
Total operating expenses	2,895,628	3,348,366	(452,738)
Operating loss	(1,409,362)	(3,530,855)	2,121,493

OTHER INCOME (EXPENSES):
Amortization of debt discounts	-	(317,702)	317,702
Amortization of deferred financing costs	-	(34,917)	34,917
Non-cash change in fair value of derivatives	(14,782,039)	250,826	(15,032,865)
Interest income	9,040	1,316	7,724
Interest expense	(4,539)	(21,073)	16,534
Interest expense-related party	-	(40,000)	40,000
Total other expense	(14,777,538)	(161,550)	(14,615,988)
NET LOSS	$(16,186,900)	$(3,692,405)	$(12,494,495)

Net wholesale and online sales increased by $962,508 to $1,889,777 for the three months ended March 31, 2016 as compared to $927,269 for the three months ended March 31, 2015. The net sales increase is attributable to a change in our product mix to include more e-vapor products, including premium USA made e-liquids, and the Company’s introduction of innovative displays for our e-vapor products. We anticipate that the demand for e-vapor products will continue to increase, as users demand products with more advanced technology, higher performance and longer battery life.

Net retail sales increased $1,305,099 to $1,846,451 for the three months ended March 31, 2016 as compared to $541,352 for the same period in 2015. The increase in sales is primarily due to the eight retail stores acquired by us in connection with our acquisition of Vaporin in March of 2015, and twelve additional stores opened or acquired from March through December 2015. The retail sales growth is offset by decreases in retail sales from eight mall kiosks, seven of which were closed by June 30, 2015 and the final one of which closed on December 31, 2015.

Wholesale and online cost of goods sold for the three months ended March 31, 2016 and 2015 were $1,494,207 and $1,491,761, respectively, an increase of $2,446. The increase is primarily due to the increase in wholesale and online sales. For the three months ended March 31, 2016 and 2015, charges to cost of goods sold were recorded for $55,548 and $70,657, respectively, for obsolete and slow moving wholesale inventories.

Retail cost of goods sold for the three months ended March 31, 2016 and 2015 were $755,755 and $159,349, respectively an increase of $596,406. The increase is due to an increase in sales from our retail stores. Gross profit from retail stores was $1,090,696 and $382,003 for the three months ended March 31, 2016 and 2015, respectively.

Advertising expense decreased $55,445 to approximately $49,732 for the three months ended March 31, 2016 compared to $105,177 for the three months ended March 31, 2015. The decrease was due to our reduction in internet advertising and television direct marketing campaigns.

Selling, general and administrative expenses decreased $397,293 to $2,845,896 for the three months ended March 31, 2016 compared to $3,243,189 for the same period in 2015. The decrease is primarily attributable to decreases of $306,000 in stock compensation expense, and $189,260 in sales commissions. Payroll and employee related costs of $1,378,000 and $1,243,000, respectively, for the three months ended March 31, 2016 and 2015 increased by $135,000 due to headcount growth for the retail locations and severance packages for key employees. During 2015, the Company closed eight of its mall kiosks. In connection with the kiosk closings, the Company incurred approximately $289,600 of losses on disposal of computer equipment, fixtures, and furniture for the three months ended March 31, 2015. Depreciation and amortization expense decreased by $14,268 to $70,746 from $85,014 for the three months ended March 31, 2016 and 2015.

Net other income and expenses of $14,777,538 for the three months ended March 31, 2016 included a $14,782,039 non-cash loss from the change in the fair value of the derivatives. Net other expenses of $161,550 for the three months ended March 31, 2015 included a non-cash gain of $250,826 from the change in the fair value of the derivatives and interest expense and amortization of deferred debt discount and financing costs of $61,073 and $352,619, respectively.

Liquidity and Capital Resources

	For the Three Months ended March 31,
	2016	2015

Net cash used in operating activities	$(4,602,068)	$(2,149,505)
Net cash (used in) provided by investing activities	(6,491)	536,071
Net cash (used in) provided by financing activities	(14,333)	3,053,439
	$(4,622,892)	$1,440,005

Our net cash used in operating activities of $4,602,068 for the three months ended March 31, 2016 resulted from our net loss of $16,186,900, a net cash usage of $3,391,235 from changes in operating assets and liabilities offset by non-cash adjustments of $14,976,067. Our net cash used in operating activities of $2,149,505 for the three months ended March 31, 2015 resulted from our net loss of $3,692,405 offset by non-cash adjustments of $911,677 and by net cash generated from of $631,223 in changes to operating assets and liabilities.

The net cash used in investing activities of $6,491 for the three months ended March 31, 2016 resulted from purchases of property and equipment. The net cash provided by investing activities of $536,071 for the three months ended March 31, 2015 is due to the collection of a $467,095 loan receivable and $136,468 of cash received in connection with the Merger with Vaporin, offset by $67,492 of property and equipment purchases.

The net cash used in financing activities of $14,333 for the three month ended March 31, 2016 is due to payments of a capital lease obligation. The $3,053,439 increase in cash provided by financing activities for the three months ended March 31, 2015 is due to net proceeds of $2,941,960 from a private placement of Common Stock and warrants, less $196,250 of offering costs, $350,000 of loan proceeds from Vaporin offset by the debt payments $226,273 of a term loan payable, and payments associated with $12,248 of a capital lease obligation.

In the ordinary course of our business, we enter into purchase orders for components and finished goods, which may or may not require vendor deposits and may or may not be cancellable by either party. At March 31, 2016 and

December 31, 2015, the Company had vendor deposits of $154,075 and $310,936, respectively, and vendor deposits are included as a component of prepaid expenses and vendor deposits on the consolidated balance sheets included herewith.

At March 31, 2016 and December 31, 2015, we did not have any material financial guarantees or other contractual commitments with vendors that are reasonably likely to have an adverse effect on liquidity.

	March 31, 2016	December 31, 2015

Cash	$22,592,099	$27,214,991
Total assets	$29,367,095	$34,247,862
Percentage of total assets	76.9%	79.5%

Our cash balances are kept liquid to support our acquisition and infrastructure needs for operational expansion. The majority of our cash and cash equivalents are concentrated in one large financial institution.

The Company reported a net loss of approximately $16.2 million for the three months ended March 31, 2016. The Company had negative working capital of approximately $31 million as of March 31, 2016. The Company expects to continue incurring losses before the impact of changes in fair value of derivatives for the foreseeable future and may need to raise additional capital to satisfy warrant obligations, and to continue as a going concern. As of May 12, 2016 the Company had approximately $21.4 million of cash. The decrease in cash from March 31, 2016 is primarily attributable to retail store acquisitions hold back payments, legal and consulting fees and operating expenses.

The Company’s outstanding Series A Warrants sold as part of our July 2015 public offering separated from the Units on January 25, 2016. Each Series A Warrant may be exercised without cash for the Black Scholes Value (as defined in the Series A Warrant). The number of shares of Common Stock we are obligated to issue in connection with the exercise of the Series A Warrants will be based on the price of the Common Stock two days prior to the date of the exercise. If all of the Series A Warrants were exercised simultaneously, then the Company would not have sufficient authorized Common Stock to satisfy all the Series A Warrant exercises and, accordingly, the Company may be required to use cash to pay holders of Series A Warrants upon exercise. Since the Company cannot predict the future stock price and when the holders of Series A Warrants will exercise such warrants, we cannot predict if the Company will have sufficient cash resources to satisfy our obligations to the holders of Series A Warrants. Accordingly, we have concluded that the material uncertainty related to the exercise of the Series A Warrants and the sufficiency of cash reserves to satisfy obligations raises substantial doubt about the Company’s ability to continue as a going concern.

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

We believe that the Company’s management and stockholders benefit from referring to the Adjusted EBITDA in planning, forecasting, and analyzing future periods. Our management uses this non-GAAP financial measure in evaluating its financial and operational decision making and as a means of evaluating period to period comparison.

We define Adjusted EBITDA as net loss allocable to ommon stockholders before interest expense, income taxes, depreciation and amortization, stock-based compensation, non-cash change in fair value of derivatives, non-recurring acquisition costs, offering restructuring, or other non-recurring settlements or expenses, loss on debt extinguishment, loss on sale or abandonment of assets, and impairment charges against goodwill, intangible and long lived assets, if any. The Company’s management believes that Adjusted EBITDA is an important measure of our operating performance because it allows management, investor and analysts to evaluate and assess our core operating results from period to period after removing the impact of acquisition and offering related costs, debt extinguishment, and other items of a non-operating nature that effect comparability. Our management recognizes that Adjusted EBITDA has inherent limitations because of the excluded items.

We have included a reconciliation of our non-GAAP financial measure to the most comparable financial measure calculated in accordance with GAAP. We believe that providing the non-GAAP financial measure, together with the reconciliation to GAAP, helps investors make comparisons between the Company and other companies. In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to specific definitions being used and to the reconciliation between such measures and the corresponding GAAP measure provided by each company under applicable SEC rules. The following table presents a reconciliation of Adjusted EBITDA to loss from operations allocable to common stockholders, a GAAP financial measure:

	For the Three Months Ended March 31,
	2016	2015

Reconciliation of Net Loss to Adjusted EBITDA:
NET LOSS	$(16,186,900)	(3,692,405)
Interest	4,539	61,073
Depreciation and amortization	70,746	85,013
Loss on disposal of assets	-	289,638
Non-cash change in fair value of derivatives	14,782,039	(250,826)
Amortization of debt discounts and deferred financing costs	-	352,619
Stock-based compensation expense	58,786	364,576
Adjusted EBITDA	$(1,270,790)	(2,790,312)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Fontem Matters

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

California Center for Environment Health Matters

On June 22, 2015, the Center for Environment Health, as plaintiff, filed suit against a number of defendants including Vapor Corp., its wholly-owned subsidiary, the Vape Store, Inc., Vaporin and another wholly-owned subsidiary, Vaporin Florida, Inc. The lawsuit was filed in the Superior Court of the State of California, County of Alameda. The suit seeks relief under California Proposition 65 which makes it unlawful for businesses to knowingly and intentionally expose individuals in California to chemicals known to cause birth defects or other harm without providing clear and reasonable warnings. All of the defendants are alleged to have sold products containing significant quantities of nicotine without warnings in violation of Proposition 65. The plaintiff is seeking a civil penalty against these defendants in the amount of $2,500 per day for each violation of Proposition 65, together with attorneys’ fees and costs. On April 6, 2016, the Company and the plaintiff entered into a settlement agreement, which required the Company to (1) make a payment of $45,000 and (2) comply with enhanced product labeling requirements within a set implementation period as defined in the consent judgment. The settlement cost was included in selling, general and administrative expenses and accrued expenses at March 31, 2016. The settlement payment was made on May 2, 2016.

Other Matters

On March 2, 2016, Hudson Bay Master Fund Ltd., filed a complaint against the Company in the Supreme Court of the State of New York, County of New York, captioned Hudson Bay Master Fund Ltd. versus Vapor Corp., Index No. 651094/2016.  The Complaint alleges that the Company failed to timely effect exercises of its Series A Warrants delivered by the plaintiff and seeks damages of $339,810. On May 10, 2016, solely to avoid the costs, risks and uncertainties inherent in litigation, the Company entered into a settlement agreement with respect to all claims included in the Complaint (the “Settlement”). The Settlement provides, among other things, that the parties would enter into and file a stipulation of discontinuance that provides for the dismissal of the Complaint (the “Stipulation”).  Once the court enters the Stipulation, the Complaint will be dismissed with prejudice. The final terms of the Settlement will not have a material adverse effect on the Company’s financial position or results of operations.

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

VAPOR CORP.

Date: May 16, 2016	By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer

Date: May 16, 2016	By:	/s/ Gina Hicks
Gina Hicks
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vapor Corp.	8-K	February 2, 2016	3.1
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vapor Corp.	8-K	March 9, 2016	3.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive Officer (906)				Furnished *
32.2	Certification of Principal Financial Officer (906)				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

* This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.