Form 10-Q
period 2016-06-30
VAPOR CORP.
filed 2016-08-15
CIK 844856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

☐ Yes ☒ No

As of August 12, 2016, there were 5,547,767,406 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

VAPOR CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,064,395	$27,214,991
Due from merchant credit card processor, net of reserves of $2,355 and $2,355 for chargebacks, respectively	61,881	92,552
Accounts receivable, net allowance of $ 95,627 and $76,694, respectively	358,400	290,096
Inventories	1,178,903	1,529,806
Prepaid expenses and vendor deposits	118,035	438,925
TOTAL CURRENT ASSETS	18,781,614	29,566,370

Property and equipment, net of accumulated depreciation of $219,921 and $211,824 respectively	1,173,902	410,277
Intangible assets, net of accumulated amortization of $176,655 and $12,500, respectively	100,000	929,000
Goodwill	3,712,216	3,177,017
Other assets	123,596	165,198

TOTAL ASSETS	$23,891,328	$34,247,862

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$481,257	$1,581,347
Accrued expenses	1,658,753	3,946,111
Current portion of capital lease	60,567	60,871
Customer deposits	9,306	95,588
Derivative liabilities	47,314,427	41,089,580
TOTAL CURRENT LIABILITIES	49,524,310	46,773,497

Capital lease, net of current portion	24,535	58,572
TOTAL LIABILITIES	49,548,845	46,832,069

COMMITMENTS AND CONTINGENCIES (SEE NOTE 12)

STOCKHOLDERS’ DEFICIT
Series A convertible preferred stock, $.001 par value, 1,000,000 shares authorized and designated, 0 and 1 share issued and outstanding, respectively, no liquidation value	-	-
Common stock, $.0001 par value, 750,000,000,000 shares authorized, 4,769,482,333 and 6 shares issued and outstanding, respectively (See Note 9)	476,948	-
Additional paid-in capital	4,672,731	846,943
Accumulated deficit	(30,807,196)	(13,431,150)
TOTAL STOCKHOLDERS’ DEFICIT	(25,657,517)	(12,584,207)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$23,891,328	$34,247,862

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2016	2015 (As Revised)	2016	2015 (As Revised)
SALES, NET:
Wholesale and online sales, net	$1,369,415	$2,050,463	$3,259,192	$2,977,732
Retail sales, net	1,577,963	960,840	3,424,414	1,502,192
Grocery sales, net	510,256	-	510,256	-
Total Sales	3,457,634	3,011,303	7,193,862	4,479,924

Cost of sales wholesale and online	1,510,005	1,206,050	3,004,212	2,697,811
Cost of sales retail	654,975	445,555	1,410,730	604,904
Cost of sales grocery	312,266	-	312,266	-
GROSS PROFIT	980,388	1,359,698	2,466,654	1,177,209
		.
EXPENSES:
Advertising	25,807	67,398	75,539	172,575
Selling, general and administrative	2,713,728	3,437,503	5,538,221	6,162,530
Impairment of goodwill and intangible assets	1,977,829	-	1,977,829	-
Retail store and kiosk closing costs	311,855	96,801	333,259	614,963
Total operating expenses	5,029,219	3,601,702	7,924,848	6,950,068
Operating loss	(4,048,831)	(2,242,004)	(5,458,194)	(5,772,859)

OTHER INCOME (EXPENSES):
Amortization of debt discounts	-	(77,129)	-	(112,046)
Amortization of deferred financing costs	-	(477,869)	-	(765,237)
Gain on warrant repurchases	1,752,263	-	1,752,263	-
Non-cash change in fair value of derivative liabilities	1,105,042	1,944,441	(13,676,997)	2,195,267
Stock-based expense in connection with waiver agreements	-	(2,113,889)	-	(2,113,889)
Interest income	7,534	-	16,574	1,316
Interest expense	(5,154)	(26,799)	(9,692)	(78,206)
Interest expense-related party	-	(30,333)	-	(70,333)
Total other income (expense)	2,859,685	(781,578)	(11,917,852)	(943,128)

NET LOSS	$(1,189,146)	$(3,023,582)	$(17,376,046)	$(6,715,987)

LOSS PER SHARE -BASIC AND DILUTED	$(0.00)	$(604,716)	$(0.09)	$(1,678,997)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	380,825,178	5	190,412,816	4

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2016	1	$-	6	$-	$846,943	$(13,431,150)	$(12,584,207)

Issuance of common stock in connection with cashless exercise of Series A warrants	-	-	4,769,482,301	476,948	3,761,613	-	4,238,561
Issuance of common stock in connection with conversion of Series A convertible preferred stock	(1)	-	26	-	-	-	-
Stock-based compensation expense	-	-	-	-	64,175	-	64,175
Net loss	-	-	-	-	-	(17,376,046)	(17,376,046)
Balance – June 30, 2016	-	$-	4,769,482,333	$476,948	$4,672,731	$(30,807,196)	$(25,657,517)

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2016	2015 (As Revised)
OPERATING ACTIVITIES:

Net loss	$(17,376,046)	$(6,715,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in allowances for bad debt	18,933	-
Depreciation and amortization	150,082	209,330
Loss on disposal of assets	100,765	289,638
Gain on warrant repurchases	(1,752,263)	-
Amortization of debt discounts	-	112,046
Amortization of deferred financing cost	-	765,237
Write-down of obsolete and slow moving inventory	485,098	70,657
Stock-based compensation expense	64,175	538,263
Stock-based expense in connection with waiver agreements	-	2,113,889
Impairment of goodwill and intangible assets	1,977,829	-
Non-cash change in fair value of derivative liabilities	13,676,997	(2,195,267)
Changes in operating assets and liabilities:
Due from merchant credit card processors	30,671	45,759
Accounts receivable	(87,237)	39,701
Inventories	119,329	793,239
Prepaid expenses and vendor deposits	320,890	174,491
Other assets	41,602	(70,187)
Accounts payable	(1,100,090)	(266,914)
Accrued expenses	(2,325,279)	348,345
Customer deposits	(83,282)	(47,479)
NET CASH USED IN OPERATING ACTIVITIES	(5,737,826)	(3,795,239)

INVESTING ACTIVITIES:
Acquisition of grocery store business	(2,910,612)	-
Cash received in connection with Merger	-	136,468
Collection of loan receivable	-	467,095
Purchases of property and equipment	(6,491)	(155,219)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES:	(2,917,103)	448,344

FINANCING ACTIVITIES:
Proceeds from private placement of common stock and warrants, net of offering costs	-	2,941,960
Payments for repurchase of Series A warrants	(1,461,326)
Payment of offering costs in connection with convertible notes payable	-	(196,250)
Proceeds from issuance of senior convertible notes payable	-	1,662,500
Principal payments on term loan payable	-	(495,981)
Principal payments of capital lease obligations	(34,341)	(16,438)
Proceeds from loan payable from Vaporin, Inc.	-	350,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,495,667)	4,245,791

(DECREASE) INCREASE IN CASH	(10,150,596)	898,896
CASH — BEGINNING OF YEAR	27,214,991	471,194
CASH — END OF YEAR	$17,064,395	$1,370,090

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$9,692	$59,077
Cash paid for income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cashless exercise of common stock purchase warrants	$4,238,561	$-
Recognition of debt discount in connection with convertible note issuance	$-	$-
Purchase of equipment through capital lease obligation	$-	$-
Contribution of note and interest payable to Vaporin to capital in connection with the Merger	$-	$-

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2016	2015
Purchase Price Allocation in connection with the Vaporin Inc. Merger:
Cash	$-	$136,468
Accounts receivable	-	81,256
Merchant credit card processor receivable	-	201,141
Prepaid expense and other current assets	-	28,021
Inventory	-	981,558
Property and equipment	-	206,668
Accounts payable and accrued expenses	-	(779,782)
Derivative liabilities	-	(49,638)
Notes payable, net of debt discount of $54,623	-	(512,377)
Notes payable – related party	-	(1,000,000)
Net liabilities assumed	$-	$(706,685)

Consideration:
Value of common stock issued	$-	$17,028,399
Excess of liabilities over assets assumed	-	706,685
Total consideration	$-	17,735,084
Amount allocated to goodwill	-	(15,654,484)
Amount allocated to identifiable intangible assets		(2,080,600)
Remaining unallocated consideration	$-	$-

Preliminary Purchase Price Allocation in connection with the grocery store acquisition:

Amount allocated to goodwill	$1,734,683	$-
Property and equipment	957,326	-
Inventory	253,524	-
Accrued expenses	(34,921)	-
Cash used in the grocery store acquisition	$2,910,612	$-

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. ORGANIZATION, GOING CONCERN, AND BASIS OF PRESENTATION

Organization

Vapor Corp. (the “Company” or “Vapor”) is a retailer of vaporizers, e-liquids and electronic cigarettes. The Company operates fourteen vape retail stores in the Southeast of the United States of America. Vapor offers e-liquids, vaporizers, e-cigarettes and related products through its vape retail stores and online.

On June 1, 2016, the Company acquired the business assets of Ada’s Whole Food Market LLC, a natural and organic grocery store, through its wholly owned subsidiary Healthy Choice Markets, Inc. The grocery store has been a leader in the natural grocery market in the Ft. Myers, Florida for the past 40 years, offering fresh, natural and organic products and specializing in facilitating a healthy, well balanced lifestyle. In addition to a comprehensive selection of vitamins and health & beauty, the grocery store provides a fresh café and an organic juice bar.

Going Concern and Liquidity

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

In July 2015, the Company closed a registered public offering of 3,761,657 Units (the “Units”). Collectively, the Units consisted of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) convertible into shares of common stock and Series A Warrants exercisable into 54 shares of common stock (the “Series A Warrants”). The Units separated into the Series A Preferred Stock and Series A Warrants as of January 25, 2016. See Note 9- Stockholders’ Deficit – Series A Unit Public Offering.

Holders of Series A Warrants may exercise such warrants by paying the exercise price in cash or, in lieu of payment of the exercise price in cash by electing to receive a cash payment from us (subject to certain conditions not being met by the Company) equal to the Black Scholes Value (as defined in the Series A Warrant) of the number of shares of the Company’s common stock (the “Common Stock”) the holder elects to exercise, which we refer to as the Black Scholes Payment; provided, that we have discretion as to whether to deliver the Black Scholes Payment or, subject to meeting certain conditions, to deliver shares of Common Stock. The number of shares of Common Stock that the Company is obligated to issue in connection with the exercise of the Series A Warrants is based on the closing bid price of the Common Stock two trading days prior to the date of exercise.

On May 2, 2016, the OTCBQB staff notified the Company that, based upon its non-compliance with the minimum $0.01 bid price requirement for the prior 30 consecutive business days, the Company – in accordance with the OTCQB Standards – has been provided a grace period, through October 31, 2016, to regain compliance with the minimum bid price requirement. If the Company’s common stock bid price does not close at or above $0.01 for a period of ten consecutive trading days prior to October 31, 2016, the Company will be moved to the OTC Pink marketplace. If a delisting from OTCQB took place, the Company would no longer meet the “Equity Conditions” required to issue Common Stock to fulfill a cashless exercise pursuant to Section 1(d) of the Series A Warrants. If the Company fails to meet certain conditions set forth in the Series A Warrants, the Company may be required to elect to make cash payments to satisfy its obligations pursuant to the Series A Warrants.

On June 24, 2016, the Company determined that it had insufficient shares of Common Stock authorized to allow for the exercise of the Series A Warrants or stock options, or allow the conversion of the Series A Preferred Stock. On August 4, 2016 an amendment to the Company’s Amended and Restated Certificate of Incorporation was filed to increase the number of shares of the authorized common stock from 5,000,000,000 to 750,000,000,000. If all of the warrants were exercised simultaneously at stock price lower than $0.0001, then the Company would not have sufficient authorized common stock to satisfy all the warrant exercises and it may be required to use cash to pay warrant holders. Since we cannot predict the future stock price and when the warrant holders will exercise warrants and sell the underlying common shares, management cannot predict if the Company will have sufficient cash resources to satisfy its obligation to the current warrant holders. The amounts payable to the holders of the Series A Warrants if all such warrants were fully exercised as of August 12, 2016 on a cashless basis would be approximately $72.1 million, using a Black Scholes Value of approximately $1,515,080 per Series A Warrant.

The Company reported a net loss of approximately $17.4 million for the six months ended June 30, 2016. The Company also had negative working capital of approximately $31 million and a stockholders’ deficit of approximately $25.7 million as of June 30, 2016. The Company expects to continue incurring operating losses for the foreseeable future and may need to satisfy exercises of Series A Warrants on a cashless basis. Accordingly, the material uncertainty related to the exercise of Series A Warrants and the sufficiency of cash reserves to satisfy obligations related to such exercises raises substantial doubt about the Company’s ability to continue as a going concern.

Basis of Presentation and Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The unaudited condensed consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of the financial statement date.

The unaudited condensed consolidated financial statements include the accounts of Vapor and its wholly-owned subsidiaries, Vaporin, Inc. (“Vaporin”), The Vape Store, Inc. (“Vape Store”), Smoke Anywhere U.S.A., Inc. (“Smoke”), Emagine the Vape Store, LLC (“Emagine”), IVGI Acquisition, Inc., Vapormax Franchising LLC., Vaporin LLC., Vaporin Florida, Inc., and Health Choice Markets, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

On February 1, 2016, the Company filed an amendment to its Certificate of Incorporation to increase its authorized Common Stock to 5,000,000,000, and change the par value to $0.0001. On March 4, 2016, the Company filed an amendment to its Certificate of Incorporation to effectuate a one-for-seventy reverse stock split to its Common Stock. On June 1, 2016, the Company filed an amendment to its Certificate of Incorporation to effectuate a one-for-twenty thousand reverse stock split to its Common Stock. On August 4, 2016 the Company filed an amendment to its Amended and Restated Certificate of Incorporation to increase the number of shares of the authorized common stock from 5,000,000,000 to 750,000,000,000. All warrant, convertible preferred stock, option, Common Stock shares and per share information included in these unaudited condensed consolidated financial statements gives retroactive effect to the aforementioned reverse splits of the Company’s Common Stock. See Note 9- Stockholders’ Deficit for additional details regarding the Company’s authorized capital.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2016. Certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements for the three months and six months ended June 30, 2016 and 2015 and notes included herein should be read in conjunction with the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K for such year as filed with the SEC on April 8, 2016.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior period amounts in the unaudited condensed consolidated financial statements have been reclassified to conform to the current period’s presentation. No changes to the Company’s net loss were made as a result of such reclassifications.

Use of Estimates in the Preparation of the Financial Statements

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of net revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include allowances, reserves and write-downs of receivables and inventory, valuing equity securities and hybrid instruments, share-based payment arrangements, and deferred taxes and related valuation allowances, and the valuation of assets and liabilities in business combinations. Certain of our estimates could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and records adjustments when necessary.

Revenue Recognition

The Company recognizes revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.

Vapor product sales revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped, title passes to customers and collection is reasonably assured. Vapor retail sales revenues are recorded at the point of sale when both title and risk of loss is transferred to the customer. Return allowances, which reduce product revenue, are estimated using historical experience. Vapor revenue from product sales and services rendered is recorded net of sales and consumption taxes.

The Company periodically provides incentive offers to its customers to encourage vapor product purchases. Such offers include discounts and rebates. Discounts offered to wholesale and distributor customers are reflected as a reduction to the sales price. Rebate offers, when accepted by customers, are generally calculated as a percentage of the product sold by the customer and are recorded as a reduction in net sales.

Grocery merchandise sales are recognized at the point of sale to the customer. Sales tax is excluded from revenue. Discounts provided to customers through in-store and manufacturers coupons and loyalty programs are recognized as a reduction of sales as the products are sold.

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

Fair Value Measurements

The Company applies the provisions of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”). The Company’s short term financial instruments include cash, due from merchant credit card processors, accounts receivable, accounts payable and accrued expenses, each of which approximate their fair values based upon their short term nature. The Company’s other financial instruments include notes payable obligations and derivative liabilities. The carrying value of these instruments approximates fair value, as they bear terms and conditions comparable to market value, for obligations with similar terms and maturities.

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

Recently Issued Accounting Pronouncements

In April 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-10 (Topic 606) “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (“ASU2-16-10”). ASU 2016-10 clarifies the principle for determining whether a good or service is “separately identifiable” from other promises in the contract and, therefore, should be accounted for as a separate performance obligation. In that regard, ASU 2016-10 requires that an entity determine whether its promise is to transfer individual goods or services to the customer, or a combined item (or items) to which the individual goods and services are inputs. In addition, ASU 2016-10 categorizes intellectual property, or IP, into two categories: “functional” and “symbolic.” Functional IP has significant standalone functionality. All other IP is considered symbolic IP. Revenue from licenses of functional IP is generally recognized at a point in time, while revenue from licenses of symbolic IP is recognized over time. ASU 2016-10 has the same effective date and transition requirements as ASU 2014-09, as amended by ASU 2015-14. The Company is currently evaluating the effect that adoption of ASU 2016-10 will have on its consolidated financial statements or disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”). ASU 2016-09 requires an entity to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating ASU 2016-09 and its impact on its consolidated financial statements or disclosures.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU amends the principal versus agent guidance in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was issued in May 2014 (“ASU 2014-09”). The effective date and transition requirements for the amendment to ASU 2014-09 are the same as those of ASU 2014-09, which was deferred for one year by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. That is, the guidance under these standards is to be applied using a full retrospective method or a modified retrospective method, as outlined in the guidance, and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted only for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the provisions of each of these standards and assessing their impact on the Company’s condensed consolidated financial statements and disclosures.

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

Note 3. ACQUISITION OF ADA’S WHOLE FOOD MARKET

On June 1, 2016, the Company’s wholly owned subsidiary Health Choice Markets Inc., entered into a Business Sale Agreement with Ada’s Whole Food Market LLC (the “Seller”) to purchase the certain operating assets and assumed certain payables and a store lease obligation related to that constituted the business of Ada’s Natural Market grocery store (the “Grocery Acquisition”). The Company operates the grocery store under the same name, location, and management. The Company also entered into an employment agreement with the store manager.

The purchase consideration paid to the Seller was allocated to the preliminary fair value of the net tangible assets acquired, with the remainder recorded as goodwill on a preliminary basis. Goodwill recognized from the transaction mainly represented the expected operational synergies upon acquisition of the combined entity and intangibles not qualifying for separate recognition. Goodwill is not expected to be deductible for income tax purposes in the tax jurisdiction of the acquired business. The preliminary purchase price allocation was based, in part, on management’s knowledge of Ada’s Natural Market business and the results of a third party appraisal commissioned by management for equipment.

Purchase Consideration
Consideration paid:	$2,910,612

Tangible assets acquired and liabilities assumed at fair value
Property and equipment	$500,225
Leasehold improvements	457,101
Inventory	253,524
Accrued expenses	(34,921)
Net tangible assets acquired	$1,175,929

Total preliminary allocation to goodwill	$1,734,683

The following presents the unaudited pro-forma combined results of operations of the Company with Ada’s Whole Food Market and Vaporin as if both Acquisitions occurred on January 1, 2015.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Wholesale sales, net	$1,369,415	$2,050,463	$3,259,192	$3,368,754
Retail sales, net	$1,577,963	$960,840	$3,424,414	$2,227,433
Grocery sales, net	$1,749,374	$1,879,628	$3,812,070	$4,231,757
Net loss	$(1,074,061)	$(2,828,686)	$(17,105,232)	$(7,576,596)
Net loss per share	$(0.00)	$(565,737.20)	$(0.09)	$(1,894,149.00)
Weighted average number of shares outstanding	380,825,178	5	190,412,816	4

The unaudited pro-forma results of operations are presented for information purposes only and are based on estimated financial operations. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2015 or to project potential operating results as of any future date or for any future periods.

Note 4. SEGMENT INFORMATION

Prior to the second quarter of 2016, the Company had a single reportable business segment, as it was a distributor and retailer of vapor products including vaporizers, e-liquids and electronic cigarettes. On June 1, 2016, the Company completed the Grocery Acquisition (See Note 3) and added a reportable segment. Management determines the reportable segments based on the internal reporting used by our Chief Operating Decision Makers to evaluate performance and to assess where to allocate resources. The Company evaluates segment performance based on the segment gross profit before corporate expenses. Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Three Months Ended
	Net Sales		Segment Gross Profit
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Vapor	$2,947,378	$3,011,303	$782,398	$1,359,698
Grocery	510,256	-	197,990	-
Total	$3,457,634	$3,011,303	980,388	1,359,698
Corporate Expenses			5,029,219	3,601,702
Operating Income			(4,048,831)	(2,242,004)
Other Income (Expense)—Net			2,859,685	(781,578)
Net loss			$(1,189,146)	$(3,023,582)

	Six Months Ended
	Net Sales		Segment Operating Profit
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Vapor	$6,683,606	$4,479,924	$2,268,664	$1,177,209
Grocery	510,256	-	197,990	-
Total	$7,193,862	$4,479,924	2,466,654	1,177,209
Corporate Expenses			7,924,848	6,950,068
Operating Income			(5,458,194)	(5,772,859)
Other Income (Expense)—Net			(11,917,852)	(943,128)
Net loss			$(17,376,046)	$(6,715,987)

For the three months ended June 30, 2016 depreciation and amortization was $ 61,881 and $17,453 for Vapor and Grocery, respectively. For the six months ended June 30, 2016 depreciation and amortization was $132,627 and $17,453 for Vapor and Grocery, respectively. For the three months ended June 30, 2016, the Company had impairment of goodwill and intangible assets of $1,977,829 and $0 for Vapor and Grocery, respectively.

Note 5. MERGER WITH VAPORIN, INC.

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

The following presents the unaudited pro-forma combined results of operations of the Company with Vaporin as if the Merger occurred on January 1, 2015.

For the Six Months Ended June 30, 2015

Wholesale and online revenues	$3,368,754
Retail revenues	$2,227,433
Net loss	$(8,113,718)
Net loss per share	$(2,028,429.50)
Weighted Average number of shares outstanding	4

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2015 or to project potential operating results as of any future date or for any future periods.

Note 6. RETAIL VAPOR STORES AND KIOSKS

Retail Stores

During 2015, the Company acquired the assets and business operations of established retail vapor stores. The purchase prices were generally allocated to inventory, leasehold improvements, fixtures, security deposits, intangible assets, and goodwill. No liabilities were assumed from the sellers and the Company has no obligation to retain existing employees.

The Company holds back a portion of the sellers’ purchase price for three to six months during the operational transition period (the “hold back period”). If the stores’ gross minimum revenues during the holdback period do not reach an amount agreed upon by the Company and the respective seller at closing, then the hold back amount due to the seller is reduced in the final settlement. The holdback amount due to sellers of $860,000 was recorded in accrued liabilities at December 31, 2015 as the achievement of the minimum revenue milestones are considered probable. The hold back liability is considered contingent consideration recorded at fair value at each respective acquisition date and is re-measured each reporting period. During the six months ended June 30, 2016, the Company made $220,000 of aggregate holdback payments and the remaining holdback amount as of June 30, 2016 included in accrued expenses is $640,000.

The accounting and reporting of the acquired vape retail store operations were fully integrated into the Company at dates of the individual acquisitions and it is impracticable to separate them. Unaudited pro-forma combined results of operations of the Company are not presented, as it is unfeasible to obtain complete, reliable and financial information prepared in accordance with GAAP. The prior owners of the retail store businesses were individuals without reporting requirements and, accordingly, the financial data available is incomplete, inconsistent, and the presentation would not add value to the Company’s pro-forma financial disclosure.

During the fourth quarter of 2015, the Company ceased its plans to increase the number of vape retail stores due to adverse industry trends and increasing federal and state regulations. After evaluating retail store operations, management decided to close one of its Atlanta area vape retail stores on February 15, 2016 and five of its Orlando, Florida retail vapor stores were closed between May 31, and June 30, 2016. In connection with the vape retail store closing, for the six months ended June 30, 2016, the Company incurred approximately $333,259 of exit costs including $175,707 of settlement of non-cancellable lease obligations, and $101,768 of loss on abandonment or disposal of property and equipment, and $56,795 loss on write-off of inventory and employee severance costs.

Note 7. GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the premium paid over the fair value of the intangible and net tangible assets acquired in the Merger and other retail and grocery store business acquisitions. The Company assesses the carrying value of its goodwill on at least an annual basis. At December 31, 2015 and June 30, 2016, management assessed relevant events and circumstances in evaluating whether it was more likely than not that its fair values were less than the respective carrying amounts of the acquired subsidiaries pursuant to ASC 350, “Intangibles, Goodwill and Other”. The Company then evaluated the carrying value of its goodwill by estimating the fair value of its consolidated business operations through the use of discounted cash flow models, which required management to make significant judgments as to the estimated future cash flows. During the fourth quarter of 2015, the Company revised its plans to increase the number of vape retail stores due to changes in the industry and increasing federal and state regulations that may potentially reduce both wholesale and retail revenues. The ceased vape retail store expansion plan and potential reduction in revenue resulting from pending regulations adversely impacted the Company’s projected cash flows and profits. Accordingly, the Company’s goodwill was evaluated for impairment. During the six months ended June 30, 2016, the Company’s wholesale and online operations did not generate positive cash flows and are projected to continue incurring operating losses for the foreseeable future. As a result of such analyses, the Company concluded that goodwill was impaired and recorded an impairment charges of $1,199,484 for the six months ended June 30, 2016.

The changes in the carrying amount of goodwill for the six months ended June 30, 2016 and the year ended December 31, 2015 are as follows:

June 30, 2016
Beginning balance	$3,177,017
Goodwill recognized from the Merger	-
Goodwill recognized from acquired retail businesses	-
Goodwill recognized from acquired grocery store business	1,734,683
Impairment of goodwill	(1,199,484)

Ending balance	$3,712,216

The Company records an impairment charge on its intangible assets if it determines that their carrying value may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted cash flows resulting from the use of the asset and its eventual disposition. When the Company determines that the carrying value of its intangible assets may not be recoverable, the Company measures the potential impairment based on a projected discounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in its current business model. An impairment loss is recognized only if the carrying amount of the intangible assets exceeds its estimated fair value. An impairment charge is recorded to reduce the pre-impairment carrying amount of the intangible assets to their estimated fair value. Determining the fair value is highly judgmental in nature and requires the use of significant estimates and assumptions considered to be Level 3 fair value inputs, including anticipated future revenue opportunities, operating margins, and discount rates, among others. The estimated fair value of the intangible assets was determined based on the income approach, as it was deemed to be most indicative of the Company’s fair value in an orderly transaction between market participants. During the six months ended June 30, 2016, the Company determined its trade names and technology carrying value exceeded the potential cash flow from their disposition. The Company recorded an impairment charge of $778,345. Subsequent to June 30, 2016, the Company entered into a sale and license agreement for its trade names for consideration of $100,000. The changes in the carrying amount of intangible assets for the six months ended June 30, 2016 are as follows:

	Trade Names and Technology	Customer Relationships	Assembled Workforce	Total
Beginning balance, January 1, 2016	$929,000	$-	$-	$929,000
Accumulated amortization	(50,655)	-	-	(50,655)
Impairment	(778,345)	-	-	(778,345)
Ending balance, June 30, 2016	$100,000	$-	$-	$100,000

Note 8. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	June 30, 2016	December 31, 2015

Commissions payable	$53,499	$196,096
Retirement plan contributions	77,002	77,861
Accrued severance	-	51,145
Accrued customer returns	312,647	435,832
Accrued payroll	81,289	46,325
Accrued settlements and royalty fees	160,980	1,900,000
Accrued legal and professional fees	189,570	191,643
Accrued vape retail store hold back payments from acquisitions	640,000	860,000
Other accrued liabilities	143,766	187,209
Total	$1,658,753	$3,946,111

See Note 6 - Retail Stores and Kiosks for more information related to accrued vape retail store hold back payments from acquisitions. See Note 11 – Commitments and Contingencies – Legal Proceedings for additional information related to the accrual of legal settlements and royalty fees.

Note 9. STOCKHOLDERS’ DEFICIT

Reverse Splits

On July 7, 2015, the Company filed an amendment to its Certificate of Incorporation to effectuate a one-for-five reverse stock split to its Common Stock. On February 1, 2016, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to (i) effect a reverse stock split of the Common Stock at a ratio between 1-for-10 and 1-for-70, such ratio to be determined by the Board, (ii) reduce the par value of the Common Stock from $0.001 to $0.0001 and (iii) increase the number of authorized shares of the Common Stock from 500,000,000 shares to 5,000,000,000 shares. Each share entitles the holder to one vote. On March 8, 2016, the Board effected a reverse stock split of the Common Stock at a ratio of 1-for-70. On March 21, 2016, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Common Stock at a ratio between 1-for-10,000 and 1-for-20,000, such ratio to be determined by the Board. On June 1, 2016, the Board effected a reverse stock split of the Common Stock at a ratio of 1-for-20,000.

Series A Preferred Stock Conversions

On January 25, 2016, the Units sold pursuant to the Company’s July 2015 registered offering automatically separated into 1 share of Series A Preferred Stock and Series A Warrants, exercisable into 54 shares of common stock. From January 25, 2016 through June 30, 2016, 1 share of Series A Preferred Stock was converted and the Company issued 26 shares of Common Stock to settle these conversions.

Compensatory Common Stock Summary

The Company did not recognize stock-based compensation expense related to compensatory Common Stock three months ended June 30, 2016 and 2015. During the six months ended June 30, 2016 and 2015, the Company recognized stock-based compensation expense related to compensatory Common Stock in the amount of $52,000 and $465,067, respectively. Stock-based compensation expense is included as part of selling, general and administrative expense in the accompanying condensed consolidated statements of operations. As of June 30, 2016, there was no unamortized expense remaining related to stock awards because the remaining non-vested shares vested on April 1, 2016.

A summary of compensatory Common Stock activity for the six months ended June 30, 2016 is presented below:

Weighted
Average
		Issuance Date	Total
	Number of	Fair Value	Issuance Date
	Shares	Per Share	Fair Value
Non-vested, January 1, 2016	3	$43,333	$130,000
Granted	-	-	-
Vested	(3)	(43,333)	(130,000)
Forfeited	-	-
Non-vested, June 30, 2016	-	$-	$-

Warrants

On May 2, 2016, the OTC Markets notified the Company that, based upon its non-compliance with the minimum $0.01 bid price requirement for the prior 30 consecutive business days, the Company – in accordance with the OTC Markets Listing Rules – is provided a grace period, through October 29, 2016, to regain compliance with the minimum bid price requirement.

On May 3, 2016, the Series A Warrant Standstill Agreements (the “Amended Standstill Agreements”) were amended and restated pursuant to which, among other things, each holder of the Series A Warrants agreed not to exercise their Series A Warrants pursuant to the "cashless exercise" provisions of the Series A Warrants prior to the earlier of (1) June 2, 2016, or (2) the date the Company completes its previously approved 70 for 1 reverse stock split. Pursuant to the terms of the Amended Standstill Agreements, the holders agree to receive only common stock (and not cash) pursuant to any exercise of their Series A Warrants until the date of the 20,000 for 1 reverse stock split. For the period through the Standstill Date, the number of Series A Warrants the Holders would have been permitted to exercise will roll over and cumulated and was exercisable after the Standstill Date. More than 85% of the Series A Warrants are subject to the Amended Standstill Agreement.

On May 4, 2016, the Company determined that it had insufficient shares of Common Stock authorized to allow for the exercise of Series A Warrants or stock options, or allow the conversion of the Series A Preferred Stock. The Company received the necessary approval from FINRA to implement a reverse stock split filed an amendment to its Certificate of Incorporation to effectuate a one-for-twenty thousand reverse stock split to its Common Stock on June 1, 2016.

On June 21, 2016, the Series A Warrant Standstill Agreements were amended and restated to permit the repurchase or exchange of the Series A Warrants in certain additional circumstances (the “Amended Standstill Agreements”). These circumstances include the repurchase of the Series A Warrants below a certain price per warrant and pursuant to the terms of the recently announced exchange offer for the Series A Warrants. In addition, pursuant to the terms of the Amended Standstill Agreements, the Holders agreed in certain circumstance to receive only common stock (and not cash) pursuant to an exercise pursuant to Section 1(d) of their Series A Warrants. Those circumstances include if the Company is deemed not to meet the "Equity Conditions" of the Series A Warrants because of the failure of the closing price of the Company Common Stock to be at or above $0.01 per share.

On June 24, 2016, the Company determined that it had insufficient shares of Common Stock authorized to allow for the exercise of its warrants or stock options, or allow the conversion of preferred stock. On August 4, 2016, the Company received the approval from its stockholders to increase the authorized common stock to 750 billion shares and the Certificate of Amendment to the Company’s Certificate of Incorporation was filed. If all of the warrants were exercised simultaneously at stock price lower than $0.0001, then the Company would not have sufficient authorized common stock to satisfy all the warrant exercises and it may be required to use cash to pay warrant holders. Since we cannot predict the future stock price and when the warrant holders will exercise warrants and sell the underlying common shares, management cannot predict if the Company will have sufficient cash resources to satisfy its obligation to the current warrant holders. If all of the outstanding Series A Warrants were fully exercised on June 30, 2016, the amounts payable to the holders of the Series A Warrants would be approximately $72.3 million, using a Black Scholes Value of $1,514,637 per Series A Warrant. The approximately 723 billion shares issuable upon full exercise of the Company’s 48 outstanding Series A Warrants is calculated (1) using a Black Scholes Value of $1,514,637 per share and a closing stock price of $0.0001 per share and (2) assuming the Company delivers only common stock upon exercise of the Series A Warrants and not cash payments as permitted under the terms of the Series A Warrants.

A summary of warrant activity for the six months ended June 30, 2016 is presented below:

Number of Warrants
Outstanding at January 1, 2016	54
Warrants granted	-
Warrants exercised	(4)
Warrants exchanged	(2)
Warrants forfeited or expired	-

Outstanding at June 30, 2016	48

Exercisable at June 30, 2016	48

See Note 10 – Fair Value Measurements for additional details related to the Series A Warrants that were exercised or exchanged during the six months ended June 30, 2016. The remaining Series A Warrants purchase 48 shares of common stock have an exercise price of $1,736,000 per warrant and have a remaining term of 4.1 years at June 30, 2016.

Stock-Based Compensation

Stock Options

During the three months ended June 30, 2016 and 2015, the Company recognized stock-based compensation expense in the amount of $5,389 and $30,689, respectively. During the six months ended June 30, 2016 and 2015, the Company recognized stock-based compensation expense of $12,175 and $73,196, respectively, in connection with the amortization of stock option expense. Stock-based compensation expense is included as part of selling, general and administrative expense in the accompanying condensed consolidated statements of operations. At June 30, 2016, the amount of unamortized stock-based compensation expense associated with unvested stock options granted to employees, directors and consultants was approximately $22,000 which will be amortized over a weighted average period of 1.1 years.

Loss per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted loss per share is computed using the weighted average number of shares of Common Stock outstanding and, if dilutive, potential shares of Common Stock outstanding during the period. Potential common shares consist of the incremental shares of Common Stock issuable upon (a) the exercise of stock options (using the treasury stock method); (b) the vesting of restricted stock units; (c) the conversion of Series A Preferred Stock; (d) the exercise of warrants (using the if-converted method), and (e) convertible notes payable. For the six months ended June 30, 2016 and 2015, diluted loss per share excludes the potential shares of Common Stock, as their effect is antidilutive. The following table summarizes the Company’s securities that have been excluded from the calculation of basic and dilutive loss per share as their effect would be anti-dilutive:

	June 30, 2016	June 30, 2015

Warrants	48	-
Total	48	-

Note 10. FAIR VALUE MEASUREMENTS

The fair value framework under FASB’s guidance requires the categorization of assets and liabilities into three levels based upon the assumptions used to measure the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3, if applicable, would generally require significant management judgment. The three levels for categorizing assets and liabilities under the fair value measurement requirements are as follows:

●	Level 1: Fair value measurement of the asset or liability using observable inputs such as quoted prices in active markets for identical assets or liabilities;

●	Level 2: Fair value measurement of the asset or liability using inputs other than quoted prices that are observable for the applicable asset or liability, either directly or indirectly, such as quoted prices for similar (as opposed to identical) assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

●	Level 3: Fair value measurement of the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.

The following table summarizes the liabilities measured at fair value on a recurring basis as of June 30, 2016:

	Level 1	Level 2	Level 3	Total
LIABILITIES:

Warrant liabilities	$-	$-	$47,314,427	$47,314,427
Total derivative liabilities	$-	$-	$47,314,427	$47,314,427

The following table summarizes the liabilities measured at fair value on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Warrant liabilities	$-	$-	$41,089,580	$41,089,580
Total derivative liabilities	$-	$-	$41,089,580	$41,089,580

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

The Company deems financial instruments to be derivative instruments if they (a) do not have fixed settlement provisions; or (b) have potential cash settlement provisions which are not within the Company’s control. The Common Stock purchase warrants (a) issued by the Company in connection with the Merger; (b) issued in connection with the 2015 private placement of Common Stock and warrants; (c) granted in connection with certain 2015 waivers agreements; and (d) issued in connection with the July 2015 underwritten offering; have all been deemed to be derivative liabilities. In accordance with FASB ASC Topic No. 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Stock” (“ASC 815”), the embedded conversion options and the warrants were accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. In accordance with ASC 815, the Company has bifurcated the conversion feature of the warrant derivative instruments and recorded derivative liabilities on their issuance date. The Company used a Monte Carlo model and a Binomial Lattice model to value the derivative liabilities. These derivative liabilities are then revalued on each reporting date.

The Company’s derivative liabilities are carried at fair value and were classified as Level 3 in the fair value hierarchy due to the use of unobservable inputs, including the likelihood transactions limiting warrant holder payments, and factors limiting the exercise of warrants.

During the six months ended June 30, 2016, Series A warrants to purchase an aggregate of 4 and 2 shares of Common Stock which had been accounted for as a derivative liability were exercised and exchanged, respectively. The exercised warrants had an aggregate exercise date value of $4,238,561 which was reclassified to stockholders’ deficit. The exchanged warrants had an aggregate value at exchange date of $3,213,589 which was derecognized and the Company paid $1,461,326 of cash plus Series B warrants with a nominal value, with a resulting extinguishment gain of $1,752,263. The terms of the Series B warrant were set, but the warrants have not been issued. During the six months ended June 30, 2016, certain holders of Series A Warrants executed Standstill Agreements, which were subsequently amended and restated whereby the holders agreed not to exercise Series A Warrants for a specified period of time and under certain circumstances.

The following tables summarizes the values of certain assumptions used by the Company’s custom models to estimate the fair value of the warrant liabilities during the six months ended June 30:

June 30, 2016
Stock price	$0.00-756,000.00
Strike price	$1,540,000 – $1,736,000
Remaining term (years)	3.67 - 4.54
Volatility	126% -1202%
Risk-free rate	0.71% -1.46%
Dividend yield	0.0%

June 30, 2015
Stock price	$2,254,000
Strike price	$1,680,000-$3,500,000
Remaining term (years)	0.50 – 5.00
Volatility	108%
Risk-free rate	0.03% -2.82%
Dividend yield	0.0%

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015 As Revised
Balance at January 1,	$41,089,580	$-
Warrants issued	-	835,329
Warrant exercises	(4,238,561)	-
Warrants exchanged	(3,213,588)	-
Embedded conversion options issued	-	248,359
Change in fair value of derivative liabilities	13,676,996	2,195,267
Ending balance	$47,314,427	$3,058,955

Note 11. COMMITMENTS AND CONTINGENCIES

Employment and Consulting and Other Related Party Agreements

On April 8, 2016, Gregory Brauser informed the Board of his decision to resign from the Board and as President of the Company. Mr. Brauser’s resignation was not due to any disagreement with the Company on any matters relating to the Company’s operations, policies or practices.  Through GAB Management Group, Inc., Mr. Brauser will serve as a consultant to the Company pursuant to an Executive Services Consulting Agreement dated as of April 11, 2016 (the “Consulting Agreement”), the term of which is two years. Under the Consulting Agreement, GAB Management Group, Inc., will receive the following benefits in connection with consulting services that its principal, Mr. Brauser, will provide to the Company beginning on April 11, 2016: (1) an engagement fee of

$50,000 payable at the time the Consulting Agreement is executed, and (2) thereafter monthly installments of $10,000 for 24 months. Subsequent to June 30, 2016, the Company paid $80,000 pursuant to the Consulting Agreement.

On August 13, 2015, the Company entered into consulting agreements with each of GRQ Consultants, Inc. and Grander Holdings, Inc. Pursuant to its consulting agreement, GRQ Consultants, Inc. was to primarily focus on investor relations and presenting the Company and its business plans, strategy and personnel to the financial community. Pursuant to its consulting agreement, Grander Holdings, Inc. was to primarily assist the Company in further developing and executing its acquisitions strategy, focusing on the Company’s “The Vape Store” properties. Mr. Michael Brauser, who is the father of Gregory Brauser, is the Chief Executive Officer of Grander Holdings, Inc. Pursuant to the foregoing agreements, each consultant received an initial fee of $50,000, payable upon execution, and would receive $20,000 monthly throughout the 12-month term of each agreement if such consulting services continued. The Company made payments of $40,000 each to Grander Holdings, Inc. and GRQ Consultants, Inc. during the six months ended June 30, 2016. The consulting agreements with Grander Holdings, Inc. and GRQ Consultants were terminated amicably effective February 29, 2016, with no requirement for additional payments.

During 2015, the Company purchased, at rates comparable to market rates, e-liquids sold in its vape retail stores and wholesale operations, respectively from Liquid Science, Inc., a company in which Jeffrey Holman (the Company’s Chief Executive Officer), Gregory Brauser (the Company’s former President) and Michael Brauser each had a beneficial ownership interest. During the six months ended June 30, 2016, the Company made approximately $168,200 or 48% of its purchases of e-liquid from Liquid Science for its wholesale, online and vape retail store operations, which purchases equaled approximately $353,000 in the aggregate. The Company did not make any purchases from Liquid Science during the six months ended June 30, 2015. Jeffrey Holman sold his ownership interest in Liquid Science, Inc. in April 2016. During 2016, the Company received royalty income from Liquid Science pursuant to the terms of a royalty agreement; approximately $52,000 received during the three months ended March 31, 2016 and $42,000 of royalty income received subsequent to June 30, 2016. Pursuant to the royalty agreement between the Company and Liquid Science, as consideration for use of a Company trademark, Liquid science would pay a 15% royalty on sales of licensed products sold directly to consumers. The royalty revenue was recorded when received. On July 21, 2016, Liquid Science entered into an asset purchase and license agreement with the Company, whereby the Company irrevocably sold, assigned, transferred, certain trademark, intellectual property, formulations, technology and granted rights to sell and distribute certain brand named products internationally. In conjunction with the sale, the royalty agreement between the Company and Liquid Science was terminated.

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

California Center for Environment Health Matters

On June 22, 2015, the Center for Environment Health, as plaintiff, filed suit against a number of defendants including Vapor Corp., its wholly-owned subsidiary, the Vape Store, Inc., Vaporin and another wholly-owned subsidiary, Vaporin Florida, Inc. The lawsuit was filed in the Superior Court of the State of California, County of Alameda. The suit seeks relief under California Proposition 65 which makes it unlawful for businesses to knowingly and intentionally expose individuals in California to chemicals known to cause birth defects or other harm without providing clear and reasonable warnings. All of the defendants are alleged to have sold products containing significant quantities of nicotine without warnings in violation of Proposition 65. The plaintiff is seeking a civil penalty against these defendants in the amount of $2,500 per day for each violation of Proposition 65, together with attorneys’ fees and costs. On April 6, 2016, the Company and the plaintiff entered into a settlement agreement, which required the Company to (1) make a payment of $45,000 and (2) comply with enhanced product labeling requirements within a set implementation period as defined in the consent judgment. The settlement cost was included in selling, general and administrative expenses for the three months and the six months ended June 30, 2016. The settlement payment was made on May 2, 2016.

Other Matters

On March 2, 2016, Hudson Bay Master Fund Ltd. (“HB”), filed an action against the Company in the Supreme Court of the State of New York, County of New York, captioned Hudson Bay Master Fund Ltd. versus Vapor Corp., Index No. 651094/2016. This action alleged that the Company failed to timely effect exercises of its Series A Warrants delivered by the plaintiff and seeks damages of $339,810. On May 10, 2016, solely to avoid the costs, risks and uncertainties inherent in litigation, the Company entered into a settlement agreement with respect to all claims included in the action by HB (the “HB Settlement”). The HB Settlement provided, among other things, that the parties would enter into and file a stipulation of discontinuance that provides for the dismissal of the action against the Company (the “HB Stipulation”). This action by HB was dismissed with prejudice.

On June 2, 2016, four Series A Warrant holders, filed an action against the Company in the Supreme Court of the State of New York, County of New York, captioned Empery Asset Master, LTD, Empery Tax Efficient, LP, Empery Tax Efficient II, LP and Intracoastal Capital, LLC versus Vapor Corp., Index No. 652950/2016. This action alleged that the Company failed to timely effect exercises of its Series A Warrants delivered by the plaintiffs and seeks aggregate damages of approximately $603,000. Between June 17 and June 22, 2016, solely to avoid the costs, risks and uncertainties inherent in litigation, the Company entered into settlement agreements with respect to all claims included in the Complaints (the “Settlements”). The Settlements provide, among other things, that the parties would enter into and file a stipulation of discontinuance that provides for the dismissal of the Complaint (the “Stipulation”), and the holders would surrender the balance of their Series A Warrant upon receipt of settlement payments. These actions were dismissed with prejudice.

Future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s condensed consolidated financial position, liquidity or results of operations in any future reporting periods.

Purchase Commitments

At June 30, 2016 and December 31, 2015, the Company had vendor deposits of approximately $34,900 and $310,936, respectively, and vendor deposits are included as a component of prepaid expenses and vendor deposits on the consolidated balance sheets included herewith.

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

On July 21, 2016, Liquid Science entered into an asset purchase and license agreement with the Company, whereby the Company irrevocably sold, assigned, transferred, certain trademark, intellectual property, formulations, technology and granted rights to sell and distribute certain brand named products internationally. In conjunction with the sale, the royalty agreement between the Company and Liquid Science was terminated.

On July 29, 2016, the Company, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with VPR Brands, L.P. (the “Purchaser”) and the Purchaser’s Chief Executive Officer, Kevin Frija (the former Chief Executive Officer of the Company) pursuant to which the Company sold its wholesale operations and inventory related thereto (collectively, “Assets”), which business is operated at 3001 Griffin Road, Dania Beach, Florida 33312. The transactions contemplated by the Purchase Agreement closed on July 29, 2016. The consideration for the Assets is (i) a secured, one-year promissory note in the principal amount of $370,000 (the “Acquisition Note”) bearing an interest rate of 4.5%, which payments thereunder are $10,000 monthly, with such payment s commencing on October 28, 2016, with a balloon payment of the remainder of principal and interest on July 29, 2017; (ii) A secured, 36-month promissory note in the principal amount of $500,000 bearing an interest rate of prime plus 2%, resetting annually on July 29th,which payments thereunder are $14,000 per month, with such payments deferred and commencing on January 26, 2017, with subsequent installments payable on the same day of each month thereafter and in the 37th month, a balloon payment for all remaining accrued interest and principal; (iii) the assumption by the Purchaser of certain liabilities related to the Company’s wholesale operations, including but not limited to the month-to-month lease for the premises. Pursuant to the Purchase Agreement, the Company shall continue to own its accounts receivable from its wholesale operations as of July 29, 2016. The Company agreed to use its commercially reasonable efforts, consistent with standard industry practice, to collect such accounts receivable, and any and all amounts so collected (i) up to $150,000 (net of any refunds) in the aggregate shall be credited against payment of the Acquisition Note; and (ii) in excess of $150,000 (up to $95,800) will be transferred to the Purchaser’s Chief

Executive Officer as additional consideration for the transfer to the Company by Mr. Frija of 1,405,910,203 shares of the Company’s common stock (the “Retired Shares”) that he had acquired on the open market.

On August 4, 2016 an amendment to the Company’s Amended and Restated Certificate of Incorporation was filed to increase the number of shares of the authorized common stock from 5,000,000,000 to 750,000,000,000.

Subsequent to June 30, 2016, the Company entered into agreements to repurchases of Series A Warrants that had an aggregate exercise date value of approximately $470,667. The exchanges will be derecognized and result in an extinguishment gain of approximately $267,200.

NOTE 13. REVISION OF INTERIM FINANCIAL STATEMENTS

On March 3, 2015, the Company entered into a Securities Purchase Agreement with certain accredited investors and issued five-year Warrants to purchasers of the shares to acquire an aggregate of 549,169 shares of the Company’s Common Stock with an exercise price of $8,960,000 per share. The Warrants were deemed to be derivative liabilities due to a potential cash settlement provision which isn’t under the Company’s control and as a result, the issuance date fair value of $2,494,639 should have been recorded as a derivative liability and a reduction of additional paid in capital at March 31, 2015. During the three months ended March 31, and June 30, 2015 the Company should have recorded the change in the fair value of the derivative liabilities resulting in gains of $288,791 and $1,744,430, respectively. The Company recorded the warrant derivative liability at September 30, 2015 and the net change in the fair value of the related derivative liability was recorded in the three months ended September 30, 2015 (See Note 8). The adjustments made in revising the Company’s previously issued interim unaudited condensed consolidated financial statements include adjustments to record the derivative liability at March 31, 2015 and June 30, 2015 and to correct the amount reported for the change in the fair value of the derivative liabilities in the Statements of Operations for the three months ended March 31, 2015 and for the three and six months ended June 30, 2015.

Management has evaluated the effect of the errors and determined that they are qualitatively immaterial to the Company’s condensed consolidated financial position and results of operations as of March 31, 2015 and for the three months then ended, and as of June 30, 2015 and for the three and six months then ended, and, therefore, amendments of the previously filed quarterly reports on Form 10-Q are not considered necessary. However, if the adjustments to correct the cumulative errors had been recorded in the first and second quarters of 2015, the Company believes the impact would have been significant to the first and second quarters of 2015 and would impact comparisons to prior periods. In accordance with guidelines issued in Staff Accounting Bulletin No. 108, the Company had recorded adjustments in the current quarter’s beginning additional paid in capital, current liabilities and accumulated deficit accounts to correct this error. We have also revised in this current Form 10-Q filing, and have revised filings of our Form 10-Q, the previously reported unaudited interim condensed consolidated financial statements for the first and second quarters of 2015 on Form 10-Q for these amounts.

The following table sets forth the revised prior period balances reported in our comparative financial statements as if adjustments had been made:

	June 30, 2015
	Amounts previously reported	Adjustment	As Revised
Balance Sheet:
TOTAL CURRENT ASSETS	$4,897,017	$—	$4,897,017
TOTAL ASSETS	$23,368,586	$—	$23,368,586
TOTAL CURRENT LIABILITIES	$8,909,594	$476,175	$9,385,769
TOTAL LIABILITIES	$9,012,599	$476,175	$9,488,774
TOTAL STOCKHOLDERS’ EQUITY	$14,355,987	$(476,175)	$13,879,812

	For the Six Months Ended June 30, 2015			For the Three Months Ended June 30, 2015
	Amounts previously reported	Adjustment	As Revised	Amounts previously reported	Adjustment	As Revised
Statements of Operations:

Operating loss	$(5,772,859)	$—	$(5,772,859)	$(2,242,004)	$—	$(2,242,004)
Total other (expense) income	(2,961,592)	2,018,464	(943,128)	(2,511,251)	1,729,673	(781,578)
Loss before income tax benefit	(8,734,451)	2,018,464	(6,715,987)	(4,753,255)	1,729,673	(3,023,582)
Income tax benefit	—	—	—	—	—	—
NET INCOME (LOSS)	$(8,734,451)	$2,018,464	$(6,715,987)	$(4,753,255)	$1,729,673	$(3,023,582)
Deemed dividend	—	—	—	—	—	—
NET INCOME (LOSS) ALLOCABLE TO COMMON SHAREHOLDERS	$(8,734,451)	$2,018,464	$(6,715,987)	$(4,753,255)	$1,729,673	$(3,023,582)
LOSS PER SHARE - BASIC AND DILUTED	$(2,183,613)		$(1,678,997)	$(950,651)		$(604,716)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	4		4	5		5

	For the Six Months Ended June 30, 2015
	Amounts previously reported	Adjustment	As Revised
Statements of Cash Flows:
Cash flows from operating activities:
NET INCOME (LOSS)	$(8,734,451)	$2,018,464	$(6,715,987)
Adjustments to reconcile net loss to net cash used in operating activities	3,922,257	(2,018,464)	1,903,793
NET CASH USED IN OPERATING ACTIVITIES	$(3,795,239)	$—	$(3,795,239)
NET CASH USED BY INVESTING ACTIVITIES:	$448,344	$—	$448,344
NET CASH PROVIDED BY FINANCING ACTIVITIES	$4,245,791	$—	$4,245,791

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on April 8, 2016. The terms “Vapor Corp.,” “Vapor,” “we,” “us,” “our,” and the “Company” refer to Vapor Corp. and its wholly-owned subsidiaries Vaporin, Inc., The Vape Store, Inc. (“Vape Store”), Smoke Anywhere U.S.A., Inc. (“Smoke”), Emagine the Vape Store, LLC (“Emagine”), IVGI Acquisition, Inc., Vapormax Franchising LLC., Vaporin LLC., Vaporin Florida, Inc., and Healthy Choice Markets, Inc.

Company Overview

Vapor Corp. is a retailer of vaporizers, e-liquids and electronic cigarettes. The Company currently operates fourteen retail stores in the Southeast of the United States. Vapor offers e-liquids, vaporizers, e-cigarettes and related products through our vape stores.

On June 1, 2016, the Company acquired Ada’s Natural Market, a natural and organic grocery store, through its wholly owned subsidiary Healthy Choice Markets, Inc. The grocery store has been a leader in the natural grocery market in the Ft. Myers, Florida for the past 40 years, offering the fresh, natural and organic products and specializing in facilitating a healthy, well balanced lifestyle. In addition to a comprehensive selection of vitamins and health & beauty, the grocery store provides a fresh café and an organic juice bar.

On February 1, 2016, the Company filed an amendment to its Certificate of Incorporation to increase its authorized Common Stock to 5,000,000,000, and change the par value to $0.0001. On March 4, 2016, the Company filed an amendment to its Certificate of Incorporation to effectuate a one-for-seventy reverse stock split to its Common Stock. On June 1, 2016, the Company filed an amendment to its Certificate of Incorporation to effectuate a one-for-twenty thousand reverse stock split to its Common Stock. On August 4, 2016 an amendment to the Company’s Amended and Restated Certificate of Incorporation was filed to increase the number of shares of the authorized common stock from 5,000,000,000 to 750,000,000,000. All warrant, convertible preferred stock, option, Common Stock shares and per share information included in these unaudited condensed consolidated financial statements gives retroactive effect to the aforementioned reverse splits of the Company’s Common Stock. See Note 9- Stockholders’ Deficit for additional details regarding the Company’s authorized capital.

Going Concern and Liquidity

The condensed consolidated financial statements included elsewhere in this Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern and realization of assets and satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of any uncertainties related to our going concern assessment. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In July 2015, the Company closed a registered public offering of 3,761,657 Units (the “Units”). Collectively, the Units consisted of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) convertible into 27 shares of common stock and Series A Warrants exercisable into 54 shares of common stock (the “Series A Warrants”). The Units separated into the Series A Preferred Stock and Series A Warrants as of January 25, 2016. Holders of Series A Warrants may exercise such warrants by paying the exercise price in cash or, in lieu of payment of the exercise price in cash by electing to receive a cash payment from us (subject to certain conditions not being met by the Company) equal to the Black Scholes Value (as defined in the Series A Warrant) of the number of shares of the Company’s common stock (the “Common Stock”) the holder elects to exercise, which we refer to as the Black Scholes Payment; provided, that we have discretion as to whether to deliver the Black Scholes Payment or, subject to meeting certain conditions, to deliver shares of Common Stock. The number of shares of Common Stock that the Company is obligated to issue in connection with the exercise of the Series A Warrants is based on the closing bid price of the Common Stock two trading days prior to the date of exercise.

On May 2, 2016, the OTCBQB staff notified the Company that, based upon its non-compliance with the minimum $0.01 bid price requirement for the prior 30 consecutive business days, the Company – in accordance with the OTCQB Standards – has been provided a grace period, through October 31, 2016, to regain compliance with the minimum bid price requirement. If the Company’s common stock bid price does not close at or above $0.01 for ten consecutive trading days by October 31, 2016, the Company will be moved to the OTC Pink marketplace. If a delisting from OTCQB took place, the Company would no longer meet the “Equity Conditions” required to issue Company common stock to fulfill a cashless exercise pursuant to Section 1(d) of its Series A Warrants. If the Company fails to meet certain conditions set forth in the Series A Warrants, the Company may be required to elect to make cash payments to satisfy its obligations pursuant to the Series A Warrants.

On June 24, 2016, the Company determined that it had insufficient shares of Common Stock authorized to allow for the exercise of the Series A Warrants or stock options, or allow the conversion of the Series A Preferred Stock. On August 4, 2016 an amendment to the Company’s Amended and Restated Certificate of Incorporation was filed to increase the number of shares of the authorized common stock from 5,000,000,000 to 750,000,000,000. If all of the warrants were exercised simultaneously at stock price lower than $0.0001, then the Company would not have sufficient authorized common stock to satisfy all the warrant exercises and it may be required to use cash to pay warrant holders. Since we cannot predict the future stock price and when the warrant holders will exercise warrants and sell the underlying common shares, management cannot predict if the Company will have sufficient cash resources to satisfy its obligation to the current warrant holders. The amounts payable to the holders of the Series A Warrants if all were fully exercised as of August 12, 2016 on a cashless basis would be approximately $72.1 million, using a Black Scholes Value of approximately $1,515,080 per Series A Warrant.

The Company reported a net loss of approximately $17.4 million for the six months ended June 30, 2016. The Company also had negative working capital of approximately $31 million and a stockholders’ deficit of approximately $25.7 million as of June 30, 2016. The Company expects to continue incurring operating losses for the foreseeable future and may need to satisfy exercises of Series A Warrants on a cashless basis. Accordingly, the material uncertainty related to the exercise of Series A Warrants and the sufficiency of cash reserves to satisfy obligations related to such exercises raises substantial doubt about the Company’s ability to continue as a going concern.

Factors Affecting Our Performance

We believe the following factors affect our performance:

Wholesale: Subsequent to June 30, 2016, the Company sold its wholesale business. The sale of the wholesale business was not contemplated prior to June 30, 2016. The sale transaction was approved by the Company’s Board of Director’s on July 26, 2016.

Retail: We believe the operating performance of our retail stores will affect our revenue and financial performance. The Company has a total of fourteen retail stores, nine of which are in Florida, three of which are in Georgia, one of which is in Tennessee and one in Alabama. During the fourth quarter of 2015, the Company abandoned its plans to increase the number of retail stores and closed 6 stores during the six months ended June 30, 2016 due to adverse industry trends and increasing federal and state regulations that, if implemented, will negatively impact future retail revenues.

Online: The Company changed its online strategy and only sold online to wholesale customers. Multi-channel web affiliate programs were discontinued. The change to online sales was made to improve cost efficiency. Subsequent to June 30, 2016, the Company sold its wholesale online business.

Vape Industry Regulation: On May 9, 2016, the Food and Drug Administration (the “FDA”) adopted regulations to include e-cigarettes, vaporizers, e-liquids under regulated tobacco products. The FDA will regulate e-vapor products, including requiring costly formal product approvals, limiting the manufacture and distribution of e-vapor products and could materially and adversely affect our existing retail and wholesale business.  A consequence of the FDA’s product approval process could result in the number of products available being limited. The FDA regulations and approval process could also make product development and manufacture cost prohibitive for the Company.  Additionally, a reduction in available e-vapor products would diminish the need for our dedicated retail stores. Beginning August 4, 2016, the FDA regulations will prevent the introduction of new product offerings without FDA approval. The limitation on the new product offerings may adversely impact future revenues.

Vape Inventory Management: Our revenue trends are affected by an evolving product acceptance and consumer demand. The transition to vaporizers and e-liquids products have impacted our sales and our financial performance. We continue to offer new products to our retail customers to meet consumer demand. We expect the transition to vaporizer and advanced technology and enhanced performance products to continue and impact our operating results in the future.

Increased Vape Competition: We market and sell similar vaporizers and e-liquids as our competitors and we sell our products at substantially similar prices as our competitors; accordingly, the key competitive factors for our success is maintain the quality of service we offer our customers and effective marketing efforts.

Grocery: On June 1, 2016, the Company, through its subsidiary Healthy Choice Markets, acquired an independent specialty grocery store, Ada’s Natural Market located in Fort Myers, Florida, that offers a wide selection natural and organic grocery items. The supermarket industry is highly competitive and characterized by narrow profit margins. The Company competes directly with multiple retail formats, including national, regional and local supermarket chains as well as warehouse clubs, supercenters, drug stores, fast food chains, restaurants, and convenience stores. Healthy Choice Markets, Inc. (“HCM”) competes by using consistent high quality natural and organic products, superior customer service, juice bar and prepared specialty foods for both take-home and in-store dining. The Ada’s Natural Market loyalty program also strengthens customer retention.

Results of Operations

The following table sets forth our Unaudited Condensed Consolidated Statements of Operations for the Three months ended June 30, 2016, and 2015 that is used in the following discussions of our results of operations:

	For the Three Months Ended June 30,		2016 to 2015
	2016	2015	Change $
SALES:
Wholesale and online sales, net	$1,369,415	$2,050,463	$(681,048)
Retail sales, net	1,577,963	960,840	617,123
Grocery sales, net	510,256	-	510,256
Total Sales, net	3,457,634	3,011,303	446,331

Cost of sales wholesale and online	1,510,005	1,206,050	303,955
Cost of sales retail	654,975	445,555	209,420
Cost of sales grocery	312,266	-	312,266
GROSS PROFIT	980,388	1,359,698	(379,310)

OPERATING EXPENSES:
Advertising	25,807	67,398	(41,591)
Selling, general and administrative	2,713,728	3,437,503	(723,775)
Impairment of goodwill and intangible assets	1,977,829	-	1,977,829
Retail store and kiosk closing costs	311,855	96,801	215,054
Total operating expenses	5,029,219	3,601,702	1,427,517
Operating loss	(4,048,831)	(2,242,004)	(1,806,827)

OTHER INCOME (EXPENSES):
Amortization of debt discounts	-	(77,129)	77,129
Amortization of deferred financing costs	-	(477,869)	477,869
Gain on debt extinguishment	1,752,263	-	1,752,263
Non-cash change in fair value of derivatives	1,105,042	1,944,441	(839,399)
Stock-based expense in connection with waiver agreements	-	(2,113,889)	2,113,889
Interest income	7,534	-	7,534
Interest expense	(5,154)	(26,799)	21,645
Interest expense-related party	-	(30,333)	30,333
Total other expense	2,859,685	(781,578)	3,641,263
NET LOSS	$(1,189,146)	$(3,023,582)	$1,834,436

Net wholesale and online sales decreased by $681,048 to $1,369,415 for the three months ended June 30, 2016 as compared to $2,050,463 for the three months ended June 30, 2015. The net sales declined for the overall product mix is due primarily to customer cautionary reaction to the FDA regulations. We anticipate that the demand for e-vapor products will stabilize, as users demand return for products with more advanced technology, higher performance and longer battery life.

Net retail sales increased $617,123 to $1,577,963 for the three months ended June 30, 2016 as compared to $960,840 for the same period in 2015. The increase in sales is primarily due to the increased number of stores open in 2016 of nineteen, compared to eight retail stores acquired by us in connection with our acquisition of Vaporin in March of 2015. Sales for five Orlando, Florida retail stores were not sufficient to recover operating costs and the decision was made to close these stores by June 30, 2016.

Net grocery store sales increased $510,256 with the June 1, 2016 acquisition of the grocery store and represent a single month sales for Ada’s Natural Market.

Wholesale and online cost of goods sold for the three months ended June 30, 2016 and 2015 were $1,510,005 and $1,206,050, respectively, an increase of $303,955. The increase is primarily due to the increase in write down of slow moving and obsolete inventory and increased product cost for wholesale and online sales. For the three months ended June 30, 2016 and 2015, charges to cost of goods sold were recorded for approximately $290,536 and $0, respectively, for obsolete and slow moving wholesale inventories.

Retail cost of goods sold for the three months ended June 30, 2016 and 2015 were $654,975 and $445,555, respectively, an increase of $209,420. The increase is due to an increase in sales from our retail stores and the increase in write down of slow moving and obsolete inventory for the three months ended June 30, 2016 and 2015, charges to cost of goods sold were recorded for approximately $139,014 and $0, respectively, for obsolete and slow moving wholesale inventories. Gross profit from retail stores was $922,988 and $515,285 for the three months ended June 30, 2016 and 2015, respectively. Retail gross profits for the six months ended June 30, 2015 is offset by decrease in retail sales from eight mall kiosks, seven of which were closed by June 30, 2015 and the final one closed on December 31, 2015.

Grocery store cost of goods sold increased $312,266 with the June 1, 2016 acquisition of the grocery store and represents a single month cost of goods sold for Ada’s Natural Market. Gross profit from the grocery store was $197,990 for the one month ended June 30, 2016.

Advertising expense decreased $41,591 to approximately $25,807 for the three months ended June 30, 2016 compared to $67,398 for the three months ended June 30, 2015. The decrease was due to our reduction in internet advertising, television direct marketing campaigns and participation in trade shows.

Selling, general and administrative expenses decreased $723,775, to $2,713,728 for the three months ended June 30, 2016 compared to $3,437,503 for the same period in 2015. The decrease is primarily attributable to net decreases of approximately $508,000 for professional fees, $47,647 for depreciation expense, $174,000 in stock-based compensation expense, and $12,100 office expense. Payroll and employee related costs of approximately $1,293,000 and $1,335,000, respectively, for the three months ended June 30, 2016 and 2015 increased by $42,000 due to net increase headcount for the retail store and grocery store employees offset by reductions in headcount of management employees.

During the three months ended June 30, 2016, the Company closed five retail vape stores. In connection with the retail store closings, the Company incurred approximately $101,000 of losses on disposal of computer equipment, fixtures, and furniture, $177,000 of exit costs for non-cancellable leases, and $33,855 of other exit costs for the three months ended June 30, 2016. During the three months ended June 30, 2015, the Company closed seven retail vape kiosks located in malls. In connection with the retail kiosk closings, the Company incurred approximately $96,800 of exit costs for non-cancellable leases for the three months ended June 30, 2015.

During the three months ended June 30, 2016, the Company’s wholesale and online operations did not generate positive cash flows and are projected to continue incurring operating losses for the foreseeable future. The Company concluded that goodwill was impaired and recorded an impairment charges of $1,199,484 for the three months ended June 30, 2016. The Company determined its trade names and technology carrying value exceeded the potential cash flow from their disposition. The Company recorded an impairment charge of $778,345 for the three months ended June 30, 2016.

Net other income and expenses of $2,859,685 for the three months ended June 30, 2016 included a $1,105,042 non-cash gain from the change in the fair value of derivatives and $1,752,263 gain on debt extinguishment recorded in connection to repurchases of Series A Warrants. Net other expenses of $781,578 for the three months ended June 30, 2015 included a non-cash gain of $1,944,441 from the change in the fair value of derivatives offset by $2,113,889 of stock expenses recorded in connection with waiver agreement and interest expense and amortization of deferred debt discount and financing costs of $77,129 and $477,869, respectively.

The following table sets forth our Unaudited Condensed Consolidated Statements of Operations for the Six months ended June 30, 2016, and 2015 that is used in the following discussions of our results of operations:

	For the Six Months Ended June 30,		2016 to 2015
	2016	2015	Change $
SALES:
Wholesale and online sales, net	$3,259,192	$2,977,732	$281,460
Retail sales, net	3,424,414	1,502,192	1,922,222
Grocery sales, net	510,256		510,256
Total Sales, net	7,193,862	4,479,924	2,713,938

Cost of sales wholesale and online	3,004,212	2,697,811	306,401
Cost of sales retail	1,410,730	604,904	805,826
Cost of sales grocery	312,266	-	312,266
GROSS PROFIT	2,466,654	1,177,209	1,289,445

OPERATING EXPENSES:
Advertising	75,539	172,575	(97,036)
Selling, general and administrative	5,538,221	6,162,530	(624,309)
Impairment of goodwill and intangible assets	1,977,829	-	1,977,829
Retail store and kiosk closing costs	333,259	614,963	(281,704)
Total operating expenses	7,924,848	6,950,068	974,780
Operating loss	(5,458,194)	(5,772,859)	314,665

OTHER INCOME (EXPENSES):
Amortization of debt discounts	-	(112,046)	112,046
Amortization of deferred financing costs	-	(765,237)	765,237
Gain on debt extinguishment	1,752,263	-	1,752,263
Non-cash change in fair value of derivatives	(13,676,997)	2,195,267	(15,872,264)
Stock-based expense in connection with waiver agreements	-	(2,113,889)	2,113,889
Interest income	16,574	1,316	15,258
Interest expense	(9,692)	(78,206)	68,514
Interest expense-related party	-	(70,333)	70,333
Total other expense	(11,917,852)	(943,128)	(10,974,724)
NET LOSS	$(17,376,046)	$(6,715,987)	$(10,660,059)

Net wholesale and online sales increased by $281,460 to $3,259,192 for the six months ended June 30, 2016 as compared to $2,977,732 for the six months ended June 30, 2015. The net sales increased during the first quarter of 2016 net of declines for the overall product mix is due primarily to customer cautionary reaction to the FDA regulations during the second quarter of 2016. We anticipate that the demand for e-vapor products will stabilize, as users demand return for products with more advanced technology, higher performance and longer battery life.

Net retail sales increased $1,922,222 to $3,424,414 for the six months ended June 30, 2016 as compared to $1,502,192 for the same period in 2015. The increase in sales is primarily due to the increased number of stores open in 2016 of nineteen, compared to eight retail stores acquired by us in connection with our acquisition of Vaporin in March of 2015. Sales for five Orlando, Florida retail stores were not sufficient to recover operating costs and the decision was made to close these stores by June 30, 2016.

Net grocery store sales increased $510,256 with the June 1, 2016 acquisition of the grocery store and represent a single month sales for Ada’s Natural Market.

Wholesale and online cost of goods sold for the six months ended June 30, 2016 and 2015 were $3,004,212, and $2,697,811 respectively, an increase of $306,401. The increase is primarily due to the increase in write down of slow moving and obsolete inventory and increased product cost for wholesale and online sales. For the six months ended June 30, 2016 and 2015, charges to cost of goods sold were recorded for approximately $346,084 and $70,657, respectively, for obsolete and slow moving wholesale inventories.

Retail cost of goods sold for the three months ended June 30, 2016 and 2015 were $1,410,730 and $604,904, respectively an increase of $805,826. The increase is due to an increase in sales from our retail stores and due to the increase in write down of slow moving and obsolete inventory for the three months ended June 30, 2016 and 2015, charges to cost of goods sold were recorded for approximately $158,034 and $0, respectively, for obsolete and slow moving wholesale inventories. Gross profit from retail stores was $2,013,684 and $897,288 for the six months ended June 30, 2016 and 2015, respectively. Retail gross profits for the six months ended June 30, 2015 is offset by decrease in retail sales from seven mall kiosks, seven of which were closed by June 30, 2015 and the final one closed on December 31, 2015.

Grocery store cost of goods sold increased $312,266 with the June 1, 2016 acquisition of the grocery store and represents a single month cost of goods sold for Ada’s Natural Market. Gross profit from the grocery store was $197,990 for the one month ended June 30, 2016.

Advertising expense decreased $97,036 to approximately $75,539 for the six months ended June 30, 2016 compared to $172,575 for the six months ended June 30, 2015. The decrease was due to our reduction in internet advertising, television direct marketing campaigns and participation in trade shows.

Selling, general and administrative expenses decreased $624,309 to $5,538,221 for the six months ended June 30, 2016 compared to $6,162,530 for the same period in 2015. The decrease is primarily attributable to decreases of approximately $70,619 for professional fees, $59,251 for depreciation expense, $473,990 in stock compensation expense, and $259,148 in sales commissions. Payroll and employee related costs of approximately $2,736,353 and $2,529,981, respectively, for the six months ended June 30, 2016 and 2015 increased by $206,372 due to net increase headcount for the retail store and grocery store employees offset by reductions in headcount of management employees.

During the six months ended June 30, 2016, the Company closed five retail vape stores. In connection with the retail store closings, the Company incurred approximately $101,000 of losses on disposal of computer equipment, fixtures, and furniture and $177,000 of exit costs for non-cancellable leases and $55,300 of other exit costs for the six months ended June 30, 2016. During the six months ended June 30, 2015, the Company closed seven retail vape kiosks located in malls. In connection with the retail kiosk closings, the Company incurred approximately $388,570 of losses on disposal of computer equipment, fixtures, and furniture and $226,393 of exit costs for non-cancellable leases for the six months ended June 30, 2016.

During the six months ended June 30, 2016, the Company’s wholesale and online operations did not generate positive cash flows and are projected to continue incurring operating losses for the foreseeable future. The Company concluded that goodwill was impaired and recorded an impairment charges of $1,199,484 for the six months ended June 30, 2016. The Company determined its trade names and technology carrying value exceeded the potential cash flow from their disposition. The Company recorded an impairment charge of $778,345 for the six months ended June 30, 2016.

Net other income and expenses of $11,917,852 for the six months ended June 30, 2016 included a $13,676,997 non-cash net loss from the change in the fair value of the derivatives offset by a $1,752,263 gain on debt extinguishment recorded in connection to repurchases of Series A Warrants. Net other expenses of $943,128 for the six months ended June 30, 2015 included a non-cash net gain of $2,195,267 from the change in the fair value of the derivatives offset by $2,113,889 of stock expenses recorded in connection with waiver agreement and interest expense of $148,539 and amortization of deferred debt discount and financing costs of $112,044 and $765,237, respectively.

Liquidity and Capital Resources

	For the Six Months ended June 30,
	2016	2015 As Revised

Net cash used in operating activities	$(5,737,826)	$(3,795,239)
Net cash (used in) provided by investing activities	(2,917,103)	448,344
Net cash (used in) provided by financing activities	(1,495,667)	4,245,791
	$(10,150,596)	$898,896

Our net cash used in operating activities of $5,737,826 for the six months ended June 30, 2016 resulted from our net loss of $17,376,046, a net cash usage of $3,083,394 from changes in operating assets and liabilities offset by non-cash adjustments of $14,721,617. Our net cash used in operating activities of $3,795,239 for the six months ended June 30, 2015 resulted from our net loss of $6,715,987 offset by non-cash adjustments of $1,903,793 and by net cash generated from of $1,016,955 in changes to operating assets and liabilities.

The net cash used in investing activities of $2,917,103 for the six months ended June 30, 2016 resulted from the acquisition of grocery store business assets for $2,910,612 and purchases of $6,491 of property and equipment. The net cash provided by investing activities of $448,344 for the six months ended June 30, 2015 is due to the collection of a $467,095 loan receivable and $136,468 of cash received in connection with the Merger with Vaporin, offset by $155,219 of property and equipment purchases.

The net cash used in financing activities of $1,495,667 for the six month ended June 30, 2016 is due to repurchases of Series A warrants totaling $1,461,326 and payment of $34,341 of capital lease obligation. The $4,245,791 of cash provided by financing activities for the six months ended June 30, 2015 is due to net proceeds of $2,941,960 from a private placement of Common Stock and warrants, less $196,250 of offering costs, proceeds of $1,662,500 from issuance of convertible notes payable, $350,000 of loan proceeds from Vaporin offset by the debt payments $495,981 of a term loan payable, and payments associated with $16,438 of a capital lease obligation.

At June 30, 2016 and December 31, 2015, we did not have any material financial guarantees or other contractual commitments with vendors that are reasonably likely to have an adverse effect on liquidity.

	June 30, 2016	December 31, 2015

Cash	$17,064,395	$27,214,991
Total assets	$23,891,328	$34,247,862
Percentage of total assets	71.4%	79.5%

Our cash balances are kept liquid to support our acquisition and infrastructure needs for operational expansion. The majority of our cash and cash equivalents are concentrated in one large financial institution.

The Company reported a net loss of approximately $17.4 million for the six months ended June 30, 2016. The Company had negative working capital of approximately $31 million as of June 30, 2016. The Company expects to continue incurring losses before the impact of changes in fair value of derivatives for the foreseeable future and may need to raise additional capital to satisfy warrant obligations, and to continue as a going concern. The amounts payable to the holders of the Series A Warrants if all were fully exercised as of August 12, 2016 on a cashless basis would be approximately $72.1 million, using a Black Scholes Value of approximately $1,515,080 per Series A Warrant. As of August 12, 2016 the Company had approximately $16.1 million of cash. The decrease in cash from June 30, 2016 is primarily attributable to legal and consulting fees and operating expenses.

On May 2, 2016, the OTCBQB staff notified the Company that, based upon its non-compliance with the minimum $0.01 bid price requirement for the prior 30 consecutive business days, the Company – in accordance with the OTCQB Standards – has been provided a grace period, through October 31, 2016, to regain compliance with the minimum bid price requirement. If the Company’s common stock bid price does not close at or above $0.01 for a period of ten consecutive trading days by October 31, 2016, the Company will be moved to the OTC Pink marketplace. If a delisting from OTCQB took place, the Company would no longer meet the “Equity Conditions” required to issue Company common stock to fulfill a cashless exercise pursuant to Section 1(d) of its Series A Warrants. If the Company fails to meet certain conditions set forth in the Series A Warrants, the Company may be required to elect to make cash payments to satisfy its obligations pursuant to the Series A Warrants. We cannot predict if the Company will have sufficient cash resources to satisfy our obligations to the holders of Series A Warrants. If all of the warrants were exercised simultaneously at stock price lower than $0.0001, then the Company would not have sufficient authorized common stock to satisfy all the warrant exercises and it may be required to use cash to pay warrant holders. Since we cannot predict the future stock price and when the warrant holders will exercise warrants and sell the underlying common shares, management cannot predict if the Company will have sufficient cash resources to satisfy its obligation to the current warrant holders. Accordingly, we have concluded that the material uncertainty related to the exercise of the Series A Warrants and the sufficiency of cash reserves to satisfy obligations raises substantial doubt about the Company’s ability to continue as a going concern.

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

	For the Six Months Ended June 30,
	2016	2015

Reconciliation of Net Loss to Adjusted EBITDA:
NET LOSS	$(17,376,046)	(6,715,987)
Interest	9,692	148,539
Depreciation and amortization	150,080	209,330
Loss on disposal of assets	100,765	289,638
Gain on warrant repurchases	(1,752,263)	-
Non-cash change in fair value of derivatives	13,676,997	(2,195,267)
Amortization of debt discounts and deferred financing costs	-	877,283
Stock-based compensation expense	64,175	2,652,152
Adjusted EBITDA	$(5,126,600)	(4,734,312)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

California Center for Environment Health Matters

On June 22, 2015, the Center for Environment Health, as plaintiff, filed suit against a number of defendants including Vapor Corp., its wholly-owned subsidiary, the Vape Store, Inc., Vaporin and another wholly-owned subsidiary, Vaporin Florida, Inc. The lawsuit was filed in the Superior Court of the State of California, County of Alameda. The suit seeks relief under California Proposition 65 which makes it unlawful for businesses to knowingly and intentionally expose individuals in California to chemicals known to cause birth defects or other harm without providing clear and reasonable warnings. All of the defendants are alleged to have sold products containing significant quantities of nicotine without warnings in violation of Proposition 65. The plaintiff is seeking a civil penalty against these defendants in the amount of $2,500 per day for each violation of Proposition 65, together with attorneys’ fees and costs. On April 6, 2016, the Company and the plaintiff entered into a settlement agreement, which required the Company to (1) make a payment of $45,000 and (2) comply with enhanced product labeling requirements within a set implementation period as defined in the consent judgment. The settlement cost was included in selling, general and administrative expenses for the six months ended June 30, 2016. The settlement payment was made on May 2, 2016.

Other Matters

On March 2, 2016, Hudson Bay Master Fund Ltd. (“HB”), filed an action against the Company in the Supreme Court of the State of New York, County of New York, captioned Hudson Bay Master Fund Ltd. versus Vapor Corp., Index No. 651094/2016. This action alleged that the Company failed to timely effect exercises of its Series A Warrants delivered by the plaintiff and seeks damages of $339,810. On May 10, 2016, solely to avoid the costs, risks and uncertainties inherent in litigation, the Company entered into a settlement agreement with respect to all claims included in the action by HB (the “HB Settlement”). The HB Settlement provided, among other things, that the parties would enter into and file a stipulation of discontinuance that provides for the dismissal of the action against the Company (the “HB Stipulation”). This action by HB was dismissed with prejudice.

On June 2, 2016, four Series A Warrant holders, filed an action against the Company in the Supreme Court of the State of New York, County of New York, captioned Empery Asset Master, LTD, Empery Tax Efficient, LP, Empery Tax Efficient II, LP and Intracoastal Capital, LLC versus Vapor Corp., Index No. 652950/2016. This action alleged that the Company failed to timely effect exercises of its Series A Warrants delivered by the plaintiffs and seeks aggregate damages of approximately $603,000. Between June 17 and June 22, 2016, solely to avoid the costs, risks and uncertainties inherent in litigation, the Company entered into settlement agreements with respect to all claims included in the Complaints (the “Settlements”). The Settlements provide, among other things, that the parties would enter into and file a stipulation of discontinuance that provides for the dismissal of the Complaint (the “Stipulation”), and the holders would surrender the balance of their Series A Warrant upon receipt of settlement payments. These actions were dismissed with prejudice.

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

VAPOR CORP.

Date: August 15, 2016	By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer

Date: August 15, 2016	By:	/s/ Gina Hicks
Gina Hicks
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
2.1	Business Sale Offer and Acceptance Agreement, dated April 11, 2016, by and between Vapor Corp. and Ada’s Whole Food Market LLC	8-K	May 23, 2016	2.1
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vapor Corp.	8-K	June 1, 2016	3.1
10.1	Executive Service Consulting Agreement, dated April 11, 2016, by and between Gregory Brauser and Vapor Corp.	8-K	April 11, 2016	10.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive Officer (906)				Furnished *
32.2	Certification of Principal Financial Officer (906)				Furnished
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

* This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

