Form 10-Q
period 2016-09-30
VAPOR CORP.
filed 2016-11-14
CIK 844856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-36469

VAPOR CORP.

(Exact name of Registrant as specified in its charter)

Delaware	84-1070932
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3800 North 28Th Way
Hollywood, FL	33020
(Address of principal executive offices)	(Zip Code)
formerly at 3001 Griffin Road Dania Beach, FL 33312

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

☐ Yes ☒ No

As of November 11, 2016, there were 8,072,711,294 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

VAPOR CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,734,890	$27,214,991
Due from merchant credit card processor	30,183	9,475
Accounts receivable, net allowance of $52,684 and $0, respectively	71,107	105,992
Due from related party	75,130	-
Notes receivable from related party, net of current portion	341,415	-
Inventories	842,870	946,799
Prepaid expenses and vendor deposits	214,240	255,599
Current assets from discontinued operations	31,633	1,033,514
TOTAL CURRENT ASSETS	15,341,468	29,566,370

Property and equipment, net of accumulated depreciation of $292,274 and $211,824 respectively	1,121,436	410,277
Intangible assets	4,000	929,000
Goodwill	3,771,746	3,177,017
Notes receivable from related party, net of current portion	362,215	-
Other assets	167,770	165,198

TOTAL ASSETS	$20,768,635	$34,247,862

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$354,351	$394,723
Accrued expenses	1,221,572	1,225,632
Current portion of capital lease	69,393	60,871
Derivative liabilities	46,612,728	41,089,580
Current liabilities from discontinued operations	464,523	4,002,691
TOTAL CURRENT LIABILITIES	48,722,567	46,773,497

Capital lease, net of current portion	-	58,572
TOTAL LIABILITIES	48,722,567	46,832,069

COMMITMENTS AND CONTINGENCIES (SEE NOTE 12)

STOCKHOLDERS’ DEFICIT
Series A convertible preferred stock, $.001 par value, 1,000,000 shares authorized and designated, 0 and 1 share issued and outstanding, respectively, no liquidation value	-	-
Common stock, $.0001 par value, 750,000,000,000 shares authorized, 6,553,167,125 and 6 shares issued and outstanding, respectively (See Note 11)	655,317	-
Additional paid-in capital	4,610,877	846,943
Accumulated deficit	(33,220,126)	(13,431,150)
TOTAL STOCKHOLDERS’ DEFICIT	(27,953,932)	(12,584,207)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$20,768,635	$34,247,862

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,
	2016	2015	2016	2015
SALES, NET:
Vapor sales, net	$1,474,581	$1,314,437	$5,313,849	$3,128,069
Grocery sales, net	1,575,037	-	2,085,293	-
Total Sales	3,049,618	1,314,437	7,399,142	3,128,069

Cost of sales vapor	655,856	405,119	2,441,715	1,268,605
Cost of sales grocery	939,606	-	1,251,872	-
GROSS PROFIT	1,454,156	909,318	3,705,555	1,859,464
		.
EXPENSES:
Selling, general and administrative	2,492,321	2,264,999	7,122,621	6,845,477
Impairment of goodwill and intangible assets	-	-	1,977,829	-
Retail store and kiosk closing costs	9,243	430,334	342,503	719,972
Total operating expenses	2,501,564	2,695,333	9,442,953	7,565,449
Operating loss	(1,047,408)	(1,786,015)	(5,737,398)	(5,705,985)

OTHER INCOME (EXPENSES):
Amortization of debt discount	-	(67,797)	-	(833,035)
Amortization of deferred financing costs	-	(32,857)	-	(144,903)
Gain on warrant repurchases	3,437,221	-	5,189,484	-
Loss on debt extinguishment	-	(1,544,044)	-	(1,544,044)
Costs associated with underwritten offering	-	(5,279,003)	-	(5,279,003)
Non-cash change in fair value of derivative liabilities	(4,812,510)	45,209,758	(18,489,507)	47,405,025
Stock-based expense in connection with waiver agreements	-	(1,757,420)	-	(3,871,309)
Interest income	21,845	7,183	38,418	8,499
Interest expense	(3,162)	(23,244)	(12,854)	(101,449)
Interest expense-related party	-	(10,212)	-	(80,545)
Total other income (expense)	(1,356,606)	36,502,364	(13,274,459)	35,559,236

Net income (loss) from continuing operations	(2,404,014)	34,716,349	(19,011,857)	29,853,251
Net loss from discontinued operations	(8,915)	(1,091,592)	(777,119)	(2,944,480)
NET INCOME (LOSS)	(2,412,929)	33,624,757	(19,788,976)	26,908,771
Deemed Dividend	-	(38,068,021)	-	(38,068,021)

NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS	$(2,412,929)	$(4,443,264)	$(19,788,976)	$(11,159,250)

NET LOSS PER SHARE -BASIC AND DILUTED:
Continuing operations	$(0.00)	$(558,612)	$(0.01)	$(1,642,954)
Discontinued operations	$(0.00)	$(181,932)	$(0.00)	$(588,896)
NET LOSS PER SHARE -BASIC AND DILUTED	$(0.00)	$(740,544)	$(0.01)	$(2,231,850)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	5,428,877,583	6	1,966,720,262	5

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(UNAUDITED)

	Series A Convertible Preferred Stock		Treasury Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2016	1	$-	-	$-	6	$-	$846,943	$(13,431,150)	$(12,584,207)

Issuance of common stock in connection with cashless exercise of Series A warrants	-	-	-	-	7,959,077,296	795,908	3,702,140	-	4,498,048
Purchase of treasury stock made in conjunction with the sale of the wholesale business	-	-	(1,405,910,203)	(140,591)	-	-	-		(140,591)
Treasury stock cancellation			1,405,910,203	140,591	(1,405,910,203)	(140,591)	-		-
Issuance of common stock in connection with conversion of Series A convertible preferred stock	(1)	-	-	-	26	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	61,794	-	61,794
Net loss	-	-	-	-	-	-	-	(19,788,976)	(19,788,976)
Balance – September 30, 2016	-	$-	$-	$-	6,553,167,125	$655,317	$4,610,877	$(33,220,126)	$(27,953,932)

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015
OPERATING ACTIVITIES:

Net income (loss) from continuing operations	$(19,011,857)	$29,853,251
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in allowances for bad debt	52,684	-
Depreciation and amortization	223,772	349,301
Loss on disposal of assets	103,312	478,729
Loss on debt extinguishment	-	1,544,044
Gain on warrant repurchases	(5,189,484)	-
Accretion of discounts on note receivable from related party	(7,242)	-
Accrued interest on notes receivable from related party	(8,773)	-
Amortization of debt discounts	-	833,035
Amortization of deferred financing cost	-	144,903
Write-down of obsolete and slow moving inventory	295,940	125,855
Stock-based compensation expense	61,794	613,577
Stock-based expense in connection with waiver agreements	-	3,871,309
Impairment of goodwill and intangible assets	1,977,829	-
Non-cash change in fair value of derivative liabilities	18,489,507	(47,405,025)
Unit purchase option granted for underwriters’ expense	-	1,552,418
Changes in operating assets and liabilities:
Due from merchant credit card processors	(20,708)	200,998
Accounts receivable	(319,407)	(17,679)
Inventories	(438,509)	252,906
Prepaid expenses and vendor deposits	410	(143,637)
Other assets	(2,573)	(74,615)
Accounts payable	165,777	(1,328,279)
Accrued expenses	(344,579)	(488,726)
Customer deposits	17,997	-
Net cash used in continuing operating activities	(3,954,110)	(9,637,635)
Net cash used in discontinued operating activities	(2,996,504)	(983,526)
NET CASH USED IN OPERATING ACTIVITIES	(6,950,614)	(10,621,161)

INVESTING ACTIVITIES:
Acquisition of grocery store business	(2,910,612)	-
Acquisition of vapor store businesses	-	(454,393)
Cash received in connection with Merger	-	136,468
Proceeds from sale of tradename	100,000	-
Issuance of note receivable to related party in conjunction with sale of wholesale business	(500,000)	-
Collection of note receivable	139,765	-
Collection of loan receivable	-	467,095
Purchases of tradename	-	(20,000)
Purchases of property and equipment	(29,763)	(194,766)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES:	(3,200,610)	(65,596)

FINANCING ACTIVITIES:
Proceeds from private placement of common stock and warrants, net of offering costs	-	2,941,960
Proceeds from Series A Units issuance	-	41,378,227
Payments for repurchase of Series A warrants	(3,278,827)
Payment of offering costs in connection with convertible notes payable	-	(196,250)
Proceeds from issuance of senior convertible notes payable	-	1,662,500
Principal payments on convertible debentures	-	(1,750,000)
Principal payments on senior convertible notes payable to related parties	-	(1,250,000)
Principal payments on notes payable to related party	-	(1,000,000)
Principal payments on convertible notes payable		(567,000)
Principal payments on term loan payable	-	(750,000)
Principal payments of capital lease obligations	(50,050)	(33,761)
Proceeds from loan payable from Vaporin, Inc.	-	350,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,328,877)	40,785,676

(DECREASE) INCREASE IN CASH	(13,480,101)	30,098,919
CASH — BEGINNING OF YEAR	27,214,991	471,194
CASH — END OF YEAR	$13,734,890	$30,570,113

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$12,854	$251,920
Cash paid for income taxes	$-	$2,791
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deemed dividend	$-	$38,068,021
Recognition of discounts in connection with notes receivables to related party	$(46,850)
Embedded conversion feature recorded as debt discount and derivative liability	$-	$248,359
Cashless exercise of common stock purchase warrants	$4,498,048	$-
Cancellation of treasury stock	$140,591	-
Recognition of debt discount in connection with convertible note issuance	$-	$100,800
Warrants issued as an offering costs	$-	$87,779
Contribution of note and interest payable to Vaporin to capital in connection with the Merger	$-	$354,029

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015
Purchase Price Allocation in connection with the Vaporin Inc. Merger:
Cash	$-	$136,468
Accounts receivable	-	81,256
Merchant credit card processor receivable	-	201,141
Prepaid expense and other current assets	-	28,021
Inventory	-	981,558
Property and equipment	-	206,668
Accounts payable and accrued expenses	-	(779,782)
Derivative liabilities	-	(49,638)
Notes payable, net of debt discount of $54,623	-	(512,377)
Notes payable – related party	-	(1,000,000)
Net liabilities assumed	$-	$(706,685)

Consideration:
Value of common stock issued	$-	$17,028,399
Excess of liabilities over assets assumed	-	706,685
Total consideration	$-	17,735,084
Amount allocated to goodwill	-	(15,654,484)
Amount allocated to identifiable intangible assets		(2,080,600)
Remaining unallocated consideration	$-	$-

Preliminary Purchase Price Allocation in connection with the grocery store acquisition:

Amount allocated to goodwill	$1,794,212	$-
Property and equipment	957,326	-
Intangible assets – tradenames and technology	4,500
Inventory	253,524	-
Accrued expenses	(98,950)	-
Cash used in the grocery store acquisition	$2,910,612	$-

Sale of Wholesale Vapor Inventory and Business
Consideration received:
Note receivable from related party, net of discount of $13,105	$356,895	$-
Note receivable from related party, net of discount of $29,515	470,485
Treasury stock	140,591	-
Total consideration	967,971	-
Assets and liabilities transferred:
Inventory	(258,743)	-
Accounts receivable, net	(226,478)	-
Vendor deposits	(40,949)	-
Accrued expenses	(35,273)	-
Customer deposits	17,850	-
Costs incurred in connection with purchase of treasury stock and disposition of wholesale vapor business	75,622	-
Cash used in the sale of wholesale vapor business	$500,000	$-

See notes to unaudited condensed consolidated financial statements

VAPOR CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. ORGANIZATION, GOING CONCERN, AND BASIS OF PRESENTATION

Organization

Vapor Corp. (the “Company” or “Vapor”) is a retailer of vaporizers, e-liquids and electronic cigarettes. The Company operates thirteen vape retail stores in the Southeast of the United States of America. Vapor offers e-liquids, vaporizers, e-cigarettes and related products through its vape retail stores and online. The Company sold its wholesale business on July 31, 2016. The sale of the wholesale business was not contemplated prior to July 1, 2016. The sale of the wholesale vapor business qualifies as a discontinued operations and accordingly the Company has excluded results for the wholesale business operations from the Company’s continuing operations in the unaudited condensed consolidated Statements of Operations for all periods presented.

On June 1, 2016, the Company acquired the assets that comprised the business of Ada’s Whole Food Market LLC, a natural and organic grocery store, through its wholly owned subsidiary Healthy Choice Markets, Inc. The grocery store has been a leader in the natural grocery market in Fort Myers, Florida for the past 40 years, offering fresh, natural and organic products and specializing in facilitating a healthy, well balanced lifestyle. In addition to a comprehensive selection of vitamins and health & beauty products, the grocery store provides a fresh café and an organic juice bar.

Going Concern and Liquidity

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate the continuation of the Company as a going concern and realization of assets and satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of any uncertainties related to our going concern assessment. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values.

In July 2015, the Company closed a registered public offering of 3,761,657 Units (the “Units”). Collectively, the Units consisted of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) convertible into shares of common stock and Series A Warrants exercisable into 54 shares of common stock (the “Series A Warrants”). The Units separated into the Series A Preferred Stock and Series A Warrants as of January 25, 2016. (See Note 11- Stockholders’ Deficit – Series A Unit Public Offering.)

Holders of Series A Warrants may exercise such warrants by paying the exercise price in cash or, in lieu of payment of the exercise price in cash, by electing to receive a cash payment from us (subject to certain conditions not being met by the Company) equal to the Black Scholes Value (as defined in the Series A Warrant) of the number of shares of the Company’s common stock (the “Common Stock”) the holder elects to exercise, which we refer to as the Black Scholes Payment; provided that we have discretion as to whether to deliver the Black Scholes Payment or, subject to meeting certain conditions, to deliver shares of Common Stock. The number of shares of Common Stock that the Company is obligated to issue in connection with the exercise of the Series A Warrants is based on the closing bid price of the Common Stock two trading days prior to the date of exercise.

On May 2, 2016, the OTCQB staff notified the Company that, based upon its non-compliance with the minimum $0.01 bid price requirement for the prior 30 consecutive business days, the Company – in accordance with the OTCQB Standards – had been provided a grace period through October 31, 2016, to regain compliance with the minimum bid price requirement. If the Company’s common stock bid price did not close at or above $0.01 for a period of ten consecutive trading days prior to October 31, 2016, the Company would move to the OTC Pink marketplace.

On October 31, 2016, the Company received notice from OTC Markets Group that the Company's common stock would be moved from the OTCQB to the OTC Pink marketplace on November 1, 2016, as a result of the Company's failure to cure its bid price deficiency. On November 1, 2016, the date of the delisting from OTCQB, the Company no longer meets the “Equity Conditions” required to allow the Company to elect to issue common stock to fulfill a cashless exercise pursuant to Section 1(d) of its Series A Warrants. Holders of the Series A Warrants may still undertake a cashless exercise of their warrants and agree to permit the Company to issue common stock to fulfill such exercise.

On June 24, 2016, the Company determined that it had insufficient shares of Common Stock authorized to allow for the exercise of the Series A Warrants or stock options, or allow the conversion of the Series A Preferred Stock. On August 4, 2016 an amendment to the Company’s Amended and Restated Certificate of Incorporation was filed to increase the number of shares of the authorized common stock from 5,000,000,000 to 750,000,000,000. If all of the warrants were exercised simultaneously at stock prices lower than $0.0001, the Company would not have sufficient authorized common stock to satisfy all the warrant exercises and it may be required to use cash to pay Series A warrant holders. Since it is not possible to predict the future stock price or when the warrant holders will exercise warrants and sell the underlying common shares, management cannot predict if the Company will have sufficient cash resources to satisfy its obligation to the current warrant holders. The amounts payable to the holders of the Series A Warrants if all such warrants were fully exercised as of November 11, 2016 on a cashless basis would be approximately $64 million, using a Black Scholes Value of approximately $1,516,896 per Series A Warrant.

The Company reported a net loss of approximately $19.7 million for the nine months ended September 30, 2016. The Company also had negative working capital of approximately $33.4 million and a total stockholders’ deficit of approximately $28 million as of September 30, 2016. The Company expects to continue incurring operating losses for the foreseeable future and may need to satisfy exercises of Series A Warrants on a cashless basis. Accordingly, the material uncertainty related to the exercise of Series A Warrants and the sufficiency of cash reserves to satisfy obligations related to such exercises raises substantial doubt about the Company’s ability to continue as a going concern.

Notice of Late Filing

In connection with the sale of the Company’s wholesale vapor business and acquisition of Ada’s Whole Food Market LLC (“Ada’s”). during the nine months ended September 30, 2016, the Company was required to file a Form 8-K with Ada’s audited financial statements, unaudited interim financial statements, and pro forma financial statements within 4 days and 75 days of the closing of the respective disposition and acquisition transactions. The Securities and Exchange Commission (“SEC”) notified the Company that it could not review its future registration statements effective until such time as the Company furnished two years of audited financial statements of Ada’s Whole Food Market LLC as the acquisition was deemed significant.

Basis of Presentation and Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The unaudited condensed consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of the financial statement date.

The unaudited condensed consolidated financial statements include the accounts of Vapor and its wholly-owned subsidiaries, Healthy Choice Markets, Inc., The Vape Store, Inc. (“Vape Store”), Vaporin, Inc. (“Vaporin”), Smoke Anywhere U.S.A., Inc. (“Smoke”), Emagine the Vape Store, LLC (“Emagine”), IVGI Acquisition, Inc., Vapormax Franchising LLC., Vaporin LLC., and Vaporin Florida, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

On February 1, 2016, the Company filed an amendment to its Certificate of Incorporation to increase its authorized Common Stock to 5,000,000,000, and change its par value to $0.0001 per share. On March 4, 2016, the Company filed an amendment to its Certificate of Incorporation to effectuate a one-for-seventy reverse stock split to its Common Stock. On June 1, 2016, the Company filed an amendment to its Certificate of Incorporation to effectuate a one-for-twenty thousand reverse stock split to its Common Stock. On August 4, 2016, the Company filed an amendment to its Amended and Restated Certificate of Incorporation to increase the number of shares of the authorized common stock from 5,000,000,000 to 750,000,000,000. All warrant, convertible preferred stock, option, common stock shares and per share information included in these unaudited condensed consolidated financial statements gives retroactive effect to the aforementioned reverse splits of the Company’s common stock. (See Note 11- Stockholders’ Deficit for additional details regarding the Company’s authorized capital.)

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2016. Certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements for the three months and nine months ended September 30, 2016 and 2015 and notes included herein should be read in conjunction with the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K for such year as filed with the SEC on April 8, 2016.

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

Vapor retail sales revenues are recorded at the point of sale when both title and risk of loss is transferred to the customer. The Company periodically provides incentive offers to its customers to encourage vapor product purchases. Such offers include discounts and rebates. Discounts offered to customers are reflected as a reduction to the sales price. Vapor wholesale product sales revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped, title passes to customers and collection is reasonably assured. The Company sold its wholesale business in July 2016, and the vapor wholesale product sales are classified as discontinued operations for all financial reporting periods presented. Return allowances, which reduce product revenue, are estimated using historical experience. Vapor revenue from product sales is recorded net of sales and consumption taxes.

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

Fair Value Measurements

The Company applies the provisions of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”). The Company’s short term financial instruments include cash, due from merchant credit card processors, accounts receivable, accounts payable and accrued expenses, each of which approximate their fair values based upon their short term nature. The Company’s other financial instruments include derivative liabilities. The carrying value of these instruments approximates fair value, as they bear terms and conditions comparable to market value, for obligations with similar terms and maturities.

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

Treasury Stock

When the Company acquires its own common stock (“treasury stock”), the consideration paid, including any directly attributable incremental costs (net of tax), is deducted from equity. No gain is recognized on the purchase, sale, or cancellation of the treasury stock. When a loss results from the purchase of treasury stock at a premium, the related costs are expensed in the period incurred. The difference between the carrying amount and the consideration on sale is recognized as capital surplus.

Discontinued Operations

On July 31, 2016, the Company sold its wholesale inventory and related operations. The sale of the wholesale business qualifies as discontinued operations and accordingly the Company has excluded results for the wholesale business operations from the Company’s continuing operations in the unaudited condensed consolidating Statements of Operations for all periods presented.

Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15 (Topic 230), “Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments”. The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017. The Company will require adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated cash flows and related disclosures.

In April 2016, the FASB issued ASU 2016-10 (Topic 606) “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (“ASU2-16-10”). ASU 2016-10 clarifies the principle for determining whether a good or service is “separately identifiable” from other promises in the contract and, therefore, should be accounted for as a separate performance obligation. In that regard, ASU 2016-10 requires that an entity determine whether its promise is to transfer individual goods or services to the customer, or a combined item (or items) to which the individual goods and services are inputs. In addition, ASU 2016-10 categorizes intellectual property, or IP, into two categories: “functional” and “symbolic.” Functional IP has significant standalone functionality. All other IP is considered symbolic IP. Revenue from licenses of functional IP is generally recognized at a point in time, while revenue from licenses of symbolic IP is recognized over time. ASU 2016-10 has the same effective date and transition requirements as ASU 2014-09, as amended by ASU 2015-14. The Company is currently evaluating the effect that adoption of ASU 2016-10 will have on its consolidated financial statements or disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and annual and interim periods thereafter, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements.

Note 3. SALE OF WHOLESALE BUSINESS AND DISCONTINUED OPERATIONS

On July 29, 2016, the Company, entered into an Asset Purchase Agreement (the “Wholesale Business Purchase Agreement”) with VPR Brands, L.P. (the “Purchaser”) and the Purchaser’s Chief Executive Officer, Kevin Frija (the former Chief Executive Officer of the Company) pursuant to which the Company sold its wholesale vapor inventory and the related business operations (collectively, “Wholesale Business Assets”), which previously operated at 3001 Griffin Road, Dania Beach, Florida 33312 and to purchase 1,405,910,203 shares of the Company’s Common Stock held by Mr. Frija. The sale transaction was approved by the Company’s Board of Director’s on July 26, 2016 and completed on July 31, 2016. The consideration for the Wholesale Business Assets is (i) the transfer to the Company by Mr. Frija of 1,405,910,203 shares of the Company’s common stock that he had acquired on the open market; (ii) a secured, one-year promissory note in the principal amount of $370,000 (the “Acquisition Note”) bearing an interest rate of 4.5%, which payments thereunder are $10,000 monthly, with such payments commencing on October 28, 2016, with a balloon payment of the remainder of principal and interest on July 29, 2017; (iii) A secured, 36-month promissory note in the principal amount of $500,000 bearing an interest rate of prime plus 2%, resetting annually on July 29th,which payments thereunder are $14,000 per month, with such payments deferred and commencing on January 26, 2017, with subsequent installments payable on the same day of each month thereafter and in the 37th month, a balloon payment for all remaining accrued interest and principal; and (iv) the assumption by the Purchaser of certain liabilities related to the Company’s wholesale operations, including but not limited to the month-to-month lease for the premises. Pursuant to the Wholesale Business Purchase Agreement, the Company shall continue to collect the accounts receivable from its wholesale operations as of July 29, 2016. The Company agreed to use its commercially reasonable efforts, consistent with standard industry practice, to collect such accounts receivable, and any and all amounts so collected (i) up to $150,000 (net of any refunds) in the aggregate shall be credited against payment of the Acquisition Note; and (ii) in excess of $150,000 (up to $95,800) will be transferred to the Purchaser’s Chief Executive Officer. The Company incurred costs to buy back it shares of its Common Stock in conjunction with the sale of its wholesale vapor business. The costs includes approximately $43,000 of discounts on the notes receivable to related party, that were issued at below market rates, and $35,000 of professional fees. These costs were recorded as incurred as selling general and administrative expense, a component of the loss from discontinued operations.

Sale of Wholesale Vapor Business

Consideration received:
Note receivable from related party, net of discount of $13,105	$356,895
Note receivable from related party, net of discount of $29,515	470,485
Treasury stock	140,591
Total consideration	967,971

Assets and liabilities transferred:
Inventory	(258,743)
Accounts receivable, net	(226,478)
Vendor deposits	(40,949)
Accrued expenses	(35,273)
Customer deposits	17,850
Cost incurred in connection with purchase of treasury stock and disposition of wholesale vapor business	75,622
Cash used in the sale of wholesale vapor business	$500,000

The sale of the wholesale business qualifies as discontinued operations and accordingly the Company has excluded results for the wholesale business operations from the Company’s continuing operations in the unaudited condensed consolidated Statements of Operations for all periods presented. The following table shows the results of the Company’s wholesale operations included in the loss from discontinued operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Wholesale vapor sales, net	$281,398	$1,564,707	$3,125,736	$4,231,000

Cost of sales – vapor wholesale	203,482	1,455,737	2,832,564	3,894,965
Expenses – selling general and administrative	86,831	1,200,562	1,070,291	3,280,515
Total	290,313	2,656,299	3,902,855	7,175,480
Income (loss) from discontinued operations attributable to the wholesale vapor business	$(8,915)	$(1,091,592)	$(777,119)	$(2,944,480)

The major classes of assets and liabilities of discontinued operations on the balance sheet are as follow:

	September 30, 2016	December 31, 2015
Assets:
Accounts receivable	$20,227	$184,104
Due from merchant credit card processor, net	11,406	83,077
Inventories	-	583,007
Prepaid expenses and other	-	183,326
Current assets of discontinued operations	$31,633	$1,033,514
Liabilities:
Accounts payable	$-	$1,186,622
Accrued expenses	464,523	2,723,571
Customer deposits	-	92,498
Total current liabilities of discontinued operations	$464,523	$4,002,691

Due from related party:

Subsequent to the transfer of the wholesale business, the Company sold and purchased inventory to/from the Purchaser and incurred costs on behalf of the Purchaser during a transition period. The net amount due from the Purchaser was $75,130 at September 30, 2016.

Note 4. ACQUISITION OF ADA’S NATURAL MARKET

On June 1, 2016, the Company’s wholly owned subsidiary Healthy Choice Markets Inc., entered into a Business Sale Agreement with Ada’s Whole Food Market LLC (the “Seller”) to purchase certain operating assets and assumed certain payables and a store lease obligation related to that constituted the business of Ada’s Natural Market grocery store (the “Grocery Acquisition”). The Company operates the grocery store under the same name, location, and management. The Company also entered into an employment agreement with the store manager.

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

Purchase Consideration
Consideration paid:	$2,910,612

Tangible assets acquired and liabilities assumed at fair value
Property and equipment	$500,225
Leasehold improvements	457,101
Inventory	253,524
Intangible assets	4,500
Accrued expenses	(98,950)
Net tangible assets acquired	$1,116,400

Total preliminary allocation to goodwill	$1,794,212

The following presents the unaudited pro-forma combined results of operations of the Company with Ada’s Whole Food Market and Vaporin, which was acquired on March 4, 2015, as if both Acquisitions occurred on January 1, 2015.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Retail sales, net	$1,474,581	$1,314,437	$5,313,849	$4,231,000
Grocery sales, net	$1,575,037	$1,663,772	$5,401,019	$5,950,065
Net loss from continuing operations	$(2,404,014)	$(3,180,139)	$(18,677,944)	$(8,797,669)
Net income (loss) from discontinued operations	$(8,915)	$(1,091,592)	$(777,119)	$(2,944,480)
Net loss allocable to common shareholders	$(2,412,929)	$(4,271,731)	$(19,455,063)	$(11,742,149)
Net loss per share:
Continuing operations	$(0.00)	$(530,023)	$(0.01)	$(1,759,534)
Discontinued operations	$(0.00)	$(181,932)	$(0.00)	$(588,896)
Net loss allocable to common shareholders	$(0.00)	$(711,955)	$(0.01)	$(2,348,430)
Weighted average number of shares outstanding	5,428,877,583	6	1,966,720,262	5

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

Note 5. SEGMENT INFORMATION

Prior to the second quarter of 2016, the Company had a single reportable business segment, as it was a distributor and retailer of vapor products including vaporizers, e-liquids and electronic cigarettes. On June 1, 2016, the Company completed the Grocery Acquisition (See Note 4) and added a reportable segment. On July 31, 2016, the Company sold its wholesale vapor inventory and related business operations. The Company has excluded the results for the wholesale vapor business, as discontinued operations, from the Company’s continuing operations for all periods presented. Management determines the reportable segments based on the internal reporting used by our Chief Operating Decision Makers to evaluate performance and to assess where to allocate resources. The Company evaluates segment performance based on the segment gross profit before corporate expenses.

Summarized below are the Net Sales and Segment Gross Profit for each reporting segment:

	Three Months Ended
	Net Sales		Segment Gross Profit
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Vapor	$1,474,581	$1,314,437	$818,725	$909,318
Grocery	1,575,037	-	635,431	-
Total	$3,049,618	$1,314,437	1,454,156	909,318
Corporate expenses			2,501,564	2,695,333
Operating income			(1,047,408)	(1,786,015)
Corporate other income (expense), net			(1,356,606)	36,502,364
Net income (loss) from continuing operations			(2,404,014)	$34,716,349
Net income (loss) from discontinued operations			(8,915)	(1,091,592)
Net income (loss)			(2,412,929)	33,624,757
Deemed Dividend			-	(38,068,021)
Net loss allocable to common shareholders			$(2,412,929)	$(4,443,264)

	Nine Months Ended
	Net Sales		Segment Gross Profit
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Vapor	$5,313,849	$3,128,069	$2,872,134	$1,859,464
Grocery	2,085,293	-	833,421	-
Total	$7,399,142	$3,128,069	3,705,555	1,859,464
Corporate expenses			9,442,953	7,565,449
Operating income			(5,737,398)	(5,705,985)
Corporate other income (expense), net			(13,274,459)	35,559,236
Net income (loss) from continuing operations			(19,011,857)	$29,853,251
Net income (loss) from discontinued operations			(777,119)	(2,944,480)
Net income (loss)			(19,788,976)	26,908,771
Deemed Dividend			-	(38,068,021)
Net loss allocable to common shareholders			$(19,788,976)	$(11,159,250)

For the three months ended September 30, 2016 depreciation and amortization was $20,388 and $53,305 for Vapor and Grocery, respectively. For the nine months ended September 30, 2016 depreciation and amortization was $153,015 and $70,756 for Vapor and Grocery, respectively.

Summarized below are the assets for each reporting segment:

Vapor

	September 30, 2016	December 31, 2015
Goodwill	$1,977,533	$1,977,533
Property and equipment, net of accumulated depreciation	$195,690	$317,023
Total assets	$2,986,221	$3,681,398

Grocery:

	September 30, 2016	December 31, 2015
Goodwill	$1,794,212	$-
Property and equipment, net of accumulated depreciation	$903,140	$-
Total assets	$3,172,284	$-

Note 6. MERGER WITH VAPORIN, INC.

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

For the Nine Months Ended September 30, 2015

Vapor sales, net	$4,244,332
Net loss from continuing operations	$(9,612,501)
Net loss from discontinued operations	$(2,944,480)
Net loss allocable to common shareholders	$(12,556,981)
Net loss per share- basic and diluted:	$(2,511,396)
Continuing operations	$(1,922,500)
Discontinued operations	$(588,896)
Net loss allocable to common shareholders

Weighted average number of shares outstanding	5

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2015 or to project potential operating results as of any future date or for any future periods.

Note 7. RETAIL VAPOR STORES AND KIOSKS

Retail Stores

During 2015, the Company acquired the assets and business operations of established retail vapor stores. The purchase prices were generally allocated to inventory, leasehold improvements, fixtures, security deposits, intangible assets, and goodwill. No liabilities were assumed from the sellers and the Company has no obligation to retain existing employees.

The Company holds back a portion of the sellers’ purchase price for three to nine months during the operational transition period (the “hold back period”). If the stores’ gross minimum revenues during the holdback period do not reach an amount agreed upon by the Company and the respective seller at closing, then the hold back amount due to the seller is reduced in the final settlement. The holdback amount due to sellers of $860,000 was recorded in accrued liabilities at December 31, 2015 as the achievement of the minimum revenue milestones are considered probable. The hold back liability is considered contingent consideration recorded at fair value at each respective acquisition date and is re-measured each reporting period. During the nine months ended September 30, 2016, the Company made $220,000 of aggregate holdback payments and the remaining holdback amount as of September 30, 2016 included in accrued expenses is $640,000.

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

During the fourth quarter of 2015, the Company ceased its plans to increase the number of vape retail stores due to adverse industry trends and increasing federal and state regulations. After evaluating retail store operations, management decided to close two of its Atlanta area vape retail stores on February 15, 2016, and September 30, 2016, respectively, and five of its Florida retail vapor stores were closed between May 31, and September 30, 2016. In connection with the vape retail store closing, for the nine months ended September 30, 2016, the Company incurred approximately $332,503 of exit costs including $181,153 of settlement of non-cancellable lease obligations, and $103,312 of loss on abandonment or disposal of property and equipment, and $48,038 loss on write-off of inventory and other exit costs.

 Note 8. NOTES RECEIVABLE FROM RELATED PARTY

In connection with the sale of its wholesale business, the Company entered into two notes receivable with the Purchaser, a related party. (See Note 3 for additional details.) As consideration for the sale of wholesale inventory and business the Company received a secured, one-year promissory note in the principal amount of $370,000 (the “Acquisition Note”) bearing an interest rate of 4.5%, which payments thereunder are $10,000 monthly, with such payments commencing on October 28, 2016, with a balloon payment of the remainder of principal and interest due on July 29, 2017.

In connection with the sale of the wholesale business, the Purchaser and the Company also entered into a secured, 36-month promissory note in the principal amount of $500,000 (the “Promissory Note”) bearing an interest rate of prime plus 2%, resetting annually on July 29th, which payments thereunder are $14,000 per month, with such payments deferred and commencing on January 26, 2017, with subsequent installments payable on the same day of each month thereafter and in the 37th month, and a balloon payment for all remaining accrued interest and principal due on July 29, 2019.

The rates of interest for both the Acquisition Note and the Promissory Notes were below market rates. Discounts were recorded to reflect the interest that would be received a market rate, approximating 12%. The discount is accreted over the terms of the loans.

The composition of notes receivable from related party balances and unamortized discounts are in the following table:

	Acquisition Note	Promissory Note

Beginning balance, January 1, 2016	$-	$-
Notes issued to related party in conjunction with sale of wholesale business	370,000	500,000
Accrued interest on note receivable	4,167	4,606
Payments received	(139,765)	-
	234,402	504,606

Discounts	(13,105)	(29,515)
Accumulated accretion	3,012	4,230
	(10,093)	(25,285)

Notes receivables net of unamortized discounts	224,309	479,321

Less: current portion	$224,309	$117,106
	$-	$362,215

Note 9. GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the premium paid over the fair value of the intangible and net tangible assets acquired in the Merger and other retail and grocery store business acquisitions. The Company assesses the carrying value of its goodwill on at least an annual basis. At December 31, 2015 and September 30, 2016, management assessed relevant events and circumstances in evaluating whether it was more likely than not that its fair values were less than the respective carrying amounts of the acquired subsidiaries pursuant to ASC 350, “Intangibles, Goodwill and Other”. The Company then evaluated the carrying value of its goodwill by estimating the fair value of its consolidated business operations through the use of discounted cash flow models, which required management to make significant judgments as to the estimated future cash flows. During the fourth quarter of 2015, the Company revised its plans to increase the number of vape retail stores due to changes in the industry and increasing federal and state regulations that may potentially reduce both wholesale and retail revenues. The ceased vape retail store expansion plan and potential reduction in revenue resulting from pending regulations adversely impacted the Company’s projected cash flows and profits. Accordingly, the Company’s goodwill was evaluated for impairment. During the nine months ended September 30, 2016, the Company’s wholesale and online operations did not generate positive cash flows and are projected to continue incurring operating losses for the foreseeable future. As a result of such analyses, the Company concluded that goodwill was impaired and recorded an impairment charges of $1,199,484 for the nine months ended September 30, 2016.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2016 is as follows:

September 30, 2016
Beginning balance	$3,177,017
Goodwill recognized from acquired grocery store business	1,794,212
Impairment of goodwill	(1,199,483)

Ending balance	$3,771,746

The Company records an impairment charge on its intangible assets if it determines that their carrying value may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted cash flows resulting from the use of the asset and its eventual disposition. When the Company determines that the carrying value of its intangible assets may not be recoverable, the Company measures the potential impairment based on a projected discounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in its current business model. An impairment loss is recognized only if the carrying amount of the intangible assets exceeds its estimated fair value. An impairment charge is recorded to reduce the pre-impairment carrying amount of the intangible assets to their estimated fair value. Determining the fair value is highly judgmental in nature and requires the use of significant estimates and assumptions considered to be Level 3 fair value inputs, including anticipated future revenue opportunities, operating margins, and discount rates, among others. The estimated fair value of the intangible assets was determined based on the income approach, as it was deemed to be most indicative of the Company’s fair value in an orderly transaction between market participants. During the nine months ended September 30, 2016, the Company determined its trade names and technology carrying value exceeded the potential cash flow from their disposition. The Company recorded an impairment charge of $778,345. Subsequent to September 30, 2016, the Company entered into a sale and license agreement for its trade names for consideration of $100,000. The changes in the carrying amount of intangible assets for the nine months ended September 30, 2016 are as follows:

Trade Names and Technology
Beginning balance, January 1, 2016	$929,000
Intangible from acquired grocery business	4,500
Accumulated amortization	(51,155)
Impairment	(778,345)
Sale of tradename	(100,000)
Ending balance, September 30, 2016	$4,000

On July 21, 2016, Liquid Science entered into an asset purchase and license agreement with the Company, whereby the Company irrevocably sold, assigned or transferred certain trademark, intellectual property, formulations and technology, and granted rights to sell and distribute certain brand named products internationally. In conjunction with the sale, the royalty agreement between the Company and Liquid Science was terminated.

Note 10. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	September 30, 2016	December 31, 2015

Retirement plan contributions	$7,865	$77,861
Accrued severance	-	51,145
Accrued payroll	85,779	46,325
Accrued legal and professional fees	225,183	-
Accrued vape retail store hold back payments from acquisitions	640,000	860,000
Other accrued liabilities	262,746	190,301
Total accrued expenses for continuing operations	$1,221,572	$1,225,632
Discontinued operations:
Accrued settlements and royalty fees	$137,747	$1,900,000
Accrued customer returns	325,036	435,832
Accrued legal and professional fees	-	191,643
Commissions payable	1,740	196,096
Total accrued expenses for discontinued operations	$464,523	$2,723,571
Total accrued expenses	$1,685,948	$3,946,203

See Note 7 - Retail Stores and Kiosks for more information related to accrued vape retail store hold back payments from acquisitions. (See Note 13 – Commitments and Contingencies – Legal Proceedings for additional information related to the accrual of legal settlements and royalty fees.)

Note 11. STOCKHOLDERS’ DEFICIT

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

Series A Preferred Stock Conversions

On January 25, 2016, the Units sold pursuant to the Company’s July 2015 registered offering automatically separated into 1 share of Series A Preferred Stock and Series A Warrants, exercisable into 54 shares of common stock. From January 25, 2016 through September 30, 2016, 1 share of Series A Preferred Stock was converted and the Company issued 26 shares of Common Stock to settle these conversions.

Compensatory Common Stock Summary

The Company did not recognize stock-based compensation expense related to compensatory Common Stock during the three months ended September 30, 2016 and 2015. During the nine months ended September 30, 2016 and 2015, the Company recognized stock-based compensation expense related to compensatory Common Stock in the amount of $52,000 and $621,067, respectively. Stock-based compensation expense is included as part of selling, general and administrative expense in the accompanying condensed consolidated statements of operations. As of September 30, 2016, there was no unamortized expense remaining related to stock awards because the remaining non-vested shares vested on April 1, 2016.

A summary of compensatory Common Stock activity for the nine months ended September 30, 2016 is presented below:

Weighted
Average
		Issuance Date	Total
	Number of	Fair Value	Issuance Date
	Shares	Per Share	Fair Value
Non-vested, January 1, 2016	3	$43,333	$130,000
Granted	-	-	-
Vested	(3)	(43,333)	(130,000)
Forfeited	-	-
Non-vested, September 30, 2016	-	$-	$-

Warrants

On May 2, 2016, the OTCQB staff notified the Company that, based upon its non-compliance with the minimum $0.01 bid price requirement for the prior 30 consecutive business days, the Company – in accordance with the OTCQB Standards – had been provided a grace period through October 31, 2016, to regain compliance with the minimum bid price requirement. If the Company’s common stock bid price did not close at or above $0.01 for a period of ten consecutive trading days prior to October 31, 2016, the Company would move to the OTC Pink marketplace.

On May 3, 2016, the Series A Warrant Standstill Agreements (the “Amended Standstill Agreements”) were amended and restated pursuant to which, among other things, each holder of the Series A Warrants agreed not to exercise their Series A Warrants pursuant to the "cashless exercise" provisions of the Series A Warrants prior to the earlier of (1) June 2, 2016, or (2) the date the Company completes its previously approved 70 for 1 reverse stock split. Pursuant to the terms of the Amended Standstill Agreements, the holders agreed to receive only common stock (and not cash) pursuant to any exercise of their Series A Warrants until the date of the 20,000 for 1 reverse stock split. For the period through the June 1, 2016, the number of Series A Warrants the Holders would have been permitted to exercise will roll over and cumulated and was exercisable after the June 1, 2016. More than 85% of the Series A Warrants were subject to the Amended Standstill Agreement on May 3, 2016.

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

On June 21, 2016, the Series A Warrant Standstill Agreements were amended and restated to permit the repurchase or exchange of the Series A Warrants in certain additional circumstances (the “Amended Standstill Agreements”). These circumstances include the repurchase of the Series A Warrants below a certain price per warrant and pursuant to the terms of the recently announced potential exchange offer for the Series A Warrants. In addition, pursuant to the terms of the Amended Standstill Agreements, the Holders agreed, in certain circumstances, to receive only common stock (and not cash) pursuant to Section 1(d) of their Series A Warrants. Those circumstances include if the Company is deemed not to meet the "Equity Conditions" of the Series A Warrants because of the failure of the closing price of the Common Stock to be at or above $0.01 per share. The Company elected not to proceed with the aforementioned exchange offer.

On June 24, 2016, the Company determined that it again had insufficient shares of Common Stock authorized to allow for the exercise of its warrants or stock options, or allow the conversion of preferred stock. On August 4, 2016, the Company received the approval from its stockholders to increase the authorized common stock to 750 billion shares and the Certificate of Amendment to the Company’s Certificate of Incorporation was filed. If all of the warrants were exercised simultaneously at a stock price lower than $0.0001, then the

Company would not have sufficient authorized common stock to satisfy all the warrant exercises and it may be required to use cash to pay warrant holders. Since the Company cannot predict the future stock price and when the warrant holders will exercise warrants and sell the underlying common shares, management cannot predict if the Company will have sufficient cash resources to satisfy its obligation to the current warrant holders. If all of the outstanding Series A Warrants were fully exercised on September 30, 2016, the amounts payable to the holders of the Series A Warrants would be approximately $64.1 million, using a Black Scholes Value of $1,514,939 per Series A Warrant. The approximately 641 billion shares issuable upon full exercise of the Company’s 43 outstanding Series A Warrants is calculated (1) using a Black Scholes Value of $1,514,939 per share and a closing stock price of $0.0001 per share and (2) assuming the Company delivers only common stock upon exercise of the Series A Warrants and not cash payments as permitted under the terms of the Series A Warrants.

A summary of warrant activity for the nine months ended September 30, 2016 is presented below:

Number of Warrants
Outstanding at January 1, 2016	54
Warrants granted	-
Warrants exercised	(4)
Warrants exchanged	(7)
Warrants forfeited or expired	-

Outstanding at September 30, 2016	43

Exercisable at September 30, 2016	43

See Note 12 – Fair Value Measurements for additional details related to the Series A Warrants that were exercised or exchanged during the nine months ended September 30, 2016. The remaining Series A Warrants purchase 43 shares of Common Stock have an exercise price of $1,736,000 per warrant and have a remaining term of 3.5 years at September 30, 2016.

Stock-Based Compensation

Stock Options

During the three months ended September 30, 2016 and 2015, the Company recognized stock-based compensation recovery credits of $2,381 and $80,688 respectively. During the nine months ended September 30, 2016 and 2015, the Company recognized stock-based compensation expenses of $61,794 and $613,577, respectively, in connection with the amortization of stock option expense net of recovery of stock-based charges for forfeited stock options. Stock-based compensation expense is included as part of selling, general and administrative expense in the accompanying condensed consolidated statements of operations. At September 30, 2016, the amount of unamortized stock-based compensation expense associated with unvested stock options granted to employees, directors and consultants was approximately $13,000 which will be amortized over a weighted average period of 0.8 years.

Loss per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted loss per share is computed using the weighted average number of shares of Common Stock outstanding and, if dilutive, potential shares of Common Stock outstanding during the period. Potential common shares consist of incremental shares of Common Stock issuable upon (a) the exercise of stock options (using the treasury stock method); (b) the vesting of restricted stock units; (c) the conversion of Series A Preferred Stock; (d) the exercise of warrants (using the if-converted method), and (e) convertible notes payable. For the nine months ended September 30, 2016 and 2015, diluted loss per share excludes the potential shares of Common Stock, as their effect is antidilutive. The following table summarizes the Company’s securities that have been excluded from the calculation of basic and dilutive loss per share as their effect would be anti-dilutive:

	September 30, 2016	September 30,2015

Warrants	43	-
Total	43	-

Note 12. FAIR VALUE MEASUREMENTS

The fair value framework under FASB’s guidance requires the categorization of assets and liabilities into three levels based upon the assumptions used to measure the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3, if applicable, would generally require significant management judgment. The three levels for categorizing assets and liabilities under the fair value measurement requirements are as follows:

●	Level 1: Fair value measurement of the asset or liability using observable inputs such as quoted prices in active markets for identical assets or liabilities;

●	Level 2: Fair value measurement of the asset or liability using inputs other than quoted prices that are observable for the applicable asset or liability, either directly or indirectly, such as quoted prices for similar (as opposed to identical) assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

●	Level 3: Fair value measurement of the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.

The following table summarizes the liabilities measured at fair value on a recurring basis as of September 30, 2016:

	Level 1	Level 2	Level 3	Total
LIABILITIES:

Warrant liabilities	$-	$-	$46,612,728	$46,612,728
Total derivative liabilities	$-	$-	$46,612,728	$46,612,728

The following table summarizes the liabilities measured at fair value on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Warrant liabilities	$-	$-	$41,089,580	$41,089,580
Total derivative liabilities	$-	$-	$41,089,580	$41,089,580

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

During the nine months ended September 30, 2016, Series A warrants to purchase an aggregate of 4 and 7 shares of Common Stock which had been accounted for as a derivative liability were exercised and exchanged, respectively. The exercised warrants had an aggregate exercise date value of $4,498,048 which was reclassified to stockholders’ deficit. The exchanged warrants had an aggregate value at exchange date of $8,468,310 which was derecognized and the Company paid $3,278,826 of cash plus Series B warrants with a nominal value, with a resulting extinguishment gain of $5,189,484. The terms of the Series B warrant were agreed upon, but the warrants have not been issued. During the nine months ended September 30, 2016, certain holders of Series A Warrants executed Standstill

Agreements, which were subsequently amended and restated whereby the holders agreed not to exercise Series A Warrants for a specified period of time and under certain circumstances.

The following tables summarizes the values of certain assumptions used by the Company’s custom models to estimate the fair value of the warrant liabilities during the nine months ended September 30:

September 30, 2016
Stock price	$0.00-756,000.00
Strike price	$1,540,000 – $1,736,000
Remaining term (years)	3.42 - 4.29
Volatility	418% -445%
Risk-free rate	1.10% -1.15%
Dividend yield	0.0%

September 30, 2015
Stock price	$672,000
Strike price	$1,736,000-$8,960,000
Remaining term (years)	4.42 – 4.83
Volatility	110%
Risk-free rate	1.37%
Dividend yield	0.0%

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
		(as revised)		(as revised)
Balance at beginning of period	$47,314,427	$1,683,722	$41,089,580	$-
Issuance of Series A Warrant liabilities	-	79,445,308	-	79,445,308
Issuance of other warrant liabilities and conversion options	-	-	-	3,878,989
Cash paid to repurchase warrants	(1,817,501)	-	(3,278,827)	-
Loss on repurchase of warrants	(3,437,221)	-	(5,189,484)	-
Fair value of Series A Warrants repurchased	(5,254,722)	-	(8,468,311)	-
Warrant exercises	(259,487)	-	(4,498,048)	-
Warrants issued in connection with the waivers	-	(13,300)	-	(13,300)
Change in fair value of derivative liabilities	4,812,510	(45,209,758)	18,489,507	(47,405,025)
Ending balance	$46,612,728	$35,905,972	$46,612,728	$35,905,972

Note 13. COMMITMENTS AND CONTINGENCIES

Employment and Consulting and Other Related Party Agreements

On April 8, 2016, Gregory Brauser informed the Board of his decision to resign from the Board and as President of the Company. Mr. Brauser’s resignation was not due to any disagreement with the Company on any matters relating to the Company’s operations, policies or practices.  Through GAB Management Group, Inc., Mr. Brauser will serve as a consultant to the Company pursuant to an Executive Services Consulting Agreement dated as of April 11, 2016 (the “Consulting Agreement”), the term of which is two years. Under the Consulting Agreement, GAB Management Group, Inc., will receive the following benefits in connection with consulting services that its principal, Mr. Brauser, will provide to the Company beginning on April 11, 2016: (1) an engagement fee of $50,000 payable at the time the Consulting Agreement is executed, and (2) thereafter monthly installments of $10,000 for 24 months. Subsequent to September 30, 2016, the Company paid $80,000 pursuant to the Consulting Agreement.

On August 13, 2015, the Company entered into consulting agreements with each of GRQ Consultants, Inc. and Grander Holdings, Inc. Pursuant to its consulting agreement, GRQ Consultants, Inc. was to primarily focus on investor relations and presenting the Company and its business plans, strategy and personnel to the financial community. Pursuant to its consulting agreement, Grander Holdings, Inc. was to primarily assist the Company in further developing and executing its acquisitions strategy, focusing on the Company’s “The Vape Store” properties. Mr. Michael Brauser, who is the father of Gregory Brauser, is the Chief Executive Officer of Grander Holdings, Inc. Pursuant to the foregoing agreements, each consultant received an initial fee of $50,000, payable upon execution, and would receive $20,000 monthly throughout the 12-month term of each agreement if such consulting services continued. The Company made payments of $40,000 each to Grander Holdings, Inc. and GRQ Consultants, Inc. during the nine months ended September 30, 2016. The consulting agreements with Grander Holdings, Inc. and GRQ Consultants were terminated amicably effective February 29, 2016, with no requirement for additional payments.

During 2015, the Company purchased, at rates comparable to market rates, e-liquids sold in its vape retail stores and wholesale operations, respectively from Liquid Science, Inc., a company in which Jeffrey Holman (the Company’s Chief Executive Officer), Gregory Brauser (the Company’s former President) and Michael Brauser each had a beneficial ownership interest. During the nine months ended September 30, 2016, the Company made approximately $274,000 or 37% of its purchases of e-liquid from Liquid Science for its continuing operations. The Company did not make any purchases from Liquid Science during the nine months ended September 30, 2015. Jeffrey Holman sold his ownership interest in Liquid Science, Inc. in April 2016. During 2016, the Company received royalty income from Liquid Science pursuant to the terms of a royalty agreement; approximately $52,000 received during the three months ended March 31, 2016 and $42,000 of royalty income received in July 2016. Pursuant to the royalty agreement between the Company and Liquid Science, as consideration for use of a Company trademark, Liquid science paid a 15% royalty on sales of licensed products sold directly to consumers. The royalty revenue was recorded when received. On July 21, 2016, Liquid Science entered into an asset purchase and license agreement with the Company, whereby the Company irrevocably sold, assigned, transferred, certain trademark, intellectual property, formulations, technology and granted rights to sell and distribute certain brand named products internationally. In conjunction with the sale, the royalty agreement between the Company and Liquid Science was terminated.

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

California Center for Environmental Health Matters

On June 22, 2015, the Center for Environmental Health, as plaintiff, filed suit against a number of defendants including Vapor Corp., its wholly-owned subsidiary, the Vape Store, Inc., Vaporin and another wholly-owned subsidiary, Vaporin Florida, Inc. The lawsuit was filed in the Superior Court of the State of California, County of Alameda. The suit seeks relief under California Proposition 65 which makes it unlawful for businesses to knowingly and intentionally expose individuals in California to chemicals known to cause birth defects or other harm without providing clear and reasonable warnings. All of the defendants are alleged to have sold products containing significant quantities of nicotine without warnings in violation of Proposition 65. The plaintiff is seeking a civil penalty against these defendants in the amount of $2,500 per day for each violation of Proposition 65, together with attorneys’ fees and costs. On April 6, 2016, the Company and the plaintiff entered into a settlement agreement, which required the Company to (1) make a payment of $45,000 and (2) comply with enhanced product labeling requirements within a set implementation period as defined in the consent judgment. The settlement cost was included in selling, general and administrative expenses for the three months and the nine months ended September 30, 2016. The settlement payment was made on May 2, 2016.

Other Matters

On March 2, 2016, Hudson Bay Master Fund Ltd. (“HB”), filed an action against the Company in the Supreme Court of the State of New York, County of New York, captioned Hudson Bay Master Fund Ltd. versus Vapor Corp., Index No. 651094/2016. This action alleged that the Company failed to timely effect exercises of its Series A Warrants delivered by the plaintiff and seeks damages of $339,810. On May 10, 2016, solely to avoid the costs, risks and uncertainties inherent in litigation, the Company entered into a settlement agreement with respect to all claims included in the action by HB (the “HB Settlement”). The HB Settlement provided, among other things, that the parties entered into and filed a stipulation of discontinuance that provided for the dismissal of the action against the Company (the “HB Stipulation”). This action by HB was dismissed with prejudice.

On June 2, 2016, four Series A Warrant holders, filed an action against the Company in the Supreme Court of the State of New York, County of New York, captioned Empery Asset Master, LTD, Empery Tax Efficient, LP, Empery Tax Efficient II, LP and Intracoastal Capital, LLC versus Vapor Corp., Index No. 652950/2016. This action alleged that the Company failed to timely effect exercises of its

Series A Warrants delivered by the plaintiffs and seeks aggregate damages of approximately $603,000. Between June 17 and June 22, 2016, solely to avoid the costs, risks and uncertainties inherent in litigation, the Company entered into settlement agreements with respect to all claims included in the Complaints (the “Settlements”). The Settlements provide, among other things, that the parties entered into and filed a stipulation of discontinuance that provides for the dismissal of the Complaint (the “Stipulation”), and the holders surrendered the balance of their Series A Warrant upon receipt of settlement payments. These actions were dismissed with prejudice.

In August 2016, a patent infringement action was filed in the United States District Court for the Eastern District of Texas by Vari-Volt Technologies, LCC against the Company’s subsidiary, The Vape Store, Inc.  The plaintiff is a non-practicing entity and is not a competitor of the Company or The Vape Store, Inc.  The lawsuit concerns the alleged infringement of an electronic cigarette battery patent held by the plaintiff.  The accused products are several models of Vision (a third party) batteries allegedly distributed and sold by The Vape Store, Inc.  To date, no answer has been filed in the lawsuit and the Company intends to vigorously defend these allegations.  The Company considers this a low-exposure matter and, in addition to a full defense, intends to pursue alternative means of resolution.  At this time, it is not possible to estimate the loss exposure; however, we believe any such exposure is not likely to have a material effect on the Company’s financial position.

Future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s condensed consolidated financial position, liquidity or results of operations in any future reporting periods.

Purchase Commitments

At September 30, 2016 and December 31, 2015, the Company had vendor deposits of approximately $118,565 and $127,610, respectively, and vendor deposits are included as a component of prepaid expenses and vendor deposits on the consolidated balance sheets included herewith. At September 30, 2016 and December 31, 2015, the Company had vendor deposits of approximately $0 and $183,326, respectively, for the vapor wholesale business that are included as a component of discontinued operations prepaid expenses and vendor deposits on the consolidated balance sheets included herewith.

NOTE 14. SUBSEQUENT EVENTS

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

On October 1, 2016, the Company executed a three-year lease for its new corporate office facility at 3800 N. 28th Way, Hollywood Florida 33020 with an annual base rent of $90,000. The Company incurred $17,490 of costs in settlement of lease, including forfeiture of the $12,000 security deposit, to exit the lease for its former corporate office space. The exit cost incurred for the former office space was recorded in selling general and administrative expenses for the nine months ended September 30, 2016.

On October 5, 2016, the Company amended and restated its Series A Warrant Standstill Agreements to permit each consenting Series A warrant holder to effect a cashless exercise of the Series A Warrants only on dates when the closing bid price used to determine the net number of shares to be issued upon exercise based on the Black Scholes calculation, is at or above $0.0001 per share. Approximately 90% of the Series A Warrants are subject to the Amended Standstill Agreements.

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

Company Overview

Vapor Corp. is a retailer of vaporizers, e-liquids and electronic cigarettes. The Company currently operates thirteen retail vape stores in the Southeast of the United States. Vapor offers e-liquids, vaporizers, e-cigarettes and related products through our vape stores.

On June 1, 2016, the Company acquired Ada’s Natural Market, a natural and organic grocery store, through its wholly owned subsidiary Healthy Choice Markets, Inc. The grocery store has been a leader in the natural grocery market in Fort. Myers, Florida for the past 40 years, offering the fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty and natural household items and specializing in facilitating a healthy, well balanced lifestyle. In addition, the grocery store provides a fresh café, specialty coffee and organic juice bar.

On February 1, 2016, the Company filed an amendment to its Certificate of Incorporation to increase its authorized Common Stock to 5,000,000,000, and change its par value to $0.0001 per share. On March 4, 2016, the Company filed an amendment to its Certificate of Incorporation to effectuate a one-for-seventy reverse stock split to its Common Stock. On June 1, 2016, the Company filed an amendment to its Certificate of Incorporation to effectuate a one-for-twenty thousand reverse stock split to its Common Stock. On August 4, 2016, an amendment to the Company’s Amended and Restated Certificate of Incorporation was filed to increase the number of shares of the authorized common stock from 5,000,000,000 to 750,000,000,000. All warrant, convertible preferred stock, option, Common Stock shares and per share information included in these unaudited condensed consolidated financial statements gives retroactive effect to the aforementioned reverse splits of the Company’s Common Stock. See Note 9- Stockholders’ Deficit for additional details regarding the Company’s authorized capital.

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

On May 2, 2016, the OTCQB staff notified the Company that, based upon its non-compliance with the minimum $0.01 bid price requirement for the prior 30 consecutive business days, the Company – in accordance with the OTCQB Standards – had been provided a grace period, through October 31, 2016, to regain compliance with the minimum bid price requirement. If the Company’s common stock bid price did not close at or above $0.01 for ten consecutive trading days by October 31, 2016, the Company would move to the OTC Pink marketplace. If a delisting from OTCQB took place, the Company would no longer meet the “Equity Conditions” required to issue Company common stock to fulfill a cashless exercise pursuant to Section 1(d) of its Series A Warrants. If the Company failed to meet certain conditions set forth in the Series A Warrants, the Company may be required to elect to make cash payments to satisfy its obligations pursuant to the Series A Warrants.

On October 31, 2016, the Company received notice from OTC Markets Group that the Company's common stock would be moved from the OTCQB to the OTC Pink marketplace on November 1, 2016, as a result of the Company's failure to cure its bid price deficiency. On November 1, 2016, the date of the delisting from OTCQB, the Company no longer meets the “Equity Conditions” required to allow the Company to elect to issue common stock to fulfill a cashless exercise pursuant to Section 1(d) of its Series A Warrants. Holders of the Series A Warrants may still undertake a cashless exercise of their warrants and agree to permit the Company to issue common stock to fulfill such exercise.

On June 24, 2016, the Company determined that it had insufficient shares of Common Stock authorized to allow for the exercise of the Series A Warrants or stock options, or allow the conversion of the Series A Preferred Stock. On August 4, 2016 an amendment to the Company’s Amended and Restated Certificate of Incorporation was filed to increase the number of shares of the authorized common stock from 5,000,000,000 to 750,000,000,000. If all of the warrants were exercised simultaneously at stock price lower than $0.0001, then the Company would not have sufficient authorized common stock to satisfy all the warrant exercises and it may be required to use cash to pay warrant holders. Since we cannot predict the future stock price and when the warrant holders will exercise warrants and sell the underlying common shares, management cannot predict if the Company will have sufficient cash resources to satisfy its obligation to the current warrant holders. The amounts payable to the holders of the Series A Warrants if all were fully exercised as of November 11, 2016 on a cashless basis would be approximately $64 million, using a Black Scholes Value of approximately $1,516,896 per Series A Warrant.

The Company reported a net loss of approximately $19.8 million for the nine months ended September 30, 2016. The Company also had negative working capital of approximately $33.4 million and a stockholders’ deficit of approximately $28 million as of September 30, 2016. The Company expects to continue incurring operating losses for the foreseeable future and may need to satisfy exercises of Series A Warrants on a cashless basis. Accordingly, the material uncertainty related to the exercise of Series A Warrants and the sufficiency of cash reserves to satisfy obligations related to such exercises raises substantial doubt about the Company’s ability to continue as a going concern.

Factors Affecting Our Performance

We believe the following factors affect our performance:

Vapor Retail: We believe the operating performance of our retail stores will affect our revenue and financial performance. The Company has a total of fourteen retail stores, nine of which are in Florida, three of which are in Georgia, one of which is in Tennessee and one in Alabama. During the fourth quarter of 2015, the Company abandoned its plans to increase the number of retail stores. During the nine months ended September 30, 2016 the Company closed 7 stores due to declining performance and adverse industry trends and increasing federal and state regulations that, if implemented, will negatively impact future retail revenues.

Vapor Wholesale: The Company sold its wholesale business. The sale of the wholesale business was not contemplated prior to July 1, 2016. The sale transaction was approved by the Company’s Board of Director’s on July 26, 2016 and completed on July 31, 2016. The sale of the wholesale business qualifies as a discontinued operations and accordingly the Company has excluded results for the wholesale business operations from the Company’s continuing operations in the unaudited condensed consolidated Statements of Operations for all periods presented.

Online: The Company changed its online strategy and only sold online to wholesale customers. Multi-channel web affiliate programs were discontinued. The change to online sales was made to improve cost efficiency. On July 31, 2016, the Company sold its wholesale online business.

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

Grocery: On June 1, 2016, the Company, through its subsidiary Healthy Choice Markets, acquired an independent specialty grocery store, Ada’s Natural Market located in Fort Myers, Florida, that offers a wide selection natural and organic grocery items. The supermarket industry is highly competitive and characterized by narrow profit margins. The Company competes directly with multiple retail formats, including national, regional and local supermarket chains as well as warehouse clubs, supercenters, drug stores, fast food chains, restaurants, and convenience stores. Healthy Choice Markets, Inc. (“HCM”) competes by using consistent high quality natural and organic products, superior customer service, juice bar and prepared specialty foods for both take-home and in-store dining. The Ada’s Natural Market loyalty program also strengthens customer retention. The grocery store is expanding its fresh prepared food offering s and recently introduced a specialty coffee bar and bakery as a complement to its juice bar. We believe we can improve our sales growth by enhancing our customer-oriented shopping experience, as well as through expanding prepared food offerings, our personalized marketing efforts, through print, digital and social media platforms, and our in-store education programs.

Food Safety: The Company could be adversely affected if consumers lose confidence in the safety and quality of the food supply chain.  Adverse publicity about these types of concerns, whether or not valid, could discourage consumers from buying our products.  The real or perceived sale of contaminated food products by us could result in a loss of consumer confidence and product liability claims, which could have a material adverse effect on our sales and operations.

Impact of Inflation: Inflation and deflation in the prices of food and other products we sell may affect our sales, gross profit and gross margin. The short-term impact of inflation and deflation is largely dependent on whether or not the effects are passed through to our customers, which is subject to competitive market conditions. Food inflation and deflation is affected by a variety of factors and our determination of whether to pass on the effects of inflation or deflation to our customers is made in conjunction with our overall pricing and marketing strategies. Although we may experience periodic effects on sales, gross profit and gross margins as a result of changing prices, the effect of inflation could have an adverse impact on our future revenues.

Results of Operations

The following table sets forth our Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2016, and 2015 that is used in the following discussions of our results of operations:

	For the Three Months Ended September 30,		2016 to 2015
	2016	2015	Change $
SALES:
Vapor sales, net	$1,474,581	$1,314,437	$160,144
Grocery sales, net	1,575,037	-	1,575,037
Total Sales, net	3,049,618	1,314,437	1,735,181

Cost of sales vapor	655,856	405,119	250,737
Cost of sales grocery	939,606	-	939,606
GROSS PROFIT	1,454,156	909,318	544,838

OPERATING EXPENSES:
Selling, general and administrative	2,492,321	2,264,999	227,322
Retail store and kiosk closing costs	9,243	430,334	(421,091)
Total operating expenses	2,501,564	2,695,333	(193,769)
Operating loss	(1,047,408)	(1,786,015)	738,607

OTHER INCOME (EXPENSES):
Amortization of debt discounts	-	(67,797)	67,797
Amortization of deferred financing costs	-	(32,857)	32,857
Gain on debt extinguishment	3,437,221	-	3,437,221
Loss on debt extinguishment	-	(1,544,044)	1,544,044
Cost associated with underwritten offering	-	(5,279,003)	5,279,003
Non-cash change in fair value of derivatives	(4,812,510)	45,209,758	(50,022,268)
Stock-based expense in connection with waiver agreements	-	(1,757,420)	1,757,420
Interest income	21,845	7,183	14,662
Interest expense	(3,162)	(23,244)	20,082
Interest expense-related party	-	(10,212)	10,212
Total other income (expense)	(1,356,606)	36,502,364	(37,858,970)
Net income (loss) from continuing operations	(2,404,014)	34,716,349	(37,120,363)
Net loss from discontinued operations	(8,915)	(1,091,592)	1,082,677
Net Income (Loss)	(2,412,929)	33,624,757	(36,037,686)
Deemed dividend	-	(38,068,021)	38,068,021
NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS	$(2,412,929)	$(4,443,264)	$2,030,335

Net vapor sales increased $160,144 to $1,474,581 for the three months ended September 30, 2016 as compared to $1,314,437 for the same period in 2015. The increase in sales is primarily due to the increased number of stores open during 2016 of twenty, compared to eight retail stores acquired by us in connection with our acquisition of Vaporin in March of 2015. Sales for five Florida and two Georgia retail stores were not sufficient to recover operating costs and the decision was made to close these stores by September 30, 2016.

Net grocery store sales increased $1,575,037 with the June 1, 2016 acquisition of the grocery store and represents three months sales for Ada’s Natural Market.

Vapor cost of goods sold for the three months ended September 30, 2016 and 2015 were $655,856 and $405,119, respectively, an increase of $250,737. The increase is due to an increase in sales from our retail stores and the increase in the write down of slow moving and obsolete inventory for the three months ended September 30, 2016 and 2015, charges to cost of goods sold were recorded for approximately $58,078 and $0, respectively. Gross profit from retail stores was $818,725 and $909,318 for the three months ended September 30, 2016 and 2015, respectively.

Grocery store cost of goods sold increased $939,606 for the three months ended September 30, 2016. Gross profit from the grocery store was $635,431 for the three months ended September 30, 2016.

Selling, general and administrative expenses increased $227,322, to $2,492,321 for the three months ended September 30, 2016 compared to $2,264,999 for the same period in 2015. The increase is primarily attributable to an increase of approximately $656,581 of selling, general and administrative expenses incurred for the quarter for the grocery store and an increase for insurance expense of $171,476 offset by a decrease in professional fees of $458,874.

During the three months ended September 30, 2016, the Company closed one retail vape store. In connection with the retail vape store closing the Company incurred approximately $9,243 of exit costs for the three months ended September 30, 2016. During the three months ended September 30, 2015, the Company did not close any retail vape kiosks located in malls, all of the kiosks were closed by June 30, 2015. In connection with the retail kiosk closings, the Company incurred approximately $430,334 of exit costs for non-cancellable leases for the three months ended September 30, 2015.

Net other income and expenses of $1,356,606 for the three months ended September 30, 2016 included a $4,812,510 non-cash net loss change in the fair value of derivatives and $3,437,221 gain on warrant repurchases recorded in connection to the repurchase and cancelation of certain Series A Warrants. Net other income and expenses of $36,502,364 for the three months ended September 30, 2015 includes a $45,209,758 change in the fair value of the derivatives, $5,279,003 of costs associated with the underwriting of our July 29, 2015 public offering, stock-based expense of $1,757,420 incurred in connection with the Waiver agreement, $100,654 of amortization of deferred debt discounts and financing costs, and $1,544,044 of loss on debt extinguishment, interest expense of $33,456, offset by $7,183 of interest income.

The following table shows the results of the Company’s wholesale vapor operations included in the income (loss) from discontinued operations.

	For the Three Months Ended September 30,
	2016	2015	2016 to 2015 Change $

Wholesale vapor sales, net	$281,398	$1,564,707	$(1,283,309)

Cost of sales – vapor wholesale	203,482	1,455,737	(1,252,255)
Expenses – selling, general and administrative	86,831	1,200,562	(1,113,731)
Total	290,313	2,656,299	(2,365,986)
Income (loss) from discontinued operations attributable to the wholesale business	$(8,915)	$(1,091,592)	$1,082,677

The Company sold its wholesale vapor business on July 31, 2016 and accordingly, the activity for the three months ended September 30, 2016 represents one month of wholesale business operations. Net wholesale vapor sales decreased by $1,283,309 to $281,398 for the three months ended September 30, 2016 as compared to $1,564,707 for the three months ended September 30, 2015. Wholesale vapor cost of goods sold for the three months ended September 30, 2016 and 2015 were $203,482 and $1,455,737, respectively, a decrease of $1,252,255. Selling, general and administrative expenses decreased by approximately $1,114,000 primarily due to the decreases in legal expense of $675,000, payroll and related employee expenses of $150,000, advertising costs of $69,000, and travel expenses of $32,900.

The following table sets forth our Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2016, and 2015 that is used in the following discussions of our results of operations:

	For the Nine Months Ended September 30,		2016 to 2015
	2016	2015	Change $
SALES:
Vapor sales, net	$5,313,849	$3,128,069	$2,185,780
Grocery sales, net	2,085,293	-	2,085,293
Total Sales, net	7,399,142	3,128,069	4,271,073

Cost of sales vapor	2,441,715	1,268,605	1,173,110
Cost of sales grocery	1,251,872	-	1,251,872
GROSS PROFIT	3,705,555	1,859,464	1,846,091

OPERATING EXPENSES:
Selling, general and administrative	7,122,621	6,845,477	277,144
Impairment of goodwill and intangible assets	1,977,829	-	1,977,829
Retail store and kiosk closing costs	342,503	719,972	(377,469)
Total operating expenses	9,442,953	7,565,449	1,877,504
Operating loss	(5,737,398)	(5,705,985)	(31,413)

OTHER INCOME (EXPENSES):
Amortization of debt discounts	-	(833,035)	833,035
Amortization of deferred financing costs	-	(144,903)	144,903
Gain on debt extinguishment	5,189,484	-	5,189,484
Loss on debt extinguishment	-	(1,544,044)	1,544,044
Cost associated with underwritten offering	-	(5,279,003)	5,279,003
Non-cash change in fair value of derivatives	(18,489,507)	47,405,025	(65,894,532)
Stock-based expense in connection with waiver agreements	-	(3,871,309)	3,871,309
Interest income	38,418	8,499	29,919
Interest expense	(12,854)	(101,449)	88,595
Interest expense-related party	-	(80,545)	80,545
Total other income (expense)	(13,274,459)	35,559,236	(48,833,695)
Net income (loss) from continuing operations	(19,011,857)	29,853,251	(48,865,108)
Net income (loss) from discontinued operations	(777,119)	(2,944,480)	2,167,361
Net Income (Loss)	(19,788,976)	26,908,771	(46,697,747)
Deemed dividend	-	(38,068,021)	38,068,021
NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS	$(19,788,976)	$(11,159,250)	$(8,629,726)

Net vapor sales increased $2,185,780 to $5,313,849 for the nine months ended September 30, 2016 as compared to $3,128,069 for the same period in 2015. The increase in sales is primarily due to the increased number of stores open during 2016 of twenty, compared to eight retail stores acquired by us in connection with our acquisition of Vaporin in March of 2015. Sales for five Florida and two Georgia retail stores were not sufficient to recover operating costs and the decision was made to close these stores by September 30, 2016. The Company operated thirteen retail vape stores as of September 30, 2016.

Net grocery store sales were $2,085,293 with the June 1, 2016 acquisition of the grocery store and represents a four months of sales for Ada’s Natural Market.

Vapor cost of goods sold for the nine months ended September 30, 2016 and 2015 were $2,441,715 and $1,268,605, respectively an increase of $1,173,110. The increase is due to increased sales from our retail stores and an increase in write down of slow moving and obsolete inventory for the nine months ended September 30, 2016 and 2015. Charges to cost of goods sold were recorded for approximately $304,342 and $0, respectively, for obsolete and slow moving wholesale inventories for the nine months ended September 30, 2016 and 2015. Gross profit from retail stores increased by $1,012,670 to $2,872,134 for the nine months ended September 30, 2016 as compared to $1,859,464 for the nine months ended September 30, 2015.

Grocery store cost of goods sold increased $1,251,872 with the June 1, 2016 acquisition of the grocery store and represents four months cost of goods sold for Ada’s Natural Market. Gross profit from the grocery store was $833,421 for the four months ended September 30, 2016.

Selling general and administrative expenses increased $277,144 to $7,122,621 for the nine months ended September 30, 2016 compared to $6,845,477 for the same period in 2015. The increase is primarily attributable to an increase of approximately $1,047,764 of selling, general and administrative expenses incurred for the quarter for the grocery store. There is an increase in payroll and employee related expenses of $1,300,828 due to an increase in headcount from the grocery store offset by a decrease in headcount from the Vape Stores. Professional fees decreased by $591,656 primarily due to the decrease in legal expense for the patent defense. Stock based compensation expense decreased by $551,783 primarily due to the decrease in a director who was highly compensated through stock options. Insurance increased by $165,366 due to an increase in directors and officer’s insurance for 2016 and advertising expense decreased by $44,207.

During the nine months ended September 30, 2016 the Company closed five retail vape stores. In connection with the retail store closings the Company incurred approximately $342,503 in store closing costs. Losses on disposal of computer equipment, furniture and fixtures was $103,312, $183,890 of exit cost for non-cancellable leases and $55,300 of other cost for the nine months ended September 30, 2016. During the nine months ended September 30, 2015, the Company closed seven retail vape kiosk located in malls. In connection with the retail kiosk closings, the Company incurred approximately $478,729 of losses on disposal of computer equipment, furniture and fixtures and $241,243 of exit costs for non-cancellable leases for the nine months ended September 30, 2015.

The Company concluded that goodwill was impaired and recorded an impairment charges of $1,199,484 for the nine months ended September 30, 2016. The Company determined its trade names and technology carrying value exceeded the potential cash flow from their disposition. The Company recorded an impairment charge of $778,345 for the nine months ended September 30, 2016.

Net other income and expense of $13,274,459 for the nine months ended September 30, 2016 included a $18,489,507 non-cash net loss from the change in the fair value of the derivatives, offset by $5,189,484 loss on debt extinguishment recorded in connection to repurchase of Series A Warrants Net other income and expenses of $35,559,236 for the nine months ended September 30, 2015 include a $47,405,025 non-cash gain from the change in the fair value of derivatives, $5,279,003 of costs associated with the underwriting of our July 29, 2015 public offering, stock-based expense of $3,871,309 incurred in connection with the Waiver agreement, $977,938 of amortization of deferred debt discounts and financing costs, and $1,544,044 of loss on debt extinguishment, interest expense of $181,994, offset by $8,499 of interest income.

	For the Nine Months Ended September 30,
	2016	2015	2016 to 2015 Change $

Wholesale vapor sales, net	$3,125,736	$4,231,000	$(1,105,264)

Cost of sales – vapor wholesale	2,832,564	3,894,965	(1,062,401)
Expenses – selling general and administrative	1,070,291	3,280,515	(2,210,224)
Total	3,902,855	7,175,480	(3,272,625)
Loss from discontinued operations attributable to the wholesale business	$(777,119)	$(2,944,480)	$2,167,361

The Company sold its wholesale vapor business on July 31, 2016 and accordingly the activity for the nine months ended September 30, 2016 represents seven months of wholesale business operations. Net wholesale vapor sales decreased by $1,105,264 to $3,125,736 for the nine months ended September 30, 2016 as compared to $4,231,000 for the nine months ended September 30, 2015. The net sales decreased during the third quarter of 2016 due to the seven-month period of operations in 2016 as compared to the nine-month period in 2015 and sales declines due to customer cautionary reaction to the FDA regulations. Wholesale vapor cost of goods sold for the nine months ended September 30, 2016 and 2015 were $2,832,564 and $3,894,965 respectively, a decrease of $1,062,401. The decrease is primarily due to the decrease in sales and increase in write down of slow moving and obsolete inventory. Selling, general and administrative expenses decreased by approximately $2,210,000 primarily due to the decrease in payroll and related employee expenses of $1,369,000, professional fees of $367,100, advertising of $117,700, insurance of $117,000, rent and related recurring expenses of $97,000 travel expenses of $58,000 and postage and delivery of $65,000.

Liquidity and Capital Resources

	For the Nine Months ended September 30,
	2016	2015

Net cash used in operating activities	$(6,950,614)	$(10,612,161)
Net cash used in investing activities	(3,200,610)	(65,596)
Net cash (used in) provided by financing activities	(3,328,877)	40,785,676
	$(13,480,101)	$30,098,919

Our net cash used in continuing operating activities of $3,954,110 for the nine months ended September 30, 2016 resulted from our net loss from continuing operations of $19,011,857, a net cash usage of $941,592 from changes in operating assets and liabilities offset by non-cash adjustments of $15,999,339. Our net cash used in discontinued operations of $2,996,504 for the nine months ended September 30, 2016 resulted from our net loss from discontinued operations of $777,119, a net cash usage of $2,536,286 from changes in assets and liabilities from discontinued operations offset by non-cash adjustments of $316,901. Our net cash used in continuing operating activities of $9,637,635 for the nine months ended September 30, 2015 resulted from our net income from continuing operations of $29,853,252 and by net cash usage of $1,599,036 from changes in operating assets and liabilities and by non-cash adjustments of $37,891,851. Our net cash used in discontinued operations of $983,526 for the nine months ended September 30, 2016 resulted from our net loss from discontinued operations of $2,944,480, offset by a net cash provided of $1,960,956 from changes in assets and liabilities from discontinued operations.

The net cash used in investing activities of $3,200,610 for the nine months ended September 30, 2016 resulted from the acquisition of grocery store business assets for $2,910,612 and purchases of $29,763 of property and equipment, proceeds of $100,000 from the sale of tradename, offset by a $500,000 issuance of a note receivable less $139,765 of collection. The net cash used in investing activities of $65,596 for the nine months ended September 30,2015 is due to the collection of a $467,095 loan receivable and $136,468 of cash received in connection with the Merger with Vaporin, offset by $454,393 for the acquisition of vapor store businesses and $194,766 of property and equipment purchases.

The net cash used in financing activities of $3,328,877 for the nine month ended September 30, 2016 is due to repurchases of Series A warrants totaling $3,278,827 and payment of $50,050 of capital lease obligation. The increase in cash provided by financing activities for the nine months ended September 30, 2015 is due to proceeds of $41,378,227 from the July 29, 2015 public offering of Series A Units, net proceeds of $2,941,960 from a private place of common stock and warrants less $196,250 of offering costs, net proceeds of $1,662,500 from the issuance of convertible debenture, and $350,000 of loan proceeds from Vaporin offset by the debt repayments of $1,750,000 of convertible debentures, and $1,250,000 of senior notes payables to related parties. $1,000,000 of notes payable to related party, $567,000 of convertible notes payable, $750,000 of a term loan payable, and $33,760 of a capital lease obligation.

At September 30, 2016 and December 31, 2015, we did not have any material financial guarantees or other contractual commitments with vendors that are reasonably likely to have an adverse effect on liquidity.

	September 30, 2016	December 31, 2015

Cash	$13,734,890	$27,214,991
Total assets	$20,768,635	$34,247,862
Percentage of total assets	66.1%	79.5%

Our cash balances are kept liquid to support our acquisition and infrastructure needs for operational expansion. The majority of our cash and cash equivalents are concentrated in one large financial institution.

The Company reported a net loss of approximately $19.8 million for the nine months ended September 30, 2016. The Company also had negative working capital of approximately $33.4 million and a stockholders’ deficit of approximately $28 million as of September 30, 2016. The Company expects to continue incurring losses before the impact of changes in fair value of derivatives for the foreseeable future and may need to raise additional capital to satisfy warrant obligations, and to continue as a going concern. The amounts payable to the holders of the Series A Warrants if all were fully exercised as of November 11, 2016 on a cashless basis would be approximately $64 million, using a Black Scholes Value of approximately $1,516,896 per Series A Warrant. As of November 11, 2016 the Company had approximately $13.4 million of cash. The decrease in cash from September 30, 2016 is primarily attributable to operating expenses.

On May 2, 2016, the OTCQB staff notified the Company that, based upon its non-compliance with the minimum $0.01 bid price requirement for the prior 30 consecutive business days, the Company – in accordance with the OTCQB Standards – has been provided a grace period, through October 31, 2016, to regain compliance with the minimum bid price requirement. If the Company’s common stock bid price does not close at or above $0.01 for a period of ten consecutive trading days by October 31, 2016, the Company will be moved to the OTC Pink marketplace. On October 31, 2016, the Company received notice from OTC Markets Group that the Company's common stock would be moved from the OTCQB to the OTC Pink marketplace on November 1, 2016, as a result of the Company's failure to cure its bid price deficiency. On November 1, 2016, the date of the delisting from OTCQB, the Company no longer meets the “Equity Conditions” required to allow the Company to elect to issue common stock to fulfill a cashless exercise pursuant to Section 1(d) of its Series A Warrants. Holders of the Series A Warrants may still undertake a cashless exercise of their warrants and agree to permit the Company to issue common stock to fulfill such exercise.

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

Seasonality

We do not consider our vapor business to be seasonal. Our grocery business is subject to modest seasonality. Our sales fluctuate throughout the year and are highest in the first quarter and fourth quarter of the fiscal year.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

California Center for Environmental Health Matters

On June 22, 2015, the Center for Environmental Health, as plaintiff, filed suit against a number of defendants including Vapor Corp., its wholly-owned subsidiary, the Vape Store, Inc., Vaporin and another wholly-owned subsidiary, Vaporin Florida, Inc. The lawsuit was filed in the Superior Court of the State of California, County of Alameda. The suit seeks relief under California Proposition 65 which makes it unlawful for businesses to knowingly and intentionally expose individuals in California to chemicals known to cause birth defects or other harm without providing clear and reasonable warnings. All of the defendants are alleged to have sold products containing significant quantities of nicotine without warnings in violation of Proposition 65. The plaintiff is seeking a civil penalty against these defendants in the amount of $2,500 per day for each violation of Proposition 65, together with attorneys’ fees and costs. On April 6, 2016, the Company and the plaintiff entered into a settlement agreement, which required the Company to (1) make a payment of $45,000 and (2) comply with enhanced product labeling requirements within a set implementation period as defined in the consent judgment. The settlement cost was included in selling, general and administrative expenses for the nine months ended September 30, 2016. The settlement payment was made on May 2, 2016.

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

In August 2016, a patent infringement action was filed in the United States District Court for the Eastern District of Texas by Vari-Volt Technologies, LCC against the Company’s subsidiary, The Vape Store, Inc.  The plaintiff is a non-practicing entity and is not a competitor of the Company or The Vape Store, Inc.  The lawsuit concerns the alleged infringement of an electronic cigarette battery patent held by the plaintiff.  The accused products are several models of Vision (a third party) batteries allegedly distributed and sold by The Vape Store, Inc.  To date, no answer has been filed in the lawsuit and the Company intends to vigorously defend these allegations.  The Company considers this a low-exposure matter and, in addition to a full defense, intends to pursue alternative means of resolution.  At this time, it is not possible to estimate the loss exposure; however, we believe any such exposure is not likely to have a material effect on the Company’s financial position.

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

VAPOR CORP.

Date: November 14, 2016	By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer

Date: November 14, 2016	By:	/s/ Gina Hicks
Gina Hicks
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
1.1	Asset Purchase Agreement, dated July 29, 2016, by and between Vapor Corp. and VPR Brands, L.P.	8-K	August 3, 2016	1.1
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vapor Corp.	8-K	August 5, 2016	3.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive Officer (906)				Furnished *
32.2	Certification of Principal Financial Officer (906)				Furnished
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

* This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

