Form 10-K
period 2016-12-31
Healthier Choices Management Corp.
filed 2017-03-27
CIK 844856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
______________________

FORM 10-K
______________________

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

HEALTHIER CHOICES MANAGEMENT CORP.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	001-36469 (Commission File Number)	84-1070932 (I.R.S. Employer Identification No.)

Address of Principal Executive Office: 3800 North 28th Way Hollywood, FL 33020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $953,896.44 million based on the June 30, 2016 closing price of $0.0002 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 19,643,675,411 shares outstanding as of March 20, 2017.

PART I

Item 1. Business.

Healthier Choices Management Corp. (the “Company”) is a holding company focused on providing consumers with healthier daily choices with respect to nutrition and other lifestyle alternatives. The Company currently operates thirteen retail vape stores in the Southeast region of the United States. The Company offers e-liquids, vaporizers and related products through our retail vape stores.

On June 1, 2016, the Company acquired Ada’s Natural Market, a natural and organic grocery store, through its wholly owned subsidiary Healthy Choice Markets, Inc. The grocery store has been a leader in the natural grocery vertical for the past forty years. The Fort Myers store offers fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products and natural household items. The core mission of the store is to specialize in facilitating a healthy and positive lifestyle.

VAPORIZER AND E-LIQUID BUSINESS

Retail Stores

While evaluating retail store operations in 2016, management decided to close three of its Atlanta area vape stores on February 15, 2016, and December 31, 2016. Additionally, six of its Florida vape stores were closed between May 31, 2016 and December 31, 2016.

Vaporizers

“Vaporizers” are battery-powered products that enable users to inhale nicotine vapor without smoke, tar, ash, or carbon monoxide. Regardless of their construction, they are comprised of three functional components:

•	a mouthpiece, which is a small plastic cartridge that contain a liquid nicotine solution;

•	the heating element that vaporizes the liquid nicotine so that it can be inhaled; and

•	the electronic devices which include: a lithium-ion battery, an airflow sensor, a microchip controller and an LED, which illuminates to indicate use.

When a user draws air through the vaporizer, the air flow is detected by a sensor, which activates a heating element that vaporizes the solution stored in the mouthpiece/cartridge, the solution is then vaporized and it is this vapor that is inhaled by the user. The cartridge contains either a nicotine solution or a nicotine free solution, either of which may be flavored.

Vaporizers feature a tank or chamber, a heating element and a battery. The vaporizer user fills the tank with e-liquid or the chamber with dry herb or leaf. The vaporizer battery can be recharged and the tank and chamber can be refilled.

Our Brands

We sell a wide variety of our e-liquid under the Vape Store brand. Our in-house engineering and graphic design teams work to provide aesthetically pleasing, technologically advanced and affordable vaporizer and e-liquid flavor options. We are in the process of preparing to commercialize additional brands which we intend to market to new customers and demographics.

Our Improvements and Product Development

We have developed and trademarked or are preparing to commercialize additional products. We include product development expenses as part of our operating expenses. While we currently own no patents which are material to our business, we were recently issued a utility patent covering a vaporizer or electronic cigarette device.  This patented improvement is intended to prevent the release and ingestion of metal particles from the heating element from entering the lungs of the user of the vaporizer or electronic cigarette.  Additionally, we have five patent applications pending in the United States. There is no assurance that we will be awarded patents for of any of these pending patent applications.

Flavor Profiles

We are developing new flavor profiles that are distinct to our brands. We believe that as the vaporizer industry matures, users of vaporizers and e-liquids will continue to develop preferences for the product based not only on their quality, ability to successfully deliver nicotine, battery capacity, and vapor volume they generate, but on taste and flavor, like smokers do with their preferred brand of conventional tobacco cigarettes.

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

Our Kits and Accessories

Our vaporizers are available in kits that contain everything a user needs to begin enjoying their “vaping” experience. In addition to kits we sell replacement parts including batteries, coils, refill cartridges or cartomizers that contain the liquid solution, atomizers, tanks and e-liquids. Our refill cartridges and e-liquids are available in various assorted flavors and nicotine levels (including 0.0% nicotine). In addition to our vaporizer products we sell an assortment of accessories, including various types of chargers (including USB chargers), carrying cases and lanyards.

The Market for Vaporizers

We market our vaporizers as an alternative to traditional tobacco cigarettes and cigars. We offer our products in multiple nicotine strengths and flavors. Because vaporizers and electronic cigarettes offer a “smoking” experience without the burning of tobacco leaf, vaporizers and electronic cigarettes offer users the ability to satisfy their nicotine cravings without smoke, tar, ash or carbon monoxide. In many cases vaporizers may be used where tobacco-burning cigarettes may not. Vaporizers may be used in some instances where for regulatory or safety reasons tobacco burning cigarettes may not be used. However, certain states, cities, businesses, providers of transportation and public venues in the U.S. have banned the use of vaporizers, where traditional cigarettes may not be smoked, while others are considering banning the use of vaporizers. We cannot provide any assurances that the use of vaporizers will be permitted in places where traditional tobacco burning cigarette use is banned. See the “Risk Factors” on page 23.

Advertising

Currently, we advertise our products primarily through point of sale materials and displays at retail locations. We also attempt to build brand awareness through social media marketing activities, price promotions, in-store and on premise promotions, public relations and radio advertising. We intend to continue to strategically manage our advertising activities in 2017 to gain editorial coverage for our brands. Some of our competitors promote their brands through print media and television commercials, and through celebrity endorsements, and have substantial resources to devote to such efforts. We believe that our and our competitors’ efforts have helped increase our sales, our product acceptance and general industry awareness.

Distribution and Sales

The Company sells directly to consumers through thirteen company owned retail vape stores. Our management believes that consumers are shifting towards vape stores for an enhanced experience. This enhanced experienced is derived from the greater variety of products at the stores, the knowledgeable staff and the social atmosphere. The Company anticipates a significant portion of future revenue will come from its retail stores.

Business Strategy

We believe and are seeing in our current stores that there is a large consumer demand centered on the vaporizer products and the “atmosphere” created by the vape stores. We believe that our reputation and our experience in the vaporizer industry, from a development, customer service and production perspective, give us an advantage in attracting customers.

Moreover, we believe that our history with our suppliers, including the volume of products we source, gives us an advantage over other market participants as it relates to favorable pricing, priority as to inventory supply and delivery and first access to new products, including first access to next generation products and technology.

Our goal is to achieve a position of sustainable leadership in the vaporizer industry. Our strategy consists of the following key elements:

•	develop new product offerings with new technology and performance advancements;
•	continue our product focus on vaporizers and e-liquids;
•	invest in and leverage our existing brand through marketing and advertising;
•	expanding into new potential markets;
•	align our product offerings and cost with market demand; and
•	consider diversifying our line of business

Competition

Competition in the vaporizer and e-liquid industry is intense. We compete with other sellers of vaporizes, most notably Altria Group, Inc., JT International, Imperial Tobacco, and Reynolds American, Inc., which are big tobacco companies that have vaporizer and electronic cigarette business segments. The nature of our competitors is varied as the market is highly fragmented and the barriers to entry into the business are low. Our direct competitors sell products that are substantially similar to ours. As a general matter, we have access to market and sell the similar vaporizers as our competitors and we sell our products at substantially similar prices as our competitors; accordingly, the key competitive factors for our success is the quality of service we offer our customers, the scope and effectiveness of our marketing efforts, including media advertising campaigns and, increasingly, the ability to identify and develop new sources of customers.

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

Manufacturing

We have no manufacturing capabilities and do not intend to develop any manufacturing capabilities. Third party manufacturers make our products to meet our design specifications. We depend on third party manufacturers for our vaporizer e-liquid and accessories. Our customers associate certain characteristics of our products including the weight, feel, draw, unique flavor, packaging and other attributes of our products to the brands we market, distribute and sell. Any interruption in supply and or consistency of our products may harm our relationships and reputation with customers, and have a material adverse effect on our business, results of operations and financial condition. In order to minimize the risk of supply interruption, we currently utilize several third-party manufacturers to manufacture our products to our specifications.

We currently utilize several manufacturers both domestically and internationally. We contract with our manufacturers on a purchase order basis. We do not have any output or requirements contracts with any of our manufacturers. Our manufacturers provide us with finished products, which we hold in inventory for distribution, sale and use. Certain Chinese factories and the products they export have recently been the source of safety concerns and recalls, which is generally attributed to lax regulatory, quality control and safety standards. Should Chinese factories continue to draw public criticism for exporting unsafe products, whether those products relate to our products or not, we may be adversely affected by the stigma associated with Chinese production, which could have a material adverse effect on our business, results of operations and financial position.

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

Intellectual Property

We have developed and trademarked or are preparing to commercialize additional products. We include product development expenses as part of our operating expenses. While we currently own no patents which are material to our business, we were recently issued a utility patent covering a vaporizer or electronic cigarette device.  This patented improvement is intended to prevent the release and ingestion of metal particles from the heating element from entering the lungs of the user of the vaporizer or electronic cigarette.  Additionally, we have five patent applications pending in the United States. There is no assurance that we will be awarded patents for any of these pending patent applications.

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

Regulations

Since a 2010 U.S. Court of Appeals decision, the Food and Drug Administration (“FDA”) is permitted to regulate electronic cigarettes as “tobacco products” under the Family Smoking Prevention and the Tobacco Control Act. Under this decision, the FDA is not permitted to regulate electronic cigarettes as “drugs” or “devices” or a “combination product” under the Federal Food, Drug and Cosmetic Act unless they are marketed for therapeutic purposes. This is contrary to anti-smoking devices like nicotine patches, which undergo more extensive FDA regulation. Because the Company does not market its electronic cigarettes for therapeutic purposes, the Company’s electronic cigarettes are subject to being classified as “tobacco products” under the Tobacco Control Act. The Tobacco Control Act grants the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products, although the FDA is prohibited from issuing regulations banning all cigarettes or all smokeless tobacco products, or requiring the reduction of nicotine yields of a tobacco product to zero.

On April 24, 2014, the FDA released proposed rules that would extend its regulatory authority to electronic cigarettes and certain other tobacco products under the Tobacco Control Act. The proposed rules would require that electronic cigarette manufacturers (i) register with the FDA and report electronic cigarette product and ingredient listings; (ii) market new electronic cigarette products only after FDA review; (iii) only make direct and implied claims of reduced risk if the FDA confirms that scientific evidence supports the claim and that marketing the electronic cigarette product will benefit public health as a whole; (iv) not distribute free samples; (v) implement minimum age and identification restrictions to prevent sales to individuals under age 18; (vi) include a health warning; and (vii) not sell electronic cigarettes in vending machines, unless in a facility that never admits youth. It is not known how long this regulatory process to finalize and implement the rules may take. Accordingly, the Company cannot predict the content of any final rules from the proposed rules or the impact they may have. See the “Risk Factor” on page 24 which also discusses possible additional FDA rulemaking.

In this regard, total compliance and related costs are not possible to predict and depend substantially on the future requirements imposed by the FDA under the Tobacco Control Act. Costs, however, could be substantial and could have a material adverse effect on the Company’s business, results of operations and financial condition. In addition, failure to comply with the Tobacco Control Act and with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on the Company’s business, financial condition and results of operations and ability to market and sell the Company’s products. At present, it is difficult to predict whether the Tobacco Control Act will impact the Company to a greater degree than competitors in the industry, thus affecting the Company’s competitive position.

State and local governments currently legislate and regulate tobacco products, including what is considered a tobacco product, how tobacco taxes are calculated and collected, to whom and by whom tobacco products can be sold and where tobacco products may or may not be smoked. State and local regulation of the e-cigarette market and the usage of e-cigarettes is beginning to accelerate.

As local regulations expand, vaporizers and electronic cigarettes may lose their appeal as an alternative to cigarettes, which may have the effect of reducing the demand for the Company’s products and as a result have a material adverse effect on the Company’s business, results of operations and financial condition.

At present, neither the Prevent All Cigarette Trafficking Act (which prohibits the use of the U.S. Postal Service to mail most tobacco products, which would require individuals and businesses that make interstate sales of cigarettes or smokeless tobacco to comply with state tax laws) nor the Federal Cigarette Labeling and Advertising Act (which governs how cigarettes can be advertised and marketed) apply to electronic cigarettes. The application of either or both of these federal laws to vaporizers and electronic cigarettes would have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company expects that the tobacco industry will experience significant regulatory developments over the next few years, driven principally by the World Health Organization’s FCTC. The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. Regulatory initiatives that have been proposed, introduced or enacted include:

•	the levying of substantial and increasing tax and duty charges;
•	restrictions or bans on advertising, marketing and sponsorship;
•	the display of larger health warnings, graphic health warnings and other labelling requirements;
•	restrictions on packaging design, including the use of colors and generic packaging;
•	restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;
•	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents’ levels;
•	requirements regarding testing, disclosure and use of tobacco product ingredients;
•	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;
•	elimination of duty free allowances for travelers; and
•	encouraging litigation against tobacco companies.

If Vaporizers, electronic cigarettes, or e-liquids, are subject to one or more significant regulatory initiates enacted under the FCTC, the Company’s business, results of operations and financial condition could be materially and adversely affected.

Sale of Wholesale Business and Discontinued Operations

On July 29, 2016, the Company, entered into an Asset Purchase Agreement (the “Wholesale Business Purchase Agreement”) with VPR Brands, L.P. (the “Purchaser”) and the Purchaser’s Chief Executive Officer, Kevin Frija (the former Chief Executive Officer of the Company) pursuant to which the Company sold its wholesale inventory and the related business operations (collectively, “Wholesale Business Assets”), which previously operated at 3001 Griffin Road, Dania Beach, Florida 33312. The sale transaction was approved by the Company’s Board of Director’s on July 26, 2016 and completed on July 31, 2016. The consideration for the Wholesale Business Assets is (i) a secured, one-year promissory note in the principal amount of $370,000 (the “Acquisition Note”) bearing an interest rate of 4.5%, which payments thereunder are $10,000 monthly, with such payments commencing on October 28, 2016, with a balloon payment of the remainder of principal and interest on July 29, 2017; (ii) A secured, 36-month promissory note in the principal amount of $500,000 bearing an interest rate of prime plus 2%, resetting annually on July 29th, which payments thereunder are $14,000 per month, with such payments deferred and commencing on January 26, 2017, with subsequent installments payable on the same day of each month thereafter and in the 37th month, a balloon payment for all remaining accrued interest and principal; (iii) the assumption by the Purchaser of certain liabilities related to the Company’s wholesale operations, including but not limited to the month-to-month lease for the premises. Pursuant to the Wholesale Business Purchase Agreement, the Company shall continue to own its accounts receivable from its wholesale operations as of July 29, 2016. The Company records all proceeds related to both notes as income from discontinued operations as proceeds are received. The Company agreed to use its commercially reasonable efforts, consistent with standard industry practice, to collect such accounts receivable, and any and all amounts so collected (i) up to $150,000 (net of any refunds) in the aggregate shall be credited against payment of the Acquisition Note; and (ii) in excess of $150,000 (up to $95,800) will be transferred to the Purchaser’s Chief Executive Officer as additional consideration for the transfer to the Company by Mr. Frija of 1,405,910,203 shares of the Company’s common stock (the “Retired Shares”) that he had acquired on the open market.

Healthy Choice Markets

Healthy Choice is a specialty retailer of natural and organic groceries and dietary supplements. We focus on providing high-quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We strive to generate long-term relationships with our customers based on quality and service by:

•	selling only natural and organic groceries

•	offering affordable prices and a shopper-friendly retail environment; and

•	dine-in options at our Natural Organic Juice Bar and Green Leaf Café.

Our History and Founding Principles

We are committed to maintaining the following founding principles, which have helped foster our growth:

•	Quality. Every product on our shelves must go through a rigorous screening and approval process. Our mission includes providing the highest quality groceries and supplements, Natural Grocers branded products, European and United States Department of Agriculture (USDA) certified organic and fresh produce at the best prices in the industry.

•	Community. Ada’s Market has been serving the Ft. Myers community for 40 years.

•	Employees. Our employees make our company great. We work hard to ensure that our employees are able to live a healthy, balanced lifestyle. We support them with free nutrition education programs, good pay and excellent benefits.

Our Market

We operate within the natural products retail industry, which is a subset of the United States grocery industry and the dietary supplement business. This industry includes conventional supermarkets, natural, gourmet and specialty food markets, mass and discount retailers, warehouse clubs, independent health food stores, dietary supplement retailers, drug stores, farmers’ markets, food co-ops, mail order and online retailers and multi-level marketers. Industry-wide sales of natural and organic foods and dietary supplements have experienced meaningful growth over the past several years, and we believe that growth will continue for the foreseeable future.

We believe the growth in sales of natural and organic foods and dietary supplements continues to be driven by numerous factors, including:

•	greater consumer focus on high-quality nutritional products;

•	an increased awareness of the importance of good nutrition to long-term wellness;

•	an aging Ft. Myer’s community that is seeking healthy lifestyle alternatives;

•	heightened consumer awareness about the importance of food quality and a desire to avoid pesticide residues, growth hormones, artificial ingredients and genetically engineered ingredients in foods;

•	growing consumer concerns over the use of harmful chemical additives in body care and household cleaning supplies;

•	well-established natural and organic brands, which generate additional industry awareness and credibility with consumers; and

•	the growth in the number of consumers with special dietary requirements as a result of allergies, chemical sensitivities, auto-immune disorders and other conditions.

Our Competitive Strengths

We believe we are well-positioned to capitalize on favorable natural and organic grocery and dietary supplement industry dynamics as a result of the following competitive strengths:

Strict focus on high-quality natural and organic grocery products. We offer high-quality products and brands, including an extensive selection of widely-recognized natural and organic food, dietary supplements, body care products, pet care products and books. We offer our customers approximately 10,000 Stock Keeping Units (SKUs) of natural and organic products. We believe our broad product offering enables our customers to shop our stores for substantially all of their grocery and dietary supplement purchases. In our grocery departments, we primarily sell USDA certified organic produce and do not approve for sale grocery products that are known to contain artificial colors, flavors, preservatives or sweeteners or partially hydrogenated or hydrogenated oils. In addition, we only sell pasture-raised, humanely-raised dairy products. Consistent with this strategy, our product selection does not include items that do not meet our strict quality guidelines. Our store managers enhance our robust product offering by customizing their stores’ selections to address the preferences of local customers.

Engaging customer service experience based on education and empowerment. We strive to offer consistently exceptional customer service in a shopper-friendly environment, which we believe creates a differentiated shopping experience, enhances customer loyalty and generates repeat visits from our clientele. A key aspect of our customer service model is to provide free nutrition education to our customers. We believe this focus provides an engaging retail experience while also empowering our customers to make informed decisions about their health. We offer our science-based nutrition education through our trained employees, our newsletter and sales flyer, community out-reach programs, one-on-one nutrition health coaching, nutrition classes and cooking demonstrations.

Our Growth Strategies

We expect to pursue several strategies to continue our profitable growth, including:

Expand our store base. We intend to expand our store base through the acquisition of new stores.

Increase sales from existing customers. In order to increase our average ticket and the number of customer transactions, we plan to continue offering an engaging customer experience by providing science-based nutrition education and a differentiated merchandising strategy that delivers affordable, high-quality natural and organic grocery products and dietary supplements. We also plan to continue to utilize targeted marketing efforts to reach our existing customers, which we anticipate will drive customer transactions and convert occasional, single-category customers into core, multi-category customers.

Grow our customer base. We plan to implement several measures aimed at building our brand awareness and growing our customer base, including: (i) redesigning our website (www.adasmarket.com) to enhance functionality, create a more engaging user experience and increase its reach and effectiveness; (ii) introducing customer appreciation program at all our stores; and (iii) developing new collateral marketing materials. We believe offering nutrition education has historically been one of our most effective marketing strategies for reaching new customers and increasing the demand for natural and organic groceries and dietary supplements in our markets.

Improve operating margins. We expect to continue to improve our operating margins as we benefit from investments we have made or are making in fixed overhead and information technology. As we add additional stores, we expect to achieve greater economies of scale through sourcing and distribution as we add more stores. In addition, to achieve additional operating margin expansion, we intend to further optimize performance, maintain appropriate store labor levels and effectively manage product selection and pricing.

Ada’s Natural Market

Ada’s offers a comprehensive selection of natural and organic groceries and dietary supplements in a smaller-store format that aims to provide a convenient, easily shopped and relaxed environment for our customers. Our store design emphasizes a clutter-free, organized feel, a quiet ambience accented with warm lighting. We believe our core customers consider us a destination stop for their nutritional education and information, natural and organic products and dietary supplements.

Our Store Format. Ada’s has 16,000 selling square feet. Approximately 1000 of our stores’ selling square footage is dedicated to dietary supplements. Ada’s sells approximately 10,000 SKUs of natural and organic products per store.

Our Products

Product Selection Guidelines. We have a set of strict quality guidelines covering all products we sell. For example:

•	we do not approve for sale food known to contain artificial colors, flavors, preservatives or sweeteners or partially hydrogenated or hydrogenated oils or phthalates or parabens, regardless of the proportion of its natural or organic ingredients;

•	we sell USDA certified organic produce;

•	we sell meats naturally raised without hormones, antibiotics or treatments and that were not fed animal by-products; and

•	we do not sell any tobacco or tobacco-related products

Our product review team analyzes all new products and approves them for sale based on ingredients, price and uniqueness within the current product set. We actively research new products in the marketplace through our product vendors, private label manufacturers, scientific findings, customer requests and general trends in popular media. Our stores are able to fully merchandise all departments by providing an extensive assortment of natural and organic products. We do not believe we need to sell conventional products to fill our selection, increase our margins or attract more customers.

What We Sell. We operate both a full-service natural and organic grocery store and a dietary supplement store within a single retail location. The following is a breakdown of our sales mix for the fiscal year ended December 31, 2016:

The products in our stores include:

•	Grocery. We offer a broad selection of natural and organic grocery products with an emphasis on minimally processed and single ingredient products that are not known to contain artificial colors, flavors, preservatives or sweeteners or partially hydrogenated or hydrogenated oils. Additionally, we carry a wide variety of products associated with special diets such as gluten free, vegetarian and non-dairy. Our grocery products include:

•	Produce. We sell USDA-certified organic produce and source from local, organic producers whenever feasible. Our selection varies based on seasonal availability, and we offer a variety of organic produce offerings that are not typically found at conventional food retailers.

•	Bulk Food and Private Label Products. We sell a wide selection of private label repackaged bulk and other products, including nuts, water, pasta, canned seafood, dried fruits, grains, granolas, honey, eggs, herbs, spices and teas.

•	Dry, Frozen and Canned Groceries. We offer a wide variety of natural and organic dry, frozen and canned groceries, including cereals, soups, baby foods, frozen entrees and snack items. We offer a broad selection of natural chocolate bars, and energy, protein and food bars.

•	Meats and Seafood. We offer naturally-raised or organic meat products. The meat products we offer come from animals that have never been treated with antibiotics or hormones or fed animal by-products. Additionally, we only buy from companies we believe employ humane animal-raising practices. Our seafood items are generally frozen at the time of processing and sold from our freezer section, thereby ensuring freshness and reducing food spoilage and safety issues.

•	Dairy Products and Dairy Substitutes. We offer a broad selection of natural and organic dairy products such as milk, eggs, cheeses, yogurts and beverages, as well as non-dairy substitutes made from almonds, coconuts, rice and soy.

•	Prepared Foods. Our stores have a convenient selection of refrigerated prepared fresh food items, including salads, sandwiches, salsa, humus and wraps. The size of this offering varies by location.

•	Bread and Baked Goods. We receive regular deliveries of a wide selection of bakery products for our bakery section, which includes an extensive selection of gluten-free items.

•	Beverages. We offer a wide variety of non-alcoholic and alcoholic beverages containing natural and organic ingredients.

•	Dietary Supplements. We offer a wide selection of vitamins, supplements and natural remedies. Our staff is well educated and trained on multiple aspects of natural medicine.

•	Body Care. We offer a full range of cosmetics, skin care, hair care, fragrance and personal care products containing natural and organic ingredients. Our body care offerings range from bargain-priced basics to high-end formulations.

•	Household and General Merchandise. Our offerings include sustainable, hypo-allergenic and fragrance-free household products, including cleaning supplies, paper products, dish and laundry soap and other common household products, including diapers.

Quality Assurance. We endeavor to ensure the quality of the products we sell. We work with reputable suppliers we believe are compliant with established regulatory and industry guidelines. Our purchasing department requires a complete supplier and product profile as part of the approval process. Our dietary supplement suppliers must follow Food and Drug Administration (FDA) current good manufacturing practices supported by quality assurance testing for both the base ingredients and the finished product. We expect our suppliers to comply with industry best practices for food safety.

Many of our suppliers are inspected and certified under the USDA National Organic Program, voluntary industry associations, and other third party auditing programs with regard to additional ingredients, manufacturing and handling standards. We operate all our stores in compliance with the National Organic Program standards, which restricts the use of certain substances for cleaning and pest control and requires rigorous recordkeeping, among other requirements.

Our Pricing Strategy

We believe our pricing strategy allows our customers to shop our stores on a regular basis for their groceries and dietary supplements.

The key elements of our pricing strategy include:

•	heavily advertised deals supported by manufacturer participation;

•	in-store specials generally lasting for 30 days and not advertised outside the store;

•	managers’ specials, such as clearance, overstock, short-dated or promotional incentives; and

•	specials on seasonally harvested produce.

As we expand our store base, we believe there are opportunities for increased leverage in fixed costs, such as administrative expenses, as well as increased economies of scale in sourcing products. We strive to keep our product, operating and general and administrative costs low, which allows us to continue to offer attractive pricing for our customers.

Our Store Operations

Store Hours. Our stores are open from 8:00 a.m. to 8:30 p.m., Monday through Saturday, and from 9:00 a.m. to 8:00 p.m. on Sunday.

Store Management and Staffing. Our store staffing includes a manager and assistant manager, with department managers in each of the dietary supplement, grocery, dairy and frozen, produce, body care and receiving departments, as well as several non-management employees. The store manager is responsible for monthly store profit and loss, including labor, merchandising and inventory costs.

To ensure a high level of service, all employees receive training and guidance on customer service skills, product attributes and nutrition education. Employees are carefully trained and evaluated based on a requirement that they present nutrition information in an appropriate and legally compliant educational context while interacting with customers. Additionally, store employees are cross-trained in various functions, including cashier duties, stocking and receiving product.

Inventory. We use a robust merchandise management and perpetual inventory system that values goods at average cost. We manage shelf stock based on weeks-on-hand relative to sales, resupply time and minimum economic order quantity.

Sourcing and Vendors. We source from approximately 250 suppliers, and offer over 4000 brands. These suppliers range from small independent businesses to multi-national conglomerates. As of December 31, 2016, we purchased approximately 75% of the goods we sell from our top 20 suppliers. For the fiscal year ended December 31, 2016, approximately 40% of our total purchases were from one vendor. We maintain good relations with all our suppliers and believe we have adequate alternative supply methods, including self-distribution.

We have longstanding relationships with our suppliers, and we require disclosure from them regarding quality, freshness, potency and safety data information. Our bulk food private label products are packaged by us in pre-packed sealed bags to help prevent contamination while in transit and in our stores. Unlike most of our competitors, most of our private label nuts, trail mix and flours are refrigerated in our warehouse and stores to maintain freshness.

Our Employees

Commitment to our employees is one of our five founding principles. Employees are eligible for health, long-term disability, vision and dental insurance coverage, as well as Company paid short-term disability and life insurance benefits, after they meet eligibility requirements. Additionally, our employees are offered a 401(k) retirement savings plan with discretionary contribution matching opportunities. This further offers our employees the opportunity to become more familiar with our products, which we believe improves the customer service our employees are able to provide. We believe these and other factors result in higher retention rates and encourage our employees to appreciate our culture, which helps them better promote our brand.

Our Customers

The growth in the natural and organic grocery and dietary supplement industries and growing consumer interest in health and nutrition have led to an increase in our core customer base. We believe the demands for affordable, nutritious food and dietary supplements are shared attributes of our core customers, regardless of their socio-economic status. Additionally, we believe our core customers prefer a retail store environment that offers carefully selected natural and organic products and dietary supplements. Our customers tend to be interested in health and nutrition, and expect our store employees to be highly knowledgeable about these topics and related products.

Competition

The grocery and dietary supplement retail business is a large, fragmented and highly competitive industry, with few barriers to entry. Our competition varies by market and includes conventional supermarkets such as Publix and Winn-Dixie, mass or discount retailers such as Wal-Mart and Target, natural and gourmet markets such as Whole Foods and The Fresh Market, specialty food retailers such as Trader Joe’s, independent health food stores, dietary supplement retailers, drug stores, farmers’ markets, food co-ops, mail order and online retailers and multi-level marketers. These businesses compete with us for customers on the basis of price, selection, quality, customer service, shopping experience or any combination of these or other factors. They also compete with us for products and locations. In addition, some of our competitors are expanding to offer a greater range of natural and organic foods. We believe our commitment to carrying only carefully vetted, affordably priced and high-quality natural and organic products and dietary supplements, as well as our focus on providing nutritional education, differentiate us in the industry and provide a competitive advantage.

Seasonality

Our business is active throughout the calendar year and does not experience significant fluctuation caused by seasonal changes in consumer purchasing.

Insurance and Risk Management

We use a combination of insurance and self-insurance to cover workers’ compensation, general liability, product liability, director and officers’ liability, employment practices liability, associate healthcare benefits and other casualty and property risks. Changes in legal trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, insolvency of insurance carriers and changes in discount rates could all affect ultimate settlements of claims. We evaluate our insurance requirements and providers on an ongoing basis.

Information Technology Systems

We have made significant investments in overhead and information technology infrastructure, including purchasing, receiving, inventory, point of sale, warehousing, distribution, accounting, reporting and financial systems.

Segment Information

We have two reporting segments, natural and organic retail stores and vapor products, through which we conduct all of our business.

Potential Medical Marijuana Business

As a result of the recent legalization of medical marijuana in Florida, the Company is taking steps to explore the possibility of obtaining licensure for dispensaries in Florida. In furtherance of this goal, the Company has retained a national law firm, a local law firm and an M&A consulting firm. Through these professionals, the Company is also seeking investment opportunities in the medical marijuana business in several states. The Company hopes to enter into this new line of business through strategic partnerships and/or mergers, acquisitions and investments in the medical marijuana field. Ultimately, the Company hopes to obtain licensure for medical marijuana in Florida to complement and grow its existing retail operations. With nine retail vape stores in Florida, the Company is well-positioned to leverage a portion of its existing customer base who we believe will be consumers when the sale of medical marijuana commences available in Florida. No Company operations or assets are currently dedicated to the medical marijuana dispensary business, other than the fees for the engagement of advisory professionals.

Growth Strategy

The Company is in the process of establishing a well-defined strategy for entering and maintaining a strong presence in the legal marijuana sector. The cornerstones of this strategy include:

•	All operations are to be conducted in accordance with state and local laws and regulations and guidance outlined in the U.S. Department of Justice “Cole Memo” dated August 29, 2013.

•	The Company will seek to grow organically, as well as through a mergers, acquisitions and/or investment strategy.

•	The Company will seek to engage, sponsor or lead local advocacy and lobbying groups that have a significant impact on the evolution and character of laws and the regulations under which legal marijuana operations are implemented in select markets.

•	The Company shall work with law enforcement and government officials to insure compliance with all regulations.

The core strategic marketing objectives include:

•	Establish or Acquire a Brand – positioning the Company’s brand to have positive and value related associations with all prospective and existing customers.

•	Operate Cooperatively - cooperation, as a strategy, helps develop a network of suppliers and marketing channels able to promote our brand.

•	Deliver Value - customer value is achieved when the perceived value of what we sell along with the value of the experience we deliver exceeds the price we charge.

•	Drive Customer Traffic - the only two ways to increase store income is to sell more to our existing customers and attract new customers. With respect to increasing income, we believe that a portion of our existing customer base will likewise purchase medical marijuana from our stores when available. With respect to increasing sales, we currently have advertising programs in place which will be easily modified to accomplish this task.

Government Regulation

General

Any medical marijuana business we develop would be subject to general business regulations and laws, as well as regulations and laws directly applicable to these operations. As we continue to expand the scope of our operations, the application of existing laws and regulations could include matters such as pricing, advertising, consumer protection, quality of products, and intellectual property ownership. In addition, the medical marijuana business will also be subject to new laws and regulations directly applicable to its activities.

Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, which could hinder or prevent the growth of our business.

Federal, state and local laws and regulations governing legal recreational and medical marijuana use are broad in scope and are subject to evolving interpretations, which could require us to incur substantial costs associated with compliance. Violations of these laws or allegations of such violations could disrupt our planned business and adversely affect our financial condition and results of operations. In addition, it is possible that additional or revised federal, state and local laws and regulations may be enacted in the future governing the legal marijuana industry. There can be no assurance that we will be able to comply with any such laws and regulations and its failure to do so could significantly harm our business, financial condition and results of operations.

Competition

The legal marijuana sector is rapidly growing and the Company could face significant competition in the operation of medical marijuana dispensaries. Many of these competitors will have far greater experience, more extensive industry contacts and greater financial resources than the Company. There can be no assurance that we can adequately compete to succeed in our business plan.

Employees

As of March 20, 2017, we had 105 full-time employees and 38 part-time employees, none of which are represented by a collective bargaining agreement. We believe that our employee relations are good.

Going Concern and Liquidity

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate the continuation of the Company as a going concern and realization of assets and satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of any uncertainties related to our going concern assessment. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values.

We had a large number of warrants outstanding with features that made the warrants more debt like and possibly result in cash outflows and were thus classified as derivative liabilities. As a result, for 2015, the Company reflected a loss from operations and had an accumulated deficit. These factors raised substantial doubt about our ability to continue as a going concern.

During 2016 and early 2017, we took steps to mitigate these factors by:

1)	increasing the number of authorized shares to 750,000,000,000 shares so that there would be sufficient shares available for issuance should all the warrant holders exercise;

2)	entering into a Fifth Amended and Restated Series A Warrant Standstill Agreement (the “Fifth Amendment”) with warrant holders effectively eliminating the possibility that warrant holders will exercise for anything other than shares, and

3)	completing a tender offer to repurchase its Series A Warrants which resulted in 10,073,884 of the warrants being repurchased for $0.22 per warrant.

The steps above substantially lowered our outstanding liabilities and resulted in the Company having positive equity. As a result, as of the date of the issuance of these financial statements, we believe our plans have alleviated substantial doubt about the Company’s ability to sustain operations for the foreseeable future through a year and a day from the issuance of these consolidated financial statements.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies. Please see the Company’s risk factors contained under Item 7.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The Company currently has lease agreements for 13 retail vape store locations and an administrative office. Under these leases, the initial lease terms range from one to five years. The Company also has a lease agreement for its grocery sales operations. Refer to Note 10 for the overall lease liability commitment.

Item 3. Legal Proceedings.

California Center for Environment Health Matters

On June 22, 2015, the Center for Environment Health, as plaintiff, filed suit against a number of defendants including the Company, its wholly-owned subsidiary, the Vape Store, Inc., Vaporin and another wholly-owned subsidiary, Vaporin Florida, Inc. The lawsuit was filed in the Superior Court of the State of California, County of Alameda. The suit seeks relief under California Proposition 65 which makes it unlawful for businesses to knowingly and intentionally expose individuals in California to chemicals known to cause birth defects or other harm without providing clear and reasonable warnings. All of the defendants are alleged to have sold products containing significant quantities of nicotine without warnings in violation of Proposition 65. The plaintiff sought a civil penalty against these defendants in the amount of $2,500 per day for each violation of Proposition 65, together with attorneys’ fees and costs. Discovery commenced in November 2015. On April 6, 2016, the Company and the plaintiff entered into a settlement agreement, which required the Company to (1) make a payment of $45,000 and (2) comply with enhanced product labeling requirements within a set implementation period as defined in the consent judgment.

On March 2, 2016, Hudson Bay Master Fund Ltd. (“HB”), filed an action against the Company in the Supreme Court of the State of New York, County of New York, captioned Hudson Bay Master Fund Ltd. versus Vapor Corp. (the Company’s former name), Index No. 651094/2016. This action alleged that the Company failed to timely effect exercises of its Series A Warrants delivered by the plaintiff and sought damages of $339,810. On May 10, 2016, solely to avoid the costs, risks and uncertainties inherent in litigation, the Company entered into a settlement agreement with respect to all claims included in the action by HB (the “HB Settlement”). The HB Settlement provided, among other things, that the parties entered into and filed a stipulation of discontinuance that provided for the dismissal of the action against the Company (the “HB Stipulation”). This action was dismissed with prejudice.

On June 2, 2016, four Series A Warrant holders, filed an action against the Company in the Supreme Court of the State of New York, County of New York, captioned Empery Asset Master, LTD, Empery Tax Efficient, LP, Empery Tax Efficient II, LP and Intracoastal Capital, LLC versus Vapor Corp. (the Company’s former name), Index No. 652950/2016. This action alleged that the Company failed to timely effect exercises of its Series A Warrants delivered by the plaintiffs and sought aggregate damages of approximately $603,000. Between June 17, 2016 and June 22, 2016, solely to avoid the costs, risks and uncertainties inherent in litigation, the Company entered into settlement agreements with respect to all claims included in the Complaints (the “Settlements”). The Settlements provide, among other things, that the parties would enter into and file a stipulation of discontinuance that provides for the dismissal of the Complaint (the “Stipulation”), and the holders would surrender the balance of their Series A Warrant upon receipt of settlement payments. These actions were dismissed with prejudice.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently listed on the OTC Pink marketplace under the symbol “HCMC” On January 25, 2016, the Units separated into Series A Convertible Preferred Stock and Series A Warrants and public trading of the Units ceased.

Change from NASDAQ to OTCQB to OTC Pink Sheets Stock Listing

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

On October 31, 2016, the Company received notice from OTC Markets Group that the Company’s common stock would be moved from the OTCQB to the OTC Pink Sheets on November 1, 2016, as a result of the Company’s failure to cure its bid price deficiency. On November 1, 2016, the date of the delisting from OTCQB, the Company no longer meets the “Equity Conditions” required to allow the Company to elect to issue common stock to fulfill a cashless exercise pursuant to Section 1(d) of its Series A Warrants. Holders of the Series A Warrants may still undertake a cashless exercise of their warrants and agree to permit the Company to issue common stock to fulfill such exercise.

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

The following table contains, for the periods indicated, the intraday high and low sale prices per share of our common stock and Units.1

	Common Stock[1]		Units
	High	Low	High	Low
	$	$	$	$
Fiscal 2015	0.02	0.0005	11.25	4.25
First Quarter	0.02	0.0175	N/A	N/A
Second Quarter	0.02	0.0056	N/A	N/A
Third Quarter	0.01	0.0015	11.25	4.25
Fourth Quarter	0.00	0.0005	10.48	7.25
Fiscal 2016	1.00	.00005	N/A	N/A
First Quarter	0.25	0.0071	N/A	N/A
Second Quarter	1.00	0.00001	N/A	N/A
Third Quarter	.00002	0.00001	N/A	N/A
Fourth Quarter	.00001	0.00005	N/A	N/A

1 The Company effected a 1-for-5 reverse stock split on December 27, 2013, a 1-for-5 reverse stock split on July 9, 2015, 1-for-70 reverse stock split on March 9, 2016 and a 1-for-20,000 reverse stock split on May 27, 2016. Common stock per share information gives effect to the aforementioned reverse splits of the Company’s common stock.

As of March 20, 2017, there were approximately 1,496 stockholders of record for our common stock. A substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

As of March 20, 2017, the last reported sale price of our common stock on OTC Pink Marketplace was $0.0001 per share.

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

Tender Offer for the Repurchase of Outstanding Series A Warrants

On December 7, 2016, the Company commenced a tender offer to repurchase its outstanding Series A Warrants, which offer expired on January 17, 2017 with a total of 10,073,884 Series A Warrants being tendered at a cost of $2,216,255 to the Company.

Other Repurchases of Outstanding Series A Warrants

Other repurchases of Series A Warrants during 2016 are set forth in the table below.

Period	Total Number of Series A Warrants Purchased	Average Price Paid per Series A Warrant	Total Number of Series A Warrants Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Series A Warrants that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 – June 30, 2016	3,706,793.000	0.39	0	-
July 1, 2016 – September 30, 2016	1,817,501.000	0.25	0	-

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

Company Overview

Healthier Choices Management Corp. (the “Company”) is a holding company focused on providing consumers with healthier daily choices with respect to nutrition and other lifestyle alternatives. The Company operates thirteen vape retail stores in the Southeast region of the United States of America. The Company offers e-liquids vaporizers and related products through its vape retail stores. The Company sold its wholesale business on July 31, 2016. The sale of the wholesale business was not contemplated prior to July 1, 2016. The sale of the wholesale business qualifies as a discontinued operation and accordingly the Company has excluded results for the wholesale business operations from the Company’s continuing operations in the audited consolidating Statements of Operations for all periods presented.

On June 1, 2016, the Company acquired the business assets of Ada’s Whole Food Market LLC, a natural and organic grocery store, through its wholly owned subsidiary Healthy Choice Markets, Inc. The grocery store has been a leader in the natural grocery market in the Fort Myers, Florida for the past 40 years, offering fresh, natural and organic products and specializing in facilitating a healthy, well balanced lifestyle. In addition to a comprehensive selection of vitamins and health & beauty products, the grocery store provides a fresh café and an organic juice bar.

Factors Affecting Our Performance

We believe the following factors affect our performance:

Retail: We believe the operating performance of our retail stores will affect our revenue and financial performance. The Company has a total of thirteen retail vape stores which are located in Florida, Georgia and Alabama. The Company has ceased plans to increase the number of retail vape stores due to adverse industry trends and increasing federal and state regulations that, if implemented, may negatively impact future retail revenues.

Inventory Management: Our revenue trends are affected by an evolving product acceptance and consumer demand. We are creating and offering new products to our retail customers. Evolving product development and technology impacts our licensing and intellectual properties spending. We expect the transition to vaporizer and advanced technology and enhanced performance products to continue and will impact our operating results in the future.

Increased Competition: The Launch by national competitors of branded vaporizer and e-cigarette products have made it more difficult to compete on prices and to secure business. We expect increased vaporizer product supply and downward pressure on prices to continue and impact our operating results in the future. We market and sell the similar vaporizers and e-liquids as our competitors and we sell our products at substantially similar prices as our competitors; accordingly, the key competitive factors for our success is maintain the quality of service we offer our customers and effective marketing efforts.

Results of Operations

The following table sets forth our Consolidated Statements of Operations for the years ended December 31, 2016 and 2015 that is used in the following discussions of our results of operations:

	For the Year Ended December 31,
	2016	2015	2016 to 2015 Change $
SALES:
Vapor sales, net	$6,722,052	$5,252,611	$1,469,441
Grocery sales, net	3,843,111	-	3,843,111
Total Sales	10,565,163	5,252,611	5,312,552
Cost of sales vapor	2,979,609	2,172,447	807,162
Cost of sales grocery	2,352,201	-	2,352,201
GROSS PROFIT	5,233,353	3,080,164	2,153,189

EXPENSES:
Advertising	92,124	120,831	(28,707)
Selling, general and administrative	9,700,479	9,374,349	326,130
Impairment of goodwill and intangible assets	3,955,362	15,403,833	(11,448,471)
Retail store and kiosk closing costs	347,656	729,468	(381,812)
Total operating expenses	14,095,621	25,628,481	(11,532,860)
Operating loss	(8,862,268)	(22,548,317)	13,686,049

OTHER INCOME (EXPENSES):
Amortization of debt discounts	21,599	(833,035)	854,634
Amortization of deferred financing costs	-	(144,903)	144,903
Gain on warrant repurchases	5,189,484	-	5,189,484
Loss on debt extinguishment	-	(1,497,169)	1,497,169
Cost associated with underwriting offering	-	(5,279,003)	5,279,003
Non-cash change in fair value of derivative liabilities	15,255,143	42,221,418	(26,966,275)
Stock-based expense in connection with waiver agreements	-	(3,748,062)	3,748,062
Other Income	640,000	-	640,000
Interest income	45,723	19,323	26,400
Interest expense	(15,386)	(108,356)	92,970
Interest expense-related party	-	(80,545)	80,545
Total other income (expense)	21,136,563	30,549,668	(9,413,105)
Net income (loss) from continuing operations	12,274,295	8,001,351	4,272,944
Net income (loss) from discontinued operations	(1,589,803)	(6,200,598)	4,610,795
NET INCOME (LOSS)	10,684,492	1,800,753	8,883,739

Deemed dividend	-	(38,068,021)	38,068,021

NET INCOME (LOSS) ALLOCABLE TO COMMON SHAREHOLDERS	$10,684,492	$(36,267,268)	$46,951,760

Net vapor sales increased $1,469,441 to $6,722,052 for the twelve months ended December 31, 2016 as compared to $5,252,611 for the same period in 2015. The increase in sales is primarily due to the increased number of stores open during 2016 of twenty, compared to eight retail stores acquired by us in connection with our acquisition of Vaporin in March of 2015. Sales for five Florida and two Georgia retail stores were not sufficient to recover operating costs and the decision was made to close these seven stores by December 31, 2016.

Net grocery store sales were $3,843,111 with the June 1, 2016 acquisition of Ada’s Natural Market and represents seven months of sales.

Vapor cost of goods sold for the twelve months ended December 31, 2016 and 2015 were $2,979,609 and $2,172,447, respectively an increase of $807,162. The increase is due to increased sales from our retail stores and an increase in write down of slow moving and obsolete inventory for the twelve months ended December 31, 2016 and 2015. Charges to cost of goods sold were recorded for approximately $301,898 and $0, respectively, for obsolete and slow moving wholesale inventories for the twelve months ended

December 31, 2016 and 2015. Gross profit from retail stores increased by $662,279 to $3,742,443 for the twelve months ended December 31, 2016 as compared to $3,080,164 for the twelve months ended December 31, 2015.

Grocery store cost of goods sold increased $2,352,201 with the June 1, 2016 acquisition of Ada’s Natural Market and represents seven months cost of goods sold. Gross profit from the grocery store was $1,490,910 for the seven months ended December 31, 2016.

Total operating expenses decreased $11,532,860 to $14,095,621 for the twelve months ended December 31, 2016 compared to $25,628,481 for the same period in 2015. The decrease is primarily attributable to a decrease of approximately $11,448,471 for impairment of goodwill in 2015, a decrease in professional fees of $682,760, a decrease in postage and delivery of $93,727 and depreciation expense of $87,714. These decreases were offset by increases in payroll and employee related cost of $1,665,588. Payroll and employee related costs were approximately $4,697,463 and $3,031,875 respectively, for the twelve months ended December 31, 2016 and 2015. The increase is due to the addition of headcount for the retail store and Ada’s Natural Market employees, offset by reductions in headcount of management employees. Advertising expense decreased $28,707 to approximately $92,124 for the twelve months ended December 31, 2016 compared to $120,831 for the twelve months ended December 31, 2015. The decrease was due to our reduction in internet advertising, television direct marketing campaigns and participation in trade shows, offset by advertising expense of $67,823 for the grocery store.

During the twelve months ended December 31, 2016, the Company closed seven retail vape stores. In connection with the retail store closings, the Company incurred approximately $103,312 of losses on disposal of computer equipment, fixtures, and furniture, and $181,153 of exit costs for non-cancellable leases and $58,227 of other exit costs for the twelve months ended December 31, 2016. During the twelve months ended December 31, 2015, the Company closed seven retail vape kiosks located in malls. In connection with the retail kiosk closings, the Company incurred approximately $463,840 of losses on disposal of computer equipment, fixtures, and furniture, and $265,627 of exit costs for non-cancellable leases for the twelve months ended December 31, 2015.

The Company concluded that goodwill was impaired and recorded an impairment charges of $3,955,362 for the twelve months ended December 31, 2016. The Company determined its intangible assets in connection with the merger with Vaporin that its carrying value exceeded the potential cash flow from their disposition. The Company recorded an impairment charge of $15,403,833 for the twelve months ended December 31, 2015.

Net other income (expense) of $21,136,563 for the twelve months ended December 31, 2016 included a $15,255,143 non-cash net income from the change in the fair value of the derivatives and $5,189,484 gain on debt extinguishment recorded in connection with the repurchase of Series A Warrants. Net other income of $30,549,668 for the twelve months ended December 31, 2015 includes a $42,221,418 non-cash gain from the change in the fair value of derivatives, $5,279,003 of costs associated with the underwriting of our July 29, 2015 public offering, stock-based expense of $3,748,062 incurred in connection with the Waiver agreement, $977,938 of amortization of deferred debt discounts and financing costs, and $1,497,169 of loss on debt extinguishment, interest expense of $188,901 offset by $19,323 of interest income.

A non-cash deemed dividend of $38,068,021 was recognized in connection with the public offering of the Units in July 2015.

Liquidity and Capital Resources

	For the year ended December 31,
	2016	2015

Net cash used in operating activities	$(7,315,987)	$(9,506,567)
Net cash used in investing activities	(3,187,516)	(790,473)
Net cash provided by (used in) financing activities	(3,345,216)	37,040,837
	$(13,848,719)	$26,743,797

Our net cash used in continuing operating activities of $3,576,816 for the twelve months ended December 31, 2016 resulted from our net income from continuing operations of $12,274,295, a net cash usage of $846,858 from changes in operating assets and liabilities offset by non-cash adjustments of $15,004,253. Our net cash used in discontinued operations of $3,739,171 for the twelve months ended December 31, 2016 resulted from our net loss from discontinued operations of $1,589,803 a net cash usage of $2,466,269 from changes in assets and liabilities from discontinued operations offset by non-cash adjustments of $316,901.

The net cash used in investing activities of $3,187,516 for the twelve months ended December 31, 2016 resulted from the acquisition of grocery store business assets for $2,910,612 and purchases of $25,299 of property and equipment, proceeds of $100,000 from the sale of tradename, offset by a $500,000 issuance of a note receivable less $173,395 of collection. The net cash used in investing activities of $790,473 for the year ended December 31, 2015 is due to the acquisition of our retail stores of $1,179,270, purchases of property and equipment of $194,766 and $20,000 of tradenames, offset by the collection of a $467,095 loan receivable and $136,468 of cash received in connection with the Merger with Vaporin. The net cash provided by financing activities of $37,040,837 for the year ended December 31, 2015 is due to proceeds of $41,378,227 from the July 29, 2015 public offering of Units net of $3,726,585 of associated cost, net proceeds of $2,941,960 from a private place of common stock and warrants less $196,250 of offering costs, net proceeds of $1,662,500 from the issuance of convertible debenture, and $350,000 of loan proceeds from Vaporin offset by the debt repayments of $1,750,000 of convertible debentures, and $1,250,000 of senior notes payables to related parties. $1,000,000 of notes payable to related party, $567,000 of convertible notes payable, $750,000 of a term loan payable, and $52,015 of a capital lease obligation.

The net cash used in financing activities of $3,345,216 for the twelve months ended December 31, 2016 is due to repurchases of Series A warrants totaling $3,278,827 and payment of $66,389 of capital lease obligation.

At December 31, 2016 and December 31, 2015, we do not have any material financial guarantees or other contractual commitments with these vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. The majority of our cash and cash equivalents are concentrated in one large financial institution. The following table presents the Company's cash position as of December 31, 2016 and December 31, 2015.

	December 31, 2016	December 31, 2015

Cash	$13,366,272	$27,214,991
Total assets	$17,234,751	$34,247,862
Percentage of total assets	77.6%	79.5%

The Company reported net income allocable to common stockholders of approximately $10.7 million for the year ended December 31, 2016. The Company had a deficit in working capital of approximately $0.5 million as of December 31, 2016, As of March 20, 2017, the Company had approximately $10 million of cash. The decrease in cash from December 31, 2016 is primarily attributable to payment of settlements and related legal fees.

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

Impact of Recent Accounting Pronouncements

Please refer to Note 2 to the Company’s consolidated financial statements for a discussion of recently issued accounting pronouncements.

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

We have included a reconciliation of our non-GAAP financial measure to the most comparable financial measure calculated in accordance with GAAP. We believe that providing the non-GAAP financial measure, together with the reconciliation to GAAP, helps investors make comparisons between the Company and other companies. In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to specific definition being used and to the reconciliation between such measures and the corresponding GAAP measure provided by each company under applicable rules of the Securities Exchange Commission (“SEC”). The following table presents a reconciliation of Adjusted EBITDA to loss from operations allocable to common stockholders, a GAAP financial measure:

	2016	2015

Reconciliation of Adjusted EBITDA to net loss allocable to common stockholders:
NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS	$10,684,492	$(36,267,268)
Interest	15,386	188,901
Income tax expense	-	-
Acquisition holdback	(640,000)	-
Depreciation and amortization	374,388	462,102
Costs associated with underwritten offering	-	5,279,003
Deemed dividend	-	38,068,021
Non-cash change in fair value of derivatives	(15,255,143)	(42,221,418)
Stock-based expense in connection with waiver agreements	-	3,748,062
Loss on debt extinguishment	-	1,497,169
Amortization of debt discounts and deferred financing costs	(21,599)	977,938
Gain on warrant repurchases	(5,189,484)	0
Stock-based compensation expense	75,430	582,356
Impairment of goodwill and intangible assets	3,955,362	15,403,833
Non-recurring legal settlements	-	1,700,000
Retail kiosk closing costs	347,656	729,467
Adjusted EBITDA	$(5,653,512)	$(9,851,834)

RISK FACTORS

Investing in our common stock involves a high degree of risk.  You should carefully consider the following Risk Factors before deciding whether to invest in the Company.  Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition.  If any of the events discussed in the Risk Factors below occur, our business, consolidated financial condition, results of operations or prospects could be materially and adversely affected.  In such case, the value and marketability of the common stock could decline.

Risks Relating to Our Vaporizer Business

We have incurred significant operating losses in the past and cannot assure you that we will achieve and/or maintain profitable operations or liquidity.

The Company reported net income allocable to common stockholders of approximately $10.7 million and net loss of $36.3 million for the years ended December 31, 2016 and 2015. The Company had working capital of approximately of $11.2 million as of December 31, 2016.

Our operating losses are primarily due to, among other reasons, consumer shift from e-cigarettes to vaporizers which caused a significant decline in our business, increasing competition, and the establishment of our business infrastructure and operations.

The Company could be adversely affected if consumers lose confidence in the safety and quality of the food supply chain.  Adverse publicity about these types of concerns, whether or not valid, could discourage consumers from buying our products.  The real or perceived sale of contaminated food products by us could result in a loss of consumer confidence and product liability claims, which could have a material adverse effect on our sales and operations

Inflation and deflation in the prices of food and other products we sell may affect our sales, gross profit and gross margin. The short-term impact of inflation and deflation is largely dependent on whether or not the effects are passed through to our customers, which is subject to competitive market conditions. Food inflation and deflation is affected by a variety of factors and our determination of whether to pass on the effects of inflation or deflation to our customers is made in conjunction with our overall pricing and marketing strategies. Although we may experience periodic effects on sales, gross profit and gross margins as a result of changing prices, the effect of inflation could have an adverse impact on our future revenues.

The Company’s liquidity and capital resources have decreased significantly as a result of the net operating losses. We cannot assure you that we will be able to generate operating profits in the future on a sustainable basis or at all as we continue to expand our infrastructure, further develop our marketing efforts and otherwise implement our growth initiatives. Future working capital limitations could impinge on our day-to-day operations, thus contributing to continued operating losses.

If the FDA passed regulations to extend its authority to e-vapor products, including e-cigarettes, vaporizers and e-liquids, necessitating stringent and costly product review requirements, such regulations could curtail or prevent our ability to sell e-vapor products and significantly reduce the number of e-vapor products available for sale to the public.

It is anticipated that the FDA’s prospective regulation of e-vapor products, including requiring costly formal product approvals, limiting the manufacture and distribution of e-vapor products will impact availability. Any such regulations and approval process would make product development and manufacture cost prohibitive for the Company.  A reduction in available e-vapor products would diminish the need for our dedicated retail stores.

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

Our business, results of operations and financial condition could be adversely affected if our products are taxed like other tobacco products.

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

The market for vaporizers is a niche market, subject to a great deal of uncertainty and is still evolving.

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

If a third-party asserts that we are infringing on its intellectual property, whether successful or not, it could subject us to costly and time-consuming litigation or require us to obtain expensive licenses, and our business may be adversely affected.

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

If our third-party manufacturers produce unacceptable or defective products or do not provide products in a timely manner, our business will be adversely affected.

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

We are currently developing, and in the future, will continue to develop, new products and brands, the risks of which will be difficult to ascertain until these products and/or brands are commercially available. For example, we are developing new formulations, packaging and distribution channels. Any negative events or results that may arise as we develop new products or brands may adversely affect our business, financial condition and results of operations.

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

In addition to the anticipated regulation of our business by the FDA, our business, results of operations or financial condition could be adversely affected by new or future legal requirements imposed by legislative or regulatory initiatives, including, but not limited to, those relating to health care, public health and welfare and environmental matters. For example, in recent years, states and many local and municipal governments and agencies, as well as private businesses, have adopted legislation, regulations or policies which prohibit, restrict, or discourage smoking; smoking in public buildings and facilities, stores, restaurants and bars; and smoking on airline flights and in the workplace. At present, it is not clear if electronic cigarettes, which emit no smoke or noxious odors, are subject to such restrictions. Furthermore, some states and localities prohibit and others are prohibiting the sales of electronic cigarettes and vaporizers to minors. Other similar laws and regulations are currently under consideration and may be enacted by state and local governments in the future. If electronic cigarettes and vaporizers are subject to restrictions on smoking in public and other places, our business, operating results and financial condition could be materially and adversely affected. New legislation or regulations may result in increased costs directly for our compliance or indirectly to the extent such requirements increase the prices of goods and services because of increased costs or reduced availability. We cannot predict whether such legislative or regulatory initiatives will result in significant changes to existing laws and regulations and/or whether any changes in such laws or regulations will have a material adverse effect on our business, results of operations or financial condition.

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

The tobacco industry expects significant regulatory developments to take place over the next few years, driven principally by the World Health Organization’s Framework Convention on Tobacco Control, or the FCTC. The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. Regulatory initiatives that have been proposed, introduced or enacted include:

•	the levying of substantial and increasing tax and duty charges;

•	restrictions or bans on advertising, marketing and sponsorship;

•	the display of larger health warnings, graphic health warnings and other labeling requirements;

•	restrictions on packaging design, including the use of colors and generic packaging;

•	restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;

•	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituent’s levels;

•	requirements regarding testing, disclosure and use of tobacco product ingredients;

•	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;

•	elimination of duty free allowances for travelers; and

•	encouraging litigation against tobacco companies.

•	If vaporizers and/or electronic cigarettes are subject to one or more significant regulatory initiatives enacted under the FCTC, our business, results of operations and financial condition could be materially and adversely affected.

Risks Related To Our Natural Grocery Business

We may not be successful in our efforts to grow.

Our growth largely depends on our ability to increase sales in our existing Ada’s store and successfully open and operate new stores on a profitable basis. Our comparable store sales growth could be lower than our historical average for various reasons, including the opening of new stores that cannibalize sales in existing stores, increased competition, general economic conditions, regulatory changes, price changes as a result of competitive factors and product pricing and availability.

Delays or failures in opening new stores, or achieving lower than expected sales in new stores, could materially and adversely affect our growth. Our plans for expansion could place increased demands on our financial, managerial, operational and administrative resources. For example, our planned expansion will require us to increase the number of people we employ and may require us to upgrade our management information system and our distribution infrastructure. These increased demands and operating complexities could cause us to operate our business less efficiently, which could materially and adversely affect our operations, financial performance and future growth.

We may not be able to open new stores on schedule or operate them successfully. Our ability to successfully open new stores depends upon a number of factors, including our ability to select suitable sites for our new store locations, to negotiate and execute leases, to coordinate the contracting work on our new stores, to identify and recruit store managers, and other staff, to secure and manage the inventory necessary for the launch and successful operation of our new stores and to effectively promote and market our new stores. If we are ineffective in performing these activities, our efforts to open and operate new stores may be unsuccessful or unprofitable, which could materially and adversely affect our operations, financial performance and future growth.

Ada’s and any newly opened stores may negatively impact our financial results in the short-term, and may not achieve expected sales and operating levels on a timely basis or at all.

We will actively pursue new store growth. Our new store openings may not be successful or reach the sales and profitability levels of our existing stores. Although we target particular levels of cash-on-cash returns and capital investment for each of our new stores, new stores may not meet these targets. Any store we open may not be profitable or achieve operating results similar to those of our existing store. New store openings may negatively impact our financial results in the short-term due to the effect of store opening costs and lower sales and contribution to overall profitability during the initial period following opening. New stores build their sales volume and their customer base over time and, as a result, generally have lower margins and higher operating expenses, as a percentage of net sales, than our existing store. New stores may not achieve sustained sales and operating levels consistent with our existing store base on a timely basis or at all. This may have an adverse effect on our financial condition and operating results. In addition, we may not be able to successfully integrate new stores into Ada’s and those new stores may not be as profitable as Ada’s.

If we are unable to successfully identify market trends and react to changing consumer preferences in a timely manner, our sales may decrease.

We believe our success depends, in substantial part, on our ability to:

o	anticipate, identify and react to natural and organic grocery and dietary supplement trends and changing consumer preferences in a timely manner;
o	translate market trends into appropriate, saleable product and service offerings in our stores before our competitors; and
o	develop and maintain vendor relationships that provide us access to the newest merchandise, and dairy products that satisfy upgraded standards, on reasonable terms.

Consumer preferences often change rapidly and without warning, moving from one trend to another among many product or retail concepts. Our performance is impacted by trends regarding natural and organic products, dietary supplements and at-home meal preparation. Consumer preferences towards dietary supplements or natural and organic food products might shift as a result of, among other things, economic conditions, food safety perceptions, reduced or changed consumer choices and the cost of these products. Our store offerings are comprised of natural and organic products and dietary supplements. A change in consumer preferences away from our offerings, including as a result of, among other things, reductions or changes in our offerings, would have a material adverse effect on our business. Additionally, negative publicity regarding the safety of natural and organic products or dietary supplements, or new or upgraded regulatory standards may adversely affect demand for our products and could result in lower customer traffic, sales and results of operations. In addition, reduced or changed consumer choices may result from, among other things, the implementation of our requirements for dairy products that satisfy our pasture-based, non-confinement standards.

If we are unable to anticipate and satisfy consumer merchandise preferences in the regions where we operate, our net sales may decrease, and we may be forced to increase markdowns of slow-moving merchandise, either of which could have a material adverse effect on our business, financial condition and results of operations.

Our comparable store sales and quarterly financial performance may fluctuate for a variety of reasons.

Our comparable store sales and quarterly results of operations have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of other factors affect our comparable store sales and quarterly financial performance, including:

o	changes in our merchandising strategy or product mix;
o	performance of our newer and remodeled stores;
o	the effectiveness of our inventory management;
o	the timing and concentration of new store openings, and the related additional human resource requirements and pre-opening and other start-up costs;
o	the cannibalization of existing store sales by new store openings;
o	levels of pre-opening expenses associated with new stores;
o	timing and effectiveness of our marketing activities;

o	seasonal fluctuations due to weather conditions and extreme weather-related disruptions;
o	actions by our existing or new competitors, including pricing changes;
o	regulatory changes affecting availability and marketability of products;
o	supply shortages; and
o	general United States economic conditions and, in particular, the retail sales environment.

Accordingly, our results for any one fiscal year or quarter are not necessarily indicative of the results to be expected for any other year or quarter, and comparable store sales of any particular future period may decrease. In the event of such a decrease, the price of our common stock would likely decline.

We may be unable to compete effectively in our markets, which are highly competitive.

The markets for natural and organic groceries and dietary supplements are large, fragmented and highly competitive, with few barriers to entry. Our competition varies by market and includes conventional supermarkets, natural, gourmet and specialty food markets, mass and discount retailers, warehouse clubs, independent health food stores, dietary supplement retailers, drug stores, farmers’ markets, food co-ops, mail order and online retailers and multi-level marketers. These businesses compete with us for customers on the basis of price, selection, quality, customer service, shopping experience or any combination of these or other factors. They also compete with us for products and locations. In addition, some of our competitors are expanding to offer a greater range of natural and organic foods. Many of our competitors are larger, more established and have greater financial, marketing and other resources than us, and may be able to adapt to changes in consumer preferences more quickly, devote greater resources to the marketing and sale of their products, or generate greater brand recognition. An inability to compete effectively may cause us to lose market share to our competitors and could have a material adverse effect on our business, financial condition and results of operations.

If we or our third-party suppliers fail to comply with regulatory requirements, or are unable to provide products that meet our specifications, our business and our reputation could suffer.

If we or our third-party suppliers, including suppliers of our private label products, fail to comply with applicable regulatory requirements or to meet our quality specifications, we could be required to take costly corrective action and our reputation could suffer. We do not own or operate any manufacturing facilities, except for our bulk food repackaging facility and distribution center discussed below, and therefore depend upon independent third-party vendors to produce our private label branded products, such as vitamins, minerals, dietary supplements, body care products, food products and bottled water. Third-party suppliers of our private label products may not maintain adequate controls with respect to product specifications and quality. Such suppliers may be unable to produce products on a timely basis or in a manner consistent with regulatory requirements. We depend upon our bulk food repackaging facility and distribution center for the majority of our private label bulk food products. We may also be unable to maintain adequate product specification and quality controls at our bulk food repackaging facility and distribution center, or produce products on a timely basis and in a manner consistent with regulatory requirements. In addition, we may be required to find new third-party suppliers of our private label products or to find third-party suppliers to source our bulk foods. There can be no assurance that we would be successful in finding such third-party suppliers that meet our quality guidelines.

Disruptions affecting our significant suppliers, or our relationships with such suppliers, could negatively affect our business.

Due to this concentration of purchases from third-party suppliers, the cancellation or non-renewal of our distribution agreement or the disruption, delay or inability of these third party suppliers to deliver product to our stores may materially and adversely affect our operating results and we may be unable to establish alternative distribution channels on reasonable terms or at all.

Certain of our vendors use overseas sourcing to varying degrees to manufacture some or all of their products. Any event causing a sudden disruption of manufacturing or imports from such foreign countries, including the imposition of additional import restrictions, unanticipated political changes, increased customs duties, labor disputes, health epidemics, adverse weather conditions, crop failure, acts of war or terrorism, legal or economic restrictions on overseas suppliers’ ability to produce and deliver products, and natural disasters, could increase our costs and materially harm our business and financial condition and results of operations. Our business is also subject to a variety of other risks generally associated with indirectly sourcing goods from abroad, such as political instability, disruption of imports by labor disputes and local business practices. In addition, requirements imposed by the FSMA compel importers to verify that food products and ingredients produced by a foreign supplier comply with all applicable legal and regulatory requirements enforced by the FDA, which could result in certain products being deemed inadequate for import.

The current geographic concentration of our store creates exposure to local economies, regional downturns or severe weather or catastrophic occurrences.

Ada’s is located in Ft. Myers, Florida and we expect new stores to be located in Southern and Central Florida. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our revenues and profitability. These factors include, among other things, changes in demographics, population, competition, consumer preferences, new or revised laws or regulations, fires, floods or other natural disasters in these regions.

Consumers or regulatory agencies may challenge certain claims made regarding our products.

Our reputation could also suffer from real or perceived issues involving the labeling or marketing of our products. Products that we sell may carry claims as to their origin, ingredients or health benefits, including, by way of example, the use of the term “natural.” Although the FDA and USDA each has issued statements regarding the appropriate use of the word “natural,” there is no single, United States government regulated definition of the term “natural” for use in the food industry. The resulting uncertainty has led to consumer confusion, distrust and legal challenges. Plaintiffs have commenced legal actions against a number of food companies that market “natural” products, asserting false, misleading and deceptive advertising and labeling claims, including claims related to genetically modified ingredients. In limited circumstances, the FDA has taken regulatory action against products labeled “natural” but that nonetheless contain synthetic ingredients or components. Should we become subject to similar claims, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded. Adverse publicity about these matters may discourage consumers from buying our products. The cost of defending against any such claims could be significant. Any loss of confidence on the part of consumers in the truthfulness of our labeling or ingredient claims would be difficult and costly to overcome and may significantly reduce our brand value. Any of these events could adversely affect our reputation and brand and decrease our sales, which would have a material adverse effect on our business, financial condition and results of operations.

Perishable food product losses could materially impact our results of operations.

Our stores offer a significant number of perishable products. Our offering of perishable products may result in significant product inventory losses in the event of extended power or other utility outages, natural disasters or other catastrophic occurrences.

The decision by certain of our suppliers to distribute their specialty products through other retail distribution channels could negatively impact our revenue from the sale of such products.

Some of the specialty retail products that we sell in our stores are not generally available through other retail distribution channels such as drug stores, conventional grocery stores or mass merchandisers. In the future, our suppliers could decide to distribute such products through other retail distribution channels, allowing more of our competitors to offer these products, and adversely affecting the desirability of these products to our core customers, which could negatively impact our revenues.

A widespread health epidemic could materially impact our business.

Our business could be severely impacted by a widespread regional, national or global health epidemic. A widespread health epidemic may cause customers to avoid public gathering places such as our stores or otherwise change their shopping behaviors. Additionally, a widespread health epidemic could adversely impact our business by disrupting production and delivery of products to our stores and by impacting our ability to appropriately staff our stores.

Union activity at third-party transportation companies or labor organizing activities among our employees could disrupt our operations and harm our business.

Independent third-party transportation companies deliver the majority of our merchandise to our stores and to our customers. Some of these third parties employ personnel represented by labor unions. Disruptions in the delivery of merchandise or work stoppages by employees of these third parties could delay the timely receipt of merchandise, which could result in cancelled sales, a loss of loyalty to our stores and excess inventory.

While all of our employees are currently non-union, our employees may attempt to organize and join a union. That effort was unsuccessful. We could face union organizing activities at other locations. The unionization of all or a portion of our workforce could result in work slowdowns, could increase our overall costs and reduce the efficiency of our operations at the affected locations, could adversely affect our flexibility to run our business competitively, and could otherwise have a material adverse effect on our business, financial condition and results of operations.

Our products could suffer from real or perceived quality or food safety concerns and may cause unexpected side effects, illness, injury or death that could result in their discontinuance or expose us to lawsuits, any of which could result in unexpected costs and damage to our reputation.

We could be materially, adversely affected if consumers lose confidence in the safety and quality of products we sell. There is substantial governmental scrutiny of and public awareness regarding food safety. We believe that many customers hold us to a higher quality standard than other retailers. Many of our products are vitamins, herbs and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. Unexpected side effects, illness, injury or death caused by our products could result in the discontinuance of sales of our products or prevent us from achieving market acceptance of the affected products. Such side effects, illnesses, injuries and death could also expose us to product liability or negligence lawsuits. Any claims brought against us may exceed our existing or future insurance policy coverage or limits. Any judgment against us that is in excess of our policy limits would have to be paid from our cash reserves, which would reduce our capital resources. Further, we may not have sufficient capital resources to pay a judgment in which case our creditors could levy against our assets. The real or perceived sale of contaminated or harmful products would cause negative publicity regarding our company, brand or products, including negative publicity in social media, which could in turn harm our reputation and net sales and could have a material adverse effect on our business, financial condition and results of operations, or result in our insolvency.

Increases in the cost of raw materials could hurt our sales and profitability.

Costs of the raw agricultural commodities used in our private label products, including our bulk repackaged products, could increase. Such commodities are generally subject to availability constraints and price volatility caused by weather, supply conditions, government regulations, energy prices, price inflation and general economic conditions and other unpredictable factors. An increase in the demand for or a reduced supply of raw agricultural commodities could cause our vendors to seek price increases from us, which could cause the retail price we charge for certain products to increase, in turn decreasing our sales of such products. Supply shortages may cause certain items to be unavailable, which could negatively affect our sales. Our profitability may be adversely impacted as a result of such developments through reduced gross margins or a decline in the number and average size of customer transactions. The cost of construction materials we use to build and remodel our stores is also subject to significant price volatility based on market and economic conditions. Higher construction material prices would increase the capital expenditures needed to construct a new store or remodel an existing store and, as a result, could increase the rent payable by the Company under its leases.

Increases in certain costs affecting our marketing, advertising and promotions may adversely impact our ability to advertise effectively and reduce our profitability.

Postal rate increases, and increasing paper and printing costs affect the cost of our promotional mailings. Previous changes in postal rates increased the cost of our Health Hotline mailings and previous increases in paper and printing costs increased the cost of producing our Health Hotline newspaper inserts. In response to any future increase in mailing costs, we may consider reducing the number and size of certain promotional pieces. In addition, we rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting by zip code and carrier routes. We are not party to any long-term contracts for the supply of paper. We are also affected by increases in billboard costs and the cost of producing and broadcasting our television, radio and internet advertising pieces. Previous changes in broadcast rates resulted in an increase in the cost of our television commercials. In response to any future increase in broadcast costs, we may consider reducing the frequency, placement and length of certain promotional pieces. We are not party to any long-term contracts for broadcast time. Future increases in costs affecting our marketing, advertising and promotions could adversely impact our ability to advertise effectively and our profitability.

Legal proceedings could adversely affect our business, financial condition and results of operations.

Our operations, which are characterized by transactions involving a high volume of customer traffic and a wide variety of product selections, carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in certain other industries. Consequently, we have been, are, and may in the future become a party to individual personal injury, product liability and other legal actions in the ordinary course of our business. While these actions are generally routine in nature, incidental to the operation of our business and immaterial in scope, the outcome of litigation is difficult to assess or quantify. Additionally, we could be exposed to industry-wide or class-action claims arising from the products we carry or industry-specific business practices. Further, we have been, are and may in the future become subject to claims for discrimination, harassment, wages and hours and other federal or state employment matters. While we maintain insurance, such coverage may not be adequate or may not cover a specific legal claim. Moreover, the cost to defend against litigation may be significant. As a result, litigation could have a material adverse effect on our business, financial position and results of operations.

Risks Related to Participation in the Marijuana Industry

Federal regulation and enforcement may adversely affect the implementation of medical marijuana laws and regulations may negatively impact our revenues and profits.

Currently, there are 23 states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the Controlled Substance Act (the “CSA”), the policies and regulations of the Federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to medical marijuana, as to the timing or scope of any such potential amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law, and we may be deemed to be producing, cultivating, or dispensing marijuana in violation of federal law with respect to the Company’s proposed business operations or we may be deemed to be facilitating the sale or distribution of drug paraphernalia in violation of federal law. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect our revenues and profits. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain.

The U.S. Supreme Court declined to hear a case brought by San Diego County, California that sought to establish federal preemption over state medical marijuana laws. The preemption claim was rejected by every court that reviewed the case. The California 4th District Court of Appeals wrote in its unanimous ruling, “Congress does not have the authority to compel the states to direct their law enforcement personnel to enforce federal laws.” However, in another case, the U.S. Supreme Court held that, as long as the CSA contains prohibitions against marijuana, under the Commerce Clause of the United States Constitution, the United States may criminalize the production and use of homegrown cannabis even where states approve its use for medical purposes.

In an effort to provide guidance to federal law enforcement, the DOJ has issued Guidance Regarding Marijuana Enforcement to all United States Attorneys in a memorandum from Deputy Attorney General David Ogden on October 19, 2009, in a memorandum from Deputy Attorney General James Cole on June 29, 2011 and in a memorandum from Deputy Attorney General James Cole on August 29, 2013. Each memorandum provides that the DOJ is committed to the enforcement of the CSA, but, the DOJ is also committed to using its limited investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way.

The August 29, 2013 memorandum provides updated guidance to federal prosecutors concerning marijuana enforcement in light of state laws legalizing medical and recreational marijuana possession in small amounts.

The memorandum sets forth certain enforcement priorities that are important to the federal government:

•	Distribution of marijuana to children;

•	Revenue from the sale of marijuana going to criminals;

•	Diversion of medical marijuana from states where it is legal to states where it is not;

•	Using state authorized marijuana activity as a pretext of other illegal drug activity;

•	Preventing violence in the cultivation and distribution of marijuana;

•	Preventing drugged driving;

•	Growing marijuana on federal property; and

•	Preventing possession or use of marijuana on federal property.

The DOJ has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but has relied on state and local law enforcement to address marijuana activity. In the event the DOJ reverses its stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our business and our revenue and profits. Furthermore, H.R. 83, enacted by Congress on December 16, 2014, provides that none of the funds made available to the DOJ pursuant to the 2015 Consolidated and Further Continuing Appropriations Act may be used to prevent certain states, including Nevada and California, from implementing their own laws that authorized the use, distribution, possession, or cultivation of medical marijuana.

We could be found to be violating laws related to medical cannabis.

Currently, there are 23 states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the CSA, the policies and regulations of the federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to medical marijuana, as to the timing or scope of any such amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain. If we obtain the necessary government approvals and permits in Florida and obtain the necessary funding to commence the operation of dispensary facilities, there can be no assurance, we could be found in violation of the CSA.

Variations in state and local regulation and enforcement in states that have legalized medical cannabis that may restrict marijuana-related activities, including activities related to medical cannabis may negatively impact our revenues and profits.

Individual state laws do not always conform to the federal standard or to other states laws. A number of states have decriminalized marijuana to varying degrees, other states have created exemptions specifically for medical cannabis, and several have both decriminalization and medical laws. Four states, Colorado, Washington, Oregon, and Alaska, have legalized the recreational use of cannabis. Variations exist among states that have legalized, decriminalized, or created medical marijuana exemptions. For example, Alaska and Colorado have limits on the number of marijuana plants that can be homegrown. In most states, the cultivation of marijuana for personal use continues to be prohibited except for those states that allow small-scale cultivation by the individual in possession of medical marijuana needing care or that person’s caregiver. Active enforcement of state laws that prohibit personal cultivation of marijuana may indirectly and adversely affect our business and our revenue and profits.

Prospective customers may be deterred from doing business with a company with a significant nationwide online presence because of fears of federal or state enforcement of laws prohibiting possession and sale of medical or recreational marijuana.

Our website is visible in jurisdictions where medicinal and/or recreational use of marijuana is not permitted and, as a result, we may be found to be violating the laws of those jurisdictions. These violations may affect other segments of the Company’s business.

Marijuana remains illegal under Federal law.

Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law. Since federal law criminalizing the use of marijuana preempts state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in our inability to proceed with our business plans.

Laws and regulations affecting the medical marijuana industry are constantly changing, which could detrimentally affect the proposed operations of the Company.

Local, state, and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter certain aspects of our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt certain aspects of our business plan and result in a material adverse effect on certain aspects of our planned operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to certain aspects of our proposed business of selling cannabis products. We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

We may not obtain the necessary permits and authorizations to operate the medical marijuana business.

The Company may not be able to obtain or maintain the necessary licenses, permits, authorizations, or accreditations, or may only be able to do so at great cost, to operate its medical marijuana business. In addition, we may not be able to comply fully with the wide variety of laws and regulations applicable to the medical marijuana industry. Failure to comply with or to obtain the necessary licenses, permits, authorizations, or accreditations could result in restrictions on our ability to operate the medical marijuana business, which could have a material adverse effect on our business.

If we incur substantial liability from litigation, complaints, or enforcement actions, our financial condition could suffer.

The Company’s participation in the medical marijuana industry may lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state, or local governmental authorities against the Company. Litigation, complaints, and enforcement actions involving the Company could consume considerable amounts of financial and other corporate resources, which could have a negative impact on our sales, revenue, profitability, and growth prospects.

We may have difficulty accessing the service of banks, which may make it difficult for us to operate.

Since the use of marijuana is illegal under federal law, there is a strong argument that banks cannot accept for deposit funds from businesses involved in the marijuana industry. Consequently, businesses involved in the marijuana industry often have difficulty finding a bank willing to accept their business. The inability to open bank accounts may make it difficult for us to operate our contemplated medical marijuana businesses.

We will likely face significant competition.

The legal marijuana industry is in its early stages and is attracting significant attention from both small and large entrants into the industry. The Company expects to encounter significant competition as it implements its business strategy. The ability of the Company to effectively compete could be hindered by a lack of funds, poor positioning, management error, and other factors. The inability to effectively compete could adversely affect our business, financial condition and results of operations.

The successful operation of the Company’s business will depend in part upon the supply of marijuana and marijuana infused products from third party, non-affiliated suppliers and any interruption in that supply could significantly harm our business, financial condition and results of operations.

In certain states within which the Company expects to operate, the supply of marijuana and marijuana infused products must by law be provided by third-party, non- affiliated suppliers. The failure of these suppliers to provide us with sufficient quantities or the proper quality of marijuana and marijuana infused products could damage the Company’s reputation and significantly harm our business, financial condition and results of operations.

Risks Related to Our Securities

The Series A Warrants contain a cashless exercise feature with the potential for a highly dilutive issuance of common stock, which could adversely affect the value of the common stock.

The Series A Warrants, became exercisable commencing January 23, 2016. The Series A warrants contain a cashless exercise feature that provides for the issuance of a number of shares of our common stock that increases as the trading market price of our common stock decreases. Series A warrants are exercised pursuant to a cashless exercise and the closing bid price of our common stock as of the two trading days prior to the time of such exercise and the Black Scholes Value The potential for such highly dilutive exercise of the Series A Warrants may depress the price of our common stock regardless of the Company’s business performance, and could encourage short selling by market participants, especially if the trading price of our common stock begins to decrease. In any such event, your investment will be adversely affected

The market price of our common stock has been and may continue to be volatile.

The market price of our common stock has been volatile, and fluctuates widely in price in response to various factors, which are beyond our control. The price of our common stock is not necessarily indicative of our operating performance or long-term business prospects. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. Factors such as the following could cause the market price of our common stock to fluctuate substantially:

•	our quarterly operating and financial results;

•	government regulation of our industry;

•	the introduction of new products by our competitors;

•	changing conditions in the electronic cigarette and tobacco industries; as well as the grocery business

•	developments concerning proprietary rights; or

•	litigation or public concern about the safety of our products.

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

As of March 20, 2017, we had approximately 19,643,675,411 shares of our common stock outstanding. If any significant number of these shares are sold, such sales could have a depressive effect on the market price of our stock. A significant number of shares of common stock are issuable pursuant to the Series A warrants and options, and any such sale of these shares may have a depressive effect as well. We are unable to predict the effect, if any, that the sale of shares, or the availability of shares for future sale, will have on the market price of the shares prevailing from time to time. Sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could depress prevailing market prices for the shares. Such sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price, which we deem appropriate.

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

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our common shares.

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

Our authorized capital includes 1,000,000 shares of preferred stock. Of this amount, all of such shares have been designated as Series A Convertible Preferred Stock and less than one share is issued and outstanding. Our Board of Directors has the power to issue any or all of the shares of undesignated preferred stock, including the authority to establish one or more series and to fix the powers, preferences, rights and limitations of such class or series, without seeking stockholder approval. Further, as a Delaware corporation, we are subject to provisions of the Delaware General Corporation Law regarding “business combinations.” We may, in the future, consider adopting additional anti-takeover measures. The authority of our Board of Directors to issue undesignated stock and the anti-takeover provisions of Delaware law, as well as any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of the company not approved by our Board of Directors. As a result, our stockholders may lose opportunities to dispose of their shares at favorable prices generally available in takeover attempts or that may be available under a merger proposal and the market price, voting and other rights of the holders of common stock may also be affected.

Future sales and issuances of our common stock or rights to purchase common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

We also expect that additional capital will be needed in the future to continue our planned operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner, we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. In addition, in the past, we have issued warrants to acquire shares of common stock. To the extent these warrants are ultimately exercised, further dilution will be sustained.

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

Item 8. Financial Statements and Supplementary Data.

See pages F-1 through F-36.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Audit Committee of the Company recently completed a competitive process to determine what firm would serve as the Company’s independent registered public accounting firm for the year ended December 31, 2016. On December 29, 2016, the Audit Committee determined to dismiss Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm effective immediately.

During the year ended December 31, 2015, and through December 29, 2016, there were no (a) disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Marcum’s satisfaction, would have caused Marcum to make reference to the subject matter thereof in connection with its reports for such years; or (b) reportable events, as described under Item 304(a)(1)(v) of Regulation S-K.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors as of March 20, 2017:

Name	Age	Position
Executive Officers:
Jeffrey Holman	50	Chief Executive Officer, Chairman and Director
John A. Ollet	54	Chief Financial Officer
Christopher Santi	46	President and Chief Operating Officer

Non-Employee Directors:
Clifford J. Friedman	55	Director
Dr. Anthony Panariello	57	Director

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

Christopher Santi has been our Chief Operating Officer since December 12, 2012 and has served as the President and Chief Operating Officer since April 11, 2016. Prior to that Mr. Santi served as Director of Operations of the Company beginning in October 2011. Mr. Santi served as the National Sales Manager of Collages.net from November 2007 to October 2011.

John A. Ollet has been our Chief Financial Officer since December 12, 2016. Mr. Ollet previously served as Executive Vice President-Finance for Systemax, Inc. (NYSE:SYX) from 2006 to 2016. His prior chief financial officer experience also includes serving as Vice President and Chief Financial Officer of Arrow Cargo Holdings, Inc., an airline logistics company, and VP Finance /CFO - The Americas - Cargo Division, KLM Royal Dutch Airlines, an airline company. He also previously served as Vice President Finance/Administration at Sterling-Starr Maritime Group, Inc. and served on the audit staff of Arthur Andersen & Co. Mr. Ollet received a bachelor’s degree in Finance/Economics and a master’s degree in business administration from Florida International University. Mr. Ollet is a Certified Public Accountant.

Non-Employee Directors

Anthony Panariello, M.D. has been a director since April 15, 2016. Dr. Panariello is Board Certifed in Pulmonology and Internal Medicine in Florida and has been in private practice since 1996, serving as an attending physician at a number of hospitals.  Dr. Panariello is a member of the College of Physicians and the American College of Chest Physicians.  Additionally, Dr. Panariello currently serves as a Lieutenant Commander in the Medical Corps of the United States Navy Reserve.  Dr. Panariello received his Bachelor of Science from the State University of New York at Stony Brook and his medical degree from the Autonomous University of Guadalajara.

Clifford J. Friedman has been a director since April 15, 2016. Mr. Friedman is a certified public accountant in Coral Springs, Florida and managed his own public accounting, tax and consulting practice since 2001. From 1992 to 2000, Mr. Friedman was Vice President-Finance of Administration of the Box Worldwide, Inc., a Viacom company. He received an M.B.A. from Nova Southeastern University and his B.B.A. from Pace University.

Corporate Governance

Board Responsibilities

The Board oversees, counsels, and directs management in the long-term interest of the Company and its stockholders. The Board’s responsibilities include establishing broad corporate policies and reviewing the overall performance of the Company. The Board is not, however, involved in the operating details on a day-to-day basis.

Board Committees and Charters

The Board and its Committees meet throughout the year and act by written consent from time-to-time as appropriate. The Board delegates various responsibilities and authority to different Board Committees. Committees regularly report on their activities and actions to the Board.

The Board currently has and appoints the members of: The Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Each of these committees have a written charter which can be found on our corporate website at www.healthiercmc.com/committee-charters/.

The following table identifies the independent and non-independent current Board and committee members:

Name	Independent	Audit	Compensation	Nominating And Corporate Governance
Jeffrey Holman
Dr. Anthony Panariello	X	X	X	X
Clifford J. Friedman	X	X	X	X

Director Independence

Our Board has determined that Clifford J. Friedman and Dr. Anthony Panariello are independent in accordance with standards under the OTC Pink Marketplace. Our Board determined that as a result of being executive officer, Messrs. Jeffrey Holman is not independent under the OTC Pink Marketplace Bulletin Boards. Our Board has also determined that Clifford J. Friedman and Dr. Anthony Panariello are independent under the OTC Pink Marketplace independence standards for Audit and Compensation Committee members.

Committees of the Board

Audit Committee

The Audit Committee, which currently consists of Clifford J. Friedman (chair) and Dr. Anthony Panariello, reviews the Company’s financial reporting process on behalf of the Board and administers our engagement of the independent registered public accounting firm. The Audit Committee approves all audit and non-audit services, and reviews the independence of our independent registered public accounting firm.

Audit Committee Financial Expert

Our Board has determined that Clifford J. Friedman is qualified as an Audit Committee Financial Expert, as that term is defined by the rules of the SEC and in compliance with the Sarbanes-Oxley Act of 2002.

Compensation Committee

The function of the Compensation Committee is to determine the compensation of our executive officers. The Compensation Committee has the power to set performance targets for determining periodic bonuses payable to executive officers and may review and make recommendations with respect to stockholder proposals related to compensation matters. Additionally, the Compensation Committee is responsible for administering the Company’s equity compensation plans including the Plan.

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

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee has ever been an officer or employee of the Company. None of our executive officers serve, or have served during the last fiscal year, as a member of our compensation committee or other Board committee performing equivalent functions of any entity that has one or more executive officers serving on our Board or on our compensation committee.

Board Assessment of Risk

The Board is actively involved in the oversight of risks that could affect the Company. This oversight is conducted primarily through the Audit Committee, but the full Board has retained responsibility for general oversight of risks. The Audit Committee considers and reviews with our independent public accounting firm and management the adequacy of our internal controls, including the processes for identifying significant risks and exposures, and elicits recommendations for the improvements of such procedures where desirable. In addition to the Audit Committee’s role, the full Board is involved in oversight and administration of risk and risk management practices. Members of our senior management have day-to-day responsibility for risk management and establishing risk management practices, and members of management are expected to report matters relating specifically to the Audit Committee directly thereto, and to report all other matters directly to the Board as a whole. Members of our senior management have an open line of communication to the Board and have the discretion to raise issues from time-to-time in any manner they deem appropriate, and management’s reporting on issues relating to risk management typically occurs through direct communication with directors or committee members as matters requiring attention arise. Members of our senior management regularly attend portions of the Board’s meetings, and often discuss the risks related to our business.

Presently, the largest risks affecting the Company are the Company’s ability to manage and satisfy the Series A Warrant obligations and evaluation of potential adverse impact of the FDA’s final regulations on vaporizers and e-liquids on the retail business operations. The Board actively interfaces with management on seeking solutions.

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

Stockholder Communications

Although we do not have a formal policy regarding communications with our Board, stockholders may communicate with the Board by writing to us at Healthier Choices Management Corp., 3800 N 28th Way, Hollywood, FL 33020, Attention: Corporate Secretary, or by facsimile (954) 367-6306.  Stockholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC rules to furnish us with copies of all Section 16(a) reports they file.

Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transactions were reported and that no Form 5s were required, we believe that during 2016 our officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a).

ITEM 11. Executive Compensation

The following information is related to the compensation paid, distributed or accrued by us for fiscal 2016 and 2015 to all Chief Executive Officers (principal executive officers) serving during the last fiscal year and the two other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000. We refer to these individuals as our “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards	All Other Compensation ($)	Total

Jeffrey Holman	2016	312,346	100,000	-	-	-	412,346
Chief Executive Officer	2015	226,624	100,000	-	-	-	326,624

Christopher Santi	2016	209,117	50,000	-	-	-	259,119
President & Chief Operating Officer	2015	179,505	10,000	104,000	-	-	293,505

Gina Hicks	2016	197,117	-	-	-	45,133	242,250
Former Chief Financial Officer	2015	-	-	-	-	-	-

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

Effective December 12, 2012, the Company entered into a three-year employment agreement with Christopher Santi, the Company’s President and Chief Operating Officer. The employment agreement paid a beginning base salary of $156,000 which increased to $170,000 beginning in December 2016. In accordance with this employment agreement, Mr. Santi received a 10-year option to purchase up to 57 shares of the Company’s common stock at an exercise price of $437.50, vesting monthly at the rate of approximately 2 shares per month. As of the date of this report, the options are fully vested. On January 30, 2017, the Company entered into a new employment agreement with Mr. Santi for a three-year term beginning January 30, 2017. Pursuant to the new employment agreement, Mr. Santi will receive a base salary of $225,000, increasing to $250,000 and $275,000, respectively, for the second and third years of the employment agreement. Mr. Santi is also eligible to earn an annual bonus at the discretion of the Company’s Board of Directors.

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

	Holman	Santi
Death or Total Disability	Any amounts due at time of termination plus full vesting of equity awards	Any amounts due at time of termination

Dismissal Without Cause or Termination by Executive for Good Reason or upon a Change of Control (1)	Two years of Base Salary, full vesting of equity awards, benefit continuation for eighteen months plus pro-rated bonus if, any, that would have been earned for the fiscal year in which the termination occurs	Fifteen months of Base Salary plus one additional month for every additional four months of service, up to eighteen months’ maximum

Termination upon a Change of Control (2)	Two years of Base Salary, full vesting of equity awards, benefit continuation for eighteen months plus pro-rated bonus if, any, that would have been earned for the fiscal year in which the termination occurs	Eighteen months of Base Salary

(1) Good reason is generally (with certain exceptions) defined, in the case of Holman, as (i) a material diminution in their authority, duties or responsibilities, (y) the Company failing to maintain an office in the stated area or (ii) any other action or inaction that constitutes a material breach by the Company of the Employment Agreement. Mr. Santi’s employment agreement does not include the concept of good reason.

(2) Change of Control is generally defined (i) in the case of Holman, as any Change of Control Event as defined in Treasury Regulation Section 1.409A-3(i)(5); and (ii) in the case of Santi, as (w) a sale of substantially all of the Company, (x) any “person” (as such term is defined under the Exchange Act) becomes the beneficial owners of over 50% of the Company’s voting power, (y) a change in the majority of the composition of the Board or (z) a transaction that results in over 50% of the Company’s voting power ceasing to hold a majority of the voting power post-transaction.

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

Outstanding Awards at Fiscal Year End

Listed below is information with respect to unexercised options that have not vested, and equity incentive plan awards for each named executive officer outstanding as of December 31, 2016:

Outstanding Equity Awards at 2016 Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Christopher Santi	1	-	-	0.02	3/29/22	-	-	-	-

Director Compensation

Non-employee directors are paid a monthly fee of $1,000 per month and $1,000 for each meeting attended. Because we do not pay any compensation to employee directors, Messrs. Holman and Brauser are omitted from the following table. Non-employee members of our Board of Directors were compensated for as follows:

Fiscal 2016 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Total ($)

William Conway III (1)	9,500	9,500
Daniel MacLauchlan (1)	9,500	9,500
Nikhil Raman (1)	6,500	6,500
Dr. Anthony Panariello	13,000	13,000
Clifford J. Friedman	17,000	17,000

(1)	Resigned as a director in 2016.

Equity Compensation Plan Information

The 2015 Equity Incentive Plan (the “Plan”) was approved by the Company’s stockholders at the June 26, 2015 stockholders meeting. On November 21, 2016, the Company’s Board of Directors increased the number of shares of common stock available for issuance pursuant to the Plan to 100,000,000,000. The Plan is a broad-based plan in which all employees, consultants, officers, and directors of the Company are eligible to participate. The purpose of the Plan is to further the growth and development of the Company by providing, through ownership of stock of the Company and other equity-based awards, an incentive to its officers and other key employees and consultants who are in a position to contribute materially to the prosperity of the Company, to increase such persons’ interests in the Company’s welfare, by encouraging them to continue their services to the Company, and by enabling the Company to attract individuals of outstanding ability to become employees, consultants, officers and directors of the Company.

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by stockholders and the weighted average exercise price for such plans as of December 31, 2016.

Name of Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2009 Equity Incentive Plan	0.011	$20,506,610	0
2015 Equity Incentive Plan	5,001,000,004	0.0001	94,998,999,996
Total	5,001,000,004		94,998,999,996

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth the number of shares of our common stock beneficially owned as of March 20, 2017, by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers and (iv) all of our executive officers and directors of as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Healthier Choices Management Corp., 3800 North 28th Way, Hollywood, Florida 33020.

Title of Class	Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)
Directors and Executive Officers:
Common Stock	Jeffrey E. Holman (2)	4,711,732,180	19.99%
Common Stock	Christopher Santi (3)	4,711,732,180	19.99%
Common Stock	Gina Hicks (4)	2,969	*
Common Stock	Dr. Anthony Panariello (5)	500,000,000	2.62%
Common Stock	Clifford J. Friedman (6)	500,000,000	2.62%
	All directors and officers as a group (6 persons) (7)	10,423,467,329	55.13%

5% Stockholders:
None		0	0%
Total:		10,423,467,329	53.06%

* Less than 1%.

(1) Beneficial Ownership. Applicable percentages are based on 19,643,675,411 shares of common stock outstanding as of March 20, 2017, Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, convertible notes and preferred stock currently exercisable or convertible or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. The table includes shares of common stock, options, warrants, and preferred stock exercisable or convertible into common stock and vested or vesting within 60 days. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. The table does not include: (i) restricted stock units that do not have the right to vote until they vest and the shares are delivered or (ii) unvested options that do not vest within 60 days of the date listed above in this footnote.

(2) Holman. Chairman and Chief Executive Officer. The option agreement includes a provision that prevents Mr. Holman from exercising the option into common stock to the extent (but only to the extent) that such conversion would result in the holder, or any of its affiliates, beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder) more than 19.9% of the Company’s outstanding Common Stock (the “Exercise Blocker”). Without the Exercise Blocker, Mr. Holman would be deemed to beneficially own 25,000,000,000 shares of Common Stock pursuant to vested options.

(3) Santi. Santi and Chief Operation Officer. The option agreement of Mr. Santiu includes the Exercise Blocker. Without the Exercise Blocker, Mr. Santi would be deemed to beneficially own 12,500,000,000 shares of Common Stock pursuant to vested options.

(4) Hicks. A former officer.

(5) Panariello. A director. Includes 500,000,000 vested options.

(6) Friedman. A director. Includes 500,000,000 vested options.

(7) Directors and Executive Officers. Includes executive officers who are not Named Executive Officers under the SEC’s rules and regulations.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During 2015, the Company purchases, at rates comparable to market rates, e-liquids sold in its retail stores and wholesale operations, respectively from Liquid Science, Inc., a company in which Jeffrey Holman (the Company’s Chief Executive Officer), Gregory Brauser

(the Company’s former President) and Michael Brauser each had a 15% beneficial ownership interest. During 2016, the Company made approximately 23% of its purchases of e-liquid from Liquid Science, which purchases equaled $356,000 in the aggregate. In 2016, the Company received approximately $94,000 in royalty income from Liquid Science related to the use of the Company trademark. In April 2016, Mr. Holman sold all of his interest in Liquid Science.

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

Item 14. Principal Accounting Fees and Services.

Our Audit Committee pre-approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services.   All of the services related to audit fees and audit-related fees charged by Marcum LLP, if any, were pre-approved by the Audit Committee.  The following table shows the fees for the years ended December 31, 2016 and 2015.

	2016 ($)	2015 ($)
Audit Fees (1)	$364,929	$330,590
Audit Related Fees	15,126	16,000
All Other Fees
Total	$380,055	$346,590

(1)	Audit fees — these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements and our registration statements.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of the report.

(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this report.

(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

FINANCIAL STATEMENT INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
of Healthier Choices Management Corp. (f/k/a Vapor Corp.)

We have audited the accompanying consolidated balance sheet of Healthier Choice Management Corp. (formerly known as Vapor Corp.) (the “Company”)  as of December 31, 2016, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Healthier Choice Management Corp. as of December 31, 2016, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The Company has adjusted its 2015 consolidated financial statements to retrospectively apply the change in accounting related to the one-for-twenty thousand reverse split described in Note 11 and the presentation of discontinued operations as described in Note 3 to the consolidated financial statements. Other auditors reported on the consolidated financial statements before the retrospective adjustment. We also audited the adjustments to the 2015 consolidated financial statements to retrospectively apply the change in accounting as described in Notes 11 and 3. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the Company's 2015 consolidated financial statements other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2015 consolidated financial statements as a whole.

Morrison, Brown, Argiz & Farra, LLC
Miami, FL
March 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders

of Healthier Choices Management Corp. (f/k/a Vapor Corp.)

We have audited the accompanying consolidated balance sheet of Healthier Choices Management Corp. (f/k/a Vapor Corp.) (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended before the effects of the adjustments to retrospectively apply the effects of the one-for-twenty thousand reverse stock split described in Note 11 and the presentation of discontinued operations as described in Note 3. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, before the effects of the adjustments to retrospectively apply the effects of the one-for-twenty thousand reverse stock split described in Note 11 and the presentation of discontinued operations as described in Note 3, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Healthier Choices Management Corp. (f/k/a Vapor Corp.) as of December 31, 2015, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

We were not engaged to audit, review or apply any procedures to the adjustments to retrospectively apply the change in accounting related to the one-for-twenty thousand reverse stock split described in Note 11 and the presentation of discontinued operations as described in Note 3, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Morrison, Brown, Argiz, & Farra, LLC.

/s/ Marcum LLP

Marcum LLP
New York, NY
April 8, 2016

HEALTHIER CHOICES MANAGEMENT CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,366,272	$27,214,991
Due from merchant credit card processor, net of reserves	30,272	9,475
Accounts receivable, net of allowance $ 33,367 and $76,694	25,798	105,992
Inventories	748,551	946,799
Prepaid expenses and vendor deposits	93,229	255,599
Current assets from discontinued operations	52,903	1,033,514
TOTAL CURRENT ASSETS	14,317,025	29,566,370

Property and equipment, net of accumulated depreciation of $293,398 and $211,824 respectively	638,926	410,277
Intangible assets, net of accumulated amortization of $130,171 and $126,000, respectively	1,669,329	929,000
Goodwill	481,314	3,177,017
Other assets	128,157	165,198

TOTAL ASSETS	$17,234,751	$34,247,862

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$520,586	$394,723
Accrued expenses	779,676	1,225,632
Current portion of capital lease	53,054	60,871
Derivative liabilities - non consenting warrants	955,173	41,089,580
Derivative liabilities - consenting warrants	11,912,906	-
Current liabilities from discontinued operations	555,810	4,002,691
TOTAL CURRENT LIABILITIES	14,777,205	46,773,497

Capital lease, net of current portion	-	58,572
TOTAL LIABILITIES	14,777,205	46,832,069

COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A convertible preferred stock, $.001 par value, 1,000,000 shares authorized and designated, 0 and 1 share issued and outstanding, respectively, no liquidation value	-	-
Common stock, $.0001 par value, 750,000,000,000 shares authorized, 14,213,861,174 issued and outstanding as of December 31, 2016 and 6 issued and outstanding as of December 31, 2015	1,421,386	-
Additional paid-in capital	3,782,818	846,943
Accumulated deficit	(2,746,658)	(13,431,150)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	2,457,546	(12,584,207)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$17,234,751	$34,247,862

See notes to consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2016	2015
SALES:
Vapor sales, net	$6,722,052	$5,252,611
Grocery sales, net	3,843,111	-
Total Sales	10,565,163	5,252,611
Cost of sales vapor	2,979,609	2,172,447
Cost of sales grocery	2,352,201	-
GROSS PROFIT	5,233,353	3,080,164

EXPENSES:
Advertising	92,124	120,831
Selling, general and administrative	9,700,479	9,374,349
Impairment of goodwill and intangible assets	3,955,362	15,403,833
Retail store and kiosk closing costs	347,656	729,468
Total operating expenses	14,095,621	25,628,481
Operating loss	(8,862,268)	(22,548,317)

OTHER INCOME (EXPENSES):
Amortization of debt discounts	21,599	(833,035)
Amortization of deferred financing costs	-	(144,903)
Gain on warrant repurchases	5,189,484	-
Loss on debt extinguishment	-	(1,497,169)
Cost associated with underwriting offering	-	(5,279,003)
Non-cash change in fair value of derivative liabilities	15,255,143	42,221,418
Stock-based expense in connection with waiver agreements	-	(3,748,062)
Other income	640,000	-
Interest income	45,723	19,323
Interest expense	(15,386)	(108,356)
Interest expense-related party	-	(80,545)
Total other income (expense)	21,136,563	30,549,668
Net income (loss) from continuing operations	12,274,295	8,001,351
Net income (loss) from discontinued operations	(1,589,803)	(6,200,598)
NET INCOME	10,684,492	1,800,753

Deemed dividend	-	(38,068,021)
NET INCOME (LOSS) ALLOCABLE TO COMMON SHAREHOLDERS	$10,684,492	$(36,267,268)

NET INCOME (LOSS) PER SHARE-BASIC AND DILUTED:
Continuing operations	0.00	(5,011,111.67)
Discontinued operations	0.00	(1,033,433.00)
NET INCOME (LOSS) PER SHARE BASIC AND DILUTED	$0.00	$(6,044,544.67)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-
BASIC	4,102,959,032	6
DILUTED	640,656,219,521	6

See notes to consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2016

	Series A Convertible Preferred Stock		Treasury Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – December 31, 2014	-	$-	-	$-	2	$-	$16,043,713	$(15,231,903)	$811,810

Issuance of common stock in connection with the Merger (See Note 3)	-	-	-	-	2	-	17,028,399	-	17,028,399
Issuance of common stock and warrants in connection with private placement, net of offering costs	-	-	-	-	-	-	447,321	-	447,321
Reclassification of conversion option from liability to equity	-	-	-	-	-	-	13,300	-	13,300
Contribution of note and interest payable to Vaporin to capital in connection with the Merger	-	-	-	-	-	-	354,029	-	354,029
Issuance of common stock in connection with consulting services	-	-	-	-	-	-	143,000	-	143,000
Issuance of common stock in connection with delivery of restricted stock units	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with waiver deferral agreements	-	-	-	-	-	-	1,328,196	-	1,328,196
Warrants issued or modified in connection with convertible note payable	-	-	-	-	-	-	124,211	-	124,211
Issuance of common stock in connection with waiver agreement	-	-	-	-	2	-	1,297,081	-	1,297,081
Issuance of Series A Units, Series A preferred stock and warrants in connection with underwritten offering	1	-	-	-	-	-	940	-	940
Issuance of unit purchase option to underwriter in connection with Series A Units, Series A preferred stock and warrants	-	-	-	-	-	-	1,552,418	-	1,552,418
Stock-based compensation expense	-	-	-	-	-	-	582,356	-	582,356
Deemed dividend on issuance of Series A Units, Series A preferred stock and warrants	-	-	-	-	-	-	(38,068,021)	-	(38,068,021)
Net income (loss)	-	-	-	-	-	-	-	1,800,753	1,800,753
Balance – December 31, 2015	1	$-	-	$-	6	$-	$846,943	$(13,431,150)	$(12,584,207)

Issuance of common stock in connection with cashless exercise of Series A warrants	-	-	-	-	15,619,771,345	1,561,977		-	1,561,977
Warrants exercised	-	-	-	-	-	-	2,936,071	-	2,936,071
Purchase of treasury stock made in conjunction with the sale of the wholesale business	-	-	(1,405,910,203)	(140,591)	-	-	(75,626)	-	(216,217)
Treasury stock cancellation			1,405,910,203	140,591	(1,405,910,203)	(140,591)	-	-	-
Issuance of common stock in connection with conversion of Series A convertible preferred stock	(1)	-	-	-	26	-	-	-	-
Stock-based compensation expense							75,430		75,430
Net income (loss)	-	-	-	-	-	-	-	10,684,492	10,684,492
Balance – December 31, 2016	-	$-	-	$-	14,213,861,174	$1,421,386	$3,782,818	$(2,746,658)	$2,457,546

See notes to consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2016	2015
OPERATING ACTIVITIES:

Net income (loss)	$10,684,492	$1,800,753

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss from discontinued operations	1,589,803	6,200,598
Change in allowances for bad debt	663,218	303,509
Depreciation and amortization	374,388	462,103
Loss on disposal of assets	103,312	463,840
Loss on debt extinguishment	-	1,497,169
Gain on warrant repurchases	(5,189,484)	-
Accretion of discounts on note receivable from related party	(21,600)	-
Accrued interest on notes receivable from related party	(11,634)
Amortization of debt discounts	-	833,034
Amortization of deferred financing cost	-	144,903
Cost associated with Series A Units Offering	-	3,726,585
Write-down of obsolete and slow moving inventory	301,898	192,318
Stock-based compensation expense	75,430	725,356
Stock-based expense in connection with waiver agreements	-	3,748,062
Impairment of goodwill and intangible assets	3,955,362	15,403,833
Non-cash change in fair value of derivative liabilities	(15,255,143)	(42,221,418)
Unit purchase option granted for underwriters’ expense	-	1,552,419
Net cash used in discontinued operating activities	(3,739,171)	(2,094,399)
Changes in operating assets and liabilities:
Due from merchant credit card processors	(20,797)	191,522
Accounts receivable	(197,908)	(328,245)
Inventories	(350,148)	17,217
Prepaid expenses and vendor deposits	121,421	(64,499)
Other assets	37,040	(56,101)
Accounts payable	332,012	(1,192,155)
Accrued expenses	(786,328)	(812,971)
Customer deposits	17,850	-
NET CASH USED IN OPERATING ACTIVITIES	(7,315,987)	(9,506,567)

INVESTING ACTIVITIES:
Acquisition of grocery store business	(2,910,612)	-
Acquisition of vapor store businesses	-	(1,179,270)
Cash received in connection with Merger	-	136,468
Proceeds from sale of tradename	100,000	-
Issuance of note receivable to related party in conjunction with sale of wholesale business	(500,000)	-
Collection of note receivable	173,395	-
Collection of loan receivable	-	467,095
Purchases of tradename	(25,000)	(20,000)
Purchases of property and equipment	(25,299)	(194,766)
NET CASH USED IN INVESTING ACTIVITIES:	(3,187,516)	(790,473)

FINANCING ACTIVITIES:

Proceeds from private placement of common stock and warrants, net of offering costs	-	2,941,960
Cost associated with Series A Units Offering	-	(3,726,585)
Proceeds from Series A Units issuance	-	41,378,227
Payments for repurchase of Series A warrants	(3,278,827)	-
Payment of offering costs in connection with convertible notes payable	-	(196,250)
Proceeds from issuance of senior convertible notes payable	-	1,662,500
Principal payments on convertible debentures	-	(1,750,000)
Principal payments on senior convertible notes payable to related parties	-	(1,250,000)
Principal payments on notes payable to related party	-	(1,000,000)
Principal payments on convertible notes payable		(567,000)
Principal payments on term loan payable	-	(750,000)
Principal payments of capital lease obligations	(66,389)	(52,015)
Proceeds from loan payable from Vaporin, Inc.	-	350,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,345,216)	37,040,837

(DECREASE) INCREASE IN CASH	(13,848,719)	26,743,797
CASH — BEGINNING OF YEAR	27,214,991	471,194
CASH — END OF YEAR	$13,366,272	$27,214,991

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$15,386	$251,920
Cash paid for income taxes	$-	$2,791
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deemed dividend	$-	$38,068,021
Embedded conversion feature recorded as debt discount and derivative liability	$-	$248,359
Warrants exercised	$2,936,071	$-
Recognition of debt discount in connection with convertible note issuance	$-	$100,800
Warrants issued as an offering costs	$-	$87,779
Contribution of note and interest payable to Vaporin to capital in connection with the Merger	$-	$354,029

	FOR THE YEAR ENDED DECEMBER 31,
	2016	2015
Purchase Price Allocation in connection with the Vaporin Inc. Merger:
Cash		$136,468
Accounts receivable		81,256
Merchant credit card processor receivable		201,141
Prepaid expense and other current assets		28,021
Inventory		981,558
Property and equipment		206,668
Accounts payable and accrued expenses		(779,782)
Derivative liabilities		(49,638)
Notes payable, net of debt discount of $54,623		(512,377)
Notes payable – related party		(1,000,000)
Net liabilities assumed		$(706,685)

Consideration:
Value of common stock issued		$17,028,399
Excess of liabilities over assets assumed		706,685
Total consideration		17,735,084
Amount allocated to goodwill		(15,654,484)
Amount allocated to identifiable intangible assets		(2,080,600)
Remaining unallocated consideration		$-

Preliminary Purchase Price Allocation in connection with the grocery store acquisition:

Amount allocated to goodwill		$1,977,533
Amount allocated to other assets		17,736
Amount allocated to Inventory		263,810
Purchase Price		2,259,079
Hold Back obligation		(860,000)
Cash used in retail store acquisitions		$1,399,079

Purchase Price Allocation in connection with the grocery store acquisition:

Amount allocated to goodwill	$481,314
Property and equipment	500,225
Intangible assets – favorable lease	890,000
Intangible assets – customer relations	60,000
Intangible assets – tradenames and technology	824,500
Inventory	253,524
Accrued expenses	(98,951)
Cash used in the grocery store acquisition	$2,910,612

Sale of Vapor Wholesale Inventory and Business
Consideration received:
Note receivable from related party, net of discount	$356,895
Note receivable from related party, net of discount	470,485
Treasury stock	140,591
Total consideration	967,971
Assets and liabilities transferred:
Inventory	(258,743)
Accounts receivable, net	(244,735)
Vendor deposits	(40,949)
Accrued expenses	(35,273)
Customer deposits	17,850
Loss on repurchase of treasury stock	61,850
Cash used in the sale of wholesale business	$500,000

See notes to consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION, GOING CONCERN, BASIS OF PRESENTATION, AND RECENT DEVELOPMENTS

Organization

Healthier Choices Management Corp. (the “Company” or “we”) is a holding company focused on providing consumers with healthier daily choices with respect to nutrition and other lifestyle alternatives. The Company operates thirteen vape retail stores in the Southeast of the United States of America. The Company offers e-liquids, vaporizers, e-cigarettes and related products through its vape retail stores and online. The Company sold its wholesale business on July 31, 2016. The sale of the wholesale business was not contemplated prior to July 1, 2016. The sale of the wholesale business qualifies as a discontinued operations and accordingly the Company has excluded results for the wholesale business operations from the Company’s continuing operations in the consolidating Statements of Operations for all periods.

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

Going Concern and Liquidity

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate the continuation of the Company as a going concern and realization of assets and satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of any uncertainties related to our going concern assessment. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values.

We had a large number of warrants outstanding with features that made the warrants more debt like and possibly result in cash outflows and were thus classified as derivative liabilities. Additionally, for the year ended December 31, 2015, the Company reported a net loss allocable to common stockholders of approximately $36.3 million and had negative working capital of approximately $17.2 million. These factors raised substantial doubt about our ability to continue as a going concern.

During 2016 and early 2017, we took steps to mitigate these factors by:

•	increasing the number of authorized shares to 750,000,000,000 shares so that there would be sufficient shares available for issuance should all the warrant holders exercise;

•	entering into a Fifth Amended and Restated Series A Warrant Standstill Agreement (the “Fifth Amendment”) with warrant holders working to effectively eliminate the possibility that warrant holders will exercise for anything other than shares, and

•	extending a tender offer to repurchase its Series A warrants which resulted in 10,073,884 (on a pre-split basis) of the warrants to be repurchased for $0.22 per warrant.

The steps above substantially lowered our potential cash exposure. As a result, as of the date of the issuance of these financial statements, we believe our plans have alleviated substantial doubt about the Company’s ability to sustain operations for the foreseeable future through a year and a day from the issuance of these consolidated financial statements.

Sourcing and Vendors.

We source from multiple suppliers. These suppliers range from small independent businesses to multinational conglomerates. As of December 31, 2016, we purchased approximately 75% of the goods we sell from our top 20 suppliers. For the fiscal year ended December 31, 2016, approximately 40% of our total purchases were from one vendor.

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements are prepared in accordance with GAAP. The consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of the financial statement date.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Healthy Choice Markets, Inc. The Vape Store, Inc. (“Vape Store”), Vaporin, Inc. (“Vaporin”), Smoke Anywhere U.S.A., Inc. (“Smoke”), Emagine the Vape Store, LLC (“Emagine”), IVGI Acquisition, Inc., Vapormax Franchising LLC, Vaporin LLC, Vaporin Florida, Inc., All intercompany accounts and transactions have been eliminated in consolidation.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior period amounts in the consolidated financial statements related to stock splits and the sale of discontinued operations have been reclassified to conform to the current period’s presentation. No changes to the Company’s net loss were made as a result of such reclassifications.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the operating decision makers, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s decision making group are the senior executive management team. The Company and the decision-making group view the Company’s operations and manage its business as two operating segments. All long-lived assets of the Company reside in the U.S.

Use of Estimates in the Preparation of the Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of net revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include allowances, reserves and write-downs of receivables and inventory, valuing equity securities and hybrid instruments, share-based payment arrangements, deferred taxes and related valuation allowances, and the valuation of the net assets acquired in acquisitions. Certain of our estimates could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and records adjustments when necessary.

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

Shipping and Handling

Shipping charges billed to customers are included in net sales and the related shipping and handling costs are included in cost of sales. For the years ended December 31, 2016 and 2015 shipping and handling costs of $105,486 and $132,331, were included in cost of sales, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less, when purchased, to be cash and cash equivalents. The majority of the Company’s cash and cash equivalents are concentrated in one large financial institution. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests, as deposits are held in excess of federally insured limits. The Company’s cash equivalent at December 31, 2016 and 2015 was a money market account. The Company has not experienced any losses in such accounts.

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

At December 31, 2016, accounts receivable balances included a concentration from three customers with receivable balances ranging from approximately $9,000 to $24,000, all of which are greater than 10% of the total net accounts receivable balance. At December 31, 2015, accounts receivable balances included concentrations from four customers that had balances of an amount greater than 10%. The amounts ranged from $33,000 to $84,000.

For the years ended December 31, 2016 and 2015, the Company had no customers with sales in excess of 10%.

Due from Merchant Credit Card Processor

Due from merchant credit card processor represents monies held by the Company’s credit card processors. The funds are being held by the merchant credit card processors pending satisfaction of their hold requirements and expiration of charge backs/refunds from customers.

Inventories

Inventories are stated at average cost. If the cost of the inventories exceeds their net realizable value, provisions are recorded to write down excess inventory to its net realizable value. The Company’s inventories consist primarily of merchandise available for resale. The Company’s inventory consists of fresh produce, perishable grocery items and non-perishable consumable goods that are immediately available for sale.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the respective asset, after the asset is placed in service. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

Description	Useful Lives
Warehouse fixtures	2 years
Signage	5 years
Furniture and fixtures	5 years
Computer hardware	3 years
Appliance	3-5 years
Cooler	5 years
Machinery	5-7 years
Displays	5-7 years
Leasehold improvements	Life of lease

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

Warranty Liability

The Company’s limited lifetime warranty policy generally allows its end users of vape products and retailers to return defective purchased rechargeable products in exchange for new products. The Company estimates a reserve for warranty liability and records that reserve amount as a reduction of revenues and as an accrued expense on the accompanying consolidated balance sheets. The warranty claims and expenses were not deemed material for the years ended December 31, 2016 and 2015.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). Under this method, income tax expense is recognized as the amount of: (i) taxes payable or refundable for the current year and (ii) future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Fair Value Measurements

The Company applies the provisions of ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820”). The Company’s short term financial instruments include cash, due from merchant credit card processors, accounts receivable, accounts payable and accrued expenses, each of which approximate their fair values based upon their short-term nature. The Company’s other financial instruments include notes payable obligations and derivative liabilities. The carrying value of these instruments approximate fair value, as they bear terms and conditions comparable to market, for obligations with similar terms and maturities.

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

Discontinued Operations

On July 31, 2016, the Company sold its wholesale inventory and related operations. The sale of the wholesale business qualifies as discontinued operations and accordingly the Company has excluded results for the wholesale business operations from the Company’s continuing operations in the consolidating Statements of Operations for all periods presented.

Adopted Accounting Pronouncements

In August 2014, FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 explicitly requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist which raise substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and annual and interim periods thereafter, with early adoption permitted. The implementation of this update did not have a material effect on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. It is effective for annual reporting periods beginning after December 15, 2016 (see Note 4). The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The implementation of this update did not have a material effect on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The FASB issued this ASU as part of its ongoing Simplification Initiative, with the objective of reducing complexity in accounting standards. The amendments in ASU 2015-17 require entities that present a classified balance sheet to classify all deferred tax liabilities and assets as a noncurrent amount. This guidance does not change the offsetting requirements for deferred tax liabilities and assets, which results in the presentation of one amount on the balance sheet. Additionally, the amendments in this ASU align the deferred income tax presentation with the requirements in International Accounting Standards (IAS) 1, Presentation of Financial Statements.  The amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The implementation of this update did not have a material effect on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU amends the principal versus agent guidance in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was issued in May 2014 (“ASU 2014-09”). The effective date and transition requirements for the amendment to ASU 2014-09 are the same as those of ASU 2014-09, which was deferred for one year by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. That is, the guidance under these standards is to be applied using a full retrospective method or a modified retrospective method, as outlined in the guidance, and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted only for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the provisions of each of these standards and assessing their impact on the Company’s consolidated financial statements and disclosures.

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

In August 2016, the FASB issued ASU 2016-15 (Topic 230), “Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments”. The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017. The Company will require adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated cash flows and related disclosures.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business” (“ASU 2017-01”). The amendments in ASU 2017-01 is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact of adopting this guidance.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 along with amending other parts of the goodwill impairment test. Under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, and interim periods therein with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. At adoption, this update will require a prospective approach. The Company is currently evaluating the impact of adopting this guidance.

Note 3. ACQUISITION AND DISPOSAL

MERGER WITH VAPORIN, INC.

On December 17, 2014, the Company entered into the Merger Agreement with Vaporin pursuant to which Vaporin was to merge with and into the Company with the Company being the surviving and controlling entity (as a result of the stockholders of the Company maintaining more than 50% ownership in the Company’s outstanding shares of common stock and the Company’s directors comprising the majority of the board at the date of the Merger). The Merger closed on March 4, 2015 and the purchase price consideration paid by the Company consisted of the following:

1.	100% of the issued and outstanding shares of Vaporin common stock (including shares of common stock issued upon conversion of Vaporin preferred stock immediately prior to the consummation of the merger in accordance with the Merger Agreement) were converted into, and became 1.94 shares of the Company’s common stock such that the former Vaporin stockholders collectively hold approximately 45% of the then issued and outstanding shares of the Company’s common stock following consummation of the Merger. The aggregate value of these shares issued was $14,949,328, or approximately $7,700,000 per share, and was based on the closing price of the Company’s common stock on March 4, 2015.

2.	100% of the issued shares of Vaporin restricted stock units were converted into the right to receive 0.27 shares of the Company’s common stock. The restricted stock units became fully-vested in connection with the Merger and as a result, were included as a part of the Company’s purchase price as no further services from the holders were required to be provided to the Company. The aggregate value of these shares issued was $2,079,071, or approximately $7,700,000 per share, and was based on the closing price of the Company’s common stock on March 4, 2015. Based on the terms of the Merger Agreement, the Company agreed to issue these in twelve equal monthly instalments, with the first delivery date being the date of the closing of the Merger, however, all shares of common stock were delivered by February 4, 2016.

The Merger Agreement contained customary conditions that were satisfied prior to the closing of the Merger, including the requirement for the Company to receive gross proceeds from a $3.5 million equity offering. The Company incurred approximately $559,000 of acquisition costs in connection with the Merger that were recorded to selling, general and administrative expenses.

The Merger was accounted for as a business combination. Accordingly, the fair value of the purchase consideration issued to the sellers of Vaporin was allocated to fair value of the net tangible assets acquired, with the resulting excess allocated to separately identifiable intangibles, and the remainder recorded as goodwill. Goodwill recognized from the transactions mainly represented the expected operational synergies upon acquisition of the combined entity and intangibles not qualifying for separate recognition. Goodwill is not expected to be deductible for income tax purposes in the tax jurisdiction of the acquired business. The purchase price allocation was based, in part, on management’s knowledge of Vaporin’s business and the results of a third-party appraisal commissioned by management.

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

In connection with the Merger Agreement, the Company also issued 0.0354 warrants to purchase the Company’s common stock to certain warrant holders of Vaporin as replacement for warrants issued in connection with previous Vaporin note payable issuances. In addition, the Company also issued 0.0028 options to purchase common stock to certain holders of Vaporin as replacement for options issued for services. The Company determined that based on the remaining term of the warrants and options as well as the nature of the remaining services to be provided by the holders that the value of the warrants and options at the date of the Merger was not material.

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

For the Year Ended December 31,
2015

Vapor Sales	$6,368,874
Net Loss from Continuing operations	$(31,464,401)
Net loss from discontinued operations	$(6,200,598)
Net loss allocable to common shareholders	(37,664,999)
Net loss per share- basic and diluted	(6,292,880)
Continuing operations	(1,240,119)
Discontinued operations	(7,532,999)
Weighted average number of shares outstanding	5

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

The Company incurred aggregate cost of $2,259,079 for the acquisitions after the Merger. Leasehold improvements and fixtures acquired were not considered material to these purchases. The Company holds back a portion of the seller’s purchase price for three to six months during the operational transition period (the “hold back period”). If the stores’ gross minimum revenues during the hold back period do not reach an amount agreed upon by the buyer and seller at closing, then the hold back amount due to the seller is reduced in the final settlement. The hold back amount due to sellers of $860,000 was recorded in accrued liabilities at December 31, 2015 as the achievement of the minimum revenue milestones are considered probable. The hold back liability is considered contingent consideration recorded at fair value at each respective acquisition and is re-measured with each reporting period. During the year ended December 31, 2016, the Company made $220,000 of aggregate holdback payments. The remaining $640,000 balance was eliminated as the business did not achieve the targeted net sales figure and the seller was therefore not entitled to the holdback payment. Commissions and ancillary store closing costs totaling approximately $62,271 are expensed as incurred and reflected in selling general and administrative expenses for the year ended December 31, 2015.

During 2016, after evaluating retail store operations, management decided to close two of its Atlanta area vape retail stores on February 15, 2016, and September 30, 2016, respectively, and five of its Florida retail vapor stores were closed between May 31 and September 30, 2016. An additional Georgia retail location was closed during the fourth quarter of 2016.

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

Retail Kiosks

The Company opened eight mall retail kiosks for its vaping products in October and November 2014. The Company’s management decided to close the kiosks after evaluating the short-term performance of the locations and to focus expansion efforts on retail stores. During 2015 the Company closed all of its mall kiosks. In connection with the kiosk closings, for the year ended December 31, 2015, the Company incurred $463,840 of loss on disposal of computer equipment, fixtures, and furniture and $265,627 of exit costs for settlement of non-cancellable leases and license obligations. The loss on disposal and exit costs are included in selling, general and administrative expenses.

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

The Grocery Acquisition was accounted for under the acquisition method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at their estimated fair values, and operating results for Ada’s Whole Food Market are included in the consolidated financial statements from the effective date of acquisition of June 1, 2016. The allocation of the purchase price is summarized as follows:

Purchase Consideration
Cash paid:	$2,910,612

Identifiable assets acquired and liabilities assumed at fair value
Property and equipment	500,225
Intangible assets - favorable lease	890,000
Intangible assets - tradenames and technology	820,000
Intangible assets - customer relationships	60,000
Intangible assets - website	4,500
Inventory	253,524
Accrued expenses	(98,951)
Net indentifiable assets acquired	$2,429,298

Total allocated to goodwill	$481,314

Goodwill arising from the transaction mainly consists of the expected operational synergies upon acquisition of the combined entity and intangibles not qualifying for separate recognition. Goodwill is not expected to be deductible for income tax purposes in the tax jurisdiction of the acquired business. The favorable lease will be amortized on a straight-line basis over its expected useful life of 15.25 years, which represents the remaining lease term. The tradename will be amortized on a straight-line basis over its expected useful life of ten years. Customer relationships will be amortized on a straight-line basis over their expected useful lives of five years. The website will be amortized on a straight-line basis over its expected useful life of three years.

The following presents the unaudited pro-forma combined results of operations of the Company with Ada’s Whole Food Market and Vaporin as if both Acquisitions occurred on January 1, 2015.

	Year Ended December 31,
	2016	2015

Retail sales, net	$6,722,052	$6,368,874
Grocery sales, net	$7,149,223	$7,601,653
Net income (loss) from continuing operations	$12,274,295	$(30,608,739)
Net income (loss) from discontinued operations	$(1,589,803)	$(6,200,598)
Net income (loss) allocable to common shareholders	$10,684,492	$(36,809,337)
Net loss per share:
Continuing operations	$(0.01)	$(6,121,748)
Discontinued operations	$(0.00)	$(1,240,119)
Net loss allocable to common shareholders	$(0.01)	$(7,361,867)
Weighted average number of shares outstanding	2,506,158,054	5

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

Sale of Wholesale Business

On July 29, 2016, the Company, entered into an Asset Purchase Agreement (the “Wholesale Business Purchase Agreement”) with VPR Brands, L.P. (the “Purchaser”) and the Purchaser’s Chief Executive Officer, Kevin Frija (the former Chief Executive Officer of the Company) pursuant to which the Company sold its wholesale inventory and the related business operations (collectively, “Wholesale Business Assets”), which previously operated at 3001 Griffin Road, Dania Beach, Florida 33312. The sale transaction was approved by the Company’s Board of Director’s on July 26, 2016 and completed on July 31, 2016. The consideration for the Wholesale Business Assets is (i) a secured, one-year promissory note in the principal amount of $370,000 (the “Acquisition Note”) bearing an interest rate of 4.5%, which payments thereunder are $10,000 monthly, with such payments commencing on October 28, 2016, with a balloon payment of the remainder of principal and interest on July 29, 2017; (ii) A secured, 36-month promissory note in the principal amount of $500,000 bearing an interest rate of prime plus 2%, resetting annually on July 29th,which payments thereunder are $14,000 per month, with such payments deferred and commencing on January 26, 2017, with subsequent installments payable on the same day of each month thereafter and in the 37th month, a balloon payment for all remaining accrued interest and principal; (iii) the assumption by the Purchaser of certain liabilities related to the Company’s wholesale operations, including but not limited to the month-to-month lease for the premises. Pursuant to the Wholesale Business Purchase Agreement, the Company shall continue to own its accounts receivable from its wholesale operations as of July 29, 2016. The Company agreed to use its commercially reasonable efforts, consistent with standard industry practice, to collect such accounts receivable, and any and all amounts so collected (i) up to $150,000 (net of any refunds) in the aggregate shall be credited against payment of the Acquisition Note; and (ii) in excess of $150,000 (up to $95,800) will be transferred to the Purchaser’s Chief Executive Officer as additional consideration for the transfer to the Company by Mr. Frija of 1,405,910,203 shares of the Company’s common stock (the “Retired Shares”) that he had acquired on the open market.

The sale of the wholesale business qualifies as discontinued operations and, accordingly, the Company has excluded results for the wholesale business operations from the Company’s continuing operations in the consolidated statements of operations for all periods presented. The following table shows the results of the Company’s wholesale operations included in the loss from discontinued operations.

	Year Ended December 31,
	2016	2015

Wholesale vapor sales, net	$3,135,158	$5,497,422

Cost of sales – vapor wholesale	2,832,564	5,842,196
Expenses – selling general and administrative	1,262,547	3,955,824
Other Expense	629,850	1,900,000
Total	4,724,961	11,698,020
Loss from discontinued operations attributable to the wholesale business	$(1,589,803)	$(6,200,598)

The major classes of assets and liabilities of discontinued operations on the balance sheet are as follow:

	December 31, 2016	December 31, 2015
Assets:
Accounts receivable	$39,493	$184,104
Due from merchant credit card processor, net	13,410	83,077
Inventories	-	583,007
Prepaid expenses and other	-	183,326
Current assets of discontinued operations	$52,903	$1,033,514
Liabilities:
Accounts payable	$-	$1,186,622
Accrued expenses	555,810	2,723,571
Customer deposits	-	92,498
Total current liabilities of discontinued operations	$555,810	$4,002,691

Note 4. INVENTORIES

Inventories are stated at average cost. If the cost of the inventories exceeds their market value, provisions are recorded to write down excess inventory to its net realizable value. The Company’s inventories consist primarily of merchandise available for resale.

	December 31, 2016	December 31, 2015
Inventories:
Vapor Business	$399,702	$946,799
Grocery Business	348,849	-
Total	$748,551	$946,799

Note 5. NOTES RECEIVABLE

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

On July 29, 2016, the Company, entered into an Asset Purchase Agreement (the “Wholesale Business Purchase Agreement”) with VPR Brands, L.P. (the “Purchaser”) and the Purchaser’s Chief Executive Officer, Kevin Frija (the former Chief Executive Officer of the Company) pursuant to which the Company sold its wholesale vapor inventory and the related business operations (collectively, “Wholesale Business Assets”), which previously operated at 3800 North 28th Way, Hollywood, Florida 33020 and to purchase 1,405,910,203 shares of the Company’s Common Stock held by Mr. Frija. The sale transaction was approved by the Company’s Board of Director’s on July 26, 2016 and completed on July 31, 2016. The consideration for the Wholesale Business Assets is (i) the transfer to the Company by Mr. Frija of 1,405,910,203 shares of the Company’s common stock that he had acquired on the open market; (ii) a secured, one-year promissory note in the principal amount of $370,000 (the “Acquisition Note”) bearing an interest rate of 4.5%, which payments thereunder are $10,000 monthly, with such payments commencing on October 28, 2016, with a balloon payment of the remainder of principal and interest on July 29, 2017; (iii) A secured, 36-month promissory note in the principal amount of $500,000 bearing an interest rate of prime plus 2%, resetting annually on July 29th,which payments thereunder are $14,000 per month, with such payments deferred and commencing on January 26, 2017, with subsequent installments payable on the same day of each month thereafter and in the 37th month, a balloon payment for all remaining accrued interest and principal; and (iv) the assumption by the Purchaser of certain liabilities related to the Company’s wholesale operations, including but not limited to the month-to-month lease for the premises. Pursuant to the Wholesale Business Purchase Agreement, the Company shall continue to collect the accounts receivable from its wholesale operations as of July 29, 2016, The Company agreed to use its commercially reasonable efforts, consistent with standard industry practice, to collect such accounts receivable, and any and all amounts so collected (i) up to $150,000 (net of any refunds) in the aggregate shall be credited against payment of the Acquisition Note; and (ii) in excess of $150,000 (up to $95,800) will be transferred to the Purchaser’s Chief Executive Officer. The Company records all proceeds related to both notes as income from discontinued operations as proceeds are received. The Company incurred costs to buy back it shares of its Common Stock in conjunction with the sale of its wholesale vapor business. The costs include approximately $43,000 of discounts on the notes receivable to related party, that were issued at below market rates, and $35,000 of professional fees. These costs were recorded as incurred as selling general and administrative expense, a component of the loss from discontinued operations.

Note 6. PROPERTY & EQUIPMENT and CAPITAL LEASE OBLIGATIONS

Property and equipment consists of the following:

	Year Ended December 31,
	2016	2015

Appliances	$41,771	$-
Computer hardware & equipment	139,312	160,278
Furniture and fixtures	242,005	243,380
Machinery	92,825	-
Displays	302,700	-
Warehouse equipment	20,872	20,872
Leasehold improvements	20,647	111,502
Signage	72,192	86,069
	932,324	622,101
Less: accumulated depreciation and amortization	(293,398)	(211,824)
Total property and equipment	$638,926	$410,277

During the years ended December 31, 2016 and 2015, the Company incurred $193,562 and $239,335, respectively, of depreciation expense.

As a result of the Company’s wholly owned subsidiary Healthy Choice Markets Inc., entering into a Business Sale Agreement with Ada’s Whole Food Market LLC (the “Seller”), the Company recorded favorable operating lease intangible asset of $890,000. The remaining life of said asset is 15 years and is being amortized on a straight line basis. Total accumulated amortization for the year ended December 31, 2016 was $33,859. Favorable lease terms, net of accumulated amortization, is reflected in other long-term assets on the consolidated balance sheet.

Capital Lease Obligations

On October 1, 2014, the Company entered into a capital lease obligation in connection with the acquisition of equipment software and licenses for its retail kiosk locations in the principal amount of $179,359. Annual interest on the capital lease obligation is 15.8% and borrowings are to be repaid over 36 months maturing on October 17, 2017. During the year ended December 31, 2016, the Company incurred interest expense associated with the capital lease obligation of $14,614. A portion of the retail kiosk equipment was returned to the vendor, the capital lease obligation was adjusted, and the net book value of the equipment and software licenses was written off at a loss of $124,555 for the year ended December 31, 2015. Depreciation expense of $44,840 was incurred during the year ended December 31, 2015 for equipment held under capital lease obligations.

Future minimum lease payments under non-cancelable capital leases that have initial or remaining term in excess of one year as of December 31, 2016, are $60,010 which consist of $53,054 in principle, $3,560 in interest and $3,396 in taxes

Note 7. GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the premium paid over the fair value of the intangible and net tangible assets acquired in the Merger and other retail business acquisitions. The Company assesses the carrying value of its goodwill on at least an annual basis. At December 31, 2016, management assessed relevant events and circumstances in evaluating whether it was more likely than not that its fair values were less than the respective carrying amounts of the acquired subsidiaries pursuant to ASC 350, “Intangibles, Goodwill and Other”. The Company then evaluated the carrying value of its goodwill by estimating the fair value of its consolidated business operations through the use of discounted cash flow models, which required management to make significant judgments as to the estimated future cash flows. The ceased retail store expansion plan and potential reduction in revenue resulting from pending regulations adversely impacted the Company’s projected cash flows and profits. Accordingly, the Company’s goodwill was evaluated for impairment. As a result of such analysis, the Company concluded that goodwill related to the retail business was impaired for the years ended December 31, 2016 and 2015.

The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 are as follows:

	December 31, 2016	December 31, 2015
Beginning balance	$3,177,017	$-
Goodwill from Merger	-	15,654,484
Goodwill from acquired retail businesses	-	1,977,533
Goodwill from acquired grocery business	481,314	-
Impairment of goodwill-retail business	(3,177,017)	(14,455,000)
Ending balance	$481,314	$3,177,017

The Company’s amortizable intangible assets consist of the trade names and technology, customer relationships, and website that were capitalized in connection with the completion of the Merger and retail store business acquisitions; it also includes a favorable lease acquired with the Ada’s Whole Foods acquisition. Trade names and technology are amortized on a straight-line basis over their useful life of ten years. Customer relationships are amortized on a straight-line basis over their useful lives of five years, the website is amortized on a straight-line basis over its estimated useful life of three years and the favorable lease is amortized on a straight-line basis based on the lease terms.

The Company records an impairment charge on its intangible assets if it determines that their carrying value may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted cash flows resulting from the use of the asset and its eventual disposition. When the Company determines that the carrying value of its intangible assets may not be recoverable, the Company measures the potential impairment based on a projected discounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in its current business model. An impairment loss is recognized only if the carrying amount of the intangible assets exceeds its estimated fair value. An impairment charge is recorded to reduce the pre-impairment carrying amount of the intangible assets to their estimated fair value. Determining the fair value is highly judgmental in nature and requires the use of significant estimates and assumptions considered to be Level 3 fair value inputs, including anticipated future revenue opportunities, operating margins, and discount rates, among others. The estimated fair value of the intangible assets was determined based on the income approach, as it was deemed to be most indicative of the Company’s fair value in an orderly transaction between market participants. Upon completion of the analysis as of December 31, 2016 and 2015, the Company determined that certain intangible assets were impaired. Accordingly, the Company recorded an impairment charge of $778,345 and $948,833 during the years ended December 31, 2016 and 2015, respectively. The changes in the carrying amount of intangible assets for the years ended December 31, 2016 and 2015 are as follows:

	Favorable Lease	Trade Names and Technology	Customer Relationships	Assembled Workforce	Website	Total
Beginning balance, January 1, 2015	$-	$-	$-	$-	$-	$-
Additions from Merger	-	1,500,000	488,274	92,326	-	2,080,600
Additions from acquisitions	-	20,000	-	-	-	20,000
Impairment	-	(465,000)	(406,895)	(76,938)	-	(948,833)
	-	1,055,000	81,379	15,388	-	1,151,767
Accumulated amortization	-	(126,000)	(81,379)	(15,388)	-	(222,767)
Ending balance, December 31, 2015	$-	$929,000	$-	$-	$-	$929,000
Additions from acquired grocery business	890,000	845,000	60,000	-	4,500	1,799,500
Sale of tradename	-	(100,000)	-	-	-	(100,000)
Impairment	-	(778,345)	-	-	-	(778,345)
Accumulated amortization	(33,859)	(139,092)	(7,000)	-	(875)	(180,826)
Ending balance, December 31, 2016	$856,141	$756,563	$53,000	$-	$3,625	$1,669,329

The weighted-average remaining amortization period of the Company’s amortizable intangible assets is approximately 30.44 years as of December 31, 2016. The estimated future amortization of the intangible assets is as follows:

For the years ending December 31,
	$
2017		222,793
2018		222,793
2019		221,918
2020		221,293
2021		196,794
Thereafter		583,738
Total		$1,669,329

Note 8. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	For the Year Ended December 31,
	2016	2015
Accrued Board of Directors	$29,000	$-
Accrued Loyalty and Gift Cards	85,274	-
Accrued severance	37,440	51,145
Accrued payroll and related employee expenses	229,768	124,186
Accrued Delaware Franchise Tax	121,617	-
Accrued Litigation and Settlements	70,872	-
Accrued legal and professional fees	131,833	-
Accrued retail store hold back payments from acquisitions	-	860,000
Other accrued liabilities	73,872	190,301
Total	$779,676	$1,225,632

Note 9. NOTES PAYABLE

$567,000 Convertible Notes Payable

In 2015, Vaporin entered into a Securities Purchase Agreement with certain accredited investors providing for the sale of $567,000 of Vaporin’s Convertible Notes (the “Vaporin Notes”). The Vaporin Notes accrued interest on the outstanding principal at an annual rate of 10%. The principal and accrued interest on the Notes were due and payable between January 20, 2016 and January 23, 2016. The Vaporin Notes were assumed by the Company upon the closing of the Merger on March 4, 2015, at which time a debt discount of $54,623 was calculated. During the year ended December 31, 2015, the Company recorded contractual interest expense of $29,853. The Company amortized $28,859 of deferred debt discount, during year ended December 31, 2015 which is included in amortization of deferred debt discount on the consolidated statements of operations. As of December 31, 2015, the Vaporin Notes were repaid in full, including $567,000 in principal and $29,853 interest, and the Company recorded $25,764 of extinguishment loss.

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

$1,000,000 Note Payable to a Related Party

On December 8, 2014, Emagine entered into a Secured Line of Credit Agreement (the “Agreement”), effective as of December 1, 2014, with one affiliated stockholder of the Company and two unaffiliated investors (the “Lenders”). The funds were used to purchase and/or open Vape Stores similar to those operated by the Company. In connection with the completion of the Merger on March 4, 2015, Emagine became a wholly-owned subsidiary of the Company, and the debt was assumed by the Company. For the year ended December 31, 2015, the company recorded $60,285 of interest expense. On August 3, 2015, the Secured Line of Credit Agreement was repaid in full, including $1,000,000 in principal and $80,548 interest.

$1,250,000 Senior Convertible Notes Payable to Related Parties

On November 14, 2014, the Company entered into securities purchase agreements with certain accredited investors who are also stockholders of Vaporin providing for the sale of $1,250,000 in aggregate principal amount of the Company’s senior convertible notes

(the “$1,250,000 Senior Convertible Notes”) and common stock purchase warrants to purchase up to an aggregate of 0.1624 shares of the Company’s common stock with an exercise price of $14,000,000 per share. The $1,250,000 Senior Convertible Notes accrued interest on the outstanding principal at an annual rate of 7% per annum. The principal and accrued interest on the Notes were due and payable on November 14, 2015, the maturity date of the Notes.

The Notes were convertible into shares of the Company’s common stock at any time, in whole or in part, at the option of the holder thereof at a conversion price of $7,700,000 per share (the “Conversion Price”).

In connection with the sale and issuance of the $1,250,000 Senior Convertible Notes, the Company also issued warrants to acquire an aggregate of 0.1624 shares of the Company’s common stock. The Warrants are exercisable after 180 days from the date of issuance, or May 14, 2015, until the fifth anniversary of such date of issuance at an exercise price of $14,000,000 per share (subject to certain customary adjustments upon the occurrence of certain events, including but not limited to stock dividends, stock splits, subsequent rights offerings of the Company, pro rata distributions of the Company, and in connection with a Fundamental Transaction. Palladium Capital Advisors, LLC acted as the exclusive placement agent for the $1,250,000 Senior Convertible Notes and, as compensation therefor, the Company paid Palladium Capital Advisors, LLC a placement agent fee of $62,500, included as part of financing fees described above, and issued to them a common stock warrant to purchase up to 0.008 shares of our common stock at an initial exercise price of $14,000,000 per share. The warrant is immediately exercisable and expires on November 14, 2019. The exercise price and number of shares of common stock issuable under the warrant are subject to customary anti-dilutive adjustments for stock splits, stock dividends, recapitalizations and similar transactions. At any time, the warrant may be exercised by means of a “cashless exercise” and the Company will not receive any proceeds at such time.

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

As of December 31, 2015, the $1,250,000 Senior Convertible Notes were repaid in full, including $1,250,000 in principal and $62,549 of interest, and the Company recorded an extinguishment loss of $548,130. During the year ended December 31, 2015, the Company amortized $81,473 of deferred financing costs associated with the $1,250,000 Senior Convertible Notes. For the year ended December 31, 2015, the Company recorded $230,891 of interest expense and amortization expense of $729,167.

$1,750,000 Convertible Debenture

On June 25, 2015, the Company received gross proceeds of $1,662,500 in connection with entering into a Securities Purchase Agreement, dated as of June 22, 2015, with certain purchasers in exchange for the issuance of convertible notes with a face value of $1,750,000 (the “Debentures”), interest accrued at 10% per annum and a final maturity date of December 22, 2015 (see Note 14- Certain Relationships and Related Party Transactions – for details on related party purchasers). The $87,500 (or 5%) original issue discount was recorded as a debt discount by the Company on the date the Debentures were issued and $19,542 was amortized using the effective interest method over the life of the Debentures during the year ended December 31, 2015, which is included in amortization of debt discounts on the consolidated statements of operations. Amounts of principal and accrued interest under the Debentures were convertible into common stock of the Company at a price per share of $3,500,000. The conversion feature embedded within the Debentures was determined to be a derivative instrument as the exercise price may be lowered if the Company issues securities at a lower price in the future (see Note 11). The aggregate fair value of the embedded conversion feature was $248,359, which was recorded as a derivative liability and a debt discount on the consolidated balance sheet on the date the Debentures were issued. The Company amortized the debt discount using the effective interest method over the life of the Debentures. During the year ended December 31, 2015, the Company recorded $459,144 of interest expense (inclusive of prepayment premiums) and amortized $55,467 of the deferred debt discount.

The Company incurred aggregate cash offering costs associated with the issuance of the Debentures of $196,250. Net proceeds to the Company from sale of the Debentures, after payment of commissions and legal fees of the lead investor, were $1,466,250. For acting as placement agent in the offering of the Debentures, the Company paid Chardan Capital Management, LLC (the “Placement Agent”) a fee equal to 10% of the gross proceeds from the sale of the Debentures, and issued the Placement Agent 1,000 five-year warrants exercisable at $3,500,000 per share. The value of the warrants granted to the placement agent of $87,779 was recorded as deferred financing costs on the Company’s consolidated balance sheet that was amortized over the term of the Debentures. During the year ended December 31, 2015, the Company amortized $63,430 of deferred financing costs associated with the Debentures.

As of December 31, 2015, the Debentures were paid in full, including $1,750,000 in principal and $459,144 of interest and prepayment premiums, and the Company recorded a $923,275 loss on debt extinguishment.

$1,000,000 Term Loan

On September 23, 2014, the Company entered into a $1,000,000 term loan (the “Term Loan”) with Entrepreneur Growth Capital, LLC (the “Lender”) secured by a promissory note (the “Secured Note”) and a security interest in substantially all of the Company’s assets. Under the Secured Note, the principal amount of the Term Loan was payable in twelve successive monthly installments of $83,333. The Term Loan bore interest at 14% per year, payable in arrears. The Company used the proceeds of the Term Loan for general working capital purposes. The Company’s Chief Executive Officer and former executive officers personally guaranteed performance of certain of the Company’s obligations under the Term Agreement. During the year ended December 31, 2015, the Company incurred $45,092 of interest expense. The Term Loan was repaid in full on September 1, 2015.

Note 10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its Florida office and warehouse facilities under a three-year lease. The lease provides for annual rental payments including taxes of $95,000 per year.

During the year ended December 31, 2015, the Company closed eight kiosks. The Company settled the lease commitment with the landlords on all leases with payments totaling $229,536. The landlords also kept the deposits on these leases in the amount of $23,500. These amounts were recorded in selling, general and administrative expenses for a total amount of $265,627 during the year ended December 31, 2015.

During the year ended December 31, 2015, the Company settled the lease commitment with the landlord of the retail store located in Ft. Lauderdale, FL. with a single payment of $45,000. The landlord also kept the deposit on these leases in the amount of $8,309. Therefore, the Company incurred lease costs in the total amount of $53,309 included in selling, general and administrative expenses, during the year ended December 31, 2015.

During the year ending 2016, the Company closed seven of its retail Vape Stores. The majority of the Vape stores closed were in the Orlando, Florida area and the others were in Georgia. The cost incurred with the closing of these stores amounted to $308.965. The landlords kept the deposits and the store closure cost was recorded in selling, general and administrative expenses during the year ended December 31, 2016

Future minimum lease payments under non-cancelable operating leases that have initial or remaining terms in excess of one year at December 31, 2016 are due as follows:

2017	$702,791
2018	574,794
2019	410,880
2020	307,472
2021	128,113
Thereafter	-
Total	$2,124,050

Rent expense for the year ended December 31, 2016 and 2015 was $777,310 and $807,857, respectively, is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

Employment Agreements

In December 2016, Gina Hicks resigned from her position as the Chief Financial Officer of the Company and in December 2016, the Company appointed John A. Ollet to serve as the Company’s new Chief Financial Officer.

On December 12, 2016, the Company entered into a three-year employment agreement with John Ollet. Mr. Ollet’s initial base salary shall be $180,000, $190,000 and $200,000 in years one, two and three, respectively. Mr. Ollet shall be eligible to receive a one-time sign-on bonus of $5,500. Mr. Ollet shall also be entitled to bonuses and other incentives at the discretion of the Company, based in part on Mr. Ollet’s performance.

Gina Hicks received severance compensation and accrued vacation in the total amount of $46,154, which is divided into equal weekly payments that ends on March 7, 2017. As of December 31, 2016, $37,440 of accrued severance was included in accrued expenses on the consolidated balance sheet.

On September 10, 2015, the Board of Directors approved the decision to replace Mr. James Martin, the Company’s former Chief Financial Officer, with Ms. Gina Hicks. Mr. Martin received severance compensation and accrued vacation in the total amount of $87,500, which is divided into equal weekly payments that end on March 11, 2016. As of December 31, 2015, $33,642 of accrued severance was included in accrued expenses on the consolidated balance sheet. The final payments for Jim Martin’s severance pay was paid in the first quarter of 2016.

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

Effective April 25, 2014, Kevin Frija resigned as the Company’s Chief Executive Officer and the Company’s Board of Directors appointed the Company’s President and incumbent member of the Board, Jeffrey Holman, as the Company’s new Chief Executive Officer. In connection with Mr. Frija’ s resignation as Chief Executive Officer, the Board approved severance payments to Mr. Frija in an aggregate amount equal to one year of base salary at the rate of $159,000 per annum payable in installments in accordance with the Company’s normal payroll schedule conditioned upon his execution and delivery of a general release to the Company, and his compliance with the non-solicitation, confidentiality and non-competition covenants of his Employment Agreement dated February 27, 2012 with the Company until April 24, 2015 in certain respects and indefinitely in other respects. During the year ended December 31, 2014 the Company accrued severance expense in the amount of $167,003, which is included as part of the selling, general and administrative expenses in accompanying consolidated statements of operations in connection with Mr. Frija’ s resignation. During the year ended December 31, 2015 $77,028 was paid to Mr. Frija. The last payment to Mr. Frija was in April 2015.

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of our business. With respect to legal costs, we record such costs as incurred.

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

Effective December 16, 2015, the Company entered into a confidential Settlement Agreement and a non-exclusive royalty-bearing confidential Global License Agreement (“License Agreement”) with Fontem Ventures B.V. (“Fontem”) resulting in the dismissal of all of the aforementioned patent infringement cases by Fontem against the Company. The estimated settlement fee of approximately $1.7 million was included in selling, general and administrative expenses and in accrued expense at December 31, 2015. On January 15, 2016, the Company made a payment of $1.7 million under the terms of the Settlement and License Agreements. In connection with the License Agreement, Fontem granted the Company a non-exclusive license to certain of its products. As consideration, the Company will make quarterly license and royalty payments to Fontem based on the sale of qualifying products as defined in the License Agreement. The term of the License Agreement will continue until all of the patents on the products subject to the agreement are no longer enforceable. During the year ended December 31, 2016 and 2015, the Company recorded $117,525 and $1,225,632 of accrued expense, respectively. As of December 31, 2016, the Company has made royalty payments in the amount of $1,829,242.

California Center for Environment Health Matters

On June 22, 2015, the Center for Environment Health, as plaintiff, filed suit against a number of defendants including the Company, its wholly-owned subsidiary, the Vape Store, Inc., Vaporin and another wholly-owned subsidiary, Vaporin Florida, Inc. The lawsuit was filed in the Superior Court of the State of California, County of Alameda. The suit seeks relief under California Proposition 65 which makes it unlawful for businesses to knowingly and intentionally expose individuals in California to chemicals known to cause birth defects or other harm without providing clear and reasonable warnings. All of the defendants are alleged to have sold products containing significant quantities of nicotine without warnings in violation of Proposition 65. On April 6, 2016, the Company and the plaintiff entered into a settlement agreement, which required the Company to (1) make a payment of $45,000 and (2) comply with enhanced product labeling requirements within a set implementation period as defined in the consent judgment. The settlement cost was included in selling, general and administrative expenses and accrued expenses at December 31, 2015.

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

Other Matters

On March 2, 2016, Hudson Bay Master Fund Ltd. (“HB”), filed an action against the Company in the Supreme Court of the State of New York, County of New York, captioned Hudson Bay Master Fund Ltd. versus Vapor Corp., Index No. 651094/2016. This action alleged that the Company failed to timely effect exercises of its Series A Warrants delivered by the plaintiff and sought damages of $339,810. On May 10, 2016, solely to avoid the costs, risks and uncertainties inherent in litigation, the Company entered into a settlement agreement with respect to all claims included in the action by HB (the “HB Settlement”). The HB Settlement provided, among other things, that the parties would enter into and file a stipulation of discontinuance that provides for the dismissal of the action against the Company (the “HB Stipulation”). This action by HB was dismissed with prejudice.

On June 2, 2016, four Series A Warrant holders, filed an action against the Company in the Supreme Court of the State of New York, County of New York, captioned Empery Asset Master, LTD, Empery Tax Efficient, LP, Empery Tax Efficient II, LP and Intracoastal Capital, LLC versus Vapor Corp., Index No. 652950/2016. This action alleged that the Company failed to timely effect exercises of its Series A Warrants delivered by the plaintiffs and sought aggregate damages of approximately $603,000. Between June 17, 2016 and June 22, 2016, solely to avoid the costs, risks and uncertainties inherent in litigation, the Company entered into settlement agreements with respect to all claims included in the Complaints (the “Settlements”). The Settlements provide, among other things, that the parties would enter into and file a stipulation of discontinuance that provides for the dismissal of the Complaint (the “Stipulation”), and the holders would surrender the balance of their Series A Warrant upon receipt of settlement payments. These actions were dismissed with prejudice.

Purchase Commitments

At December 31, 2016 and 2015, the Company had vendor deposits of $7,000 and $127,609, respectively, and which are included as a component of prepaid expenses and vendor deposits on the consolidated balance sheets included herewith.

Note 11. STOCKHOLDERS’ EQUITY (DEFICIT)

Amendments to Certificate of Incorporation

On July 7, 2015, the Company filed an amendment to its Certificate of Incorporation to effectuate a one-for-five reverse stock split to its Common Stock. On February 1, 2016, the Company filed an amendment to its Certificate of Incorporation to increase its authorized Common Stock to 5,000,000,000, and change the par value to $0.0001. On March 4, 2016, the Company filed an amendment to its Certificate of Incorporation to effectuate a one-for-seventy reverse stock split to its Common Stock. On June 1, 2016, the Company filed an amendment to its Certificate of Incorporation to effectuate a one-for-twenty thousand reverse stock split to its Common Stock. On August 4, 2016, the Company filed an amendment to its Amended and Restated Certificate of Incorporation to increase the number of shares of the authorized common stock from 5,000,000,000 to 750,000,000,000. Each share entitles the holder to one vote.

All warrant, convertible preferred stock, option, common stock shares and per share information included in these consolidated financial statements gives retroactive effect to the aforementioned reverse splits of the Company’s common stock.

Equity Plans

On July 7, 2015, the stockholders approved the 2015 Equity Incentive Plan (the “2015 Plan”), which is a broad-based plan and awards granted may be restricted stock, restricted stock units, options and stock appreciation rights. On November 21, 2016, the 2015 Plan was amended to increase the number of shares of common stock available for grants to 100,000,000,000. The 2015 Plan had 94,998,999,996 shares of common stock available for grant as of December 31, 2016.

The Company’s 2009 Equity Incentive Plan (the “2009 Plan”) was duly adopted by the stockholders on November 24, 2009. The 2009 Plan provides for the granting of incentive stock options to employees, the granting of non-qualified stock options to employees, non-employee directors and consultants, and the granting of restricted stock to employees, non-employee directors and consultants in connection with their retention and/or continued employment by the Company. Options issued under the 2009 Plan generally have a ten-year term and generally become exercisable over a four-year period. Shares subject to awards that expire unexercised or are forfeited or terminated will again become available for issuance under the 2009 Plan. No participant in the 2009 Plan can receive option grants and/or restricted shares for more than 20% of the total shares subject to the 2009 Plan. The 2009 Plan had no shares of common stock available for grant as of December 31, 2016.

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

Series A Unit Public Offering

On July 29, 2015, the Company closed a public offering of Units for gross proceeds of approximately $41.4 million and net proceeds of approximately $38.7 million. On January 25, 2016, the Units automatically separated into an aggregate of 0.672 shares of Series A.

Preferred Stock, which were convertible in to an aggregate of 27 shares of common stock, and five-year Series A Warrants, exercisable into 54 shares of common stock. Except in the event of a “cashless exercise” as described below, each Series A Warrant is exercisable into one share of common stock at an exercise price of $1,736,000 per share and expires on July 23, 2020. See the Warrants section of this footnote for details related to 2016 warrant activity.

The Series A Preferred Stock (a) ranks equal to the common stock on an as converted basis with regard to the payment of dividends or upon liquidation; (b) automatically converts into common stock upon the consummation of a Fundamental Transaction, as defined; (c) has no voting rights, except related to the amendment of the terms of the Series A preferred stock; and (d) has conversion limits whereby the holder may not beneficially own in excess of 4.99% of the common stock. Through December 31, 2016, 0.630 shares of Series A Preferred Stock were converted and the Company issued 26 shares of common stock to settle these conversions, leaving 0.042 shares of Series A Preferred Stock outstanding.

The Series A warrants were originally determined to be derivative liabilities because there is a potential cash settlement provision which isn’t under the Company’s control (see Note 12). Utilizing a Monte Carlo valuation method, the issuance date value of the Series A warrant liabilities was calculated to be $79.4 million. Since the value of the Series A warrant liabilities exceeded the gross proceeds from the public offering, the Company recorded a $38.1 million deemed dividend on the preferred stock. Each Series A warrant may be exercised on a cashless basis for the Black Scholes value defined in the warrant agreement. The number of shares of common stock that the Company will issue in connection with the exercise of the Series A warrants is primarily based on the closing bid price of the common stock two days prior to the date of the exercise. If (a) all of the warrants were exercised simultaneously when the Company’s common stock traded below a certain price per share, or (b) the Company does not continue to meet certain Equity Conditions (as defined), the Company may not have sufficient authorized common stock and could be required to use cash to pay warrant holders.

In connection with the closing of this offering, the Company incurred $4,779,003 of issuance costs, including cash underwriting fees of $2,722,687, other cash costs of approximately $503,898, and the issuance date value of $1,552,418 (utilizing the Black-Scholes-Merton valuation model) of the underwriter’s five-year Series A unit purchase option, which gives the underwriter the option to purchase 0.034 shares of Series A Convertible Preferred Stock, which were convertible into 1 share of common stock, plus Series A Warrants, which would be currently exercisable into an aggregate of approximately 40,813,223,000 shares of common stock. The shares issuable upon the exercise of the Series A Warrants are calculated (1) using a Black Scholes Value of $1,519,297 per share and a closing stock bid price of $0.0001 per share and (2) assuming the Company delivers only common stock upon exercise of the Series A Warrants and not cash payments as permitted under the terms of the Series A Warrants. All of the issuance costs were allocated to the Series A warrant liabilities because no carrying value was attributed to the Series A preferred stock and, as a result, the issuance costs were expensed immediately.

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

Common Stock

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

Under the terms of the Consulting Agreement, the Company issued to Mr. Kavanaugh 0.057 shares of its common stock, of which 0.007 shares vested immediately while the remaining 0.050 shares vest in installments of 0.007 shares per quarterly period beginning on the 90th day following February 3, 2014 and each ensuing quarterly period thereafter so long as the Consulting Agreement has not been terminated and during each quarterly period Knight Global has presented the Company with a minimum of six (6) bona fide opportunities for activities specified in the Consulting Agreement that are intended to increase awareness of the Company’s electronic cigarettes. In addition, during the term of the Consulting Agreement, which is 2 years, and during an 18-month post-termination period, the Company has agreed to pay Knight Global commissions payable in cash equal to 6% of “net sales” (as defined in the Consulting Agreement) of its products to retailers introduced by Knight Global and to retailers with which the Company has existing relationships and with which Knight Global is able, based on its verifiable efforts, to increase net sales of the Company’s products.

The grant date fair value of the common shares issued on February 3, 2014 was $3,080,000 based on closing price per share of the Company’s common stock, as reported on the OTC Bulletin Board, on February 3, 2014. On January 24, 2015, the Company and Knight Global mutually agreed to terminate the Consulting Agreement as it was in the best interests of both parties to do so. As a result of such termination, the Company cancelled 0.021 shares that were not vested that had been previously issued to Mr. Kavanaugh. In addition, on January 24, 2015, the Company received notice from Ryan Kavanaugh, a director of the Company that he had resigned from the Company’s board of directors, effective immediately.

 During the year ended December 31, 2015, the Company recognized Knight Global stock-based compensation of $1,602,933, which was included in selling, general and administrative expense.

Private Placement of Common Stock

In connection with the Merger, on March 3, 2015, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors providing for the sale 0.490 shares of the Company’s common stock for aggregate gross proceeds of $3,500,960. The Company also issued five-year Warrants to purchasers of the shares to acquire an aggregate of 0.392 shares of the Company’s common stock with an exercise price of $8,960,000 per share. The Warrants were deemed to be derivative liabilities due to a potential cash settlement provision which is not in the Company’s control and as a result, the issuance date fair value of $2,494,639 was recorded as a derivative liability. The shares and Warrants were issued and sold through an exempt private security offering to certain accredited investors. The Company incurred aggregate offering costs of $559,000 in connection with the private placement, of which $350,000 was paid to Palladium Capital Advisors, the Company’s placement agent. The initial Form S-3 was filed on April 17, 2015 and was declared effective by the SEC on June 5, 2015, thus meeting the requirements of the Purchase Agreement.

Shares Issued in Connection with Waiver Agreements

On June 19, 2015, the Company entered into agreements (the “Waivers”), with certain investors in each of its private placement offerings under the Securities Purchase Agreement dated March 3, 2015 (the “2015 Agreement”) and the Securities Purchase Agreement dated November 14, 2014 (the “2014 Agreement,” and with the 2015 Agreement, the “Agreements”). Under the terms of the Waivers, the signatories thereto (the “Prior Investors”) agreed to amend the Agreements and waive or modify certain terms thereunder, including certain restrictions on the completion of subsequent securities offerings by the Company. In exchange, the Company agreed to issue the Prior Investors a total of 0.463 shares of common stock (including 0.101 shares issued to the lead investor under each of the Agreements in its capacity as lead investor) and 0.426 five-year warrants exercisable at $3,535,000 per share. The grant date fair value of the common stock and warrants issued with the Waivers was $1,328,196 and $1,086,354, respectively, and was recorded in other expenses on the consolidated statement of operations for the year ended December 31, 2015.

The warrants issued in connection with the Waivers were determined to be derivative instruments because (a) their exercise prices may be lowered if the Company issues securities at a lower price in the future; and (b) there is a potential cash settlement provision which is not in the Company’s control (see Note 12). The aggregate fair value of the warrants was $1,086,354 and was recorded as a derivative liability on the consolidated balance sheet on the date the warrants were issued. The Waivers also resulted in the equity warrants issued pursuant to the 2014 Agreement having their exercise priced adjusted from $14,000,000 to $1,540,000 per share.  The Company recognized a 2015 charge of $36,432 for the incremental value of the modified warrants as compared to the original warrants.

In the event that, prior to November 14, 2015, the Company issued shares of common stock, or securities convertible into common stock, at an effective price per share of less than $3,780,000, the Prior Investors were entitled to the issuance of additional shares (the “Additional Shares”), the exact amount of which depended on the effective price per share of such subsequent issuance. The Company could not issue any Additional Shares of common stock requiring stockholder approval under the Rules of the Nasdaq Stock Market without receipt of such approval.

Subsequently the Company issued shares of common stock in connection with a registered public offering on July 29, 2015. This effectively triggered the need to issue Additional Shares that were calculated by the Company as 1.855 common shares. Pursuant to the Rules of the Nasdaq Stock Market, the Company needed to seek stockholder approval before issuing 1.285 of these shares and such approval was obtained on October 16, 2015. The Company recognized a 2015 charge of $1,297,081 in connection with the issuance of the Additional Shares.

Warrants

Through December 31, 2016, Series A Warrants to purchase 4 shares of common stock have been exercised through the cashless exercise provision in the Series A Warrants, resulting in the issuance of 15,619,771,347 shares of the Company’s common stock. In addition, Series A Warrants to purchase 8 shares of common stock were repurchased, which could have resulted in the issuance of approximately 116,704,766,499 shares of the Company’s common stock if such Series A Warrants had not been repurchased as of the date of this report. As of December 31, 2016, Series A Warrants to purchase 42 shares of common stock remained outstanding, they have a remaining weighted average term of 3.6 years and they currently have the potential to result in the issuance of approximately 634,754,364,551 shares of common stock. The shares issuable upon the exercise of the Series A Warrants are calculated (1) using a Black Scholes Value of $1,519,297 per share and a closing stock bid price of $0.0001 per share and (2) assuming the Company delivers only common stock upon exercise of the Series A Warrants and not cash payments as permitted under the terms of the Series A Warrants. See Note 16 – Subsequent Events for details related to the January 2017 repurchase of Series A Warrants via a tender offer.

Holders (the “Holders”) of approximately 90% of the Series A Warrants are subject to the Amended and Restated Standstill Agreements (the “Standstill Agreements). These Standstill Agreements permit the Holders to effect a “cashless” exercise of the Series A Warrants only on dates when the closing bid price used to determine the “net number” of shares to be issued upon exercise is at or above $0.0001 per share. Pursuant to the terms of the Standstill Agreements, the Holders agreed in certain circumstance to receive only common stock (and not cash) pursuant to such cashless exercise pursuant to Section 1(d) of their Series A Warrants. Those circumstances include if the Company is deemed not to meet the “Equity Conditions” of the Series A Warrants because of the failure of the Company common stock to be listed or quoted on an eligible national securities exchange.

A summary of warrant activity for the years ended December 31, 2016 and 2015 is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Warrants	Price	Term (Yrs)	Value
Outstanding at January 1, 2015	-	$14,083,400
Warrants granted	54	1,803,600
Warrants exercised	-	-
Warrants assumed in Merger	-	36,711,600
Warrants forfeited or expired	-	-
Outstanding at December 31, 2015	54	$1,736,000
Warrants granted	-	-
Warrants exercised	(5)	1,736,000
Warrants repurchased	(7)	1,736,000
Warrants forfeited or expired	-	-
Outstanding at December 31, 2016	42	$1,736,000	3.6	$-

Exercisable at December 31, 2016	42	$1,736,000	3.6	$-

See Note 12 – Fair Value Measurements for additional details related to the Series A Warrants that were exchanged

Compensatory Common Stock Summary

During the years ended December 31, 2016 and 2015, the Company recognized stock-based compensation expense related to compensatory Common Stock in the amount of $75,000 and $582,000, respectively. Stock-based compensation expense is included as part of selling, general and administrative expense in the accompanying consolidated statements of operations.

A summary of compensatory common stock activity for the years ended December 31, 2016 and 2015 is presented below:

		Weighted
		Average
		Issuance Date	Total
	Number	Fair Value	Issuance Date
	of Shares	per share	Fair Value
Non-vested, January 1, 2015	0.0	$53,900,000	$1,540,000
Granted	0.3	7,336,843	2,439,736
Vested	(0.3)	8,385,754	(2,668,736)
Forfeited	(0.0)	47,240,000	(1,181,000)
Non-vested, December 31, 2015	-	$7,280,000	$130,000
Granted	-	-	-
Vested	(0.0)	7,280,000	(130,000)
Forfeited	-	-	-
Non-vested, December 31, 2016	-	$-	$-

Stock Options

During December 2016, the Company granted options for the purchase of 5,001,000,004 shares of its common stock to employees, at an aggregate grant date value of $500,100 or $0.0001 per option share.

The fair value of employee stock options was estimated using the following Black-Scholes assumptions:

	For the Year Ended
	December 31,
	2016	2015
Expected term (years)	5 - 6 years	n/a
Risk free interest rate	1.98% - 2.03%	n/a
Dividend yield	0%	n/a
Volatility	428.10%	n/a

A summary of option activity during the years ended December 31, 2016 and 2015 is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term (Yrs)	Value

Outstanding, January 1, 2015	0.192	$5,101,040
Options granted	-
Options replaced in merger	0.003	$7,860,000
Options exercised	-
Options forfeited or expired	(0.167)	$4,618,600
Outstanding, December 31, 2015	0.028	$5,101,040
Options granted	5,001,000,004.000	0.0001
Options replaced in merger	-
Options exercised	-
Options forfeited or expired	(0.017)	11,625,400
Outstanding, December 31, 2016	5,001,000,004.011	$0.0001	10.0	$-

Exercisable at December 31, 2016	0.011	$20,505,301	4.80	$-

The following table presents additional information related to options as of December 31, 2016:

	Options Outstanding		Options Exercisable
	Weighted		Weighted	Weighted
Range of	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Options	Price	In Years	Options
$0.0001	$0.0001	5,001,000,004.000	$-	-	-
$7,000,000-$13,999,800	$8,380,200	0.006	$8,380,200	5.6	0.006
$14,000,000	$14,000,000	0.002	$14,000,000	2.5	0.002
$30,449,800-$67,410,000	$45,000,600	0.003	$45,000,600	4.4	0.003
		5,001,000,004.011		4.8	0.011

During the years ended December 31, 2016 and 2015, the Company recognized stock-based compensation expense of $13,636 and $288, respectively, in connection with the amortization of stock options, net of recovery of stock-based charges for forfeited stock options. Stock-based compensation expense is included as part of selling, general and administrative expense in the accompanying consolidated statements of operations. There were no options granted during the year ended December 31, 2015. The weighted average grant date fair value of options granted during the year ended December 31, 2016 was $0.0001 per share.

At December 31, 2016, the amount of unamortized stock-based compensation expense on unvested stock options granted to employees, directors and consultants was $486,464 which will be amortized over a weighted average period of 1.7 years.

Income (Loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon (a) the exercise of stock options (using the treasury stock method); (b) the conversion of Series A convertible preferred stock; (c) the exercise of warrants (using the if-converted method); (d) the vesting of restricted stock units; and (e) the conversion of convertible notes payable. Diluted income (loss) per share excludes the potential common shares, as their effect is antidilutive. The following table summarizes the Company’s securities that have been excluded from the calculation of basic and dilutive income (loss) per share as their effect would be anti-dilutive:

	December 31,
	2016	2015

Stock options	-	0
Series A convertible preferred stock	-	27
Warrants	-	55
Total	-	82

Shares used in calculating basic and diluted net income (loss) per share are as follows:

	Year Ended December 31,
	2016	2015

Basic	4,102,959,032	6
Effect of exercise stock options	5,000,999,976	-
Effect of exercise warrants	631,552,260,513	-
Diluted	640,656,219,521	6

Significant dilution may occur upon the exercise of the warrants or on the cashless exercise feature described and quantified in Note 11, Warrants section.

On February 1, 2017, pursuant to the 2015 Plan, the Company issued a total of 77,000,000,000 options to purchase common stock to certain officers and directors. Twenty-five percent of the options vested upon issuance and the remainder vest equally at the end of the next three calendar quarters.

Note 12. FAIR VALUE MEASUREMENTS

The fair value framework under the FASB’s guidance requires the categorization of assets and liabilities into three levels based upon the assumptions used to measure the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3, if applicable, would generally require significant management judgment. The three levels for categorizing assets and liabilities under the fair value measurement requirements are as follows:

•	Level 1: Fair value measurement of the asset or liability using observable inputs such as quoted prices in active markets for identical assets or liabilities;

•	Level 2: Fair value measurement of the asset or liability using inputs other than quoted prices that are observable for the applicable asset or liability, either directly or indirectly, such as quoted prices for similar (as opposed to identical) assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

•	Level 3: Fair value measurement of the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.

Nonfinancial assets such as goodwill, other intangible assets, and long-lived assets held and used are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized or for a business combination.

The following table presents nonfinancial assets measured and recorded at fair value on a nonrecurring basis during the years ended December 31, 2016 and 2015:

	2016		2015
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Loss	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Loss
Goodwill	$-	$(3,177,017)	$3,177,017	$(14,455,000)
Intangible assets	-	(778,345)	929,000	(948,833)
Total	$-	$(3,955,362)	$4,106,017	$(15,403,833)

The following table summarizes the liabilities measured at fair value on a recurring basis as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Warrant liabilities	$-	$12,868,079	$-	$12,868,079
Total derivative liabilities	$-	$12,868,079	$-	$12,868,079

The following table summarizes the liabilities measured at fair value on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Warrant liabilities	$-	$-	$41,089,580	$41,089,580
Total derivative liabilities	$-	$-	$41,089,580	$41,089,580

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

The Company deems financial instruments to be derivative instruments if they (a) do not have fixed settlement provisions; or (b) have potential cash settlement provisions which are not within the Company’s control. The embedded conversion feature within the Debentures (see Note 9) and the common stock purchase warrants (a) issued by the Company in connection with the Merger; (b) issued in connection with the March 3, 2015 financing (see Note 3); (c) granted in connection with the Waivers (see Note 11); and (d) issued in connection with the underwritten offering (see Note 3); have all been deemed to be derivative liabilities. In accordance with FASB ASC Topic No. 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Stock”, the embedded conversion options and the warrants were accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. In accordance with ASC 815, the Company has bifurcated the conversion feature of the convertible Debentures and warrant derivative instruments and recorded derivative liabilities on their issuance date. The Company used a Monte Carlo model and a Binomial Lattice model to value the derivative liabilities. These derivative liabilities are then revalued on each reporting date.

The Company’s derivative liabilities are carried at fair value and were classified as Level 3 in the fair value hierarchy due to the use of unobservable inputs.

The following tables summarizes the values of certain assumptions used by the Company’s custom models to estimate the fair value of the embedded conversion options and warrant liabilities during the years ended December 31, 2016 and 2015:

December 31, 2016
Stock price	$0.00-756,000.00
Strike price	$1,540,000 – $1,736,000
Remaining term (years)	3.42 - 4.29
Volatility	418% -445%
Risk-free rate	1.10% -1.15%
Dividend yield	0.0%

	2015
	July 31,	July 29,	June 25,	March 3,
Stock price	$1,218,000	$1,400,000	$2,380,000	$7,700,000
Strike price	$3,500,000	$1,736,000	$3,535,000	$8,960,000
Remaining term (years)	0.40	5.00	5.00	5.00
Volatility	107%	107%	108%	115%
Risk-free rate	0.12%	1.62%	1.70%	1.61%
Dividend yield	0.0%	0.0%	0.0%	0.0%

December 31, 2015
Stock price	$756,000
Strike price	$1,540,000 - 8,960,000
Remaining term (years)	4.17 - 4.58
Volatility	128%
Risk-free rate	1.76%
Dividend yield	0.0%

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the Year Ended December 31, 2015
Balance at January 1, 2015	$-
Issuance of Series A warrant liabilities	79,445,308
Issuance of other warrant liabilities and conversion options	3,878,990
Warrants issued in connection with the Waivers	(13,300)
Change in fair value of derivative liabilities	(42,221,418)
Balance at December 31, 2015	$41,089,580
Cash paid to repurchase warrants	(3,278,827)
Gain on repurchase of warrants	(5,189,484)
Fair value of Series A Warrants repurchased	(8,468,311)
Warrant exercises	(4,498,048)
Change in fair value of derivative liabilities	(15,255,142)
Reclassification of Series A warrant liability to additional paid in capital	—
Reclassification of Series A warrant liability to Level 2	(12,868,079)
Balance at December 31, 2016	—

During the year ended December 31, 2016, Series A warrants to purchase an aggregate of 4 and 7 shares of Common Stock which had been accounted for as a derivative liability were exercised and exchanged, respectively. The exercised warrants had an aggregate exercise date value of $4,498,048, which was reclassified to stockholders’ deficit. The exchanged warrants had an aggregate value at exchange date of $8,468,310 which was derecognized and the Company paid $3,278,827 of cash plus Series B warrants with a nominal value, with a resulting extinguishment gain of $5,189,484. The terms of the Series B warrant were agreed upon, but the warrants have not been issued. During the year ended December 31, 2016, certain holders of Series A Warrants executed Standstill Agreements, which were subsequently amended and restated whereby the holders agreed not to exercise Series A Warrants for a specified period of time and under certain circumstances.

As of December 31, 2016, the Company transferred the remaining derivative liability related to its Series A Warrants out of Level 3 and into Level 2 in the fair value hierarchy. Level 2 financial liabilities consist of derivative liabilities for which the determination of fair value is based on observable inputs for the liability. Specifically, the Company determined that its offer to purchase its Series A Warrants for $0.22 per warrant was the best indicator of the fair value of the derivative liability as of December 31, 2016. Accordingly, the Company transferred $12,868,079 from the Level 3 fair value hierarchy to the Level 2 fair value hierarchy as of December 31, 2016.

The Company uses a sensitivity analysis model to measure the impact of a 10% movement in the per share fair value per warrant. A hypothetical 10% change in the per share fair value of the warrant as of December 31, 2016 would result in $1,286,808 recorded other income (expenses).

Note 13. INCOME TAXES

The Company did not have a provision for income taxes (current or deferred tax expense) for tax year ended December 31, 2016 and December 31, 2015. The following is a reconciliation of the expected tax expense (benefit) at the U.S. statutory rate to the actual tax expense (benefit) reflected in the accompanying statement of operations:

	For the Years Ended December 31,
	2016	2015
U.S. federal statutory rate	3,632,727	612,254
State and local taxes, net of federal benefit	(227,984)	(308,119)
Change in fair value of derivatives	(5,186,749)	(14,355,282)
Settlement of warrants	(1,764,424)	—
Goodwill impairment	1,080,186	4,914,700
Change in valuation allowance	2,756,495	5,525,665
True-up & deferred adjustment	(220,327)	110,006
Stock based compensation	15,826	(144,770)
Other permanent items	(214,142)	71,623
Forfeitures & expiration of stock comp	118,691	356,090
Stock issuance costs & compensation wavers	78,640	2,830,944
Change in tax rate	(36,381)	468,571
Other	(32,558)	(81,682)
	0	0

As of December 31, 2016 and 2015, the Company’s deferred tax assets and liabilities consisted of the effects of temporary differences attributable to the following:

	Years Ended December 31,
	2016	2015
Current deferred tax assets:
NOL & AMT credit carryforward	$15,853,308	$13,560,973
Inventory reserves and allowances	504,104	122,782
Accrued expenses & deferred income	35,413	771,803
Charitable contribution	2,110	1,409
Stock based compensation	46,168	149,793
Net book value of intangible assets	931,417	—
Net book value of fixed assets	24,010	5,533
Total current deferred tax assets	17,396,530	14,612,293
Current deferred tax liabilities:
Net book value of intangible assets	—	(277,903)
Total current deferred tax liabilities	—	(277,903)
Net current deferred tax assets	17,396,530	14,334,390
Valuation allowance	(17,396,530)	(14,334,390)
Net deferred tax assets	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the positive and negative evidence available, management has determined that a valuation allowance of $17,396,530 and $14,334,390 are required at December 31, 2016 and 2015, respectively, to reduce the deferred tax assets to amounts that are more likely than not to be realized. Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax assets may be necessary.

At December 31, 2016 the Company had U.S. federal and state net operating loss carryforwards (“NOLS”) of $43,058,505 and $31,760,278, respectively. These NOLs expire beginning in 2030. Utilization of our NOLS may be subject to an annual limitation under section 382 and similar state provisions of the Internal Revenue Code due to changes of ownership that may have occurred or that could occur in the future, as defined under the regulations.

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

If applicable, interest costs and penalties related to unrecognized tax benefits are required to be calculated and would be classified as interest and penalties in general and administrative expense in the statement of operations. As of December 31, 2016 and 2015, no liability for unrecognized tax benefit was required to be reported. No interest or penalties were recorded during the years ended December 31, 2016 and 2015. The Company does not expect any significant changes in its unrecognized tax benefits in the next year. The Company files U.S. federal and Alabama, Connecticut, Florida, Georgia, Massachusetts, New York, North Carolina, and Tennessee state income tax returns. As of December 31, 2016, the Company’s U.S. and state tax returns remain subject to examination by tax authorities beginning with the tax year ended December 31, 2013.

Note 14. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On July 29, 2016, the Company, entered into an Asset Purchase Agreement (the “Wholesale Business Purchase Agreement”) with VPR Brands, L.P. (the “Purchaser”) and the Purchaser’s Chief Executive Officer, Kevin Frija (the former Chief Executive Officer of the Company) pursuant to which the Company sold its wholesale vapor inventory and the related business operations (collectively, “Wholesale Business Assets”), which previously operated at 3001Griffin Road, Dania Beach, FL 33012 and to purchase 1,405,910,203 shares of the Company’s Common Stock held by Mr. Frija. The sale transaction was approved by the Company’s Board of Director’s on July 26, 2016 and completed on July 31, 2016. The consideration for the Wholesale Business Assets is (i) the transfer to the Company by Mr. Frija of 1,405,910,203 shares of the Company’s common stock that he had acquired on the open market; (ii) a secured, one-year promissory note in the principal amount of $370,000 (the “Acquisition Note”) bearing an interest rate of 4.5%, which payments thereunder are $10,000 monthly, with such payments commencing on October 28, 2016, with a balloon payment of the remainder of principal and interest on July 29, 2017; (iii) A secured, 36-month promissory note in the principal amount of $500,000 bearing an interest rate of prime plus 2%, resetting annually on July 29th,which payments thereunder are $14,000 per month, with such payments deferred and commencing on January 26, 2017, with subsequent installments payable on the same day of each month thereafter and in the 37th month, a balloon payment for all remaining accrued interest and principal; and (iv) the assumption by the Purchaser of certain liabilities related to the Company’s wholesale operations, including but not limited to the month-to-month lease for the premises. Pursuant to the Wholesale Business Purchase Agreement, the Company shall continue to collect the accounts receivable from its wholesale operations as of July 29, 2016. The Company agreed to use its commercially reasonable efforts, consistent with standard industry practice, to collect such accounts receivable, and any and all amounts so collected (i) up to $150,000 (net of any refunds) in the aggregate shall be credited against payment of the Acquisition Note; and (ii) in excess of $150,000 (up to $95,800) will be transferred to the Purchaser’s Chief Executive Officer. The Company incurred costs to buy back it shares of its Common Stock in conjunction with the sale of its wholesale vapor business. The costs include approximately $43,000 of discounts on the notes receivable to related party, that were issued at below market rates, and $35,000 of professional fees. These costs were recorded as incurred as selling general and administrative expense, a component of the loss from discontinued operations.

On April 8, 2016, Gregory Brauser informed the Board of his decision to resign from the Board and as President of the Company. Mr. Brauser’s resignation was not due to any disagreement with the Company on any matters relating to the Company’s operations, policies or practices.  Through GAB Management Group, Inc., Mr. Brauser will serve as a consultant to the Company pursuant to an

Executive Services Consulting Agreement dated as of April 11, 2016, (the “Consulting Agreement”), the term of which is two years. Under the Consulting Agreement, GAB Management Group, Inc., will receive the following benefits in connection with consulting services that its principal, Mr. Brauser, will provide to the Company beginning on April 11, 2016: (1) an engagement fee of $50,000 payable at the time the Consulting Agreement is executed, and (2) thereafter monthly installments of $10,000 for 24 months.

As of June 22, 2015, Mr. Michael Brauser, the father of the Company’s President, loaned the Company $400,000, through a company he jointly manages, on identical terms as other investors in the offering (see Note 9 - Notes Payable). The Debentures: (i) mature December 22, 2015, (ii) accrue interest at 10% per year, (iii) are convertible into common stock at $3,500,000 per share and (iv) are secured by a second lien on substantially all of the Company’s assets. The Debentures, accrued interest, and prepayment penalties were repaid on July 31, 2015. The company Mr. Brauser jointly manages, received $104,932 of aggregated prepayment penalties and interest.

In November 2014 and March 2015, the Company had engaged in two private placements each of which precluded the Company from using capital or otherwise issuing shares of common stock or common stock equivalents below $14,000,000 and $7,140,000, respectively. In order to raise further capital in the June 2015 private placement, the Company was required to enter into agreements with prior investors (including Mr. Michael Brauser and Alpha Capital Anstalt, a then 5% holder) modifying these covenants. In connection with these modifications, Mr. Brauser received 0.0447 shares of common stock and 0.0527 warrants, a company which Mr. Brauser (the father of the Company’s President) jointly manages received 0.0040 shares and 0.0047 warrants and another company, Alpha Capital Anstalt, which acted as the lead investor in the November 2014 and March 2015 private placements, received 0.1879 shares of common stock and 0.1018 warrants, at an aggregate cost of approximately $59,600 to the Company.

The Company issued shares of common stock in connection with a registered public offering on July 29, 2015. This effectively triggered the need to issue additional shares under the agreements with prior investors (including Mr. Michael Brauser and Alpha Capital Anstalt). Pursuant to the Rules of the Nasdaq Stock Market, the Company needed to seek stockholder approval before issuing a number of these Waiver shares and such approval was obtained on October 16, 2015. On August 18, 2015 and November 10, 2015, the Company issued shares of common stock to certain investors under Waiver agreements. Mr. Brauser received 0.1924 of common stock, a company which Mr. Brauser jointly manages received 0.0171 shares and another company, Alpha Capital Anstalt, which acted as the lead investor in the November 2014 and March 2015 private placements, received 0.4810 shares of common stock, at an aggregate cost of approximately $504,000 to the Company.

On March 27, 2015, Harlan Press notified the Company of his intention to resign from the Company, effective April 10, 2015. Mr. Press previously served as Chief Financial Officer of the Company. In connection with the Company’s previously disclosed merger with Vaporin, Inc. in March 2015, Mr. Press was appointed Vice-President of Finance of the Company. Mr. Press received severance compensation and accrued vacation in accordance with his employment agreement in the total amount of $159,810, which is divided into equal weekly payments that ended on January 29, 2016. As of December 31, 2016, $17,503 of accrued expenses was paid to Mr. Press.

During 2015, the Company purchased, e-liquids sold in its vape retail stores and wholesale operations, respectively from Liquid Science, Inc., a company in which Jeffrey Holman (the Company’s Chief Executive Officer), Gregory Brauser (the Company’s former President) and Michael Brauser each had a 15% beneficial ownership interest. During the twelve months ended December 31, 2016, the Company made approximately $_356,000 or_23% of its purchases of e-liquid from Liquid Science for its continuing operations. Jeffrey Holman sold his ownership interest in Liquid Science, Inc. in April 2016. During 2016, the Company received royalty income from Liquid Science pursuant to the terms of a royalty agreement; approximately $52,000 received during the three months ended March 31, 2016 and $42,000 of royalty income received in July 2016. Pursuant to the royalty agreement between the Company and Liquid Science, as consideration for use of a Company trademark, Liquid science paid a 15% royalty on sales of licensed products sold directly to consumers. The royalty revenue was recorded when received. On July 21, 2016, Liquid Science entered into an asset purchase and license agreement with the Company, whereby the Company irrevocably sold, assigned, transferred, certain trademark, intellectual property, formulations, technology and granted rights to sell and distribute certain brand named products internationally. In conjunction with the sale, the royalty agreement between the Company and Liquid Science was terminated

On August 13, 2015, the Company entered into consulting agreements with each of GRQ Consultants, Inc. and Grander Holdings, Inc. GRQ Consultants, Inc. will primarily focus on investor relations and presenting the Company and its business plans, strategy and personnel to the financial community. Grander Holdings, Inc. will primarily assist the Company in further developing and executing its acquisitions strategy, focusing on the Company’s “The Vape Store” properties. Mr. Michael Brauser is the Chief Executive Officer of Grander Holdings, Inc. Pursuant to the agreements, each consultant received an initial fee of $50,000, payable immediately, and $20,000 monthly throughout the 12-month term of each agreement. The Company made payments of $130,000 each to Grander Holdings, Inc. and GRQ Consultants, Inc. during the year ended December 31, 2015. The consulting agreements with Grander Holdings, Inc. and GRQ Consultants were terminated effective February 29, 2016.

Note 15. SEGMENT INFORMATION

Prior to the second quarter of 2016, the Company had a single reportable business segment, as it was a distributor and retailer of vapor products including vaporizers, e-liquids and electronic cigarettes. On June 1, 2016, the Company completed the Grocery Acquisition and added a reportable segment. On July 31, 2016, the Company sold its wholesale inventory and related operations. The Company has excluded the results for the wholesale business, as discontinued operations, from the Company’s continuing operations for all periods presented. Management determines the reportable segments based on the internal reporting used by our Chief Operating Decision Makers to evaluate performance and to assess where to allocate resources. The Company evaluates segment performance based on the segment gross profit before corporate expenses.

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Year Ended
	Net Sales		Segment Gross Profit
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Vapor	$6,722,052	$5,252,611	$3,742,443	$3,080,164
Grocery	3,843,111	-	1,490,910	-
Total	$10,565,163	$5,252,611	5,233,353	3,080,164
Corporate expenses			14,095,621	25,628,481
Operating income loss			(8,862,268)	(22,548,317)
Corporate other income (expense), net			21,136,563	30,549,668
Net income (loss) from continuing operations			12,274,295	$8,001,351
Net loss from discontinued operations			(1,589,803)	(6,200,598)
Net income (loss)			10,684,492	1,800,753
Deemed Dividend			-	(38,068,021)
Net income (loss) allocable to common stockholders			$10,684,492	$(36,267,268)

For the year ended December 31, 2016 depreciation and amortization was $174,376 and $200,012 for Vapor and Grocery, respectively.

NOTE 16. SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the accompanying consolidated financial statements other than those set forth below.

On February 1, 2017, pursuant to the 2015 Plan, the Company issued a total of 77,000,000,000 options to purchase common stock to certain officers and directors. Twenty-five percent of the options vested upon issuance and the remainder vest equally at the end of the next three calendar quarters.

On January 31, 2017, the Company entered into a new employment agreement (the “Employment Agreement”) with the Company’s President and Chief Operating Officer, Christopher Santi. Pursuant to the Employment Agreement, Mr. Santi will continue to be employed as the Company’s President and Chief Operating Officer for a three-year term beginning January 30, 2017, and, unless sooner terminated as provided therein, ending January 29, 2020; provided that such term of employment shall automatically extend for successive one-year periods unless either party gives at least thirty days’ advance written notice of its intention not to extend the term of employment. Mr. Santi will receive a base salary of $225,000, increasing to $250,000 and $275,000, respectively, for the second and third years of the Employment Agreement. Mr. Santi shall be eligible to earn an annual bonus at the discretion of the Company’s Board of Directors. During the employment period, Mr. Santi’s employment with the Company may be terminated by the Company for Cause (as defined in the Employment Agreement) or by Mr. Santi at any time and for any reason. In the event that Mr. Santi’s employment is terminated by the Company for any reason other than for Cause or following a Change of Control (as defined in the Employment Agreement), then the Company shall pay to Mr. Santi (i) his accrued but unpaid salary and (ii) severance payments for the applicable Severance Period (as defined in the Employment Agreement). The Employment Agreement also contains customary non-competition, non-solicitation and confidentiality provisions.

On December 7, 2016, the Company filed a Tender Offer Statement on Schedule TO pursuant to which the Company offered to purchase up to 32,262,152 Series A warrants for $0.22 per warrant in cash from all holders of its outstanding Series A warrants. The Tender Offer expired on January 17, 2017. As a result of the Tender Offer, a total of 10,073,884 Series A warrants were tendered for a total purchase price of approximately $2.16 million.

The above warrant amounts are not reflective of the stock splits that occurred during the calendar year 2016.

On March 3, 2017, the Company filed a Certificate of Amendment to its Certificate of Incorporation (as amended) to effect a change of its corporate name to Healthier Choices Management Corp.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2017.

Healthier Choices Management Corp.

By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Holman	Principal Executive Officer	March 23, 2017
Jeffrey Holman	and Director

/s/ John A. Ollet	Chief Financial Officer	March 23, 2017
John A. Ollet	(Principal Financial and Accounting Officer)

/s/ Clifford J. Friedman	Director	March 23, 2017
Clifford J. Friedman

/s/ Anthony Panariello	Director	March 23, 2017
Anthony Panariello

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

1.1	Form of Underwriting Agreement	S-1	7/10/15	1.1
2.1(a)	Business Sale Offer and Acceptance Agreement, dated April 11, 2016, by and between Vapor Corp. and Ada’s Whole Food Market LLC	8-K	5/23/16	2.1
2.1(b)	Asset Purchase Agreement, dated July 29, 2016, by and between Vapor Corp. and VPR Brands, L.P.	8-K	8/3/16	1.1
3.1	Certificate of Incorporation	10-Q	11/16/15	3.1
3.1(a)	Certificate of Amendment to Certificate of Incorporation	8-K	3/03/17	3.1
3.1(b)	Certificate of Amendment to Certificate of Incorporation	S-1	7/10/15	3.2
3.1(c)	Certificate of Amendment to Certificate of Incorporation	S-4	12/11/15	3.2
3.1(d)	Certificate of Amendment to Certificate of Incorporation	8-K	2/2/16	3.1
3.1(e)	Certificate of Amendment to Certificate of Incorporation	8-K	3/9/16	3.1
3.1(f)	Certificate of Amendment to Certificate of Incorporation	8-K	6/1/16	3.1
3.1(g)	Certificate of Amendment to Certificate of Incorporation	8-K	8/5/16	3.1
3.1(h)	Certificate of Designation of Series A Preferred Stock	S-1	7/10/15	3.4
3.1(i)	Certificate of Correction to the Certificate of Designation of Series A Preferred Stock	8-A12B	7/27/15	3.5
3.2	Bylaws	8-K	12/31/13	3.4
4.1	Form of Series A Warrant	S-1	7/10/15	4.2
4.2	Form of Unit Purchase Agreement	S-1	7/10/15	4.3
4.3	Form of Exchange Warrant	S-4	12/11/15	4.2
10.1	Form of Securities Purchase Agreement dated January 20, 2015	8-K	1/26/15	10.1
10.2	Form of Note dated January 20, 2015	8-K	1/26/15	10.2
10.3	Form of Convertible Note dated January 29, 2015	8-K	2/03/15	10.1
10.4	Form of Securities Purchase Agreement dated March 3, 2015	8-K	3/05/15	10.1
10.5	2015 Equity Incentive Plan	S-1	6/01/15	10.28
10.6	Form of Securities Purchase Agreement dated June 22, 2015	8-K	6/25/15	10.1
10.7	Form of Security Agreement dated June 22, 2015	8-K	6/25/15	10.2
10.8	Form of Debenture dated June 22, 2015	8-K	6/25/15	10.3
10.9	Form of Letter Agreement dated June 19, 2015	8-K	6/25/15	10.4
10.10	Form of Letter Agreement dated June 19, 2015	8-K	6/25/15	10.5
10.11	Form of Warrant dated June 22, 2015	8-K	6/25/15	10.6
10.12	Form of Registration Rights Agreement dated June 22, 2015	8-K	6/25/15	10.7
10.13	Employment Agreement with Gina Hicks*	8-K	9/16/15	10.1
10.14	Employment Agreement with Jeffrey Holman*	10-Q	11/16/15	10.1
10.15	Employment Agreement with Gregory Brauser*	10-Q	11/16/15	10.2
10.16	Employment Agreement with Christopher Santi*	8-K	2/1/17	10.1
10.17	Form of Fifth Amended and Restated Series A Standstill Agreement				Filed
10.18	Executive Service Consulting Agreement, dated April 11, 2016, by and between Gregory Brauser and Vapor Corp.	8-K	4/11/16	10.1
10.19	Amendment to Vapor Corp. 2015 Equity Incentive Plan	8-K	2/8/17	4.2
21.1	List of Subsidiaries				Filed
23.1	Consent of Morrison, Brown, Argiz & Farra, LLC				Filed
23.2	Consent of Marcum L.L. P				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Link base Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Link base Document				Filed
101.LAB	XBRL Taxonomy Extension Label Link base Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Link base Document				Filed

* Management contract or compensatory plan or arrangement.

** This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to our Corporate Secretary at 3800 North 28th Way, Hollywood, Florida 33020.