Form 10-K/A
period 2016-12-31
Healthier Choices Management Corp.
filed 2017-05-08
CIK 844856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Address of Principal Executive Office: 3800 North 28th Way, Hollywood, FL 33020

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 27,536,251,712 shares outstanding as of May 5, 2017.

2

EXPLANATORY NOTE

Healthier Choices Management Corp. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2016, originally filed with the Securities and Exchange Commission (“SEC”) on March 27, 2017 (the “Original Filing”). Based on recent correspondence with the Company’s prior independent registered public accounting firm, the Company determined that it did not maintain effective internal control over financial reporting as of December 31, 2016.

This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing, or modify or update the disclosures therein in any way other than as described in the paragraph above. This Amendment No. 1 does not modify or update the Company’s other filings made with the SEC subsequent to the filing of the Original Filing.

This Amendment is being filed solely to provide the addition of this statement to Item 9A, Controls and Procedures. This Amendment also includes new certifications by our chief executive officer and chief financial officer pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2.

Throughout this Amendment, we refer to Healthier Choices Management Corp. and its consolidated subsidiaries as “we,” “us,” and “our.”

PART II

Item 9A. Controls and Procedures.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2016. This evaluation was based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In planning and performing its audit of our financial statements for the year ended December 31, 2016 in accordance with standards of the Public Company Accounting Oversight Board, our prior independent registered public accounting firm (“Prior Auditor”) noted a number of deficiencies in internal control over financial reporting that required audit adjustments that were made to such financial statements. Although our Prior Auditor concluded that not all of the deficiencies rose to the level of a material weakness, they advised us that the combination of such deficiencies constitutes a material weakness in the Company’s internal control over financial reporting related to the overall maintenance of the books and records in full accordance with United States generally accepted accounting principles (“GAAP”).

Our Prior Auditor considered the overall deficiency to be related to overall maintenance of our books and records in full accordance with GAAP. This was as a result of insufficient segregation of duties, oversight of work performed and lack of compensating controls in our finance and accounting function due to limited personnel.

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of December 31, 2016 based on the criteria set forth in COSO.

Remediation Efforts

Following this assessment and during the first and second quarters of fiscal year 2017, we have undertaken an action plan to strengthen internal controls and procedures:

•	We hired a new accounting team, filling our Chief Financial Officer, Controller and Accounting Manager positions with personnel possessing extensive experience working at large, publicly-traded companies with SEC reporting and numerous areas of technical accounting.

3

•	Our SEC reporting was brought in-house, providing for a more efficient and better controlled reporting process than that experienced in 2016.

•	The new accounting team has developed a more comprehensive period-end financial reporting review process to ensure our financial reporting is more complete and to reduce audit adjustments.

Our management continues to review ways in which we can make improvements in internal control over financial reporting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

3.	Exhibits

(a)	The following exhibits are filed as part of this report:

Number	Description

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2017.

Healthier Choices Management Corp.

By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Holman	Principal Executive Officer	May 8, 2017
Jeffrey Holman	and Director

/s/ John A. Ollet	Chief Financial Officer	May 8, 2017
John A. Ollet	(Principal Financial and Accounting Officer)

/s/ Clifford J. Freidman	Director	May 8, 2017
Clifford J. Freidman

/s/ Anthony Panariello	Director	May 8, 2017
Anthony Panariello

5