Form 10-Q
period 2017-03-31
Healthier Choices Management Corp.
filed 2017-05-09
CIK 844856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Registrant’s telephone number, including area code: 305-600-5004

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

As of May 5, 2017, there were 27,536,251,712 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,927,137	$13,366,272
Due from merchant credit card processor, net of reserves	28,410	30,272
Accounts receivable, net allowance of $32,192 and $33,367, respectively	52,821	25,798
Inventories	902,844	748,551
Prepaid expenses and vendor deposits	145,993	93,229
Current assets from discontinued operations	-	52,903
TOTAL CURRENT ASSETS	11,057,205	14,317,025

Property and equipment, net of accumulated depreciation of $247,770 and $293,398 respectively	594,369	638,926
Intangible assets, net of accumulated amortization of $169,157 and $130,171, respectively	1,655,343	1,669,329
Goodwill	481,314	481,314
Other assets	137,967	128,157

TOTAL ASSETS	$13,926,198	$17,234,751

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$450,461	$520,586
Accrued expenses	531,537	779,676
Current portion of capital lease	36,060	53,054
Derivative liabilities – non consenting warrants	955,173	955,173
Derivative liabilities – consenting warrants	9,354,926	11,912,906
Current liabilities from discontinued operations	457,858	555,810
TOTAL CURRENT LIABILITIES	11,786,015	14,777,205

COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)

STOCKHOLDERS’ EQUITY
Common Stock, $.0001 par value per share, 750,000,000,000 shares authorized; 26,822,506,186 and 14,213,861,174 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	2,682,251	1,421,386
Additional paid-in capital	3,970,456	3,782,818
Accumulated deficit	(4,512,524)	(2,746,658)
TOTAL STOCKHOLDERS’ EQUITY	2,140,183	2,457,546

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,926,198	$17,234,751

See notes to unaudited consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
SALES
Vapor sales, net	$1,481,364	$2,122,660
Grocery sales, net	2,104,626	-
TOTAL SALES, NET	3,585,990	2,122,660

Cost of sales vapor	543,491	938,043
Cost of sales grocery	1,216,873	-
GROSS PROFIT	1,825,626	1,184,617
		.
EXPENSES
Advertising	26,456	4,872
Selling, general and administrative	3,539,764	2,205,595
Total operating expenses	3,566,220	2,210,467
LOSS FROM OPERATIONS	(1,740,594)	(1,025,850)

OTHER INCOME (EXPENSES)
Loss on repurchase of Series A warrants	(74,795)	-
Change in fair value of derivative liabilities	-	(14,782,039)
Other income	40,461	-
Interest income	18,421	9,040
Interest expense	(1,877)	(4,539)
Total other income (expense), net	(17,790)	(14,777,538)

Net loss from continuing operations	(1,758,384)	(15,803,388)
Net loss from discontinued operations	(7,482)	(383,512)
NET LOSS	(1,765,866)	(16,186,900)

NET LOSS PER SHARE-BASIC AND DILUTED
Continuing operations	$(0.00)	$(35,145.14)
Discontinued operations	$(0.00)	$(852,89)
NET LOSS PER SHARE -BASIC AND DILUTED	$(0.00)	$(35,998.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	17,765,032,561	450

See notes to unaudited consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2017

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2017	14,213,861,174	$1,421,386	$3,782,818	$(2,746,658)	$2,457,546

Issuance of common stock in connection with cashless exercise of Series A warrants	12,598,645,012	1,259,865	(1,009,557)	-	250,308
Stock options exercised	10,000,000	1,000	-		1,000
Stock-based compensation expense	-	-	1,197,195	-	1,197,195
Net loss	-	-	-	(1,765,866)	(1,765,866)
Balance – March 31, 2017	26,822,506,186	$2,682,251	$3,970,456	$(4,512,524)	$2,140,183

See notes to unaudited consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES

Net loss	$(1,765,866)	$(16,186,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	7,482	383,512
Change in allowances for bad debt	(1,175)	44,366
Depreciation and amortization	83,543	56,255
Loss on repurchase of Series A warrants	74,795	-
Write-down of obsolete and slow moving inventory	-	55,548
Stock-based compensation expense	1,197,195	58,786
Change in fair value of derivative liabilities	-	14,782,039
Net cash used in discontinued operations	(52,531)	(4,192,093)
Changes in operating assets and liabilities:
Due from merchant credit card processors	1,862	(92,578)
Accounts receivable	(25,848)	400
Inventories	(154,293)	(47,251)
Prepaid expenses and vendor deposits	(52,764)	68,761
Other assets	(9,810)	13,781
Accounts payable	(70,125)	92,949
Accrued expenses	(248,139)	360,357
NET CASH USED IN OPERATING ACTIVITIES	(1,015,674)	(4,602,068)

INVESTING ACTIVITIES
Purchases of patent	(25,000)	-
Purchases of property and equipment	-	(6,491)
NET CASH USED IN INVESTING ACTIVITIES	(25,000)	(6,491)

FINANCING ACTIVITIES
Payments for repurchase of Series A warrants	(2,382,467)	-
Principal payments of capital lease obligations	(16,994)	(14,333)
Proceeds from exercise of stock options	1,000	-
NET CASH USED IN FINANCING ACTIVITIES	(2,398,461)	(14,333)

DECREASE IN CASH	(3,439,135)	(4,622,892)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	13,366,272	27,214,991
CASH AND CASH EQUIVALENTS — END OF PERIOD	$9,927,137	$22,592,099

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,877	$4,539

NON-CASH INVESTING AND FINANCING ACTIVITIES
Cashless exercise of common stock purchase warrants	$250,308	$2,254,636
Issuance of common stock in connection with preferred stock conversion	$-	$51

See notes to unaudited consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. ORGANIZATION, GOING CONCERN, AND BASIS OF PRESENTATION

Organization

Healthier Choices Management Corp. (the “Company”) is a holding company focused on providing consumers with healthier daily choices with respect to nutrition and other lifestyle alternatives. The Company operates thirteen vape retail stores in the Southeast region of the United States of America. The Company offers e-liquids vaporizers and related products through its vape retail stores. The Company sold its wholesale business on July 31, 2016. The sale of the wholesale business was not contemplated prior to July 1, 2016. The sale of the wholesale business qualifies as a discontinued operation and, accordingly, the Company has excluded results for the wholesale business operations from the Company’s continuing operations in the unaudited consolidated Statements of Operations for all periods presented.

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

Going Concern and Liquidity

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern and realization of assets and satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of any uncertainties related to our going concern assessment. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values.

The Company incurred a loss from operations of approximately $1,740,594 for the three months ended March 31, 2017. As of March 31, 2017, cash and cash equivalents totaled approximately $10,000,000. While we anticipate that our current cash, cash equivalents, and cash to be generated from operations will be sufficient to meet our projected operating plans through at least March 31, 2018, should we require additional funds, either through equity or debt financings or collaborative agreements or from other sources; we have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

Sourcing and Vendors

We source from multiple suppliers. These suppliers range from small independent businesses to multinational conglomerates. For the three months ended March 31, 2017, we purchased approximately 75% of the goods we sell from our top 20 suppliers and approximately 40% of our total purchases were from one vendor.

Basis of Presentation and Principles of Consolidation

The Company’s unaudited consolidated financial statements are prepared in accordance with GAAP. The unaudited consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of the financial statement date.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The terms “we,” “us,” “our,” and the “Company” refer to Healthier Choices Management Corp. and its wholly-owned subsidiaries, Healthy Choice Markets, Inc., Vaporin, Inc., The Vape Store, Inc. (“Vape Store”), Smoke Anywhere U.S.A., Inc. (“Smoke”), Emagine the Vape Store, LLC (“Emagine”), IVGI Acquisition, Inc., Vapormax Franchising LLC., Vaporin LLC., Vaporin Florida, Inc., and Healthy Choice Markets, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Unaudited Interim Financial Information

The unaudited consolidated financial statements have been prepared by the Company and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2017. Certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been or omitted under the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). These unaudited consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K for such year as filed with the SEC on March 27, 2017.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior period amounts in the unaudited consolidated financial statements related to stock splits and the sale of discontinued operations have been reclassified to conform to the current period’s presentation. No changes to the Company’s net loss were made as a result of such reclassifications.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the operating decision makers, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s decision-making group is the senior executive management team. The Company and the decision-making group views the Company’s operations and manage its business as two operating segments. All long-lived assets of the Company reside in the U.S.

Use of Estimates in the Preparation of the Financial Statements

The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements, and the reported amounts of net revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include allowances, reserves and write-downs of receivables and inventory, valuing equity securities and hybrid instruments, share-based payment arrangements, deferred taxes and related valuation allowances, and the valuation of assets and liabilities acquired in business combinations. Certain of management’s estimates could be affected by external conditions, including those unique to the Company’s industry, and general economic conditions. It is possible that these external factors could have an effect on the Company’s estimates that could cause actual results to differ from those estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and records adjustments when necessary.

Shipping and Handling

Shipping charges billed to customers are included in net sales and the related shipping and handling costs are included in cost of sales. For the three months ended March 31, 2017 and 2016 shipping and handling costs of $31,944 and $83,542, respectively, were included in cost of sales.

Concentration of Risk

At March 31, 2017, accounts receivable balances included a concentration from four customers with receivable balances ranging from approximately $11,000 to $25,000, all of which are greater than 10% of the total net accounts receivable balance. At December 31, 2016, accounts receivable balances included a concentration from four customers with receivable balances ranging from approximately $11,000 to $26,000, all of which are greater than 10% of the total net accounts receivable balance.

For the three months ended March 31, 2017 and 2016, the Company had no customers with sales in excess of 10%.

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Inventories

Inventories are stated at average cost. If the cost of the inventories exceeds their net realizable value, provisions are recorded to write down excess inventory to its net realizable value. The Company’s inventories consist primarily of merchandise available for resale, such as fresh produce, perishable grocery items and non-perishable consumable goods.

Adopted Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. It is effective for annual reporting periods beginning after December 15, 2016. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The implementation of this update did not have a material effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”). ASU 2016-09 requires an entity to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2016-09 did not have a significant impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business” (“ASU 2017-01”). The amendments in ASU 2017-01 are to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted. The adoption of ASU 2017-01 did not have a significant impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which was subsequently modified in August 2015 by ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. As a result, the ASU No. 2014-09 is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. The core principle of ASU No. 2014-09 is that companies should recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects what the company expects to receive. It requires additional disclosures to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. In 2016, the FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12) as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20). The Company will adopt the standard on January 1, 2018, using the full retrospective transition method, which may result in a cumulative-effect adjustment for deferred revenue to the opening balance sheet for 2016 and the restatement of the financial statements for all prior periods presented. The Company continues to evaluate the impact of adoption of this standard on its consolidated financial statements and disclosures.

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

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” This guidance was issued to address the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments will require that the statement of cash flows explain the change during the period in total cash, cash equivalents and restricted cash. The amendments are effective for the financial statements issued for fiscal years after December 15, 2017, and interim periods within those fiscal years. The amendments will be applied using a retrospective transition method to each period presented. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated cash flows and related disclosures.

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

Note 3. DISCONTINUED OPERATIONS

Effective July 31, 2016, the Company sold its wholesale inventory and the related business operations (collectively, “Wholesale Business Assets”). The sale of the wholesale business qualifies as discontinued operations and accordingly the Company has excluded results for the wholesale business operations from the Company’s continuing operations in the unaudited consolidated Statements of Operations for all periods presented. The following table shows the results of the Company’s wholesale operations included in the loss from discontinued operations.

	Three Months Ended March 31,
	2017	2016

Wholesale vapor sales, net	$-	$1,613,569

Cost of sales – vapor wholesale	-	1,311,919
Expenses – advertising selling, general and administrative	(7,482)	685,162
Total	(7,482)	1,997,081
Loss from discontinued operations attributable to the wholesale business	$(7,482)	$(383,512)

The major classes of assets and liabilities of discontinued operations on the balance sheet are as follow:

	March 31, 2017	December 31, 2016
Assets
Accounts receivable	$-	$39,493
Due from merchant credit card processor, net	-	13,410
Total current assets of discontinued operations	$-	$52,903

Liabilities
Accrued expenses	457,858	555,810
Total current liabilities of discontinued operations	$457,858	$555,810

Note 4. ACQUISITION OF ADA’S WHOLE FOOD MARKET

On June 1, 2016, the Company’s wholly owned subsidiary Healthy Choice Markets Inc., entered into a Business Sale Agreement with Ada’s Whole Food Market LLC (the “Seller”) to purchase certain operating assets and assumed certain payables and a store lease obligation that constituted the business of Ada’s Natural Market grocery store (the “Grocery Acquisition”). The Company operates the grocery store under the same name, location, and management. The Company also entered into an employment agreement with the store manager.

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following presents the unaudited pro forma combined results of operations of the Company with Ada’s Whole Food Market as if the Grocery Acquisition occurred on January 1, 2016. The unaudited pro forma results of operations are presented for informational purposes only and are based on estimated financial operations. The unaudited pro forma results of operations are not intended to present actual results that would have been attained had the Grocery Acquisition been completed as of January 1, 2016 or to project potential operating results as of any future date or for any future periods.

Three Months Ended March 31, 2016
Vapor sales, net	$2,122,660
Grocery sales, net	1,983,667
Net loss from continuing operations	(15,995,740)
Net loss from discontinued operations	(383,512)
Net loss	(16,379,252)
Net loss per share
Continuing operations	(35,572.92)
Discontinued operations	(852.89)
Net loss	(36,425.81)
Weighted average number of common shares outstanding	450

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

Summarized below are the total net sales and segment operating loss for each reporting segment:

	Three Months Ended
	Net Sales		Segment Gross Profit
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Vapor sales, net	$1,481,364	$2,122,660	$937,873	$1,184,617
Grocery sales, net	2,104,626	-	887,753	-
Total Sales	$3,585,990	$2,122,660	1,825,626	1,184,617

Corporate expenses			3,566,220	2,210,467
Operating loss			(1,740,594)	(1,025,850)
Corporate other income (expense), net			(17,790)	(14,777,538)
Net loss from continuing operations			(1,758,384)	(15,803,388)
Net loss from discontinued operations			(7,482)	(383,512)
Net loss			$(1,765,866)	$(16,186,900)

For the three months ended March 31, 2017, depreciation and amortization was $16,735 and $63,182 for Vapor and Grocery, respectively.

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. NOTES RECEIVABLE FROM RELATED PARTY

In connection with the sale of its wholesale business, the Company entered into two notes receivable with a related party. As consideration for the sale of wholesale inventory and business the Company received a secured, one-year promissory note in the principal amount of $370,000 (the “Acquisition Note”) bearing an interest rate of 4.5%, which payments thereunder are $10,000 monthly, with such payments commencing on October 28, 2016, with a balloon payment of the remainder of principal and interest due on July 29, 2017.

The buyer and the Company entered into a secured, 36-month promissory note in the principal amount of $500,000 (the “Promissory Note”) bearing an interest rate of prime plus 2%, resetting annually on July 29th, which payments thereunder are $14,000 per month, with such payments deferred and commencing on January 26, 2017, with subsequent installments payable on the same day of each month thereafter and in the 37th month, and a balloon payment for all remaining accrued interest and principal due on July 29, 2019. The Company records all proceeds related to both notes as other income as proceeds are received.

Note 7. INTANGIBLE ASSETS

Intangible assets, net is as follows:

March 31, 2017	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Favorable Leases	15.25 years	$890,000	$(48,449)	$841,551
Trade Names	10 years	820,000	(108,000)	712,000
Customer Relationships	5 years	60,000	(10,000)	50,000
Technology	20 years	50,000	(1,458)	48,542
Website	3 years	4,500	(1,250)	3,250
Intangible assets, net		$1,824,500	$(169,157)	$1,655,343

December 31, 2016	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Favorable Leases	15.25 years	$890,000	$(33,859)	$856,141
Trade Names	10 years	820,000	(87,750)	732,500
Customer Relationships	5 years	60,000	(7,000)	53,000
Technology	20 years	25,000	(937)	24,063
Website	3 years	4,500	(875)	3,625
Intangible assets, net		$1,799,500	$(130,171)	$1,669,329

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense amounted to $38,986 and $25,328 for the three months ended March 31, 2017 and 2016, respectively. Future annual estimated amortization expense is as follows:

Years ending December 31,
2017 (remaining nine months)	$117,270
2018	156,361
2019	155,486
2020	154,861
2021	147,861
Thereafter	923,504
Total	$1,655,343

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8. STOCKHOLDERS’ EQUITY

Reverse Splits

On June 1, 2016, the Company’s Board of Directors effected a reverse stock split of the Common Stock at a ratio of 1-for-20,000. All share and per share amounts have been retroactively adjusted to reflect the reverse stock splits.

Compensatory Common Stock Summary

During the three months ended March 31, 2017 and 2016, the Company recognized stock-based compensation expense related to compensatory Common Stock in the amount of $0 and $52,000, respectively. Stock-based compensation expense is included as part of selling, general and administrative expense in the accompanying consolidated statements of operations. As of March 31, 2017, there was no unamortized expense remaining related to stock awards because the remaining non-vested shares vested on April 1, 2016.

Warrants

Through March 31, 2017, Series A Warrants to purchase 1 share of common stock have been exercised through the cashless exercise provision in the Series A Warrants, resulting in the issuance of 12,598,645,012 shares of the Company’s common stock.

A summary of warrant activity for the three months ended March 31, 2017 is presented below:

	Exercise Price	Warrant Common Stock Equivalent	Remaining Contractual Term
Outstanding at January 1, 2017	$0.0001	634,754,364,551	3.60
Warrants repurchased	(0.000021)	(113,580,956,776)
Cashless exercises for common stock	(0.0001)	(12,598,645,012)

Outstanding at March 31, 2017	$0.0001	508,574,762,763	3.35

Stock Options

During the three months ended March 31, 2017 and 2016, the Company recognized stock-based compensation of $1,197,195 and $58,786 respectively, in connection with the amortization of stock options, net of recovery of stock-based charges for forfeited stock options. Stock-based compensation expense is included as part of selling, general and administrative expense in the accompanying consolidated statements of operations. At March 31, 2017, the amount of unamortized stock-based compensation expense associated with unvested stock options granted to employees, directors and consultants was approximately $7.1 million, which will be amortized over a weighted average period of 1.04 years.

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Loss per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of shares of common stock outstanding and, if dilutive, potential shares of common stock outstanding during the period. Potential common shares consist of incremental shares of common stock issuable upon (a) the exercise of stock options (using the treasury stock method); (b) the vesting of restricted stock units; (c) the conversion of Series A Preferred Stock; and (d) the exercise of warrants (using the if-converted method). For the three months ended March 31, 2017 and 2016, diluted loss per share excludes the potential shares of common stock, as their effect is antidilutive. The following table summarizes the Company’s securities, in common share equivalents, that have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	March 31, 2017	March 31, 2016

Stock options	82,851,011,360	-
Series A preferred stock	-	3
Warrants	508,574,762,763	801,268,122,018
Total	591,425,774,123	801,268,122,021

Note 9. FAIR VALUE MEASUREMENTS

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

The following table summarizes the liabilities measured at fair value on a recurring basis as of March 31, 2017:

	Level 1	Level 2	Level 3	Total
LIABILITIES
Derivative liabilities – non consenting warrants	$-	$955,173	$-	$955,173
Derivative liabilities – consenting warrants	-	9,354,926	-	9,354,926
Total derivative liabilities	$-	$10,310,099	$-	$10,310,099

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the liabilities measured at fair value on a recurring basis as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
LIABILITIES
Derivative liabilities – non consenting warrants	$-	$955,173	$-	$955,173
Derivative liabilities – consenting warrants	-	11,912,906	-	11,912,906
Total derivative liabilities	$-	$12,868,079	$-	$12,868,079

The Company determined that its offer to purchase its Series A warrants for $0.000021 per warrant was the best indicator of the fair value of the derivative liability as of March 31, 2017 and December 31, 2016.

Note 10. COMMITMENTS AND CONTINGENCIES

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

Purchase Commitments

At March 31, 2017 and December 31, 2016, the Company had vendor deposits of approximately $51,000 and $7,000, respectively, which are included as a component of prepaid expenses and vendor deposits in the consolidated balance sheets.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the consolidated financial statements are issued. Based upon the evaluation, other than the action listed below, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the accompanying unaudited consolidated financial statements.

On April 4, 2017, Vulcan Vape, LLC (“Vulcan”) and America Vape Supply, LLC (“AVS”) filed an amended complaint against the Company and Vape Store. The lawsuit was filed in U.S. District Court for the Southern District of Florida Palm Beach Division. The assets of AVS and Vulcan were sold to Vape Store on November 5, 2015 and Vulcan and AVS claimed in the lawsuit they were due additional holdback payments from the asset acquisition. The Company intends to rigorously defend these allegations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 27, 2017. The terms “we,” “us,” “our,” and the “Company” refer to Healthier Choices Management Corp. and its wholly-owned subsidiaries, Healthy Choice Markets, Inc., Vaporin, Inc., Vape Store, Smoke, Emagine, IVGI Acquisition, Inc., Vapormax Franchising LLC., Vaporin LLC., Vaporin Florida, Inc., and Healthy Choice Markets, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Company Overview

Healthier Choices Management Corp. (the “Company”) is a holding company focused on providing consumers with healthier daily choices with respect to nutrition and other lifestyle alternatives. The Company operates thirteen vape retail stores in the Southeast region of the United States of America. The Company offers e-liquids vaporizers and related products through its vape retail stores. The Company sold its wholesale business on July 31, 2016. The sale of the wholesale business was not contemplated prior to July 1, 2016. The sale of the wholesale business qualifies as a discontinued operation and accordingly the Company has excluded results for the wholesale business operations from the Company’s continuing operations in the unaudited consolidating Statements of Operations for all period presented.

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

Going Concern and Liquidity

The unaudited consolidated financial statements included elsewhere in this Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern and realization of assets and satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of any uncertainties related to our going concern assessment. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We had a large number of warrants outstanding with features that made the warrants more debt-like and possibly result in cash outflows. Additionally, for the three months ended March 31, 2017, we reported a net loss of $1,765,866 and had a working capital deficit of $728,810. These factors raised substantial doubt about our ability to continue as a going concern.

During 2016 and early 2017, we took steps to mitigate these factors by:

•	increasing the number of authorized shares to 750,000,000,000 shares so that there would be sufficient shares available for issuance should all the warrant holders exercise; and
•	entering into a Fifth Amended and Restated Series A Warrant Standstill Agreement (the “Fifth Amendment”) with warrant holders working to effectively eliminate the possibility that warrant holders will exercise for anything other than shares

The above steps substantially lowered our potential cash exposure. As a result, as of the date of the issuance of these financial statements, we believe our plans have alleviated substantial doubt about our ability to sustain operations for the foreseeable future through a year and a day from the issuance of these unaudited consolidated financial statements.

Factors Affecting Our Performance

We believe the following factors affect our performance:

Retail: We believe the operating performance of our retail stores will affect our revenue and financial performance. The Company has a total of thirteen retail stores, which are located in Florida, Georgia and Alabama. The Company has ceased plans to increase the number of retail vape stores due to adverse industry trends and increasing federal and state regulations that, if implemented, may negatively impact future retail revenues.

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

Results of Operations

The following table sets forth our unaudited consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 that is used in the following discussions of our results of operations:

	Three Months Ended March 31,		2016 to 2017
	2017	2016	Change $
SALES
Vapor sales, net	$1,481,364	$2,122,660	$(641,296)
Grocery sales, net	2,104,626	-	2,104,626
TOTAL SALES, NET	3,585,990	2,122,660	1,463,330

Cost of sales vapor	543,491	938,043	(394,552)
Cost of sales grocery	1,216,873	-	1,216,873
GROSS PROFIT	1,825,626	1,184,617	641,009

OPERATING EXPENSES
Advertising	26,456	4,872	21,584
Selling, general and administrative	3,539,764	2,205,595	1,334,169
Total operating expenses	3,566,220	2,210,467	1,355,753
LOSS FROM OPERATIONS	(1,740,594)	(1,025,850)	(714,744)

OTHER INCOME (EXPENSES)
Loss on repurchases of Series A warrants	(74,795)	-	(74,795)
Change in fair value of derivative liabilities	-	(14,782,039)	14,782,039
Other income	40,461	-	40,461
Interest income	18,421	9,040	9,381
Interest expense	(1,877)	(4,539)	2,662
Total other income (expense), net	(17,790)	(14,777,538)	14,759,748

Net loss from continuing operations	(1,758,384)	(15,803,388)	14,045,004
Loss from discontinued operations	(7,482)	(383,512)	376,030
NET LOSS	$(1,765,866)	$(16,186,900)	$14,421,034

Net vapor sales decreased $641,296 to $1,481,364 for the three months ended March 31, 2017 as compared to $2,122,660 for the same period in 2016. The decrease in sales is primarily due to the decreased number of thirteen stores open during the three months ended March 31, 2017 as compared to twenty retail stores for the same period in 2016.

Net grocery store sales increased $2,104,626 with the June 1, 2016 acquisition of the grocery store and represents three months sales for Ada’s Natural Market.

Vapor cost of goods sold for the three months ended March 31, 2017 and 2016 were $543,391 and $938,043, respectively, a decrease of $394,552. The decrease in sales is primarily due to the decreased number of thirteen stores open during the three months ended March 31, 2017 as compared to twenty retail stores for the same period in 2016. Gross profit from retail stores was $973,873 and $1,184,617 for the three months ended March 31, 2017 and 2016, respectively.

Grocery store cost of goods sold increased $1,216,873 for the three months ended March 31, 2017. Gross profit from the grocery store was $887,753 for the three months ended March 31, 2017.

Selling, general and administrative expenses increased $1,334,169 to $3,539,764 for the three months ended March 31, 2017 compared to $2,205,595 for the same period in 2016. The increase is primarily attributable to an increase of approximately $1,138,409 for stock-based compensation and $648,254 of selling, general and administrative expenses incurred for the quarter for the grocery store, offset by a decrease for professional fees expense of $141,182 and payroll and employee related cost of $306,333.

Net other expense of $17,790 for the three months ended March 31, 2017 includes a $74,795 loss on repurchase of Series A Warrants, other income of $40,461, interest income of $18,421 and interest expense of $1,877. Net other expense of $14,777,538 for the three months ended March 31, 2016 includes a $14,782,039 change in the fair value of the derivative liabilities, $9,040 of interest income, and $4,539 of interest expense.

Loss from discontinued operations increased $376,030 to $7,482 for the three months ended March 31, 2017 as compared to $383,512 for the same period in 2016. See Note 3 – DISCONTINUED OPERATIONS for further detail.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2017	2016

Net cash used in operating activities	$(1,015,674)	$(4,602,068)
Net cash used in investing activities	(25,000)	(6,491)
Net cash used in financing activities	(2,398,461)	(14,333)
	$(3,439,135)	$(4,622,892)

Our net cash used in operating activities of $1,015,674 for the three months ended March 31, 2017 resulted from our net loss of $1,765,866, a net cash usage of $559,117 from changes in operating assets and liabilities offset by non-cash adjustments of $1,309,309. Our net cash used in discontinued operations of $52,531 for the three months ended March 31, 2017 resulted from our net loss from discontinued operations of $7,482 and a net cash usage of $52,531 from changes in assets and liabilities from discontinued operations. Our net cash used in operating activities of $4,602,068 for the three months ended March 31, 2016 resulted from our net loss of $16,186,900 and by net cash provided of $396,419 from changes in operating assets and liabilities and by non-cash adjustments of $11,188,413. Our net cash used in discontinued operations of $4,147,727 for the three months ended March 31, 2016 resulted from our net loss from discontinued operations of $383,512, offset by a net cash usage of $4,192,093 from changes in assets and liabilities from discontinued operations.

The net cash used in investing activities of $25,000 for the three months ended March 31, 2017 resulted from the purchase of a patent. The net cash used in investing activities of $6,491 for the three months ended March 31, 2016 is due to equipment purchases.

The net cash used in financing activities of $2,398,461 for the three months ended March 31, 2017 is due to repurchases of Series A warrants totaling $2,382,467 and payment of $16,994 of capital lease obligation, offset by $1,000 proceeds from exercise of stock options. The net cash used in financing activities of $14,333 for the three months ended March 31, 2016 is due to payment of capital lease obligation.

At March 31, 2017 and December 31, 2016, we did not have any material financial guarantees or other contractual commitments with vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. The majority of our cash and cash equivalents are concentrated in one large financial institution. The following table presents the Company's cash position as of March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016

Cash	$9,927,137	$13,366,272
Total assets	$13,926,198	$17,234,751
Percentage of total assets	71.28%	77.55%

The Company reported a net loss of $1,765,866 for the three months ended March 31, 2017. The Company also had negative working capital of $728,810. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to satisfy warrant obligations, and to continue as a going concern. As of May 5, 2017 the Company had approximately $9.5 million of cash. The decrease in cash from March 31, 2017 is primarily attributable to operating expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these consolidated financial statements requires us to exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosure of commitments and contingencies at the date of the consolidated financial statements.

We base our estimates on our historical experience, knowledge of our business and industry, current and expected economic conditions, the attributes of our products, the regulatory environment, and in certain cases, the results of outside appraisals. We periodically re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

There have been no material changes to the Company’s critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the 2016 Annual Report, which we believe are the most critical to our business and the understanding of our results of operations and affect the more significant judgments and estimates that we use in the preparation of our consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of March 31, 2017. This evaluation was based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of March 31, 2017 based on the criteria set forth in COSO.

Changes in Internal Control over Financial Reporting

Following this assessment and during the first and second quarters of fiscal year 2017, we have undertaken an action plan to strengthen internal controls and procedures:

•	We built out a new accounting team by filling our Chief Financial Officer, Controller and Accounting Manager positions with personnel possessing extensive experience working at large, publicly-traded companies with exposure to SEC reporting and numerous areas of technical accounting.
•	Our SEC reporting was brought in-house, providing for a more efficient reporting process than that experienced in 2016.
•	Our management has increased its focus on the Company’s month-end account reconciliation process to provide for more reliable and precise financial statements.

Our management continues to review ways in which we can make improvements in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of our business. We do not have any legal proceedings which have a material impact to the financial statements as of March 31, 2017.

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

HEALTHIER CHOICES MANAGEMENT CORP.

Date: May 5, 2017	By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer

Date: May 5, 2017	By:	/s/ John Ollet
John Ollet
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Amendment to Certificate of Incorporation of Healthier Choices Management Corp.	8-K	March 3, 2017	3.1
3.2	Amended and Restated Bylaws of Healthier Choices Management Corp.	8-K	March 3, 2017	3.2
10.1	Employment Agreement, dated as of January 31, 2017, by and between the Company and Christopher Santi	8-K	February 6, 2017	10.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive Officer (906)				Furnished *
32.2	Certification of Principal Financial Officer (906)				Furnished
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

* This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

