Form 10-Q
period 2017-06-30
Healthier Choices Management Corp.
filed 2017-07-25
CIK 844856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

☐ Yes   ☒ No

As of July 24, 2017, there were 29,348,867,108 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,093,349	$13,366,272
Due from merchant credit card processors, net of reserves	28,410	30,272
Accounts receivable, net of allowance of $10,734 and $33,367, respectively	80,421	25,798
Inventories	1,059,749	748,551
Prepaid expenses and vendor deposits	93,560	93,229
Current assets from discontinued operations	-	52,903
TOTAL CURRENT ASSETS	10,355,489	14,317,025

Property and equipment, net of accumulated depreciation of $295,577 and $293,398 respectively	651,318	638,926
Intangible assets, net	1,616,253	1,669,329
Goodwill	481,314	481,314
Other assets	120,702	128,157

TOTAL ASSETS	$13,225,076	$17,234,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$507,224	$520,586
Accrued expenses	469,088	779,676
Current portion of capital lease	18,384	53,054
Current portion of loan payable	2,056	-
Derivative liabilities – non-consenting warrants	428,548	955,173
Derivative liabilities – consenting warrants	9,832,745	11,912,906
Current liabilities from discontinued operations	373,199	555,810
TOTAL CURRENT LIABILITIES	11,631,244	14,777,205

Loan payable, net of current portion	11,528	-

TOTAL LIABILITIES	11,642,772	14,777,205

COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)

STOCKHOLDERS’ EQUITY
Common Stock, $.0001 par value per share, 750,000,000,000 shares authorized; 29,229,512,425 and 14,213,861,174 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	2,922,951	1,421,386
Additional paid-in capital	5,886,400	3,782,818
Accumulated deficit	(7,227,047)	(2,746,658)
TOTAL STOCKHOLDERS’ EQUITY	1,582,304	2,457,546

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,225,076	$17,234,751

See notes to unaudited consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
SALES
Vapor sales, net	$1,507,574	$1,716,608	$2,988,938	$3,839,268
Grocery sales, net	1,798,135	510,256	3,902,761	510,256
TOTAL SALES, NET	3,305,709	2,226,864	6,891,699	4,349,524

Cost of sales vapor	624,750	847,816	1,168,241	1,785,859
Cost of sales grocery	1,007,852	312,266	2,224,725	312,266
GROSS PROFIT	1,673,107	1,066,782	3,498,733	2,251,399

OPERATING EXPENSES
Advertising	32,203	17,230	58,659	22,102
Selling, general and administrative	4,412,187	1,993,140	7,951,951	4,177,331
Impairment of goodwill and intangible assets	-	1,977,829	-	1,977,829
Retail store and kiosk closing costs	-	311,855	-	333,259
Total operating expenses	4,444,390	4,300,054	8,010,610	6,510,521
LOSS FROM OPERATIONS	(2,771,283)	(3,233,272)	(4,511,877)	(4,259,122)

OTHER INCOME (EXPENSE)
Gain (loss) on repurchase of Series A warrants	-	1,752,263	(74,795)	1,752,263
Change in fair value of derivative liabilities	-	1,105,042	-	(13,676,997)
Other income	(30,000)	-	10,461	-
Interest income	3,557	7,534	21,978	16,574
Interest expense	(1,256)	(5,153)	(3,133)	(9,692)
Total other income (expense), net	(27,699)	2,859,686	(45,489)	(11,917,852)

Net loss from continuing operations	(2,798,982)	(373,586)	(4,557,366)	(16,176,974)
Net income (loss) from discontinued operations	84,459	(815,560)	76,977	(1,199,072)
NET LOSS	$(2,714,523)	$(1,189,146)	$(4,480,389)	$(17,376,046)

NET LOSS PER SHARE-BASIC AND DILUTED
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.08)
Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)
NET LOSS PER SHARE -BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	28,196,705,036	380,825,178	23,009,685,517	190,412,816

See notes to unaudited consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2017

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2017	14,213,861,174	$1,421,386	$3,782,818	$(2,746,658)	$2,457,546

Issuance of common stock in connection with cashless exercise of Series A warrants	15,005,651,251	1,500,565	(1,201,450)	-	299,115
Issuance of stock options in connection with professional services			4,500	-	4,500
Stock options exercised	10,000,000	1,000	-	-	1,000
Stock-based compensation expense	-	-	3,300,532	-	3,300,532
Net loss	-	-	-	(4,480,389)	(4,480,389)
Balance – June 30, 2017	29,229,512,425	$2,922,951	$5,886,400	$(7,227,047)	$1,582,304

See notes to unaudited consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(4,480,389)	$(17,376,046)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) loss from discontinued operations	(76,977)	1,199,072
Change in allowances for bad debt	(22,633)	(24,010)
Depreciation and amortization	170,440	150,082
Loss on disposal of property and equipment	-	100,765
(Gain) loss on repurchase of Series A warrants	74,795	(1,752,263)
Write-down of obsolete and slow moving inventory	112,577	485,098
Stock-based compensation expense	3,300,532	64,175
Stock-based expense in connection with professional services	4,501	-
Impairment of goodwill and intangible assets	-	1,977,829
Change in fair value of derivative liabilities	-	13,676,997
Net cash used in discontinued operations	(52,731)	(4,749,827)
Changes in operating assets and liabilities:
Due from merchant credit card processors	1,862	(52,406)
Accounts receivable	(31,990)	76,413
Inventories	(423,775)	(195,275)
Prepaid expenses and vendor deposits	(331)	155,234
Other assets	7,455	41,602
Accounts payable	(13,362)	86,534
Accrued expenses	(310,588)	398,200
NET CASH USED IN OPERATING ACTIVITIES	(1,740,614)	(5,737,826)

INVESTING ACTIVITIES
Acquisition of grocery store business	-	(2,910,612)
Purchases of patent	(25,000)	-
Purchases of property and equipment	(104,756)	(6,491)
NET CASH USED IN INVESTING ACTIVITIES	(129,756)	(2,917,103)

FINANCING ACTIVITIES
Proceeds from loan payable	13,977	-
Principal payments on loan payable	(393)	-
Payments for repurchase of Series A warrants	(2,382,467)	(1,461,326)
Principal payments of capital lease obligations	(34,670)	(34,341)
Proceeds from exercise of stock options	1,000	-
NET CASH USED IN FINANCING ACTIVITIES	(2,402,553)	(1,495,667)

DECREASE IN CASH	(4,272,923)	(10,150,596)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	13,366,272	27,214,991
CASH AND CASH EQUIVALENTS — END OF PERIOD	$9,093,349	$17,064,395

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$3,133	$9,692

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock in connection with cashless exercise of Series A warrants	$299,115	$4,238,561

Preliminary Purchase Price Allocation in connection with the grocery store acquisition:
Amount allocated to goodwill	$-	$1,734,683
Property and equipment	-	957,326
Inventory	-	253,524
Accrued expenses	-	(34,921)
Cash used in the grocery store acquisition	$-	$2,910,612

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

The Company incurred a loss from operations of approximately $4,511,877 for the six months ended June 30, 2017. As of June 30, 2017, cash and cash equivalents totaled approximately $9.1 million. While we anticipate that our current cash, cash equivalents, and cash to be generated from operations will be sufficient to meet our projected operating plans through at least June 30, 2018, should we require additional funds, either through equity or debt financings or collaborative agreements or from other sources; we have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

Sourcing and Vendors

We source from multiple suppliers. These suppliers range from small independent businesses to multinational conglomerates. For the six months ended June 30, 2017, we purchased approximately 75% of the goods we sell from our top 20 suppliers and approximately 40% of our total purchases were from one vendor.

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

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Unaudited Interim Financial Information

The unaudited consolidated financial statements have been prepared by the Company and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2017. Certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been omitted under the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). These unaudited consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K for such year as filed with the SEC on March 27, 2017.

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

Use of Estimates in the Preparation of the Financial Statements

The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements, and the reported amounts of net revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include allowances, reserves and write-downs of receivables and inventory, valuing equity securities and hybrid instruments, share-based payment arrangements, deferred taxes and related valuation allowances, and the valuation of assets and liabilities acquired in business combinations. Certain of management’s estimates could be affected by external conditions, including those unique to the Company’s industry, and general economic conditions. It is possible that these external factors could have an effect on the Company’s estimates that could cause actual results to differ from those estimates. The Company re-evaluates all accounting estimates at least quarterly based on these conditions and records adjustments when necessary.

Shipping and Handling

Shipping charges billed to customers are included in net sales and the related shipping and handling costs are included in cost of sales. For the six months ended June 30, 2017 and 2016 shipping and handling costs of $65,806 and $129,156, respectively, were included in cost of sales.

Concentration of Risk

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. The majority of our cash and cash equivalents are concentrated in three financial institutions and are generally in excess of the FDIC insurance limit. The Company has not experienced any losses on its cash and cash equivalents.

At June 30, 2017, accounts receivable balances included a concentration from four customers with receivable balances ranging from approximately $11,000 to $27,000, all of which are greater than 10% of the total net accounts receivable balance. At December 31, 2016, accounts receivable balances included a concentration from four customers with receivable balances ranging from approximately $11,000 to $26,000, all of which are greater than 10% of the total net accounts receivable balance.

For the six months ended June 30, 2017 and 2016, the Company did not have any customers with sales in excess of 10% of total sales.

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

Adopted Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. It is effective for annual reporting periods beginning after December 15, 2016. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-11 did not have a significant impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which was subsequently modified in August 2015 by ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date”. As a result, the ASU No. 2014-09 is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. The core principle of ASU No. 2014-09 is that companies should recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects what the company expects to receive. It requires additional disclosures to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. In 2016, the FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12) as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20). The Company will adopt the standard on January 1, 2018, but is still considering whether to use the retrospective or modified retrospective transition method. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements.

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

In July, 2017, the FASB issued a two-part ASU No. 2017-11, I “Accounting for Certain Financial Instruments With Down Round Features” and II “Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception”. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements.

Note 3. DISCONTINUED OPERATIONS

Effective July 31, 2016, the Company sold its wholesale inventory and the related business operations (collectively, “Wholesale Business Assets”). The sale of the wholesale business qualifies as discontinued operations and accordingly the Company has excluded results for the wholesale business operations from the Company’s continuing operations in the unaudited consolidated Statements of Operations for all periods presented. The following table shows the results of the Company’s wholesale operations included in the income (loss) from discontinued operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Wholesale vapor sales, net	$-	$1,230,769	$-	$2,844,338

Cost of sales – vapor wholesale	-	1,317,164	-	2,629,083
Expenses – advertising selling, general and administrative	(84,459)	729,165	(76,977)	1,414,327
Total	(84,459)	2,046,329	(76,977)	4,043,410
Income (loss) from discontinued operations attributable to the wholesale business	$84,459	$(815,560)	$76,977	$(1,199,072)

The major classes of assets and liabilities of discontinued operations on the balance sheet are as follow:

	June 30, 2017	December 31, 2016
Assets
Accounts receivable	$-	$39,493
Due from merchant credit card processor, net	-	13,410
Total current assets from discontinued operations	$-	$52,903

Liabilities
Accrued expenses	373,199	555,810
Total current liabilities from discontinued operations	$373,199	$555,810

Note 4. ACQUISITION OF ADA’S WHOLE FOOD MARKET

On April 1, 2016, the Company’s wholly owned subsidiary Healthy Choice Markets Inc., entered into a Business Sale Agreement with Ada’s Whole Food Market LLC (the “Seller”) to purchase certain operating assets and assumed certain payables and a store lease obligation that constituted the business of Ada’s Natural Market grocery store (the “Grocery Acquisition”). The Grocery Acquisition was consummated on June 1, 2016 and the Company operates the grocery store under the same name, location, and management. At the closing of these transactions, the Company also entered into an employment agreement with the store manager.

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

Summarized below are the total net sales and segment operating loss for each reporting segment:

	Three Months Ended
	Net Sales		Segment Gross Profit
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Vapor sales, net	$1,507,574	$1,716,608	$882,824	$868,792
Grocery sales, net	1,798,135	510,256	790,283	197,990
Total Sales	$3,305,709	$2,226,864	1,673,107	1,066,782

Operating expenses			4,444,390	4,300,054
Operating loss			(2,771,283)	(3,233,272)
Other income (expense), net			(27,699)	2,859,686
Net loss from continuing operations			(2,798,982)	(373,586)
Net income (loss) from discontinued operations			84,459	(815,560)
Net loss			$(2,714,523)	$(1,189,146)

For the three months ended June 30, 2017, depreciation and amortization was $16,524 and $66,678 for Vapor and Grocery, respectively.

	Six Months Ended
	Net Sales		Segment Gross Profit
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Vapor sales, net	$2,988,938	$3,839,268	$1,820,697	$2,053,409
Grocery sales, net	3,902,761	510,256	1,678,036	197,990
Total Sales	$6,891,699	$4,349,524	3,498,733	2,251,399

Operating expenses			8,010,610	6,510,521
Operating loss			(4,511,877)	(4,259,122)
Other income (expense), net			(45,489)	(11,917,852)
Net loss from continuing operations			(4,557,366)	(16,176,974)
Net income (loss) from discontinued operations			76,977	(1,199,072)
Net loss			$(4,480,389)	$(17,376,046)

For the six months ended June 30, 2017, depreciation and amortization was $33,259 and $129,860 for Vapor and Grocery, respectively.

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

The buyer and the Company entered into a secured, 36-month promissory note in the principal amount of $500,000 (the “Promissory Note”) bearing an interest rate of prime plus 2%, resetting annually on July 29th, which payments thereunder are $14,000 per month, and commencing on January 26, 2017, with subsequent installments payable on the same day of each month thereafter, and in the 37th month a balloon payment for all remaining accrued interest and principal due on July 29, 2019. The Company records all proceeds related to both notes as other income as proceeds are received. The notes were issued by an affiliate of the Company’s former Chief Executive Officer.

Note 7. INTANGIBLE ASSETS

Intangible assets, net is as follows:

June 30, 2017	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Favorable lease	15 years	$890,000	$(63,039)	$826,961
Trade names	10 years	820,000	(128,500)	691,500
Customer relationships	5 years	60,000	(13,000)	47,000
Technology	20 years	50,000	(2,083)	47,917
Website	3 years	4,500	(1,625)	2,875
Intangible assets, net		$1,824,500	$(208,247)	$1,616,253

December 31, 2016	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Favorable lease	15 years	$890,000	$(33,859)	$856,141
Trade names	10 years	820,000	(87,500)	732,500
Customer relationships	5 years	60,000	(7,000)	53,000
Technology	20 years	25,000	(937)	24,063
Website	3 years	4,500	(875)	3,625
Intangible assets, net		$1,799,500	$(130,171)	$1,669,329

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense amounted to $78,076 and $50,655 for the six months ended June 30, 2017 and 2016, respectively. Future annual estimated amortization expense is as follows:

Years ending December 31,
2017 (remaining six months)	$78,180
2018	156,361
2019	155,486
2020	154,861
2021	147,861
Thereafter	923,504
Total	$1,616,253

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8. STOCKHOLDERS’ EQUITY

Reverse Splits

On June 1, 2016, the Company’s Board of Directors effected a reverse stock split of the Common Stock at a ratio of 1-for-20,000. All share and per share amounts have been retroactively adjusted to reflect the reverse stock splits.

Compensatory Common Stock Summary

During the six months ended June 30, 2017 and 2016, the Company recognized stock-based compensation expense related to compensatory Common Stock in the amount of $0 and $52,000, respectively. Stock-based compensation expense is included as part of selling, general and administrative expense in the accompanying consolidated statements of operations. As of June 30, 2017, there was no unamortized expense remaining related to stock awards because the remaining non-vested shares vested on April 1, 2016.

Series A Warrants

Through June 30, 2017, 1 Series A warrant has been exercised through the cashless exercise provision, resulting in the issuance of 15,005,651,251 shares of the Company’s common stock.

A summary of warrant activity for the six months ended June 30, 2017 is presented below:

	Exercise Price	Warrant Common Stock Equivalent	Remaining Contractual Term
Outstanding at January 1, 2017	$0.0001	634,754,364,551	3.60
Warrants repurchased	$(0.000021)	(113,580,956,776)
Cashless exercises for common stock	$(0.0001)	(15,005,651,251)
Black Scholes Value adjustment	$(0.0001)	(217,961,314)

Outstanding at June 30, 2017	$0.0001	505,949,795,210	3.10

Pursuant to the Series A warrant agreement, the Black Scholes value is calculated by a third-party and utilized in calculating the warrant common stock equivalents at the point of cashless exercise. As such, the value is computed at the end of each reporting period to determine the amount of warrant common stock equivalents outstanding using the formula below:

(Series A warrants exercised * Black Scholes Value) / closing common stock bid price as of two trading days prior.

A summary of the outstanding warrant common stock equivalents at January 1, 2017 and June 30, 2017 is presented below:

	June 30, 2017	January 1, 2017
Warrants outstanding	33	42
Black Scholes value	1,518,644	1,519,297
Closing bid stock price	$0.0001	$0.0001
Warrant common stock equivalent	505,949,795,210	634,754,364,551

Stock Options

During the three months ended June 30, 2017 and 2016, the Company recognized stock-based compensation of $2,103,338 and $5,389 respectively, in connection with the amortization of stock options, net of recovery of stock-based charges for forfeited unvested stock options. During the six months ended June 30, 2017 and 2016, the Company recognized stock-based compensation of $3,300,532 and $12,175 respectively. Stock-based compensation expense is included as part of selling, general and administrative expense in the accompanying consolidated statements of operations.

At June 30, 2017, the amount of unamortized stock-based compensation expense associated with unvested stock options granted to employees, directors and consultants was approximately $5.0 million, which will be amortized over a weighted average period of 0.80 years.

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Loss per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of shares of common stock outstanding and, if dilutive, potential shares of common stock outstanding during the period. Potential common shares consist of incremental shares of common stock issuable upon (a) the exercise of stock options (using the treasury stock method); (b) the exercise of warrants (using the if-converted method). For the six months ended June 30, 2017 and 2016, diluted loss per share excludes the potential shares of common stock, as their effect is antidilutive.

The following table summarizes the Company’s securities, in common share equivalents, that have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	June 30, 2017	June 30, 2016

Stock options	82,911,261,360	11,360
Warrants	505,949,795,210	722,930,004,074
Total	588,861,056,570	722,930,015,434

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

The following table summarizes the liabilities measured at fair value on a recurring basis as of June 30, 2017:

	Level 1	Level 2	Level 3	Total
LIABILITIES
Derivative liabilities – non-consenting warrants	$-	$428,548	$-	$428,548
Derivative liabilities – consenting warrants	-	9,832,745	-	9,832,745
Total derivative liabilities	$-	$10,261,293	$-	$10,261,293

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the liabilities measured at fair value on a recurring basis as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
LIABILITIES
Derivative liabilities – non-consenting warrants	$-	$955,173	$-	$955,173
Derivative liabilities – consenting warrants	-	11,912,906	-	11,912,906
Total derivative liabilities	$-	$12,868,079	$-	$12,868,079

The Company determined that its offer to purchase its Series A warrants for $0.000021 per warrant was the best indicator of the fair value of the derivative liabilities as of June 30, 2017 and December 31, 2016.

Note 10. COMMITMENTS AND CONTINGENCIES

Employment and Consulting and Other Related Party Agreements

On April 8, 2016, Gregory Brauser informed the Board of his decision to resign from the Board and as President of the Company. Mr. Brauser’s resignation was not due to any disagreement with the Company on any matters relating to the Company’s operations, policies or practices. Through GAB Management Group, Inc., Mr. Brauser serves as a consultant to the Company pursuant to an Executive Services Consulting Agreement dated as of April 11, 2016 (the “Consulting Agreement”), the term of which is two years. Under the Consulting Agreement, GAB Management Group, Inc., will receive the following benefits in connection with consulting services that its principal, Mr. Brauser, provides to the Company: (1) an engagement fee of $50,000 payable at the time the Consulting Agreement is executed, and (2) thereafter monthly installments of $10,000 for 24 months.

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of our business.

Purchase Commitments

At June 30, 2017 and December 31, 2016, the Company had vendor deposits of approximately $13,000 and $7,000, respectively, which are included as a component of prepaid expenses and vendor deposits in the consolidated balance sheets.

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

Company Overview

Healthier Choices Management Corp. (the “Company”) is a holding company focused on providing consumers with healthier daily choices with respect to nutrition and other lifestyle alternatives. The Company operates thirteen vape retail stores in the Southeast region of the United States of America. The Company offers e-liquids vaporizers and related products through its vape retail stores. The Company sold its wholesale business on July 31, 2016. The sale of the wholesale business was not contemplated prior to July 1, 2016. The sale of the wholesale business qualifies as a discontinued operation and accordingly the Company has excluded results for the wholesale business operations from the Company’s continuing operations in the unaudited consolidating Statements of Operations for all periods presented.

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

Going Concern and Liquidity

The unaudited consolidated financial statements included elsewhere in this Form 10-Q have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern and realization of assets and satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of any uncertainties related to our going concern assessment. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We had a large number of warrants outstanding with features that made the warrants more debt-like and possibly result in cash outflows. Additionally, for the six months ended June 30, 2017, we reported a net loss of $4,480,389 and had a working capital deficit of $1,275,755. These factors raised substantial doubt about our ability to continue as a going concern.

During 2016 and early 2017, we took steps to mitigate these factors by:

●	increasing the number of authorized shares to 750,000,000,000 shares so that there would be sufficient shares available for issuance should all the warrant holders exercise; and

●	entering into a Fifth Amended and Restated Series A warrant Standstill Agreement (the “Fifth Amendment”) with warrant holders working to effectively eliminate the possibility that warrant holders will exercise for anything other than shares

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

Increased Competition: The launch by national competitors of branded vaporizer and e-cigarette products have made it more difficult to compete on prices and to secure business. We expect increased vaporizer product supply and downward pressure on prices to continue and impact our operating results in the future. We market and sell the similar vaporizers and e-liquids as our competitors and we sell our products at substantially similar prices as our competitors; accordingly, the key competitive factors for our success is to maintain the quality of service we offer our customers and effective marketing efforts.

Results of Operations

The following table sets forth our unaudited consolidated Statements of Operations for the three months ended June 30, 2017 and 2016 that is used in the following discussions of our results of operations:

	Three Months Ended June 30,		2016 to 2017
	2017	2016	Change $
SALES
Vapor sales, net	$1,507,574	$1,716,608	$(209,034)
Grocery sales, net	1,798,135	510,256	1,287,879
TOTAL SALES, NET	3,305,709	2,226,864	1,078,845

Cost of sales vapor	624,750	847,816	(223,066)
Cost of sales grocery	1,007,852	312,266	695,586
GROSS PROFIT	1,673,107	1,066,782	606,325

OPERATING EXPENSES
Advertising	32,203	17,230	14,973
Selling, general and administrative	4,412,187	1,993,140	2,419,047
Impairment of goodwill and intangible assets	-	1,977,829	(1,977,829)
Retail store and kiosk closing costs	-	311,855	(311,855)
Total operating expenses	4,444,390	4,300,054	144,336
LOSS FROM OPERATIONS	(2,771,283)	(3,233,272)	461,989

OTHER INCOME (EXPENSE)
Gain on repurchases of Series A warrants	-	1,752,263	(1,752,263)
Change in fair value of derivative liabilities	-	1,105,042	(1,105,042)
Other income	(30,000)	-	(30,000)
Interest income	3,557	7,534	(3,977)
Interest expense	(1,256)	(5,153)	3,897
Total other income (expense), net	(27,699)	2,859,686	(2,887,385)

Net loss from continuing operations	(2,798,982)	(373,586)	(2,425,396)
Income (loss) from discontinued operations	84,459	(815,560)	900,019
NET LOSS	$(2,714,523)	$(1,189,146)	$(1,525,377)

Net vapor sales decreased $209,034 to $1,507,574 for the three months ended June 30, 2017 as compared to $1,716,608 for the same period in 2016. The decrease in sales is primarily due to the decreased number of thirteen stores open during the three months ended June 30, 2017 as compared to twenty retail stores for the same period in 2016.

Net grocery sales increased $1,287,879 to $1,798,135 for the three months ended June 30, 2017 as compared to $510,256 for the same period in 2016. The increase in sales is due to Ada’s Natural Market being acquired in June 2016, and as such, 2016 has one month of activity compared to three months activity in 2017.

Vapor cost of goods sold for the three months ended June 30, 2017 and 2016 were $624,750 and $847,816, respectively, a decrease of $223,066. The decrease is primarily due to the decreased number of thirteen stores open during the three months ended June 30, 2017 as compared to twenty retail stores for the same period in 2016. Gross profit from retail stores was $882,824 and $868,792 for the three months ended June 30, 2017 and 2016, respectively.

Grocery cost of goods sold for the three months ended June 30, 2017 and 2016 were $1,007,852 and $312,266, respectively, an increase of $695,586. The increase is due to Ada’s Natural Market being acquired in June 2016, and as such, 2016 has one month of activity compared to three months activity in 2017. Gross profit from grocery was $790,283 and $197,990 for the three months ended June 30, 2017 and 2016, respectively.

Selling, general and administrative expenses increased $2,419,047 to $4,412,187 for the three months ended June 30, 2017 compared to $1,993,140 for the same period in 2016. The increase is primarily attributable to increases in stock-based compensation of $2,097,949, insurance of $71,517, payroll and employee related cost of $335,315 and occupancy costs of $62,717, offset by decreases in professional fees of $261,936. Operating expenses also included charges for impairment of goodwill and intangible assets of $1,977,829 and retail store and kiosk closing costs of $311,855 for the three months ended June 30, 2016 which did not occur for the same period in 2017.

Net other expense of $27,699 for the three months ended June 30, 2017 includes interest income of $3,557, other income of ($30,000) and interest expense of $1,256. Net other income of $2,859,686 for the three months ended June 30, 2016 includes a $1,105,042 change in the fair value of the derivative liabilities, $1,752,263 gain on repurchase of Series A warrants, $7,534 of interest income, and $5,153 of interest expense.

Income (loss) from discontinued operations increased $900,019 to $84,459 for the three months ended June 30, 2017 as compared to $815,560 for the same period in 2016. See Note 3 – Discontinued Operations for further detail.

The following table sets forth our unaudited consolidated Statements of Operations for the six months ended June 30, 2017 and 2016 that is used in the following discussions of our results of operations:

	Six Months Ended June 30,		2016 to 2017
	2017	2016	Change $
SALES
Vapor sales, net	$2,988,938	$3,839,268	$(850,330)
Grocery sales, net	3,902,761	510,256	3,392,505
TOTAL SALES, NET	6,891,699	4,349,524	2,542,175

Cost of sales vapor	1,168,241	1,785,859	(617,618)
Cost of sales grocery	2,224,725	312,266	1,912,459
GROSS PROFIT	3,498,733	2,251,399	1,247,334

OPERATING EXPENSES
Advertising	58,659	22,102	36,557
Selling, general and administrative	7,951,951	4,177,331	3,774,620
Impairment of goodwill and intangible assets	-	1,977,829	(1,977,829)
Retail store and kiosk closing costs	-	333,259	(333,259)
Total operating expenses	8,010,610	6,510,521	1,500,089
LOSS FROM OPERATIONS	(4,511,877)	(4,259,122)	(252,755)

OTHER INCOME (EXPENSE)
Gain (loss) on repurchases of Series A warrants	(74,795)	1,752,263	(1,827,058)
Change in fair value of derivative liabilities	-	(13,676,997)	13,676,997
Other income	10,461	-	10,461
Interest income	21,978	16,574	5,404
Interest expense	(3,133)	(9,692)	6,559
Total other income (expense), net	(45,489)	(11,917,852)	11,872,363

Net loss from continuing operations	(4,557,366)	(16,176,974)	11,619,608
Income (loss) from discontinued operations	76,977	(1,199,072)	1,276,049
NET LOSS	$(4,480,389)	$(17,376,046)	$12,895,657

Net vapor sales decreased $850,330 to $2,988,938 for the six months ended June 30, 2017 as compared to $3,839,268 for the same period in 2016. The decrease in sales is primarily due to the decreased number of thirteen stores open during the six months ended June 30, 2017 as compared to twenty retail stores for the same period in 2016.

Net grocery sales increased $3,392,505 to $3,902,761 for the six months ended June 30, 2017 as compared to $510,256 for the same period in 2016. The increase in sales is due to Ada’s Natural Market being acquired in June 2016, and as such, 2016 has one month of activity compared to six months activity in 2017.

Vapor cost of goods sold for the six months ended June 30, 2017 and 2016 were $1,168,241 and $1,785,859, respectively, a decrease of $617,618. The decrease in sales is primarily due to the decreased number of thirteen stores open during the six months ended June 30, 2017 as compared to twenty retail stores for the same period in 2016. Gross profit from retail stores was $1,820,697 and $2,053,409 for the six months ended June 30, 2017 and 2016, respectively.

Grocery cost of goods sold for the six months ended June 30, 2017 and 2016 were $2,224,725 and $312,266, respectively, an increase of $1,912,459. The increase is due to Ada’s Natural Market being acquired in June 2016, and as such, 2016 has one month of activity compared to six months activity in 2017. Gross profit from grocery was $1,678,036 and $197,990 for the six months ended June 30, 2017 and 2016, respectively.

Selling, general and administrative expenses increased $3,774,620 to $7,951,951 for the six months ended June 30, 2017 compared to $4,177,331 for the same period in 2016. The increase is primarily attributable to increases in stock-based compensation of $3,326,357, payroll and benefits of $723,867, depreciation and amortization of $95,450, and occupancy of $91,225, offset by decreases in professional fees of $430,617. Operating expenses also included charges for impairment of goodwill and intangible assets of $1,977,829 and retail store and kiosk closing costs of $333,259 for the six months ended June 30, 2016 which did not occur for the same period in 2017.

Net other expense of $45,489 for the six months ended June 30, 2017 includes a $74,795 loss on repurchase of Series A warrants, other income of $10,461, interest income of $21,978 and interest expense of $3,133. Net other expense of $11,917,852 for the six months ended June 30, 2016 includes $1,752,263 gain on repurchase of Series A warrants, change in the fair value of the derivative liabilities of $13,676,997, interest income of $16,574, and interest expense of $9,692.

Income (loss) from discontinued operations increased $1,276,049 to $76,977 for the six months ended June 30, 2017 as compared to $1,199,072 for the same period in 2016. See Note 3 – Discontinued Operations for further detail.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2017	2016

Net cash used in operating activities	$(1,740,614)	$(5,737,826)
Net cash used in investing activities	(129,756)	(2,917,103)
Net cash used in financing activities	(2,402,553)	(1,495,667)
	$(4,272,923)	$(10,150,596)

Our net cash used in operating activities of $1,740,614 for the six months ended June 30, 2017 resulted from our net loss of $4,480,389, a net cash usage of $770,729 from changes in operating assets and liabilities offset by non-cash adjustments of $3,510,504. Our net cash used in discontinued operations of $52,731 for the six months ended June 30, 2017 resulted from our net income from discontinued operations of $76,977 and a net cash usage of $129,708 from changes in assets and liabilities from discontinued operations. Our net cash used in operating activities of $5,737,826 for the six months ended June 30, 2016 resulted from our net loss of $17,376,046 and by net cash provided of $510,302 from changes in operating assets and liabilities and by non-cash adjustments of $11,127,918. Our net cash used in discontinued operations of $4,749,827 for the six months ended June 30, 2016 resulted from our net loss from discontinued operations of $1,199,072, offset by a net cash usage of $3,550,755 from changes in assets and liabilities from discontinued operations.

The net cash used in investing activities of $129,756 for the six months ended June 30, 2017 resulted from the purchases of a patent and property and equipment. The net cash used in investing activities of $2,917,103 for the six months ended June 30, 2016 is due to purchases property and equipment and the Grocery Acquisition.

The net cash used in financing activities of $2,402,553 for the six months ended June 30, 2017 is due to repurchases of Series A warrants totaling $2,382,467, payment of $34,670 of capital lease obligation and payment of $393 in loan payments, offset by proceeds from a loan payable of $13,977 and exercise of stock options of $1,000. The net cash used in financing activities of $1,495,667 for the six months ended June 30, 2016 is due to repurchases of Series A warrants totaling $1,461,326 and payment of capital lease obligation of $34,341.

At June 30, 2017 and December 31, 2016, we did not have any material financial guarantees or other contractual commitments with vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. The majority of our cash and cash equivalents are concentrated in three financial institutions and are generally in excess of the FDIC insurance limit. The Company has not experienced any losses on its cash and cash equivalents. The following table presents the Company's cash position as of June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016

Cash	$9,093,349	$13,366,272
Total assets	$13,225,076	$17,234,751
Percentage of total assets	68.76%	77.55%

The Company reported a net loss of $4,480,389 for the six months ended June 30, 2017. The Company also had negative working capital of $1,275,755. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to satisfy warrant obligations, and to continue as a going concern. As of July 24, 2017 the Company had approximately $8.6 million of cash. The decrease in cash from June 30, 2017 is primarily attributable to operating expenses.

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

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding retail expansion, the future demand for our products, the transition to vaporizer and other products, competition, the adequacy of our cash resources and our authorized Common Stock, and our continued ability to raise capital.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of June 30, 2017. This evaluation was based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In planning and performing its audit of our financial statements for the year ended December 31, 2016 in accordance with standards of the Public Company Accounting Oversight Board, our prior independent registered public accounting firm (“Prior Auditor”) noted a number of deficiencies in internal control over financial reporting that required audit adjustments that were made to such financial statements. Although our Prior Auditor concluded that not all of the deficiencies rose to the level of a material weakness, they advised us that the combination of such deficiencies constitutes a material weakness in the Company’s internal control over financial reporting related to the overall maintenance of the books and records in full accordance with United States GAAP.

Our Prior Auditor considered the overall deficiency to be related to overall maintenance of our books and records in full accordance with GAAP. This was as a result of insufficient segregation of duties, oversight of work performed and lack of compensating controls in our finance and accounting function due to limited personnel.

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of June 30, 2017 based on the criteria set forth in COSO.

Changes in Internal Control over Financial Reporting

Following this assessment and during the first and second quarters of fiscal year 2017, we have undertaken an action plan to strengthen internal controls and procedures:

●	We built out a new accounting team by filling our Chief Financial Officer, Controller and Accounting Manager positions with personnel possessing extensive experience working at large, publicly-traded companies with exposure to SEC reporting and numerous areas of technical accounting.

●	Our SEC reporting was brought in-house, providing for a more efficient reporting process than that experienced in 2016.

●	Our management has increased its focus on the Company’s month-end account reconciliation process to provide for more reliable and precise financial statements.

Our management continues to review ways in which we can make improvements in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of our business. We do not have any legal proceedings which have a material impact to the financial statements as of June 30, 2017.

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

HEALTHIER CHOICES MANAGEMENT CORP.

Date: July 25, 2017	By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer

Date: July 25, 2017	By:	/s/ John Ollet
John Ollet
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive Officer (906)				Furnished *
32.2	Certification of Principal Financial Officer (906)				Furnished *
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

* This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

