Form 10-Q
period 2017-09-30
Healthier Choices Management Corp.
filed 2017-10-24
CIK 844856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

☐ Yes  ☒ No

As of October 22, 2017, there were 29,348,867,108 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,231,314	$13,366,272
Due from merchant credit card processors, net of reserves	28,410	30,272
Accounts receivable, net of allowance of $10,734 and $33,367, respectively	74,937	25,798
Inventories	937,383	748,551
Prepaid expenses and vendor deposits	91,460	93,229
Current assets from discontinued operations	-	52,903
TOTAL CURRENT ASSETS	9,363,504	14,317,025

Property and equipment, net of accumulated depreciation of $345,211 and $293,398, respectively	611,096	638,926
Intangible assets, net	1,599,871	1,669,329
Goodwill	481,314	481,314
Other assets	119,285	128,157

TOTAL ASSETS	$12,175,070	$17,234,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$541,710	$520,586
Accrued expenses	579,353	779,676
Current portion of capital lease	-	53,054
Current portion of loan payable	2,083	-
Derivative liabilities – non-consenting warrants	398,952	955,173
Derivative liabilities – consenting warrants	9,832,745	11,912,906
Current liabilities from discontinued operations	-	555,810
TOTAL CURRENT LIABILITIES	11,354,843	14,777,205

Loan payable, net of current portion	10,997	-

TOTAL LIABILITIES	11,365,840	14,777,205

COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)

STOCKHOLDERS’ EQUITY
Common Stock, $.0001 par value per share, 750,000,000,000 shares authorized; 29,348,867,108 and 14,213,861,174 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	2,934,887	1,421,386
Additional paid-in capital	7,921,897	3,782,818
Accumulated deficit	(10,047,554)	(2,746,658)
TOTAL STOCKHOLDERS’ EQUITY	809,230	2,457,546

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,175,070	$17,234,751

See notes to unaudited consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
SALES
Vapor sales, net	$1,410,003	$1,474,581	$4,398,942	$5,313,849
Grocery sales, net	1,447,040	1,575,037	5,349,800	2,085,293
TOTAL SALES, NET	2,857,043	3,049,618	9,748,742	7,399,142

Cost of sales vapor	709,445	655,856	1,877,686	2,441,715
Cost of sales grocery	893,838	939,606	3,118,563	1,251,872
GROSS PROFIT	1,253,760	1,454,156	4,752,493	3,705,555

OPERATING EXPENSES
Advertising	16,243	36,008	74,902	58,110
Selling, general and administrative	4,256,080	2,456,313	12,208,030	7,064,511
Impairment of goodwill and intangible assets	-	-	-	1,977,829
Retail store and kiosk closing costs	-	9,243	-	342,503
Total operating expenses	4,272,323	2,501,564	12,282,932	9,442,953
LOSS FROM OPERATIONS	(3,018,563)	(1,047,408)	(7,530,439)	(5,737,398)

OTHER INCOME (EXPENSE)
Gain (loss) on repurchase of Series A warrants	(20,160)	3,437,221	(94,955)	5,189,484
Change in fair value of derivative liabilities	-	(4,812,510)	-	(18,489,507)
Other income	9,665	-	20,126	-
Interest income	4,463	21,845	26,441	38,418
Interest expense	(419)	(3,162)	(3,552)	(12,854)
Total other expense, net	(6,451)	(1,356,606)	(51,940)	(13,274,459)

Net loss from continuing operations	(3,025,014)	(2,404,014)	(7,582,379)	(19,011,857)
Net income (loss) from discontinued operations	204,507	(8,915)	281,483	(777,119)
NET LOSS	$(2,820,507)	$(2,412,929)	$(7,300,896)	$(19,788,976)

NET LOSS PER SHARE-BASIC AND DILUTED
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
NET LOSS PER SHARE -BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	29,327,284,303	5,428,877,583	25,138,693,169	1,966,720,262

See notes to unaudited consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2017

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2017	14,213,861,174	$1,421,386	$3,782,818	$(2,746,658)	$2,457,546

Issuance of common stock in connection with cashless exercise of Series A warrants	15,125,005,934	1,512,501	(1,208,429)	-	304,072
Issuance of stock options in connection with professional services	-	-	9,000	-	9,000
Stock options exercised	10,000,000	1,000	-	-	1,000
Stock-based compensation expense	-	-	5,338,508	-	5,338,508
Net loss	-	-	-	(7,300,896)	(7,300,896)
Balance – September 30, 2017	29,348,867,108	$2,934,887	$7,921,897	$(10,047,554)	$809,230

See notes to unaudited consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(7,300,896)	$(19,788,976)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) loss from discontinued operations	(281,483)	777,119
Change in allowances for bad debt	(22,633)	52,684
Depreciation and amortization	261,456	223,772
Loss on disposal of property and equipment	-	103,312
Accretion of discounts on notes receivable from related party	-	(7,242)
Accrued interest on notes receivable from related party	-	(8,773)
(Gain) loss on repurchase of Series A warrants	94,955	(5,189,484)
Write-down of obsolete and slow moving inventory	290,574	295,940
Stock-based compensation expense	5,338,508	61,794
Stock-based expense in connection with professional services	9,002	-
Impairment of goodwill and intangible assets	-	1,977,829
Change in fair value of derivative liabilities	-	18,489,507
Net cash used in discontinued operations	(221,424)	(2,996,504)
Changes in operating assets and liabilities:
Due from merchant credit card processors	1,862	(20,708)
Accounts receivable	(26,506)	(319,407)
Inventories	(479,406)	(438,509)
Prepaid expenses and vendor deposits	1,769	410
Other assets	8,872	(2,573)
Accounts payable	21,124	165,777
Accrued expenses	(200,323)	(344,579)
Customer deposits	-	17,997
NET CASH USED IN OPERATING ACTIVITIES	(2,504,549)	(6,950,614)

INVESTING ACTIVITIES
Acquisition of grocery store business	-	(2,910,612)
Proceeds received from sale of tradename	-	100,000
Issuance of note receivable to related party in conjunction with sale of wholesale business	-	(500,000)
Collection of loans receivable	-	139,765
Purchases of patent	(50,000)	-
Purchases of property and equipment	(114,168)	(29,763)
NET CASH USED IN INVESTING ACTIVITIES	(164,168)	(3,200,610)

FINANCING ACTIVITIES
Proceeds from loan payable	13,977	-
Principal payments on loan payable	(897)	-
Payments for repurchase of Series A warrants	(2,427,267)	(3,278,827)
Principal payments of capital lease obligations	(53,054)	(50,050)
Proceeds from exercise of stock options	1,000	-
NET CASH USED IN FINANCING ACTIVITIES	(2,466,241)	(3,328,877)

DECREASE IN CASH	(5,134,958)	(13,480,101)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	13,366,272	27,214,991
CASH AND CASH EQUIVALENTS — END OF PERIOD	$8,231,314	$13,734,890

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$3,552	$12,854

NON-CASH INVESTING AND FINANCING ACTIVITIES
Recognition of discounts in connection with notes receivables to related party	$-	$(46,850)
Issuance of common stock in connection with cashless exercise of Series A warrants	$304,072	$4,498,048
Cancellation of treasury stock	$-	$140,591

Preliminary Purchase Price Allocation in connection with the grocery store acquisition:
Amount allocated to goodwill	$-	$481,314
Property and equipment	-	500,225
Intangible assets - favorable lease	-	890,000
Intangible assets - customer relationships	-	60,000
Intangible assets - tradenames and technology	-	824,500
Inventory	-	253,524
Accrued expenses	-	(98,951)
Cash used in the grocery store acquisition	$-	$2,910,612

Sale of Vape Wholesale Inventory and Business
Consideration received:
Note receivable from related party, net of discount	$-	$356,895
Note receivable from related party, net of discount	-	470,485
Treasury stock	-	140,591
Total consideration	-	967,971
Assets and liabilities transferred:
Inventory	-	(258,743)
Accounts receivable, net	-	(244,735)
Vendor deposits	-	(40,949)
Accrued expenses	-	(35,273)
Customer deposits	-	17,850
Loss on repurchase of treasury stock	-	61,850
Cash used in the sale of wholesale business	$-	$(500,000)

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

In September 2017, Hurricane Irma struck Florida and caused major power outages to several of the Company’s operating facilities. Due to the loss of electricity, which lasted approximately one week, the Company suffered lost sales and inventory spoilage. The Company intends to submit insurance claims to recover the cost of lost sales and inventory spoilage, however, such claims have not, and may not, be accepted by our insurance carrier.

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

The Company incurred a loss from operations of approximately $7.5 million for the nine months ended September 30, 2017. As of September 30, 2017, cash and cash equivalents totaled approximately $8.2 million. While we anticipate that our current cash, cash equivalents, and cash to be generated from operations will be sufficient to meet our projected operating plans for the foreseeable future through a year and a day from the issuance of these unaudited consolidated financial statements, should we require additional funds (either through equity or debt financings, collaborative agreements or from other sources) we have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

Sourcing and Vendors

We source from multiple suppliers. These suppliers range from small independent businesses to multinational conglomerates. For the nine months ended September 30, 2017, we purchased approximately 75% of the goods we sell from our top 20 suppliers and approximately 40% of our total purchases were from one vendor.

Basis of Presentation and Principles of Consolidation

The Company’s unaudited consolidated financial statements are prepared in accordance with GAAP. The unaudited consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of the financial statement date.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The terms “we,” “us,” “our,” and the “Company” refer to Healthier Choices Management Corp. and its wholly-owned subsidiaries, Healthy Choice Markets, Inc., Vaporin, Inc., The Vape Store, Inc. (“Vape Store”), Smoke Anywhere U.S.A., Inc. (“Smoke”), Emagine the Vape Store, LLC (“Emagine”), IVGI Acquisition, Inc., Vapormax Franchising LLC, Vaporin LLC, and Vaporin Florida, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

Shipping and Handling

Shipping charges billed to customers are included in net sales and the related shipping and handling costs are included in cost of sales. For the nine months ended September 30, 2017 and 2016 shipping and handling costs of approximately $80,000 and $173,000, respectively, were included in cost of sales.

Concentration of Risk

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. The majority of our cash and cash equivalents are concentrated in three financial institutions and are generally in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. The Company has not experienced any losses on its cash and cash equivalents.

At September 30, 2017, accounts receivable balances included a concentration from three customers with receivable balances ranging from approximately $15,000 to $17,000, all of which are greater than 10% of the total net accounts receivable balance. At December 31, 2016, accounts receivable balances included a concentration from three customers with receivable balances ranging from approximately $9,000 to $24,000, all of which are greater than 10% of the total net accounts receivable balance.

For the nine months ended September 30, 2017 and 2016, the Company did not have any customers with sales in excess of 10% of total sales.

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

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets are recorded at cost, or when acquired as part of a business acquisition, at estimated fair value. Certain identifiable intangible assets are amortized over 3 and 15 years. Similar to tangible personal property and equipment, the Company periodically evaluates identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Indefinite-lived intangible assets, such as goodwill are not amortized. The Company assesses the carrying amounts of goodwill for recoverability on at least an annual basis or when events or changes in circumstances indicate evidence of potential impairment exists, using a fair value based test. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, and the useful life over which cash flows will occur. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for the Company.

During the third quarter of 2017, we changed the date of our annual impairment test from December 31st to September 30th. We believe the change in accounting principle related to changing our annual impairment testing date did not delay, accelerate, or avoid an impairment charge. We have determined that this change in accounting principle is preferable under the circumstances and does not result in adjustments to our financial statements when applied retrospectively. Our 2017 annual impairment test resulted in no impairment being recorded for the nine months ended September 30, 2017.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 along with amending other parts of the goodwill impairment test. Under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, and interim periods therein with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. At adoption, this update will require a prospective approach. The adoption of ASU 2017-04 did not have a significant impact on the Company’s consolidated financial statements.

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In July 2017, the FASB issued a two-part ASU No. 2017-11, I “Accounting for Certain Financial Instruments With Down Round Features” and II “Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception”. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements.

Note 3. DISCONTINUED OPERATIONS

Effective July 31, 2016, the Company sold its wholesale inventory and the related business operations (collectively, “Wholesale Business Assets”). The sale of the wholesale business qualifies as discontinued operations, and accordingly, the Company has excluded results for the wholesale business operations from the Company’s continuing operations in the unaudited consolidated Statements of Operations for all periods presented. The following table shows the results of the Company’s wholesale operations included in the loss from discontinued operations.  Sales shown in the following table are the elimination of sales returns reserves for which customers did not return products.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Wholesale vapor sales, net	$204,507	$281,398	$288,965	$3,125,736

Cost of sales – vapor wholesale	-	203,482	-	2,832,564
Expenses – advertising selling, general and administrative	-	86,831	7,482	1,070,291
Total	-	290,313	7,482	3,902,855
Net income (1oss) from discontinued operations attributable to the wholesale business	$204,507	$(8,915)	$281,483	$(777,119)

The major classes of assets and liabilities of discontinued operations on the balance sheet are as follow:

	September 30, 2017	December 31, 2016
Assets
Accounts receivable	$-	$39,493
Due from merchant credit card processor, net	-	13,410
Total current assets from discontinued operations	$-	$52,903

Liabilities
Accrued expenses	-	555,810
Total current liabilities from discontinued operations	$-	$555,810

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Summarized below are the total net sales and segment operating loss for each reporting segment:

	Three Months Ended
	Net Sales		Segment Gross Profit
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Vapor sales, net	$1,410,003	$1,474,581	$700,558	$818,725
Grocery sales, net	1,447,040	1,575,037	553,202	635,431
Total sales	$2,857,043	$3,049,618	1,253,760	1,454,156

Operating expenses			4,272,323	2,501,564
Operating loss			(3,018,563)	(1,047,408)
Other expense, net			(6,451)	(1,356,606)
Net loss from continuing operations			(3,025,014)	(2,404,014)
Net income (loss) from discontinued operations			204,507	(8,915)
Net loss			$(2,820,507)	$(2,412,929)

For the three months ended September 30, 2017, depreciation and amortization was $17,011 and $68,125 for Vapor and Grocery, respectively. For the three months ended September 30, 2016, depreciation and amortization was $16,991 and $53,305 for Vapor and Grocery, respectively.

	Nine Months Ended
	Net Sales		Segment Gross Profit
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Vapor sales, net	$4,398,942	$5,313,849	$2,521,256	$2,872,134
Grocery sales, net	5,349,800	2,085,293	2,231,237	833,421
Total sales	$9,748,742	$7,399,142	4,752,493	3,705,555

Operating expenses			12,282,932	9,442,953
Operating loss			(7,530,439)	(5,737,398)
Other expense, net			(51,940)	(13,274,459)
Net loss from continuing operations			(7,582,379)	(19,011,857)
Net income (loss) from discontinued operations			281,483	(777,119)
Net loss			$(7,300,896)	$(19,788,976)

For the nine months ended September 30, 2017, depreciation and amortization was $50,270 and $197,985 for Vapor and Grocery, respectively. For the nine months ended September 30, 2016, depreciation and amortization was $58,239 and $70,757 for Vapor and Grocery, respectively.

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. NOTES RECEIVABLE FROM RELATED PARTY

In connection with the sale of its wholesale business, the Company entered into two notes receivable with a related party. As consideration for the sale of wholesale inventory and business the Company received a secured, one-year promissory note in the principal amount of $370,000 (the “Acquisition Note”) bearing an interest rate of 4.5%, which payments thereunder are $10,000 monthly, with such payments commencing on October 28, 2016, with a balloon payment of the remainder of principal and interest due on July 29, 2017. As of September 30, 2017, the balloon payment had not been received.

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

Note 7. INTANGIBLE ASSETS

Intangible assets, net are as follows:

September 30, 2017	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Favorable lease	15 years	$890,000	$(77,629)	$812,371
Trade names	10 years	820,000	(149,000)	671,000
Customer relationships	5 years	60,000	(16,000)	44,000
Technology	10 years	75,000	(5,000)	70,000
Website	3 years	4,500	(2,000)	2,500
Intangible assets, net		$1,849,500	$(249,629)	$1,599,871

December 31, 2016	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Favorable lease	15 years	$890,000	$(33,859)	$856,141
Trade names	10 years	820,000	(87,500)	732,500
Customer relationships	5 years	60,000	(7,000)	53,000
Technology	10 years	25,000	(937)	24,063
Website	3 years	4,500	(875)	3,625
Intangible assets, net		$1,799,500	$(130,171)	$1,669,329

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense amounted to $119,458 and $51,155 for the nine months ended September 30, 2017 and 2016, respectively. Future annual estimated amortization expense is as follows:

Years ending December 31,
2017 (remaining three months)	$40,340
2018	161,361
2019	160,486
2020	159,861
2021	152,861
Thereafter	924,962
Total	$1,599,871

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8. STOCKHOLDERS’ EQUITY

Reverse Splits

On June 1, 2016, the Company’s Board of Directors effected a reverse stock split of the common stock at a ratio of 1-for-20,000. All share and per share amounts have been retroactively adjusted to reflect the reverse stock splits.

Compensatory Common Stock Summary

During the nine months ended September 30, 2017 and 2016, the Company recognized stock-based compensation expense related to compensatory Common Stock in the amount of $0 and $52,000, respectively. Stock-based compensation expense is included as part of selling, general and administrative expense in the accompanying consolidated statements of operations. As of September 30, 2017, there was no unamortized expense remaining related to stock awards because the remaining non-vested shares vested on April 1, 2016.

Series A Warrants

Through September 30, 2017, 1 Series A warrant has been exercised through the cashless exercise provision, resulting in the issuance of 15,125,005,934 shares of the Company’s common stock.

A summary of warrant activity for the nine months ended September 30, 2017 is presented below:

	Exercise Price	Warrant Common Stock Equivalent	Remaining Contractual Term
Outstanding at January 1, 2017	$0.0001	634,754,364,551	3.60
Warrants repurchased	$(0.000021)	(114,796,220,280)
Cashless exercises for common stock	$(0.0001)	(15,125,005,934)
Black Scholes Value adjustment	$(0.0001)	(198,093,264)

Outstanding at September 30, 2017	$0.0001	504,635,045,073	2.85

Pursuant to the Series A warrant agreement, the Black Scholes value is calculated by a third-party and utilized in calculating the warrant common stock equivalents at the point of cashless exercise. As such, the value is computed at the end of each reporting period to determine the amount of warrant common stock equivalents outstanding using the formula below:

(Series A warrants exercised * Black Scholes Value) / closing common stock bid price as of two trading days prior.

A summary of the outstanding warrant common stock equivalents at January 1, 2017 and September 30, 2017 is presented below:

	September 30, 2017	January 1, 2017
Warrants outstanding	33	42
Black Scholes value	1,519,079	1,519,297
Closing bid stock price	$0.0001	$0.0001
Warrant common stock equivalent	504,635,045,073	634,754,364,551

Stock Options

During the three months ended September 30, 2017 and 2016, the Company recognized stock-based compensation of approximately $2,038,000 and $2,000, respectively, in connection with the amortization of stock options, net of recovery of stock-based charges for forfeited unvested stock options. During the nine months ended September 30, 2017 and 2016, the Company recognized stock-based compensation of approximately $5,339,000 and $10,000, respectively. Stock-based compensation expense is included as part of selling, general and administrative expense in the accompanying consolidated statements of operations.

At September 30, 2017, the amount of unamortized stock-based compensation expense associated with unvested stock options granted to employees, directors and consultants was approximately $3.3 million, which will be amortized over a weighted average period of 0.6 years. At December 31, 2016, the amount of unamortized stock-based compensation expense associated with unvested stock options granted to employees, directors and consultants was approximately $0.5 million, which will be amortized over a weighted average period of 1.7 years.

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Loss per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of shares of common stock outstanding and, if dilutive, potential shares of common stock outstanding during the period. Potential common shares consist of incremental shares of common stock issuable upon (a) the exercise of stock options (using the treasury stock method); (b) the exercise of warrants (using the if-converted method). For the nine months ended September 30, 2017 and 2016, diluted loss per share excludes the potential shares of common stock, as their effect is antidilutive.

The following table summarizes the Company’s securities, in common share equivalents, that have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	September 30, 2017	September 30, 2016

Stock options	86,911,261,360	11,360
Warrants	504,635,045,073	655,691,759,993
Total	591,546,306,433	655,691,771,353

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

Nonfinancial assets such as goodwill, other intangible assets, and long-lived assets held and used are measured at fair value and tested for impairment annually, or when there is an indicator of impairment between annual tests.

The following table summarizes the liabilities measured at fair value on a recurring basis as of September 30, 2017:

	Level 1	Level 2	Level 3	Total
LIABILITIES
Derivative liabilities – non-consenting warrants	$-	$398,952	$-	$398,952
Derivative liabilities – consenting warrants	-	9,832,745	-	9,832,745
Total derivative liabilities	$-	$10,231,697	$-	$10,231,697

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

The Company determined that its offer to purchase its Series A warrants for $0.000021 per warrant was the best indicator of the fair value of the derivative liabilities as of September 30, 2017 and December 31, 2016.

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

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of our business. We do not have any legal proceedings which have a material impact to the financial statements as of September 30, 2017.

Purchase Commitments

At September 30, 2017 and December 31, 2016, the Company had vendor deposits of approximately $3,000 and $7,000, respectively, which are included as a component of prepaid expenses and vendor deposits in the consolidated balance sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 27, 2017. The terms “we,” “us,” “our,” and the “Company” refer to Healthier Choices Management Corp. and its wholly-owned subsidiaries, Healthy Choice Markets, Inc., Vaporin, Inc., Vape Store, Smoke, Emagine, IVGI Acquisition, Inc., Vapormax Franchising LLC, Vaporin LLC, and Vaporin Florida, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

We had a large number of warrants outstanding with features that made the warrants more debt-like than equity and could possibly result in cash outflows. Additionally, for the nine months ended September 30, 2017, we reported a net loss of $7,300,896 and had a working capital deficit of $1,991,339. These factors raised substantial doubt about our ability to continue as a going concern.

During 2016 and early 2017, we took steps to mitigate these factors by:

●	increasing the number of authorized shares to 750,000,000,000 so that there would be sufficient shares available for issuance should all the warrant holders exercise; and

●	entering into a Fifth Amended and Restated Series A Warrant Standstill Agreement (the “Fifth Amendment”) with warrant holders to effectively eliminate the possibility that warrant holders will exercise for anything other than shares.

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

Results of Operations

The following table sets forth our unaudited consolidated Statements of Operations for the three months ended September 30, 2017 and 2016 that is used in the following discussions of our results of operations:

	Three Months Ended September 30,		2016 to 2017
	2017	2016	Change
SALES
Vapor sales, net	$1,410,003	$1,474,581	$(64,578)
Grocery sales, net	1,447,040	1,575,037	(127,997)
TOTAL SALES, NET	2,857,043	3,049,618	(192,575)

Cost of sales vapor	709,445	655,856	53,589
Cost of sales grocery	893,838	939,606	(45,768)
GROSS PROFIT	1,253,760	1,454,156	(200,396)

OPERATING EXPENSES
Advertising	16,243	36,008	(19,765)
Selling, general and administrative	4,256,080	2,456,313	1,799,767
Retail store and kiosk closing costs	-	9,243	(9,243)
Total operating expenses	4,272,323	2,501,564	1,770,759
LOSS FROM OPERATIONS	(3,018,563)	(1,047,408)	(1,971,155)

OTHER INCOME (EXPENSE)
Gain (loss) on repurchases of Series A warrants	(20,160)	3,437,221	(3,457,381)
Change in fair value of derivative liabilities	-	(4,812,510)	4,812,510
Other income	9,665	-	9,665
Interest income	4,463	21,845	(17,382)
Interest expense	(419)	(3,162)	2,743
Total other expense, net	(6,451)	(1,356,606)	1,350,155

Net loss from continuing operations	(3,025,014)	(2,404,014)	(621,000)
Net income (loss) from discontinued operations	204,507	(8,915)	213,422
NET LOSS	$(2,820,507)	$(2,412,929)	$(407,578)

Net vapor sales decreased $64,578 to $1,410,003 for the three months ended September 30, 2017 as compared to $1,474,581 for the same period in 2016. The decrease in sales is primarily due to the decreased number of thirteen stores open during the three months ended September 30, 2017 as compared to fourteen retail stores for the same period in 2016.

Net grocery sales decreased $127,997 to $1,447,040 for the three months ended September 30, 2017 as compared to $1,575,037 for the same period in 2016. The decrease in sales is primarily due to Ada’s Natural Market suffering an extended power outage caused by hurricane Irma, resulting in lost sales and inventory spoilage.

Vapor cost of goods sold for the three months ended September 30, 2017 and 2016 were $709,445 and $655,856, respectively, an increase of $53,589. The increase is primarily due to increases in product costs during the three months ended September 30, 2017 as compared to the same period in 2016. Gross profit from retail stores was $700,558 and $818,725 for the three months ended September 30, 2017 and 2016, respectively.

Grocery cost of goods sold for the three months ended September 30, 2017 and 2016 were $893,838 and $939,606, respectively, a decrease of $45,768. The decrease is primarily due to Ada’s Natural Market suffering an extended power outage caused by hurricane Irma, resulting in lost sales and lower cost of goods sold, which was offset by spoiled inventory estimated at $80,000. Gross profit from grocery was $553,202 and $635,431 for the three months ended September 30, 2017 and 2016, respectively.

Selling, general and administrative expenses increased $1,799,767 to $4,256,080 for the three months ended September 30, 2017 compared to $2,456,313 for the same period in 2016. The increase is primarily attributable to increases in stock-based compensation of $2,035,595, payroll and benefits of $41,341 and depreciation and amortization of $17,323, offset by decreases in professional fees of $216,046, occupancy costs of $43,913, taxes, licenses and permits of $15,920 and bank service charges and merchant account fees of $12,897.

Net other expense of $6,451 for the three months ended September 30, 2017 includes interest income of $4,463, other income of $9,665, loss on repurchase of Series A warrants of $20,160, and interest expense of $419. Net other income of $1,356,606 for the three months ended September 30, 2016 includes a $4,812,510 change in the fair value of the derivative liabilities, $3,437,221 gain on repurchase of Series A warrants, $21,845 of interest income, and $3,162 of interest expense.

Net income from discontinued operations increased $213,422 to $204,507 for the three months ended September 30, 2017 as compared to net loss of $8,915 for the same period in 2016. See Note 3 – Discontinued Operations for further detail.

The following table sets forth our unaudited consolidated Statements of Operations for the nine months ended September 30, 2017 and 2016 that is used in the following discussions of our results of operations:

	Nine Months Ended September 30,		2016 to 2017
	2017	2016	Change
SALES
Vapor sales, net	$4,398,942	$5,313,849	$(914,907)
Grocery sales, net	5,349,800	2,085,293	3,264,507
TOTAL SALES, NET	9,748,742	7,399,142	2,349,600

Cost of sales vapor	1,877,686	2,441,715	(564,029)
Cost of sales grocery	3,118,563	1,251,872	1,866,691
GROSS PROFIT	4,752,493	3,705,555	1,046,938

OPERATING EXPENSES
Advertising	74,902	58,110	16,792
Selling, general and administrative	12,208,030	7,064,511	5,143,519
Impairment of goodwill and intangible assets	-	1,977,829	(1,977,829)
Retail store and kiosk closing costs	-	342,503	(342,503)
Total operating expenses	12,282,932	9,442,953	2,839,979
LOSS FROM OPERATIONS	(7,530,439)	(5,737,398)	(1,793,041)

OTHER INCOME (EXPENSE)
Gain (loss) on repurchases of Series A warrants	(94,955)	5,189,484	(5,284,439)
Change in fair value of derivative liabilities	-	(18,489,507)	18,489,507
Other income	20,126	-	20,126
Interest income	26,441	38,418	(11,977)
Interest expense	(3,552)	(12,854)	9,302
Total other expense, net	(51,940)	(13,274,459)	13,222,519

Net loss from continuing operations	(7,582,379)	(19,011,857)	11,429,478
Net income (loss) from discontinued operations	281,483	(777,119)	1,058,602
NET LOSS	$(7,300,896)	$(19,788,976)	$12,488,080

Net vapor sales decreased $914,907 to $4,398,942 for the nine months ended September 30, 2017 as compared to $5,313,849 for the same period in 2016. The decrease in sales is primarily due to the decreased number of thirteen stores open during the nine months ended September 30, 2017 as compared to fourteen to twenty retail stores for the same period in 2016.

Net grocery sales increased $3,264,507 to $5,349,800 for the nine months ended September 30, 2017 as compared to $2,085,293 for the same period in 2016. The increase in sales is due to Ada’s Natural Market being acquired in June 2016, and as such, 2016 has four months of activity compared to nine months activity in 2017.

Vapor cost of goods sold for the nine months ended September 30, 2017 and 2016 were $1,877,686 and $2,441,715, respectively, a decrease of $564,029. The decrease in cost of goods sold is primarily due to the decreased number of thirteen stores open during the nine months ended September 30, 2017 as compared to fourteen to twenty retail stores for the same period in 2016. Gross profit from retail stores was $2,521,256 and $2,872,134 for the nine months ended September 30, 2017 and 2016, respectively.

Grocery cost of goods sold for the nine months ended September 30, 2017 and 2016 were $3,118,563 and $1,251,872, respectively, an increase of $1,866,691. The increase is due to Ada’s Natural Market being acquired in June 2016, and as such, 2016 has four months of activity compared to nine months activity in 2017. Gross profit from grocery was $2,231,237 and $833,421 for the nine months ended September 30, 2017 and 2016, respectively.

Selling, general and administrative expenses increased $5,143,519 to $12,208,030 for the nine months ended September 30, 2017 compared to $7,064,511 for the same period in 2016. The increase is primarily attributable to increases in stock-based compensation of $5,276,714, payroll and benefits of $623,634, insurance of $43,319, depreciation and amortization of $37,684, and occupancy of $39,473, offset by decreases in professional fees of $911,779. Operating expenses also included charges for impairment of goodwill and intangible assets of $1,977,829 and retail store and kiosk closing costs of $342,503 for the nine months ended September 30, 2016 which did not occur for the same period in 2017.

Net other expense of $51,940 for the nine months ended September 30, 2017 includes a $94,955 loss on repurchase of Series A warrants, other income of $20,126, interest income of $26,441 and interest expense of $3,552. Net other expense of $13,274,459 for the nine months ended September 30, 2016 includes $5,189,484 gain on repurchase of Series A warrants, change in the fair value of the derivative liabilities of $18,489,507, interest income of $38,418, and interest expense of $12,854.

Income from discontinued operations increased $1,058,602, to $281,483 for the nine months ended September 30, 2017 as compared to net loss of $777,119 for the same period in 2016. See Note 3 – Discontinued Operations for further detail.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2017	2016

Net cash used in operating activities	$(2,504,549)	$(6,950,614)
Net cash used in investing activities	(164,168)	(3,200,610)
Net cash used in financing activities	(2,466,241)	(3,328,877)
	$(5,134,958)	$(13,480,101)

Our net cash used in operating activities of $2,504,549 for the nine months ended September 30, 2017 resulted from our net loss of $7,300,896, a net cash usage of $672,608 from changes in operating assets and liabilities offset by non-cash adjustments of $5,468,955. Our net cash used in discontinued operations of $221,424 for the nine months ended September 30, 2017 resulted from our net income from discontinued operations of $281,483 and a net cash usage of $502,907 from changes in assets and liabilities from discontinued operations. Our net cash used in operating activities of $6,950,614 for the nine months ended September 30, 2016 resulted from our net loss of $19,788,976 and by net cash provided of $941,592 from changes in operating assets and liabilities and by non-cash adjustments of $13,779,954. Our net cash used in discontinued operations of $2,996,504 for the nine months ended September 30, 2016 resulted from our net loss from discontinued operations of $777,119, offset by a net cash usage of $2,219,385 from changes in assets and liabilities from discontinued operations.

The net cash used in investing activities of $164,168 for the nine months ended September 30, 2017 resulted from the purchases of a patent and property and equipment. The net cash used in investing activities of $3,200,610 for the nine months ended September 30, 2016 is primarily due to purchases of property and equipment and the Grocery Acquisition.

The net cash used in financing activities of $2,466,241 for the nine months ended September 30, 2017 is due to repurchases of Series A warrants totaling $2,427,267, payment of $53,054 of capital lease obligation and payment of $897 in loan payments, offset by proceeds from a loan payable of $13,977 and exercise of stock options of $1,000. The net cash used in financing activities of $3,328,877 for the nine months ended September 30, 2016 is due to repurchases of Series A warrants totaling $3,278,827 and payment of capital lease obligation of $50,050.

At September 30, 2017 and December 31, 2016, we did not have any material financial guarantees or other contractual commitments with vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. The majority of our cash and cash equivalents are concentrated in three financial institutions and are generally in excess of the FDIC insurance limit. The Company has not experienced any losses on its cash and cash equivalents. The following table presents the Company's cash position as of September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016

Cash	$8,231,314	$13,366,272
Total assets	$12,175,070	$17,234,751
Percentage of total assets	67.61%	77.55%

The Company reported a net loss of $7,300,896 for the nine months ended September 30, 2017. The Company also had negative working capital of $1,991,339. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to satisfy warrant obligations, and to continue as a going concern. As of October 22, 2017, the Company had approximately $7.9 million of cash. The decrease in cash from September 30, 2017 is primarily attributable to operating expenses.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of September 30, 2017. This evaluation was based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In planning and performing its audit of our financial statements for the year ended December 31, 2016 in accordance with standards of the Public Company Accounting Oversight Board, our prior independent registered public accounting firm (“Prior Auditor”) noted a number of deficiencies in internal control over financial reporting that required audit adjustments that were made to such financial statements. Although our Prior Auditor concluded that not all of the deficiencies rose to the level of a material weakness, they advised us that the combination of such deficiencies constitutes a material weakness in the Company’s internal control over financial reporting related to the overall maintenance of the books and records in full accordance with U.S. GAAP.

Our Prior Auditor considered the overall deficiency to be related to overall maintenance of our books and records in full accordance with GAAP. This was as a result of insufficient segregation of duties, oversight of work performed and lack of compensating controls in our finance and accounting function due to limited personnel.

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of September 30, 2017 based on the criteria set forth in COSO.

Changes in Internal Control over Financial Reporting

Following this assessment and during the first and second quarters of fiscal year 2017, we have undertaken an action plan to strengthen internal controls and procedures:

●	We built out a new accounting team by filling our Chief Financial Officer, Controller and Accounting Manager positions with personnel possessing extensive experience working at large, publicly-traded companies with exposure to SEC reporting and numerous areas of technical accounting.

●	Our SEC reporting was brought in-house as the function was previously accomplished using outside consultants; providing for a more efficient reporting process than that experienced in 2016.

●	Our management has increased its focus on the Company’s month-end account reconciliation process to provide for more reliable and precise financial statements.

Our management continues to review ways in which we can make improvements in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of our business. We do not have any legal proceedings which have a material impact to the financial statements as of September 30, 2017.

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

HEALTHIER CHOICES MANAGEMENT CORP.

Date: October 23, 2017	By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer

Date: October 23, 2017	By:	/s/ John Ollet
John Ollet
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive Officer (906)				Furnished *
32.2	Certification of Principal Financial Officer (906)				Furnished *
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

* This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

