Form 10-K
period 2017-12-31
Healthier Choices Management Corp.
filed 2018-03-15
CIK 844856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

HEALTHIER CHOICES MANAGEMENT CORP.

(Exact name of registrant as specified in its charter)

Delaware	001-36469	84-1070932
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

Address of Principal Executive Office: 3800 North 28th Way Hollywood, FL 33020

Registrant’s telephone number, including area code: (305) 600-5004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2,922,951.24 million based on the June 30, 2017 closing price of $0.0001 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 29,348,867,108 shares outstanding as of March 13, 2018.

PART I

Item 1. Business.

Healthier Choices Management Corp. (the “Company”) is a holding company focused on providing consumers with healthier daily choices with respect to nutrition and other lifestyle alternatives. The Company currently operates thirteen retail vape stores in the Southeast region of the United States, through which it offers e-liquids, vaporizers and related products. The Company also operates Ada’s Natural Market, a natural and organic grocery store, through its wholly owned subsidiary Healthy Choice Markets, Inc. Ada’s Natural Market offers fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products and natural household items.

In September 2017, Hurricane Irma struck Florida and caused major power outages to several of the Company’s operating facilities. Due to the loss of electricity, which lasted approximately one week, the Company suffered lost sales and inventory spoilage. The Company submitted insurance claims to recover a portion of the cost of lost sales and inventory spoilage of approximately $41,000. As of December 31, 2017, the insurance claims have been accepted by our insurance carrier and are included in other assets as payment has not been received.

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

Vaporizers

“Vaporizers” are battery-powered products that enable users to inhale nicotine vapor without smoke, tar, ash, or carbon monoxide. Regardless of their construction, they are comprised of three functional components:

●	a mouthpiece, which is a small plastic cartridge that contains a liquid nicotine solution;

●	the heating element that vaporizes the liquid nicotine so that it can be inhaled; and

●	the electronic devices which include: a lithium-ion battery, an airflow sensor, a microchip controller and an LED, which illuminates to indicate use.

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

Our Improvements and Product Development on Intellectual Property

We have developed, trademarked and are preparing to commercialize additional products. We include product development expenses as part of our operating expenses. While we currently own no patents which are material to our business, we were recently issued a utility patent covering a vaporizer or electronic cigarette device. This patented improvement is intended to prevent the release and ingestion of metal particles from the heating element from entering the lungs of the user of the vaporizer or electronic cigarette. Additionally, we have a suite of patent applications pending in the United States. There is no assurance that we will be awarded patents for of any of these pending patent applications.

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

Our Kits and Accessories

Our vaporizers are available in kits that contain everything a user needs to begin enjoying their “vaping” experience. In addition to kits, we sell replacement parts including batteries, coils, refill cartridges or cartomizers that contain the liquid solution, atomizers, tanks and e-liquids. Our refill cartridges and e-liquids are available in various assorted flavors and nicotine levels (including 0.0% nicotine). In addition to our vaporizer products, we sell an assortment of accessories, including various types of chargers (including USB chargers), carrying cases and lanyards.

The Market for Vaporizers

We market our vaporizers as an alternative to traditional tobacco cigarettes and cigars. We offer our products in multiple nicotine strengths and flavors. Because vaporizers and electronic cigarettes offer a “smoking” experience without the burning of tobacco leaf, vaporizers and electronic cigarettes offer users the ability to satisfy their nicotine cravings without smoke, tar, ash or carbon monoxide. In many cases vaporizers may be used where tobacco-burning cigarettes may not. Vaporizers may be used in some instances where for regulatory or safety reasons tobacco burning cigarettes may not be used. However, certain states, cities, businesses, providers of transportation and public venues in the U.S. have banned the use of vaporizers, where traditional cigarettes may not be smoked, while others are considering banning the use of vaporizers. We cannot provide any assurances that the use of vaporizers will be permitted in places where traditional tobacco burning cigarette use is banned. See “Risk Factors” for further discussion.

Advertising

Currently, we advertise our products primarily through point of sale materials and displays at retail locations. We also attempt to build brand awareness through social media marketing activities, price promotions, in-store and on-premise promotions, public relations and radio advertising. We intend to continue to strategically manage our advertising activities in 2018 to gain editorial coverage for our brands. Some of our competitors promote their brands through print media and television commercials, and through celebrity endorsements, and have substantial resources to devote to such efforts. We believe that our and our competitors’ efforts have helped increase our sales, our product acceptance and general industry awareness.

Distribution and Sales

The Company sells directly to consumers through thirteen company owned retail vape stores. Our management believes that consumers are shifting towards vape stores for an enhanced experience. This enhanced experienced is derived from the greater variety of products at the stores, the knowledgeable staff and the social atmosphere. The Company anticipates a significant portion of future revenue will continue to come from its retail stores.

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

Our goal is to achieve a position of sustainable leadership in the vaporizer industry. Our strategy consists of the following key elements:

●	develop new product offerings with new technology and performance advancements;

●	continue our product focus on vaporizers and e-liquids;

●	invest in and leverage our existing brand through marketing and advertising;

●	expanding into new potential markets;

●	align our product offerings and cost with market demand; and

●	consider diversifying our line of business

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

On April 24, 2014, the FDA released proposed rules that would extend its regulatory authority to electronic cigarettes and certain other tobacco products under the Tobacco Control Act. The proposed rules would require that electronic cigarette manufacturers (i) register with the FDA and report electronic cigarette product and ingredient listings; (ii) market new electronic cigarette products only after FDA review; (iii) only make direct and implied claims of reduced risk if the FDA confirms that scientific evidence supports the claim and that marketing the electronic cigarette product will benefit public health as a whole; (iv) not distribute free samples; (v) implement minimum age and identification restrictions to prevent sales to individuals under age 18; (vi) include a health warning; and (vii) not sell electronic cigarettes in vending machines, unless in a facility that never admits youth. It is not known how long finalizing and implementing this regulatory process to may take. Accordingly, the Company cannot predict the content of any final rules from the proposed rules or the impact they may have.

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

On July 1, 2015, the FDA published a document entitled “Advanced notice of proposed rulemaking” or the Advance. Through the Advance, the FDA solicited public comments on whether it should issue rules with respect to nicotine exposure warning and child-resistant packaging for e-liquids containing nicotine. Following public comment, the FDA may issue proposed rules in furtherance of the purposes outlined in the Advance and ultimately pass the rules as proposed or in modified form. We cannot predict whether rules will be passed or if they will have a material adverse effect on our future results of operations and financial conditions.

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

Healthy Choice Markets

Healthy Choice is a specialty retailer of natural and organic groceries and dietary supplements. We focus on providing high-quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We strive to generate long-term relationships with our customers based on quality and service by:

●	selling only natural and organic groceries;

●	offering affordable prices and a shopper-friendly retail environment; and

●	dine-in options at our Natural Organic Juice Bar and Green Leaf Café.

Our History and Founding Principles

We are committed to maintaining the following founding principles, which have helped foster our growth:

●	Quality. Every product on our shelves must go through a rigorous screening and approval process. Our mission includes providing the highest quality groceries and supplements, Natural Grocers branded products, European and United States Department of Agriculture (USDA) certified organic and fresh produce at the best prices in the industry.

●	Community. Ada’s Market has been serving the Ft. Myers community for 40 years.

●	Employees. Our employees make our company great. We work hard to ensure that our employees are able to live a healthy, balanced lifestyle. We support them with free nutrition education programs, good pay and excellent benefits.

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

We believe the growth in sales of natural and organic foods and dietary supplements continues to be driven by numerous factors, including:

●	greater consumer focus on high-quality nutritional products;

●	an increased awareness of the importance of good nutrition to long-term wellness;

●	an aging Ft. Myer’s community that is seeking healthy lifestyle alternatives;

●	heightened consumer awareness about the importance of food quality and a desire to avoid pesticide residues, growth hormones, artificial ingredients and genetically engineered ingredients in foods;

●	growing consumer concerns over the use of harmful chemical additives in body care and household cleaning supplies;

●	well-established natural and organic brands, which generate additional industry awareness and credibility with consumers; and

●	the growth in the number of consumers with special dietary requirements as a result of allergies, chemical sensitivities, auto-immune disorders and other conditions.

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

Grow our customer base. We plan to implement several measures aimed at building our brand awareness and growing our customer base, including: (i) redesigning our website (www.adasmarket.com) to enhance functionality, create a more engaging user experience and increase its reach and effectiveness; (ii) introducing customer appreciation programs at all our stores; and (iii) developing new collateral marketing materials. We believe offering nutrition education has historically been one of our most effective marketing strategies for reaching new customers and increasing the demand for natural and organic groceries and dietary supplements in our markets.

Improve operating margins. We expect to continue to improve our operating margins as we benefit from investments we have made or are making in fixed overhead and information technology. As we add additional stores, we expect to achieve greater economies of scale through sourcing and distribution. To achieve additional operating margin expansion, we intend to further optimize performance, maintain appropriate store labor levels and effectively manage product selection and pricing.

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

Our Store Format. Ada’s has 16,000 selling square feet. Approximately 1,000 of our stores’ selling square footage is dedicated to dietary supplements. Ada’s sells approximately 10,000 SKUs of natural and organic products per store.

Our Products

Product Selection Guidelines. We have a set of strict quality guidelines covering all products we sell. For example:

●	we do not approve for sale food known to contain artificial colors, flavors, preservatives or sweeteners or partially hydrogenated or hydrogenated oils or phthalates or parabens, regardless of the proportion of its natural or organic ingredients;

●	we sell USDA certified organic produce;

●	we sell meats naturally raised without hormones, antibiotics or treatments and that were not fed animal by-products; and

●	we do not sell any tobacco or tobacco-related products.

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

What We Sell. We operate both a full-service natural and organic grocery store and a dietary supplement store within a single retail location. The following is a breakdown of our product mix:

The products in our stores include:

●	Grocery. We offer a broad selection of natural and organic grocery products with an emphasis on minimally processed and single ingredient products that are not known to contain artificial colors, flavors, preservatives or sweeteners or partially hydrogenated or hydrogenated oils. Additionally, we carry a wide variety of products associated with special diets such as gluten free, vegetarian and non-dairy. Our grocery products include:

●	Produce. We sell USDA-certified organic produce and source from local, organic producers whenever feasible. Our selection varies based on seasonal availability, and we offer a variety of organic produce offerings that are not typically found at conventional food retailers.

●	Bulk Food and Private Label Products. We sell a wide selection of private label repackaged bulk and other products, including nuts, water, pasta, canned seafood, dried fruits, grains, granolas, honey, eggs, herbs, spices and teas.

●	Dry, Frozen and Canned Groceries. We offer a wide variety of natural and organic dry, frozen and canned groceries, including cereals, soups, baby foods, frozen entrees and snack items. We offer a broad selection of natural chocolate bars, and energy, protein and food bars.

●	Meats and Seafood. We offer naturally-raised or organic meat products. The meat products we offer come from animals that have never been treated with antibiotics or hormones or fed animal by-products. Additionally, we only buy from companies we believe employ humane animal-raising practices. Our seafood items are generally frozen at the time of processing and sold from our freezer section, thereby ensuring freshness and reducing food spoilage and safety issues.

●	Dairy Products and Dairy Substitutes. We offer a broad selection of natural and organic dairy products such as milk, eggs, cheeses, yogurts and beverages, as well as non-dairy substitutes made from almonds, coconuts, rice and soy.

●	Prepared Foods. Our stores have a convenient selection of refrigerated prepared fresh food items, including salads, sandwiches, salsa, humus and wraps. The size of this offering varies by location.

●	Bread and Baked Goods. We receive regular deliveries of a wide selection of bakery products for our bakery section, which includes an extensive selection of gluten-free items.

●	Beverages. We offer a wide variety of non-alcoholic and alcoholic beverages containing natural and organic ingredients.

●	Dietary Supplements. We offer a wide selection of vitamins, supplements and natural remedies. Our staff is well educated and trained on multiple aspects of natural medicine.

●	Body Care. We offer a full range of cosmetics, skin care, hair care, fragrance and personal care products containing natural and organic ingredients. Our body care offerings range from bargain-priced basics to high-end formulations.

●	Household and General Merchandise. Our offerings include sustainable, hypo-allergenic and fragrance-free household products, including cleaning supplies, paper products, dish and laundry soap and other common household products, including diapers.

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

Many of our suppliers are inspected and certified under the USDA National Organic Program, voluntary industry associations, and other third-party auditing programs with regard to additional ingredients, manufacturing and handling standards. We operate all our stores in compliance with the National Organic Program standards, which restricts the use of certain substances for cleaning and pest control and requires rigorous recordkeeping, among other requirements.

Our Pricing Strategy

We believe our pricing strategy allows our customers to shop our stores on a regular basis for their groceries and dietary supplements.

The key elements of our pricing strategy include:

●	heavily advertised deals supported by manufacturer participation;

●	in-store specials generally lasting for 30 days and not advertised outside the store;

●	managers’ specials, such as clearance, overstock, short-dated or promotional incentives; and

●	specials on seasonally harvested produce.

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

Sourcing and Vendors. We source from approximately 250 suppliers, and offer over 4,000 brands. These suppliers range from small independent businesses to multi-national conglomerates. As of December 31, 2017, we purchased approximately 75% of the goods we sell from our top 20 suppliers. For the fiscal year ended December 31, 2017, approximately 40% of our total purchases were from one vendor. We maintain good relations with all our suppliers and believe we have adequate alternative supply methods, including self-distribution.

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

Segment Information

We have two reporting segments, natural and organic retail stores (“Grocery”) and vapor products (“Vapor”), through which we conduct all of our business.

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

We had a large number of warrants outstanding with features that made the warrants more debt-like than equity and could possibly result in cash outflows. Additionally, for the year ended December 31, 2017, we reported a net loss of approximately $9.9 million and had a working capital deficit of approximately $2.3 million. These factors raised substantial doubt about our ability to continue as a going concern.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The Company currently has lease agreements for 13 retail vape store locations and an administrative office. Under these leases, the initial lease terms range from one to five years. The Company also has a lease agreement for its grocery sales operations. Refer to Note 9 for the overall lease liability commitment.

Item 3. Legal Proceedings.

No response is required under Item 103 of Regulation S-K. For a description of any other legal proceedings, see Note 9 of the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently listed on the OTC Pink marketplace under the symbol “HCMC”. On January 25, 2016, the Units separated into Series A Convertible Preferred Stock and Series A Warrants and public trading of the Units ceased.

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

The following table contains, for the periods indicated, the intraday high and low sale prices per share of our common stock and Units.1

	Common Stock[1]
	High	Low
	$	$
Fiscal 2016	1.00	0.0005
First Quarter	0.25	0.0071
Second Quarter	1.00	0.0001
Third Quarter	0.0002	0.0001
Fourth Quarter	0.0001	0.0005
Fiscal 2017	0.0001	0.0001
First Quarter	0.0001	0.0001
Second Quarter	0.0002	0.0001
Third Quarter	0.0001	0.0001
Fourth Quarter	0.0001	0.0001

1 The Company effected a 1-for-70 reverse stock split on March 9, 2016 and a 1-for-20,000 reverse stock split on May 27, 2016. Common stock per share information gives effect to the aforementioned reverse splits of the Company’s common stock.

As of March 13, 2018, there were approximately 29,348,867,108 stockholders of record for our common stock. A substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

As of March 13, 2018 the last reported sale price of our common stock on OTC Pink Marketplace was $0.0001 per share.

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

Other Repurchases of Outstanding Series A Warrants

Other repurchases of Series A Warrants during 2017 are set forth in the table below.

Period	Total Number of Series A Warrants Purchased	Average Price Paid per Series A Warrant
April 1, 2016 – June 30, 2016	3,706,793.000	0.39
July 1, 2016 – September 30, 2016	1,817,501.000	0.25
January 1, 2017 – September 30, 2017	10,601,412	0.23

Item 6. Selected Financial Data.

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included elsewhere in this report. “Management’s Discussion and Analysis of Financial Condition” and “Results of Operations” contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Results of Operations

The following table sets forth our Consolidated Statements of Operations for the years ended December 31, 2017 and 2016 that is used in the following discussions of our results of operations:

	For the Year Ended December 31,		2017 to 2016
	2017	2016	Change $
SALES:
Vapor sales, net	$5,867,202	$6,722,052	$(854,850)
Grocery sales, net	7,093,893	3,843,111	3,250,782
Total Sales	12,961,095	10,565,163	2,395,932
Cost of sales vapor	2,567,400	2,979,609	(412,209)
Cost of sales grocery	4,114,914	2,352,201	1,762,713
GROSS PROFIT	6,278,781	5,233,353	1,045,428

EXPENSES:
Advertising	110,694	92,124	18,570
Selling, general and administrative	16,444,944	9,700,479	6,744,465
Impairment of goodwill and intangible assets	-	3,955,362	(3,955,362)
Retail store and kiosk closing costs	-	347,656	(347,656)
Total operating expenses	16,555,638	14,095,621	2,460,017
Operating loss	(10,276,857)	(8,862,268)	(1,414,589)

OTHER INCOME (EXPENSES):
Amortization of debt discounts	-	21,599	(21,599)
Gain (loss) on warrant repurchases	(94,955)	5,189,484	(5,284,439)
Non-cash change in fair value of derivative liabilities	-	15,255,143	(15,255,143)
Other income	200,129	640,000	(439,871)
Interest income	33,774	45,723	(11,949)
Other expense	(1,780)	-	(1,780)
Interest expense	(3,722)	(15,386)	11,664
Total other income	133,446	21,136,563	(21,003,117)

Net income (loss) from continuing operations	(10,143,411)	12,274,295	(22,417,706)
Net income (loss) from discontinued operations	281,483	(1,589,803)	1,871,286
NET INCOME (LOSS)	$(9,861,928)	$10,684,492	$(20,546,420)

Net vapor sales decreased $854,850 to $5,867,202 for the twelve months ended December 31, 2017 as compared to $6,722,052 for the same period in 2016. The decrease in sales is primarily due to the decreased number of stores open during 2017 of thirteen, compared to twenty retail stores in 2016.

Net grocery sales increased $3,250,782 to $7,093,893 for the twelve months ended December 31, 2017 as compared to $3,843,111 for the same period in 2016. The increase was primarily due to Ada’s Natural Market being acquired in June 1, 2016, which represents twelve months of sales in 2017 compared to seven months of sales in 2016.

Vapor cost of goods sold for the twelve months ended December 31, 2017 and 2016 were $2,567,400 and $2,979,609, respectively a decrease of $412,209. The decrease in cost of goods sold is primarily due to the decreased number of stores open during 2017 of thirteen, compared to twenty retail stores 2016. Gross profit from vapor decreased by $442,641 to $3,299,802 for the twelve months ended December 31, 2017 as compared to $3,742,443 for the twelve months ended December 31, 2016.

Grocery store cost of goods sold for the twelve months ended December 31, 2017 and 2016 were $4,114,914 and $2,352,201, respectively an increase of $1,762,713. The increase was primarily due to Ada’s Natural Market being acquired in June 1, 2016, which represents twelve months of cost of goods sold in 2017 compared to seven months of cost of goods sold in 2016. Gross profit from grocery increased by $1,488,069 to $2,978,979 for the twelve months ended December 31, 2017 as compared to $1,490,910 for the twelve months ended December 31, 2016.

Total operating expenses increased $2,460,017 to $16,555,638 for the twelve months ended December 31, 2017 compared to $14,095,621 for the same period in 2016. The increase is primarily attributable to an increase in the following expenses in 2017 compared to 2016 of $7,421,419 of stock compensation, $353,845 of payroll and benefits, and $48,393 of insurance offset by a decrease of the following expenses in 2017 compared to 2016 of $3,955,362 of impairment of goodwill and intangible assets, $1,054,912 of professional fees, $347,656 of retail store and kiosk closing costs.

The Company concluded that goodwill was impaired and recorded an impairment charges of $3,955,362 for the twelve months ended December 31, 2016. The Company determined that the carrying value of intangible assets in connection with the Vaporin merger exceeded their potential cash flow from disposition. The Company did not have an impairment charge for 2017.

Net other income of $133,446 for the twelve months ended December 31, 2017 includes $94,955 loss on repurchase of Series A warrants, $200,129 of other income, $1,780 of other expense, $33,774 of interest income and $3,722 of interest expense. Net other income of $21,136,563 for the twelve months ended December 31, 2016 includes a $21,599 amortization of debt discounts from notes receivable related to the sale of the wholesale business, $5,189,484 gain on repurchase of Series A warrants, $15,255,143 non-cash change in fair value of Series A warrants, $640,000 other income, $45,723 interest income, and $15,386 of interest expense.

The Series A warrants contain a cashless exercise feature that provides for the issuance of a number of shares of our common stock that increases as the trading market price of our common stock decreases. Series A warrants are exercised pursuant to a cashless exercise based on the closing bid price of our common stock as of the two trading days prior to the time of such exercise and the Black Scholes Value. The potential for such highly dilutive exercise of the Series A Warrants may depress the price of our common stock regardless of the Company’s business performance, and could encourage short selling by market participants, especially if the trading price of our common stock begins to decrease. In any such event, investors may be adversely affected.

Liquidity and Capital Resources

	For the year ended December 31,
	2017	2016

Net cash used in operating activities	$(2,823,445)	$(7,315,987)
Net cash used in investing activities	(192,885)	(3,187,516)
Net cash used in financing activities	(2,466,751)	(3,345,216)
	$(5,483,081)	$(13,848,719

Our net cash used in continuing operating activities of $2,602,021 for the twelve months ended December 31, 2017 resulted from our net loss from continuing operations of $10,143,411, a net cash usage of $789,218 from changes in operating assets and liabilities offset by non-cash adjustments of $8,330,608. Our net cash used in discontinued operations of $221,424 for the twelve months ended December 31, 2017 resulted from our net income from discontinued operations of $281,483 offset by non-cash adjustments of $502,907. Our net cash used in continuing operating activities of $3,576,816 for the twelve months ended December 31, 2016 resulted from our net income from continuing operations of $12,274,295, a net cash usage of $846,858 from changes in operating assets and liabilities offset by non-cash adjustments of $15,004,253. Our net cash used in discontinued operations of $3,739,171 for the twelve months ended December 31, 2016 resulted from our net loss from discontinued operations of $1,589,803 a net cash usage of $2,466,269 from changes in assets and liabilities from discontinued operations offset by noncash adjustments of $316,901.

The net cash used in investing activities of $192,885 for the twelve months ended December 31, 2017 resulted from patent purchases of $50,000 and property and equipment of $142,885.

The net cash used in investing activities of $3,187,516 for the twelve months ended December 31, 2016 resulted from the acquisition of grocery store business assets for $2,910,612, purchases of $25,299 of property and equipment, purchases of tradename of $25,000, issuance of note receivable to related party in conjunction with sale of wholesale business of $500,000 offset by proceeds received from sale of tradename of $100,000 and collection of note receivable of $173,395.

The net cash used in financing activities of $2,466,751 for the twelve months ended December 31, 2017 is due to repurchases of Series A warrants totaling $2,427,267, principal payments on capital lease obligations of $53,054, and principal payments on loan payable of $1,407 offset by proceeds from loan payable of $13,977 and proceeds from exercise of stock options of $1,000. The net cash used in financing activities of $3,345,216 for the twelve months ended December 31, 2016 is due to repurchases of Series A warrants totaling $3,278,827 and payment of $66,389 of capital lease obligation.

At December 31, 2017 and December 31, 2016, we do not have any material financial guarantees or other contractual commitments with these vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. The majority of our cash and cash equivalents are concentrated in one large financial institution, which is in excess of Federal Deposit Insurance Corporation (FDIC) coverage. The following table presents the Company's cash position as of December 31, 2017 and December 31, 2016.

	December 31, 2017	December 31, 2016

Cash	$7,883,191	$13,366,272
Total assets	$11,701,405	$17,234,751
Percentage of total assets	67.4%	77.6%

The Company reported net loss allocable to common stockholders of approximately $9.9 million for the year ended December 31, 2017. The Company had a deficit in working capital of approximately $2.3 million as of December 31, 2017, As of March 13, 2018, the Company had approximately $7.6 million of cash. The decrease in cash from December 31, 2016 is primarily attributable to repurchases of Series A warrants and operating expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than operating leases for retail locations, equipment, and vehicles.

Seasonality

We do not consider our business to be seasonal.

Non-GAAP – Financial Measure

The following discussion and analysis contains a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles (GAAP). Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternative to, net income, operating income, and cash flow from operating activities, liquidity or any other financial measures. Non-GAAP financial measures may not be indicative of the historical operating results of the Company nor are they intended to be predictive of potential future financial results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP.

Management believes stockholders benefit from referring to the Adjusted EBITDA in planning, forecasting, and analyzing future periods. Management uses this non-GAAP financial measure in evaluating its financial and operational decision making and as a means of evaluating period to period comparison.

We define Adjusted EBITDA as net loss from operations adjusted for non-cash charges for depreciation and amortization and stock compensation. Management believes Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period to period after removing the impact of significant non-cash charges that effect comparability between reporting periods. Our management recognizes that Adjusted EBITDA has inherent limitations because of the excluded items.

We have included a reconciliation of our non-GAAP financial measure to loss from operations as calculated in accordance with GAAP. We believe that providing the non-GAAP financial measure, together with the reconciliation to GAAP, helps investors make comparisons between the Company and other companies. In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to specific definitions being used and to the reconciliation between such measures and the corresponding GAAP measures provided by each company under applicable rules of the Securities and Exchange Commission.

	2017	2016

Reconciliation of Adjusted EBITDA to net loss allocable to common stockholders:
Operating loss	$(10,276,857)	$(8,862,268)
Depreciation and amortization	350,647	374,388
Stock-based compensation expense	7,496,849	75,430
Adjusted EBITDA	$(2,429,361)	$(8,412,450)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

See pages F-1 through F-27.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Audit Committee of the Company completed a competitive process to determine what firm would serve as the Company’s independent registered public accounting firm for the year ended December 31, 2017. On April 20, 2017, the Audit Committee determined to dismiss Morrison, Brown, Argiz & Farra, LLC as the Company’s independent registered public accounting firm effective immediately.

During the years ended December 31, 2016 and 2017, there were no (a) disagreements with auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to satisfaction, would have caused our auditors to make reference to the subject matter thereof in connection with its reports for such years; or (b) reportable events, as described under Item 304(a)(1)(v) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures. Our management, including our Principal Executive Officer and Principal Financial Officer, did not carry out an evaluation on internal controls during the year ended December 31, 2017 in regard to the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. As an evaluation was not carried out, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our management, including our Principal Executive Officer and Principal Financial Officer, did not conduct an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2017.

In planning and performing its audit of our financial statements for the year ended December 31, 2017 in accordance with standards of the Public Company Accounting Oversight Board, our independent registered public accounting firm noted material weaknesses in internal control over financial reporting. A list of our material weaknesses are as follows:

●	Failure to have properly documented and designed disclosure controls and procedures and testing of the operating effectiveness of our internal control over financial reporting

●	Weakness around our inventory count procedures

●	Segregation of duties due to lack of personnel

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of December 31, 2017 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Remediation Efforts

Following this assessment and during the first and second quarters of fiscal year 2017, we have undertaken an action plan to strengthen internal controls and procedures:

●	We continue to build out our accounting team by filling our Chief Financial Officer, Controller and Accounting Manager positions with personnel possessing extensive experience working at large, publicly-traded companies with exposure to SEC reporting and numerous areas of technical accounting. We also established relationships with financial reporting consultants to assist with technical accounting as deemed necessary.

●	Our SEC reporting was brought in-house as the function was previously accomplished using outside consultants; providing for a more efficient reporting process than that experienced in 2016.

●	Our management has increased its focus on the Company’s month-end account reconciliation process to provide for more reliable and precise financial statements.

Our management continues to review ways in which we can make improvements in internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors as of March 13, 2018:

Name	Age	Position
Executive Officers:
Jeffrey Holman	51	Chief Executive Officer, Chairman and Director
John A. Ollet	55	Chief Financial Officer
Christopher Santi	47	President and Chief Operating Officer

Non-Employee Directors:
Clifford J. Friedman	56	Director
Dr. Anthony Panariello	58	Director

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

Code of Ethics

The Company has a code of ethics, “Business Conduct: “Code of Conduct and Policy,” that applies to all of the Company’s employees, including its principal executive officer, principal financial officer and principal accounting officer, and the Board. A copy of this code is available on the Company’s website at http://www.healthiercmc.com/code-of-conduct. The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Current Report on Form 8-K.

Stockholder Communications

Although we do not have a formal policy regarding communications with our Board, stockholders may communicate with the Board by writing to us at Healthier Choices Management Corp., 3800 N 28th Way, Hollywood, FL 33020, Attention: Corporate Secretary, or by facsimile (954) 272-7773. Stockholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

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

ITEM 11. Executive Compensation

The following information is related to the compensation paid, distributed or accrued by us for fiscal 2017 and 2016 to all Chief Executive Officers (principal executive officers) serving during the last fiscal year and the two other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000. We refer to these individuals as our “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (1)	All Other Compensation ($)	Total

Jeffrey Holman	2017	346,368	100,000	4,999,998	9,900	5,456,266
Chief Executive Officer	2016	312,346	100,000	-	-	412,346

Christopher Santi	2017	225,410	25,000	2,499,999	601	2,751,010
President & Chief Operating Officer	2016	209,117	50,000	-	-	259,117

John Ollet	2017	185,931	-	500,000	510	686,441
Chief Financial Officer	2016	8,307	-	-	-	8,307

Gina Hicks	2017	38,462	-	-	-	38,462
Former Chief Financial Officer	2016	197,117	-	-	45,113	242,250

(1)   Amounts reflect the aggregate grant date fair value, without regard to forfeitures, computed in accordance with ASC 718. These amounts represent options of the Company’s common stock and do not reflect the actual amounts that may be realized by the Named Executive Officers. Our assumptions with respect to the calculation of the stock options value are set forth in Note 2 to the consolidated financial statements contained herein.

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

Risk Assessment Regarding Compensation Policies and Practices as they Relate to Risk Management

Our compensation program for employees does not create incentives for excessive risk taking by our employees or involve risks that are reasonably likely to have a material adverse effect on us. Our compensation has the following risk-limiting characteristics:

●	Our base pay programs consist of competitive salary rates that represent a reasonable portion of total compensation and provide a reliable level of income on a regular basis, which decreases incentive on the part of our executives to take unnecessary or imprudent risks; and

●	Cash bonus awards are not tied to formulas that could focus executives on specific short-term outcomes.

Outstanding Awards at Fiscal Year End

Listed below is information with respect to unexercised options that have not vested, and equity incentive plan awards for each named executive officer outstanding as of December 31, 2017:

Outstanding Equity Awards at 2017 Fiscal Year-End

Name	Number of Shares Issued Under Stock Options	Stock Options Exercise Price ($) Per Share of Stock	Stock Option Expiration Date	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)
Jeffrey Holman	50,000,000,000	0.0001	2/1/2027	-	-
Christopher Santi	1	0.02	3/29/22	-	-
Christopher Santi	25,000,000,000	0.0001	2/1/2027	-	-
John Ollet	1,000,000,000	0.0001	12/9/2026	500,000,000	50,000
John Ollet	4,000,000,000	0.0001	8/30/2027	1,000,0000,000	100,000

Director Compensation

Non-employee directors are paid a monthly fee of $1,000 per month and $1,000 for each meeting attended. Because we do not pay any compensation to employee directors, Mr. Holman is omitted from the following table. Non-employee members of our Board of Directors were compensated for as follows:

Fiscal 2017 Director Compensation

Name	Fees Earned or Paid in Cash ($)

Dr. Anthony Panariello	$36,000
Clifford J. Friedman	$37,000

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

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by stockholders and the weighted average exercise price for such plans as of December 31, 2017.

Name of Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2009 Equity Incentive Plan	0.011	$20,506,610	-
2015 Equity Incentive Plan	87,894,750,004	0.0001	12,105,249,996
Total	87,894,750,004	-	12,105,249,996

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth the number of shares of our common stock beneficially owned as of March 13, 2018, by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers and (iv) all of our executive officers and directors of as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Healthier Choices Management Corp., 3800 North 28th Way, Hollywood, Florida 33020.

Title of Class	Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)
Directors and Executive Officers:
Common Stock	Jeffrey E. Holman (2)	4,711,732,180	19.99%
Common Stock	Christopher Santi (3)	4,711,732,180	19.99%
Common Stock	John Ollet (4)	4,500,000,000	15.33%
Common Stock	Dr. Anthony Panariello (5)	1,000,000,000	2.62%
Common Stock	Clifford J. Friedman (6)	1,000,000,000	2.62%
	All directors and officers as a group (6 persons) (7)	15,233,464,360	55.13%

5% Stockholders:
None		0	0%
Total:		15,233,464,360	53.06%

(1) Beneficial Ownership. Applicable percentages are based on 29,348,867,108 shares of common stock outstanding as of March 13, 2018. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, convertible notes and preferred stock currently exercisable or convertible or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. The table includes shares of common stock, options, warrants, and preferred stock exercisable or convertible into common stock and vested or vesting within 60 days. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. The table does not include: (i) restricted stock units that do not have the right to vote until they vest and the shares are delivered or (ii) unvested options that do not vest within 60 days of the date listed above in this footnote.

(2) Holman. Chairman and Chief Executive Officer. The option agreement includes a provision that prevents Mr. Holman from exercising the option into common stock to the extent (but only to the extent) that such conversion would result in the holder, or any of its affiliates, beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder) more than 19.9% of the Company’s outstanding Common Stock (the “Exercise Blocker”). Without the Exercise Blocker, Mr. Holman would be deemed to beneficially own 50,000,000,000 shares of Common Stock pursuant to vested options.

(3) Santi. Santi and Chief Operation Officer. The option agreement of Mr. Santi includes the Exercise Blocker. Without the Exercise Blocker, Mr. Santi would be deemed to beneficially own 25,000,000,000 shares of Common Stock pursuant to vested options.

(4) Ollet. Chief Financial Officer. Includes 4,500,000,000 vested options.

(5) Panariello. A director. Includes 1,000,000,000 vested options.

(6) Friedman. A director. Includes 1,000,000,000 vested options.

(7) Directors and Executive Officers. Includes executive officers who are not Named Executive Officers under the SEC’s rules and regulations.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During 2016, the Company purchases, at rates comparable to market rates, e-liquids sold in its retail stores and wholesale operations, respectively from Liquid Science, Inc., a company in which Jeffrey Holman (the Company’s Chief Executive Officer), Gregory Brauser (the Company’s former President) and Michael Brauser each had a 15% beneficial ownership interest. During 2016, the Company made approximately 23% of its purchases of e-liquid from Liquid Science, which purchases equaled $356,000 in the aggregate. In 2016, the Company received approximately $94,000 in royalty income from Liquid Science related to the use of the Company trademark. In April 2016, Mr. Holman sold all of his interest in Liquid Science.

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

Item 14. Principal Accounting Fees and Services.

Our Audit Committee pre-approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. All of the services related to audit fees and audit-related fees charged were pre-approved by the Audit Committee. The following table shows the fees for the years ended December 31, 2017 and 2016.

	2017 ($)	2016 ($)
Audit Fees (1)	$140,000	$364,929
Audit Related Fees	-	15,126
All Other Fees	-	-
Total	$140,000	$380,055

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

FINANCIAL STATEMENT INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Healthier Choices Management Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Healthier Choices Management Corp. (the “Company”) as of December 31, 2017, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Marcum LLP

/S/ Marcum LLP

We have served as the Company’s auditor since 2017.

New York, NY

March 14, 2018

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

Morrison, Brown, Argiz & Farra, LLC
Miami, FL
March 23, 2017

HEALTHIER CHOICES MANAGEMENT CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,883,191	$13,366,272
Due from merchant credit card processor	28,410	30,272
Accounts receivable, net of allowance	75,568	25,798
Inventories	861,650	748,551
Prepaid expenses and vendor deposits	63,808	93,229
Other current assets	41,183	-
Current assets from discontinued operations	-	52,903
TOTAL CURRENT ASSETS	8,953,810	14,317,025

Property and equipment, net of accumulated depreciation	589,506	638,926
Intangible assets, net of accumulated amortization	1,559,531	1,669,329
Goodwill	481,314	481,314
Other assets	117,244	128,157

TOTAL ASSETS	$11,701,405	$17,234,751

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$512,395	$520,586
Accrued expenses	538,204	779,676
Current portion of capital lease	-	53,054
Current portion of loan payable	2,111	-
Derivative liabilities - warrants	10,231,697	12,868,079
Current liabilities from discontinued operations	-	555,810
TOTAL CURRENT LIABILITIES	11,284,407	14,777,205

Loan payable, net of current portion	10,459	-

TOTAL LIABILITIES	11,294,866	14,777,205

COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value, 750,000,000,000 shares authorized, 29,348,867,108 issued and outstanding as of December 31, 2017 and 14,213,861,174 issued and outstanding as of December 31, 2016	2,934,887	1,421,386
Additional paid-in capital	10,080,238	3,782,818
Accumulated deficit	(12,608,586)	(2,746,658)
TOTAL STOCKHOLDERS’ EQUITY	406,539	2,457,546

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,701,405	$17,234,751

See notes to consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2017	2016
SALES:
Vapor sales, net	$5,867,202	$6,722,052
Grocery sales, net	7,093,893	3,843,111
Total Sales	12,961,095	10,565,163
Cost of sales vapor	2,567,400	2,979,609
Cost of sales grocery	4,114,914	2,352,201
GROSS PROFIT	6,278,781	5,233,353

EXPENSES:
Advertising	110,694	92,124
Selling, general and administrative	16,444,944	9,700,479
Impairment of goodwill and intangible assets	-	3,955,362
Retail store and kiosk closing costs	-	347,656
Total operating expenses	16,555,638	14,095,621
Operating loss	(10,276,857)	(8,862,268)

OTHER INCOME (EXPENSES):
Amortization of debt discounts	-	21,599
Gain (loss) on warrant repurchases	(94,955)	5,189,484
Non-cash change in fair value of derivative liabilities	-	15,255,143
Other income	200,129	640,000
Interest income	33,774	45,723
Other expense	(1,780)	-
Interest expense	(3,722)	(15,386)
Total other income	133,446	21,136,563

Net income (loss) from continuing operations	(10,143,411)	12,274,295
Net income (loss) from discontinued operations	281,483	(1,589,803)
NET INCOME (LOSS)	$(9,861,928)	$10,684,492

NET INCOME (LOSS) PER SHARE-BASIC AND DILUTED:
Continuing operations	0.00	0.00
Discontinued operations	0.00	0.00
NET INCOME (LOSS) PER SHARE BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-
BASIC	26,199,887,696	4,102,959,032
DILUTED	26,199,887,696	640,656,219,521

See notes to consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2017

	Series A Convertible Preferred Stock		Treasury Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – December 31, 2015	1	$-	-	$-	6	$-	$846,943	$(13,431,150)	$(12,584,207)

Issuance of common stock in connection with cashless exercise of Series A warrants	-	-	-	-	15,619,771,345	1,561,977	2,936,071	-	4,498,048
Purchase of treasury stock made in conjunction with the sale of the wholesale business	-	-	(1,405,910,203)	(140,591)	-	-	(75,626)	-	(216,217)
Treasury stock cancellation	-	-	1,405,910,203	140,591	(1,405,910,203)	(140,591)	-	-	-
Issuance of common stock in connection with conversion of Series A convertible preferred stock	(1)	-	-	-	26	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	75,430	-	75,430
Net income	-	-	-	-	-	-	-	10,684,492	10,684,492
Balance – December 31, 2016	-	$-	-	$-	14,213,861,174	$1,421,386	$3,782,818	$(2,746,658)	$2,457,546

Issuance of common stock in connection with cashless exercise of Series A warrants	-		-	-	15,125,005,934	1,512,501	(1,208,429)	-	304,072
Issuance of stock options in connection with professional services	-		-	-	-	-	9,000	-	9,000
Stock options exercised	-		-	-	10,000,000	1,000	-	-	1,000
Stock-based compensation expense	-		-	-	-	-	7,496,849	-	7,496,849
Net loss	-		-	-	-	-	-	(9,861,928)	(9,861,928)
Balance – December 31, 2017	-		$-	$-	29,348,867,108	$2,934,887	$10,080,238	$(12,608,586)	$406,539

See notes to consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2017	2016
OPERATING ACTIVITIES:

Net income (loss)	$(9,861,928)	$10,684,492

Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Income) loss from discontinued operations	(281,483)	1,589,803
Change in allowances for bad debt	(14,372)	663,218
Depreciation and amortization	350,647	374,388
Loss on disposal of assets	1,456	103,312
(Gain) loss on repurchase of Series A warrants	94,955	(5,189,484)
Accretion of discounts on note receivable from related party	-	(21,600)
Accrued interest on notes receivable from related party	-	(11,634)
Write-down of obsolete and slow-moving inventory	392,071	301,898
Stock-based compensation expense	7,496,849	75,430
Stock-based expense in connection with professional services	9,002	-
Impairment of goodwill and intangible assets	-	3,955,362
Non-cash change in fair value of derivative liabilities	-	(15,255,143)
Net cash used in discontinued operations	(221,424)	(3,739,171)
Changes in operating assets and liabilities:
Due from merchant credit card processors	1,862	(20,797)
Accounts receivable	(35,398)	(197,908)
Inventories	(505,170)	(350,148)
Prepaid expenses and vendor deposits	29,421	121,421
Other assets	(30,270)	37,040
Accounts payable	(8,191)	332,012
Accrued expenses	(241,472)	(786,328)
Customer deposits	-	17,850
NET CASH USED IN OPERATING ACTIVITIES	(2,823,445)	(7,315,987)

INVESTING ACTIVITIES:
Acquisition of grocery store business	-	(2,910,612)
Proceeds from sale of tradename	-	100,000
Issuance of note receivable to related party in conjunction with sale of wholesale business	-	(500,000)
Collection of note receivable	-	173,395
Purchases of tradename	-	(25,000)
Purchase of patent	(50,000)	-
Purchases of property and equipment	(142,885)	(25,299)
NET CASH USED IN INVESTING ACTIVITIES:	(192,885)	(3,187,516)

FINANCING ACTIVITIES:

Proceeds from loan payable	13,977	-
Principal payments on loan payable	(1,407)	-
Proceeds from exercise of stock options	1,000	-
Payments for repurchase of Series A warrants	(2,427,267)	(3,278,827)
Principal payments of capital lease obligations	(53,054)	(66,389)
NET CASH USED IN FINANCING ACTIVITIES	(2,466,751)	(3,345,216)

DECREASE IN CASH	(5,483,081)	(13,848,719)
CASH AND CASH EQUIVALENTS — BEGINNING OF YEAR	13,366,272	27,214,991
CASH AND CASH EQUIVALENTS — END OF YEAR	$7,883,191	$13,366,272

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,000	$15,000
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with cashless exercise of Series A warrants	$304,000	$4,498,000

FOR THE YEAR ENDED DECEMBER 31, 2016
Purchase Price Allocation in connection with the grocery store acquisition:

Amount allocated to goodwill	$481,314
Property and equipment	500,225
Intangible assets – favorable lease	890,000
Intangible assets – customer relations	60,000
Intangible assets – tradenames and technology	824,500
Inventory	253,524
Accrued expenses	(98,951)
Cash used in the grocery store acquisition	$2,910,612

Sale of Vapor Wholesale Inventory and Business
Consideration received:
Note receivable from related party, net of discount	$356,895
Note receivable from related party, net of discount	470,485
Treasury stock	140,591
Total consideration	967,971
Assets and liabilities transferred:
Inventory	(258,743)
Accounts receivable, net	(244,735)
Vendor deposits	(40,949)
Accrued expenses	(35,273)
Customer deposits	17,850
Loss on repurchase of treasury stock	61,850
Cash used in the sale of wholesale business	$500,000

See notes to consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION, GOING CONCERN, BASIS OF PRESENTATION, AND RECENT DEVELOPMENTS

Organization

Healthier Choices Management Corp. (the “Company”) is a holding company focused on providing consumers with healthier daily choices with respect to nutrition and other lifestyle alternatives. The Company currently operates thirteen retail vape stores in the Southeast region of the United States, through which it offers e-liquids, vaporizers and related products. The Company also operates Ada’s Natural Market, a natural and organic grocery store, through its wholly owned subsidiary Healthy Choice Markets, Inc. Ada’s Natural Market offers fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products and natural household items.

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

The Company incurred a loss from operations of approximately $10.3 million for the twelve months ended December 31, 2017. As of December 31, 2017, cash and cash equivalents totaled approximately $7.9 million. While we anticipate that our current cash, cash equivalents, and cash to be generated from operations will be sufficient to meet our projected operating plans for the foreseeable future through a year and a day from the issuance of these audited consolidated financial statements, should we require additional funds (either through equity or debt financings, collaborative agreements or from other sources) we have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

Sourcing and Vendors.

We source from multiple suppliers. These suppliers range from small independent businesses to multinational conglomerates. For the fiscal years ended December 31, 2017 and 2016, approximately 40% of our total purchases were from one vendor.

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements are prepared in accordance with GAAP. The consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of the financial statement date.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Healthy Choice Markets, Inc., The Vape Store, Inc. (“Vape Store”), Vaporin, Inc. (“Vaporin”), Smoke Anywhere U.S.A., Inc. (“Smoke”), Emagine the Vape Store, LLC (“Emagine”), IVGI Acquisition, Inc., Vapormax Franchising LLC, Vaporin LLC, and Vaporin Florida, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior period amounts in the consolidated financial statements related to stock splits and the sale of discontinued operations have been reclassified to conform to the current period’s presentation. No changes to the Company’s net loss were made as a result of such reclassifications.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the operating decision makers, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s decision-making group are the senior executive management team. The Company and the decision-making group view the Company’s operations and manage its business as two operating segments. All long-lived assets of the Company reside in the U.S.

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

Shipping and Handling

Shipping charges billed to customers are included in net sales and the related shipping and handling costs are included in cost of sales. For the years ended December 31, 2017 and 2016 shipping and handling costs of approximately $100,000 and $105,000, were included in cost of sales, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less, when purchased, to be cash and cash equivalents. The majority of the Company’s cash and cash equivalents are concentrated in one large financial institution, which is in excess of Federal Deposit Insurance Corporation (FDIC) coverage. At December 31, 2017 and 2016, cash in excess of FDIC limits of $250,000 per financial institution were approximately $7.1 and $12.9 million, respectively. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests, as deposits are held in excess of federally insured limits. The Company’s cash equivalent at December 31, 2017 and 2016 was a money market account. The Company has not experienced any losses in such accounts.

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

Concentration of accounts receivable consist of the following:

	December 31, 2017	December 31, 2016
Customers balances in excess of 10% of total accounts receivable
Customer A	27%	-
Customer B	21%	57%
Customer C	19%	11%
Customer D	-	15%

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

During the third quarter of 2017, we changed the date of our annual impairment test from December 31st to September 30th. We believe the change in accounting principle related to changing our annual impairment testing date did not delay, accelerate, or avoid an impairment charge. We have determined that this change in accounting principle is preferable under the circumstances and does not result in adjustments to our financial statements when applied retrospectively. Our 2017 annual impairment test resulted in no impairment being recorded. Management also performed a qualitative analysis at December 31, 2017 to determine whether any triggering events have occurred since the annual test date of September 30, 2017 which would indicate an impairment. Management determined no triggering events had occurred through December 31, 2017.

Advertising

The Company expenses advertising costs as incurred.

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

The Company estimates fair values of derivative instruments and hybrid instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective of measuring fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For complex instruments, the Company utilizes custom Monte Carlo simulation models. For less complex instruments, such as free-standing warrants, the Company generally uses the Binomial Lattice model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk-free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as the Binomial Lattice model or the Black-Scholes-Merton valuation model) are highly volatile and sensitive to changes in the trading market price of the Company’s common stock. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s net income (loss) going forward will reflect the volatility in these estimates and assumption changes. Under ASC 815, increases in the trading price of the Company’s common stock and increases in fair value during a given financial period result in the application of non-cash derivative losses. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial period result in the application of non-cash derivative gains.

Sequencing Policy

Under ASC 815-40-35, the Company has adopted a sequencing policy, whereby, in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company's inability to demonstrate it has sufficient authorized shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which was subsequently modified in August 2015 by ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date”. As a result, the ASU No. 2014-09 is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. The core principle of ASU No. 2014-09 is that companies should recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects what the company expects to receive. It requires additional disclosures to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. In 2016, the FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12) as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20). The Company will adopt the standard on January 1, 2018 using the retrospective transition method. The Company performed an evaluation of the impact of adopting the new standard and believes there will be no impact to the consolidated statements of operations and an immaterial impact to the consolidated balance sheets for reclassifying contract liabilities from accrued expenses. Contract liabilities will consist of gift card and loyalty point program liabilities. See – Note 8 ACCRUED EXPENSES. The Company does not expect the adoption of the new standard will have a material impact on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15 (Topic 230), “Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments”. The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017. The Company will require adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company does not expect that the adoption of this new standard will have a material impact on its consolidated financial statements.

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

Note 3. ACQUISITION AND DISPOSAL

Retail Stores and Kiosks

Retail Stores

During 2016, after evaluating retail store operations, management decided to close two of its Atlanta area vape retail stores on February 15, 2016, and September 30, 2016, respectively, and five of its Florida retail vapor stores were closed between May 31 and September 30, 2016. An additional Georgia retail location was closed during the fourth quarter of 2016.

Retail Kiosks

The Company opened eight mall retail kiosks for its vaping products in October and November 2014. The Company’s management decided to close the kiosks after evaluating the short-term performance of the locations and to focus expansion efforts on retail stores. During 2015 the Company closed all of its mall kiosks. In connection with the kiosk closings, for the year ended December 31, 2016, the Company incurred $347,656 of loss on disposal.

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

Goodwill arising from the transaction mainly consists of the expected operational synergies upon acquisition of the combined entity and intangibles not qualifying for separate recognition. Goodwill is not expected to be deductible for income tax purposes in the tax jurisdiction of the acquired business. The favorable lease will be amortized on a straight-line basis over its expected useful life of 15 years, which represents the remaining lease term. The tradename will be amortized on a straight-line basis over its expected useful life of ten years. Customer relationships will be amortized on a straight-line basis over their expected useful lives of five years. The website will be amortized on a straight-line basis over its expected useful life of three years.

The following presents the unaudited pro-forma combined results of operations of the Company with Ada’s Whole Food Market as if the acquisition occurred on January 1, 2016.

2016

Retail sales, net	$6,722,052
Grocery sales, net	$7,149,223
Net income (loss) from continuing operations	$12,274,295
Net income (loss) from discontinued operations	$(1,589,803)
Net income (loss) allocable to common shareholders	$10,684,492
Net loss per share:
Continuing operations	$(0.01)
Discontinued operations	$(0.00)
Net loss allocable to common shareholders	$(0.01)
Weighted average number of shares outstanding	2,506,158,054

The unaudited pro-forma results of operations are presented for information purposes only and are based on estimated financial operations. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2016 or to project potential operating results as of any future date or for any future periods.

Sale of Wholesale Business

On July 29, 2016, the Company entered into an Asset Purchase Agreement (the “Wholesale Business Purchase Agreement”) with VPR Brands, L.P. (the “Purchaser”) and the Purchaser’s Chief Executive Officer, Kevin Frija (the former Chief Executive Officer of the Company) pursuant to which the Company sold its wholesale inventory and the related business operations (collectively, “Wholesale Business Assets”), which previously operated at 3001 Griffin Road, Dania Beach, Florida 33312. The sale transaction was approved by the Company’s Board of Director’s on July 26, 2016 and completed on July 31, 2016. The consideration for the Wholesale Business Assets is (i) a secured, one-year promissory note in the principal amount of $370,000 (the “Acquisition Note”) bearing an interest rate of 4.5%, which payments thereunder are $10,000 monthly, with such payments commencing on October 28, 2016, with a balloon payment of the remainder of principal and interest on July 29, 2017; (ii) A secured, 36-month promissory note in the principal amount of $500,000 bearing an interest rate of prime plus 2%, resetting annually on July 29th,which payments thereunder are $14,000 per month, with such payments deferred and commencing on January 26, 2017, with subsequent installments payable on the same day of each month thereafter and in the 37th month, a balloon payment for all remaining accrued interest and principal; (iii) the assumption by the Purchaser of certain liabilities related to the Company’s wholesale operations, including but not limited to the month-to-month lease for the premises. Pursuant to the Wholesale Business Purchase Agreement, the Company shall continue to own its accounts receivable from its wholesale operations as of July 29, 2016. The Company agreed to use its commercially reasonable efforts, consistent with standard industry practice, to collect such accounts receivable, and any and all amounts so collected (i) up to $150,000 (net of any refunds) in the aggregate shall be credited against payment of the Acquisition Note; and (ii) in excess of $150,000 (up to $95,800) will be transferred to the Purchaser’s Chief Executive Officer as additional consideration for the transfer to the Company by Mr. Frija of 1,405,910,203 shares of the Company’s common stock (the “Retired Shares”) that he had acquired on the open market. As of December 31, 2017, the balloon payments had not been received. The Company collected $285,000 during 2017 and $180,000 during 2016 on the notes. The 2016 collections include the $150,000 credit on collection of outstanding accounts receivable as of the date of sale of the wholesale business.

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

December 31, 2016

Wholesale vapor sales, net	$3,135,158

Cost of sales – vapor wholesale	2,832,564
Expenses – selling general and administrative	1,262,547
Other Expense	629,850
Total	4,724,961
Loss from discontinued operations attributable to the wholesale business	$(1,589,803)

The major classes of assets and liabilities of discontinued operations on the balance sheet are as follow:

December 31, 2016
Assets:
Accounts receivable	$39,493
Due from merchant credit card processor, net	13,410
Current assets of discontinued operations	$52,903
Liabilities:
Accrued expenses	$555,810
Total current liabilities of discontinued operations	$555,810

Note 4. INVENTORIES

Inventories are stated at average cost. If the cost of the inventories exceeds their market value, provisions are recorded to write down excess inventory to its net realizable value. The Company’s inventories consist primarily of merchandise available for resale.

	December 31, 2017	December 31, 2016
Inventories:
Vapor Business	$386,593	$399,702
Grocery Business	475,057	348,849
Total	$861,650	$748,551

Note 5. OTHER INCOME

Other income for the twelve months ended December 31, 2017 primarily consists of collection of notes receivable related to sale of the Wholesale business. See Note 3 – ACQUISITION AND DISPOSAL – “Sale of Wholesale Business”. Management determined notes receivable were uncollectable based on payment history and recorded a valuation allowance to fully reserve notes receivable on December 31, 2016. As notes receivable were fully reserved for the twelve months ended December 31, 2017, collections of $285,000 were recorded to other income. Management believes the valuation allowance is appropriate at December 31, 2017.

Other income of $640,000 for the twelve months ended December 31, 2016 is a reversal of contingent earnings payable related to Vape Store acquisitions as earnings targets were not met.

Note 6. PROPERTY & EQUIPMENT and CAPITAL LEASE OBLIGATIONS

Property and equipment consists of the following:

	Year Ended December 31,
	2017	2016

Appliances	$41,771	$41,771
Computer hardware & equipment	114,930	160,184
Furniture and fixtures	239,855	242,005
Machinery	93,957	92,825
Displays	297,900	302,700
Vehicles	20,477	-
Leasehold improvements	102,195	20,647
Signage	72,192	72,192
	983,277	932,324
Less: accumulated depreciation and amortization	(393,771)	(293,398)
Total property and equipment	$589,506	$638,926

During the years ended December 31, 2017 and 2016, the Company incurred approximately $191,000 and $194,000, respectively, of depreciation expense.

Note 7. GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the premium paid over the fair value of the intangible and net tangible assets acquired in the Merger and other retail business acquisitions. The Company assesses the carrying value of its goodwill on at least an annual basis.

During the third quarter of 2017, we changed the date of our annual impairment test from December 31st to September 30th. We believe the change in accounting principle related to changing our annual impairment testing date did not delay, accelerate, or avoid an impairment charge. We have determined that this change in accounting principle is preferable under the circumstances and does not result in adjustments to our financial statements when applied retrospectively. Our 2017 annual impairment test resulted in no impairment being recorded for the nine months ended September 30, 2017. Management also performed a qualitative analysis at December 31, 2017 to determine whether any triggering events have occurred since the annual test date of September 30, 2017 which would indicate an impairment. Management determined no triggering events had occurred through December 31, 2017.

The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016
Beginning balance	$481,314	$3,177,017
Goodwill from acquired grocery business	-	481,314
Impairment of goodwill-retail business	-	(3,177,017)
Ending balance	$481,314	$481,314

Intangible assets consist of the following:

Useful Lives
Favorable lease	15
Trade names and technology	10
Customer relationships	5
Website	3

Upon completion of the annual impairment analysis as of December 31, 2016, the Company determined that certain intangible assets were impaired. Accordingly, the Company recorded an impairment charge of $778,345 during the year ended December 31, 2016. The Company determined that there was not an impairment to intangible assets during the year ended December 31, 2017, and as such, no impairment charge has been recorded for the year ended December 31, 2017.

The changes in the carrying amount of intangible assets for the years ended December 31, 2017 and 2016 are as follows:

	Favorable Lease	Trade Names and Technology	Customer Relationships	Website	Total
Beginning balance, January 1, 2016	$-	$929,000	$-	$-	$929,000
Additions from acquired grocery business	890,000	845,000	60,000	4,500	1,799,500
Sale of tradename	-	(100,000)	-	-	(100,000)
Impairment	-	(778,345)	-	-	(778,345)
Amortization expense	(33,859)	(139,092)	(7,000)	(875)	(180,826)
Ending balance, December 31, 2016	$856,141	$756,563	$53,000	$3,625	$1,669,329

Purchase of patents	-	50,000	-	-	50,000
Amortization expense	(58,361)	(87,937)	(12,000)	(1,500)	(159,798)
Ending balance, December 31, 2017	$797,780	$718,626	$41,000	$2,125	$1,559,531

The weighted-average remaining amortization period of the Company’s amortizable intangible assets is approximately 30 years as of December 31, 2017. The estimated future amortization of the intangible assets is as follows:

For the years ending December 31,
2018	$161,361
2019	160,486
2020	159,861
2021	152,861
2022	147,861
Thereafter	777,101
Total	$1,559,531

Note 8. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	For the Year Ended December 31,
	2017	2016
Accrued Board of Directors	$14,000	$29,000
Accrued Loyalty and Gift Cards	99,070	85,274
Accrued severance	-	37,440
Accrued payroll and related employee expenses	72,522	229,768
Accrued Delaware Franchise Tax	36,000	121,617
Accrued Litigation and Settlements	18,150	70,872
Accrued legal and professional fees	111,783	131,833
Accrued sales returns for wholesale activities	168,693	-
Other accrued liabilities	17,986	73,872
Total	$538,204	$779,676

Note 9. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its Florida office and warehouse facilities under a three-year lease. The lease provides for annual rental payments, including taxes, of approximately $100,000 per year. The Company also leases its Vape and Grocery stores.

Future minimum lease payments under non-cancelable operating leases that have initial or remaining terms in excess of one year at December 31, 2017 are due as follows:

2018	$595,000
2019	428,000
2020	325,000
2021	131,000
Total	$1,479,000

Rent expense for the year ended December 31, 2017 and 2016 was approximately $741,000 and $777,000, respectively, is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

During the year ending 2016, the Company closed seven of its retail Vape Stores. The majority of the Vape stores closed were in the Orlando, Florida area and the others were in Georgia. The cost incurred with the closing of these stores amounted to $308,965.

Employment Agreements

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

Fontem License Agreement

Effective December 16, 2015, the Company entered into a confidential Settlement Agreement and a non-exclusive royalty-bearing confidential Global License Agreement (“License Agreement”) with Fontem Ventures B.V. (“Fontem”) resulting in the dismissal of all of the aforementioned patent infringement cases by Fontem against the Company. The estimated settlement fee of approximately $1.7 million was included in selling, general and administrative expenses and in accrued expense at December 31, 2015. On January 15, 2016, the Company made a payment of $1.7 million under the terms of the Settlement and License Agreements. In connection with the License Agreement, Fontem granted the Company a non-exclusive license to certain of its products. As consideration, the Company will make quarterly license and royalty payments to Fontem based on the sale of qualifying products as defined in the License Agreement. The term of the License Agreement will continue until all of the patents on the products subject to the agreement are no longer enforceable. As of December 31, 2017, the Company has made royalty payments in the amount of $1.9 million.

The Company has a non-exclusive license to certain products with Fontem Ventures B.V. “Fontem”. The Company will make quarterly license and royalty payments in perpetuity to Fontem based on the sale of qualifying products as defined in the license agreement at a royalty rate of 5.25%

For the years ended December 31, 2017 and 2016, the Company incurred royalty expenses of approximately $76,000 and $78,000.

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

Note 10. STOCKHOLDERS’ EQUITY

Amendments to Certificate of Incorporation

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

Equity Plans

On July 7, 2015, the stockholders approved the 2015 Equity Incentive Plan (the “2015 Plan”), which is a broad-based plan and awards granted may be restricted stock, restricted stock units, options and stock appreciation rights. On November 21, 2016, the 2015 Plan was amended to increase the number of shares of common stock available for grants to 100,000,000,000. The 2015 Plan had 13,823,999,996 shares of common stock available for grant as of December 31, 2017.

The Company’s 2009 Equity Incentive Plan (the “2009 Plan”) was duly adopted by the stockholders on November 24, 2009. The 2009 Plan provides for the granting of incentive stock options to employees, the granting of non-qualified stock options to employees, non-employee directors and consultants, and the granting of restricted stock to employees, non-employee directors and consultants in connection with their retention and/or continued employment by the Company. Options issued under the 2009 Plan generally have a ten-year term and generally become exercisable over a four-year period. Shares subject to awards that expire unexercised or are forfeited or terminated will again become available for issuance under the 2009 Plan. No participant in the 2009 Plan can receive option grants and/or restricted shares for more than 20% of the total shares subject to the 2009 Plan. The 2009 Plan had no shares of common stock available for grant as of December 31, 2017.

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

Series A Unit Public Offering

On July 29, 2015, the Company closed a public offering of Units for gross proceeds of approximately $41.4 million and net proceeds of approximately $38.7 million. On January 25, 2016, the Units automatically separated into an aggregate of 0.672 shares of Series A. Preferred Stock, which were convertible in to an aggregate of 27 shares of common stock, and five-year Series A Warrants, exercisable into 54 shares of common stock. Except in the event of a “cashless exercise” as described below, each Series A Warrant is exercisable into one share of common stock at an exercise price of $1,736,000 per share and expires on July 23, 2020. See the Warrants section of this footnote for details related to warrant activity.

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

The Series A warrants were originally determined to be derivative liabilities because there is a potential cash settlement provision which isn’t under the Company’s control (see Note 11). Utilizing a Monte Carlo valuation method, the issuance date value of the Series A warrant liabilities was calculated to be $79.4 million. Since the value of the Series A warrant liabilities exceeded the gross proceeds from the public offering, the Company recorded a $38.1 million deemed dividend on the preferred stock. Each Series A warrant may be exercised on a cashless basis for the Black Scholes value defined in the warrant agreement. The number of shares of common stock that the Company will issue in connection with the exercise of the Series A warrants is primarily based on the closing bid price of the common stock two days prior to the date of the exercise. If (a) all of the warrants were exercised simultaneously when the Company’s common stock traded below a certain price per share, or (b) the Company does not continue to meet certain Equity Conditions (as defined), the Company may not have sufficient authorized common stock and could be required to use cash to pay warrant holders.

In connection with the closing of this offering, the Company incurred $4,779,003 of issuance costs, including cash underwriting fees of $2,722,687, other cash costs of approximately $503,898, and the issuance date value of $1,552,418 (utilizing the Black-Scholes-Merton valuation model) of the underwriter’s five-year Series A unit purchase option, which gives the underwriter the option to purchase 0.034 shares of Series A Convertible Preferred Stock, which were convertible into 1 share of common stock, plus Series A Warrants. All of the issuance costs were allocated to the Series A warrant liabilities because no carrying value was attributed to the Series A preferred stock and, as a result, the issuance costs were expensed immediately.

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

Warrants

During the year ended December 31, 2017, Series A Warrants to purchase 1 share of common stock have been exercised through the cashless exercise provision in the Series A Warrants, resulting in the issuance of 15,125,005,934 shares of the Company’s common stock. In addition, Series A Warrants to purchase 8 shares of common stock were repurchased, which would have resulted in the issuance of approximately 114,796,220,280 shares of the Company’s common stock if such Series A Warrants had not been repurchased as of the date of this report.

The shares issuable upon the exercise of the Series A Warrants are calculated (1) using a Black Scholes Value of $1,520,919 per share and a closing stock bid price of $0.0001 per share and (2) assuming the Company delivers only common stock upon exercise of the Series A Warrants and not cash payments as permitted under the terms of the Series A Warrants.

At the years ended December 31, 2017 and 2016, the warrants were valued at the tender offer price of $0.22 per warrant. Management believes the tender offer price is the best indicator of fair value as it is a level 2 valuation and no material events indicating the fair value has changed occurred through December 31, 2017.

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

A summary of warrant activity for the years ended December 31, 2017 and 2016 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term (Yrs.)
Outstanding at January 1, 2016	54	$1,736,000	4.6
Warrants exercised	(5)	1,736,000
Warrants repurchased	(7)	1,736,000
Outstanding at December 31, 2016	42	$1,736,000	3.6
Warrants exercised	(1)	320,540
Warrants repurchased	(8)	1,532,038

Outstanding at December 31, 2017	33	$1,520,919	2.6

Exercisable at December 31, 2017	33	$1,520,919	2.6

A summary of the approximate outstanding warrant common stock equivalents for the years ended December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016
Warrants outstanding	33	42
Black Scholes value *	1,520,919	1,519,297
Closing bid stock price	$0.0001	$0.0001
Warrant common stock equivalent **	505,246,000,000	634,754,000,000

* Pursuant to the Series A warrant agreement, the Black Scholes value is calculated by a third-party and utilized in calculating the warrant common stock equivalents at the point of cashless exercise

** As such, the value is computed at the end of each reporting period to determine the amount of warrant common stock equivalents outstanding using the formula below:

(Series A warrants * Black Scholes Value) / closing common stock bid price as of two trading days prior.

See Note 11 – Fair Value Measurements for additional details related to the Series A Warrants that were exchanged

Compensatory Common Stock Summary

During the years ended December 31, 2017 and 2016, the Company recognized stock-based compensation expense related to compensatory Common Stock in the amount of $0 and $75,000, respectively. Stock-based compensation expense is included as part of selling, general and administrative expense in the accompanying consolidated statements of operations. All compensatory Common Stock was fully vested as of December 31, 2016 and no compensatory common stock was issued during the year ended December 31, 2017.

Stock Options

During December 2016, the Company granted options for the purchase of 5,001,000,004 shares of its common stock to employees, at an aggregate grant date value of $500,100 or $0.0001 per option share. During the year ended December 31, 2017, the Company granted options for the purchase of 82,893,750,000 shares of its common stock to employees, at an aggregate grant date value of $8,289,375 or $0.0001 per option shares. On February 1, 2017, pursuant to the 2015 Plan, the Company issued a total of 77,000,000,000 options to purchase common stock to certain officers and directors. Twenty-five percent of the options vested upon issuance and the remainder vest equally at the end of the following three calendar quarters.

The fair value of employee stock options was estimated using the following Black-Scholes assumptions:

	For the Year Ended
	December 31,
	2017	2016
Expected term (years)	5 – 6 years	5 - 6 years
Risk free interest rate	1.83% – 2.22%	1.98% - 2.03%
Dividend yield	0%	0%
Volatility	0.0%	428.10%

A summary of option activity during the years ended December 31, 2017 and 2016 is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Options	Price	Term (Yrs)

Outstanding, January 1, 2016	0.028	$5,101,040	6
Options granted	5,001,000,004.000	0.0001
Options forfeited or expired	(0.017)	11,625,400
Outstanding, December 31, 2016	5,001,000,004.011	$0.0001	10
Options granted	82,893,750,000	0.0001
Options exercised	(10,000,000)	0.0001
Options forfeited or expired	(729,741,524.011)	0.0001
Outstanding, December 31, 2017	87,165,008,480.000	$0.0001	9

Exercisable at December 31, 2017	83,221,258,480.000	$0.0001	9

During the years ended December 31, 2017 and 2016, the Company recognized stock-based compensation expense of approximately $7.5 million and $13.7 thousand, respectively, in connection with the amortization of stock options, net of recovery of stock-based charges for forfeited stock options. Stock-based compensation expense is included as part of selling, general and administrative expense in the accompanying consolidated statements of operations. The weighted average grant date fair value of options granted during the year ended December 31, 2017 was $0.0001 per share.

At December 31, 2017, the amount of unamortized stock-based compensation expense on unvested stock options granted to employees, directors and consultants was approximately $1.3 million, which will be amortized over a weighted average period of 0.43 years.

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

	December 31,
	2017	2016

Stock options	88,893,899,200	-
Warrants	505,246,312,541	-
Total	594,140,211,741	-

Shares used in calculating basic and diluted net income (loss) per share are as follows:

	Year Ended December 31,
	2017	2016

Basic	26,199,887,696	4,102,959,032
Effect of exercise stock options	-	5,000,999,976
Effect of exercise warrants	-	631,552,260,513
Diluted	26,199,887,696	640,656,219,521

On February 1, 2017, pursuant to the 2015 Plan, the Company issued a total of 77,000,000,000 options to purchase common stock to certain officers and directors. Twenty-five percent of the options vested upon issuance and the remainder vest equally at the end of the following three calendar quarters.

Note 11. FAIR VALUE MEASUREMENTS

The following table presents nonfinancial assets measured and recorded at fair value on a nonrecurring basis during the years ended December 31, 2017 and 2016:

	2017		2016
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Loss	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Loss
Goodwill	$-	$-	$-	$(3,177,017)
Intangible assets	-	-	-	(778,345)
Total	$-	$-	$-	$(3,955,362)

The following table summarizes the liabilities measured at fair value on a recurring basis as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Warrant liabilities	$-	$10,231,697	$-	$10,231,697
Total derivative liabilities	$-	$10,231,697	$-	$10,231,697

The following table summarizes the liabilities measured at fair value on a recurring basis as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Warrant liabilities	$-	$12,868,079	$-	$12,868,079
Total derivative liabilities	$-	$12,868,079	$-	$12,868,079

Level 3 Valuation Techniques

The Company’s derivative liabilities are carried at fair value and were classified as Level 3 in the fair value hierarchy due to the use of unobservable inputs.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the Year Ended December 31, 2015
Balance at December 31, 2015	$41,089,580
Cash paid to repurchase warrants	(3,278,827)
Gain on repurchase of warrants	(5,189,484)
Fair value of Series A Warrants repurchased	(8,468,311)
Warrant exercises	(4,498,048)
Change in fair value of derivative liabilities	(15,255,142)
Reclassification of Series A warrant liability to Level 2	(12,868,079)
Balance at December 31, 2016	$-

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

Note 12. INCOME TAXES

The Company did not have a provision for income taxes (current or deferred tax expense) for tax years ended December 31, 2017 and 2016. The following is a reconciliation of the expected tax expense (benefit) at the U.S. statutory rate to the actual tax expense (benefit) reflected in the accompanying statement of operations:

	For the Years Ended December 31,
	2017	2016
U.S. federal statutory rate	(3,353,056)	3,632,727
State and local taxes, net of federal benefit	(334,994)	(227,984)
Change in fair value of derivatives	-	(5,186,749)
Settlement of warrants	-	(1,764,424)
Goodwill impairment	-	1,080,186
Change in valuation allowance	(3,717,877)	2,756,495
True-up & deferred adjustment	1,619	(220,327)
Stock based compensation	258,394	15,826
Other permanent items	5,697	(214,142)
Forfeitures & expiration of stock comp	45,915	118,691
Stock issuance costs & compensation wavers	-	78,640
Change in tax rate	7,036,850	(36,381)
Other	57,452	(32,558)
	-	-

As of December 31, 2017 and 2016, the Company’s deferred tax assets and liabilities consisted of the effects of temporary differences attributable to the following:

	Years Ended December 31,
	2017	2016
Current deferred tax assets:
NOL & AMT credit carryforward	$11,106,460	$15,853,308
Inventory reserves and allowances	209,345	504,104
Accrued expenses & deferred income	-	35,413
Charitable contribution	3,767	2,110
Stock based compensation	1,712,623	46,168
Net book value of intangible assets	639,731	931,417
Net book value of fixed assets	6,727	24,010
Total current deferred tax assets	13,678,653	17,396,530
Current deferred tax liabilities:
Net book value of intangible assets	-	-
Total current deferred tax liabilities	-	-
Net current deferred tax assets	13,678,653	17,396,530
Valuation allowance	(13,678,653)	(17,396,530)
Net deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the positive and negative evidence available, management has determined that a valuation allowance of $13,678,653 and $17,396,530 are required at December 31, 2017 and 2016, respectively, to reduce the deferred tax assets to amounts that are more likely than not to be realized. Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax assets may be necessary.

At December 31, 2017 the Company had U.S. federal and state net operating loss carryforwards (“NOLS”) of $46,362,439 and $35,081,878, respectively. These NOLs expire beginning in 2030. Utilization of our NOLS may be subject to an annual limitation under section 382 and similar state provisions of the Internal Revenue Code due to changes of ownership that may have occurred or that could occur in the future, as defined under the regulations.

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

If applicable, interest costs and penalties related to unrecognized tax benefits are required to be calculated and would be classified as interest and penalties in general and administrative expense in the statement of operations. As of December 31, 2017 and 2016, no liability for unrecognized tax benefit was required to be reported. No interest or penalties were recorded during the years ended December 31, 2017 and 2016. The Company does not expect any significant changes in its unrecognized tax benefits in the next year. The Company files U.S. federal and Alabama, Connecticut, Florida, Georgia, Massachusetts, New York, North Carolina, and Tennessee state income tax returns. As of December 31, 2017, the Company’s U.S. and state tax returns remain subject to examination by tax authorities beginning with the tax year ended December 31, 2014.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law. The Company believes the impact of the inclusion of accumulated post-1986 foreign earnings on which U.S. income tax is currently deferred to a one-time transition tax on December 31, 2017 would not be material to the Company. The measurement of the transition tax liability requires extensive effort on the calculation of the foreign earnings and profit on a cumulative basis. The Company has made reasonable efforts to determine that there would be no material financial impact on this one-time transition tax as the Company believes its existing tax attributes can be used to offset the transition tax without limitation, but an election is available to not claim the net operating loss deduction against the mandatory foreign earnings inclusion at December 31, 2017.

Under ASC 740, Accounting for Income Taxes, the enactment of the Tax Act also requires companies, to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. There is no further change to its assertion on maintaining a full valuation allowance against its U.S. deferred tax assets. Due to the change in the federal tax rate from 34% to 21%, which in turn changes the effective state tax rate from 3.69% to 4.41%, the Company’s gross deferred tax assets of approximately $20.7 million will be revalued to approximately $13.7 million with a corresponding offset to the valuation allowance. Any potential other taxes arising due to the Tax Act will result in reductions to its net operating loss carryforward and valuation allowance. Upon completion of our 2017 U.S. income tax return in 2018 we may identify additional remeasurement adjustments to our recorded deferred tax liabilities and the one-time transition tax. We will continue to assess our provision for income taxes as future guidance is issued, but do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.

Note 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

See Note 3 – ACQUISITION AND DISPOSAL – “Sale of Wholesale Business” as this qualifies as a related party transaction.

During 2016, the Company purchased, e-liquids sold in its vape retail stores and wholesale operations, respectively from Liquid Science, Inc., a company in which Jeffrey Holman (the Company’s Chief Executive Officer) had a 15% beneficial ownership interest. During the twelve months ended December 31, 2016, the Company made approximately $356,000 or 23% of its purchases of e-liquid from Liquid Science for its continuing operations. Jeffrey Holman sold his ownership interest in Liquid Science, Inc. in April 2016. During 2016, the Company received royalty income from Liquid Science pursuant to the terms of a royalty agreement; approximately $52,000 received during the three months ended March 31, 2016 and $42,000 of royalty income received in July 2016. Pursuant to the royalty agreement between the Company and Liquid Science, as consideration for use of a Company trademark, Liquid science paid a 15% royalty on sales of licensed products sold directly to consumers. The royalty revenue was recorded when received. On July 21, 2016, Liquid Science entered into an asset purchase and license agreement with the Company, whereby the Company irrevocably sold, assigned, transferred, certain trademark, intellectual property, formulations, technology and granted rights to sell and distribute certain brand named products internationally. In conjunction with the sale, the royalty agreement between the Company and Liquid Science was terminated.

Note 14. SEGMENT INFORMATION

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

Summarized below are the Net Sales and Segment Operating Profit for each reporting segment:

	Year Ended
	Net Sales		Segment Gross Profit
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Vapor	$5,867,202	$6,722,052	$3,299,802	$3,742,443
Grocery	7,093,893	3,843,111	2,978,979	1,490,910
Total	$12,961,095	$10,565,163	6,278,781	5,233,353
Corporate expenses			16,555,638	14,095,621
Operating loss			(10,276,857)	(8,862,268)
Corporate other income (expense), net			133,446	21,136,563
Net income (loss) from continuing operations			(10,143,411)	12,274,295
Net income (loss) from discontinued operations			281,483	(1,589,803)
Net income (loss)			$(9,861,928)	$10,684,492

For the year ended December 31, 2017 depreciation and amortization was $67,281 and $266,777 for Vapor and Grocery, respectively.

For the year ended December 31, 2016 depreciation and amortization was $174,376 and $200,012 for Vapor and Grocery, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2018.

Healthier Choices Management Corp.

By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Holman	Principal Executive Officer	March 14, 2018
Jeffrey Holman	and Director

/s/ John A. Ollet	Chief Financial Officer	March 14, 2018
John A. Ollet	(Principal Financial and Accounting Officer)

/s/ Clifford J. Friedman	Director	March 14, 2018
Clifford J. Friedman

/s/ Anthony Panariello	Director	March 14, 2018
Anthony Panariello
29

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

1.1	Form of Underwriting Agreement	S-1	7/10/15	1.1
2.1(a)	Business Sale Offer and Acceptance Agreement, dated April 11, 2016, by and between Vapor Corp. and Ada’s Whole Food Market LLC	8-K	5/23/16	2.1
2.1(b)	Asset Purchase Agreement, dated July 29, 2016, by and between Vapor Corp. and VPR Brands, L.P.	8-K	8/3/16	1.1
3.1	Certificate of Incorporation	10-Q	11/16/15	3.1
3.1(a)	Certificate of Amendment to Certificate of Incorporation	8-K	3/03/17	3.1
3.1(b)	Certificate of Amendment to Certificate of Incorporation	S-1	7/10/15	3.2
3.1(c)	Certificate of Amendment to Certificate of Incorporation	S-4	12/11/15	3.2
3.1(d)	Certificate of Amendment to Certificate of Incorporation	8-K	2/2/16	3.1
3.1(e)	Certificate of Amendment to Certificate of Incorporation	8-K	3/9/16	3.1
3.1(f)	Certificate of Amendment to Certificate of Incorporation	8-K	6/1/16	3.1
3.1(g)	Certificate of Amendment to Certificate of Incorporation	8-K	8/5/16	3.1
3.1(h)	Certificate of Designation of Series A Preferred Stock	S-1	7/10/15	3.4
3.1(i)	Certificate of Correction to the Certificate of Designation of Series A Preferred Stock	8-A12B	7/27/15	3.5
3.2	Bylaws	8-K	12/31/13	3.4
4.1	Form of Series A Warrant	S-1	7/10/15	4.2
4.2	Form of Unit Purchase Agreement	S-1	7/10/15	4.3
10.4	Form of Securities Purchase Agreement dated March 3, 2015	8-K	3/05/15	10.1
10.5	2015 Equity Incentive Plan	S-1	6/01/15	10.28
10.9	Form of Letter Agreement dated June 19, 2015	8-K	6/25/15	10.4

30

10.10	Form of Letter Agreement dated June 19, 2015	8-K	6/25/15	10.5
10.11	Form of Warrant dated June 22, 2015	8-K	6/25/15	10.6
10.12	Form of Registration Rights Agreement dated June 22, 2015	8-K	6/25/15	10.7
10.14	Employment Agreement with Jeffrey Holman	10-Q	11/16/15	10.1
10.16	Employment Agreement with Christopher Santi	8-K	2/6/17	10.1
10.17	Form of Fifth Amended and Restated Series A Standstill Agreement	10-K	3/27/17	10.17
10.18	Executive Service Consulting Agreement, dated April 11, 2016, by and between Gregory Brauser and Vapor Corp.	8-K	4/11/16	10.1
10.19	Amendment to Vapor Corp. 2015 Equity Incentive Plan	S-8	2/8/17	4.2
16.1	Letter from Morrison, Brown, Argiz & Farra, LLC, dated April 26, 2017	8-K	4/28/17	16.1
21.1	List of Subsidiaries				Filed
23.1	Consent of Morrison, Brown, Argiz & Farra, LLC				Filed
23.2	Consent of Marcum L.L. P				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Link base Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Link base Document				Filed
101.LAB	XBRL Taxonomy Extension Label Link base Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Link base Document				Filed

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

31