Form 10-Q
period 2018-03-31
Healthier Choices Management Corp.
filed 2018-05-03
CIK 844856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

☐ Yes ☒ No

As of May 2, 2018, there were 29,348,867,108 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,659,019	$7,883,191
Due from merchant credit card processors, net of reserves	12,795	28,410
Accounts receivable, net of allowance of $31,690 and $18,995, respectively	46,509	75,568
Inventories	985,511	861,650
Prepaid expenses and vendor deposits	71,554	63,808
Other current assets	38,750	41,183
TOTAL CURRENT ASSETS	8,814,138	8,953,810

Property and equipment, net of accumulated depreciation of $440,976 and $393,771, respectively	544,900	589,506
Intangible assets, net	1,519,191	1,559,531
Goodwill	481,314	481,314
Other assets	116,914	117,244

TOTAL ASSETS	$11,476,457	$11,701,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$462,333	$512,395
Accrued expenses	464,956	439,133
Contract liabilities	58,866	61,312
Current portion of loan payable	2,139	2,111
Derivative liabilities – warrants	10,231,697	10,231,697
TOTAL CURRENT LIABILITIES	11,219,991	11,246,648

Loan payable, net of current portion	9,913	10,459

TOTAL LIABILITIES	11,229,904	11,257,107

COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)

STOCKHOLDERS’ EQUITY
Common Stock, $.0001 par value per share, 750,000,000,000 shares authorized; 29,348,867,108 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	2,934,887	2,934,887
Additional paid-in capital	11,152,128	10,080,238
Accumulated deficit	(13,840,462)	(12,570,827)
TOTAL STOCKHOLDERS’ EQUITY	246,553	444,298

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,476,457	$11,701,405

See notes to unaudited consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
SALES
Vapor sales, net	$1,308,895	$1,479,631
Grocery sales, net	2,298,511	2,091,053
TOTAL SALES, NET	3,607,406	3,570,684

Cost of sales vapor	576,661	543,491
Cost of sales grocery	1,386,278	1,216,873
GROSS PROFIT	1,644,467	1,810,320

OPERATING EXPENSES
Advertising	37,763	26,456
Selling, general and administrative	3,097,728	3,539,764
Total operating expenses	3,135,491	3,566,220
LOSS FROM OPERATIONS	(1,491,024)	(1,755,900)

OTHER INCOME (EXPENSE)
Loss on repurchase of Series A warrants	-	(74,795)
Other income	210,000	40,461
Interest income	11,388	16,544
Total other income (expense), net	221,388	(17,790)

Net loss from continuing operations	(1,269,636)	(1,773,690)
Net loss from discontinued operations	-	(7,482)
NET LOSS	$(1,269,636)	$(1,781,172)

NET LOSS PER SHARE-BASIC AND DILUTED
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	$(0.00)	$(0.00)
NET LOSS PER SHARE -BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	29,348,867,108	17,765,032,561

See notes to unaudited consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED MARCH 31, 2018

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2018	29,348,867,108	$2,934,887	$10,080,238	$(12,570,827)	$444,298

Stock-based compensation expenses	-	-	1,071,890	-	1,071,890
Net loss	-	-	-	(1,269,636)	(1,269,636)
Balance – March 31, 2018	29,348,867,108	$2,934,887	$11,152,128	$(13,840,462)	$246,553

See notes to unaudited consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(1,269,636)	$(1,781,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	-	7,482
Change in allowances for bad debt	12,695	(1,175)
Depreciation and amortization	87,546	83,543
Loss on repurchase of Series A warrants	-	74,795
Stock-based compensation expense	1,071,890	1,197,194
Net cash used in discontinued operations	-	(52,531)
Changes in operating assets and liabilities:
Due from merchant credit card processors	15,615	1,862
Accounts receivable	16,364	(25,848)
Inventories	(123,861)	(154,293)
Prepaid expenses and vendor deposits	(7,746)	(52,764)
Other assets	2,763	(9,810)
Accounts payable	(50,062)	(70,125)
Accrued expenses	25,823	(232,678)
Contract liabilities	(2,446)	(154)
NET CASH USED IN OPERATING ACTIVITIES	(221,055)	(1,015,674)

INVESTING ACTIVITIES
Purchases of patent	-	(25,000)
Purchases of property and equipment	(2,600)	-
NET CASH USED IN INVESTING ACTIVITIES	(2,600)	(25,000)

FINANCING ACTIVITIES
Principal payments on loan payable	(517)	-
Payments for repurchase of Series A warrants	-	(2,382,467)
Principal payments of capital lease obligations	-	(16,994)
Proceeds from exercise of stock options	-	1,000
NET CASH USED IN FINANCING ACTIVITIES	(517)	(2,398,461)

DECREASE IN CASH	(224,172)	(3,439,135)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	7,883,191	13,366,272
CASH AND CASH EQUIVALENTS — END OF PERIOD	$7,659,019	$9,927,137

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$204	$1,877

Issuance of common stock in connection with cashless exercise of Series A warrants	-	$250,308

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

The Company incurred a loss from operations of approximately $1.5 million for the three months ended March 31, 2018. As of March 31, 2018, cash and cash equivalents totaled approximately $7.7 million. While we anticipate that our current cash, cash equivalents, and cash to be generated from operations will be sufficient to meet our projected operating plans for the foreseeable future through a year and a day from the issuance of these unaudited consolidated financial statements, should we require additional funds (either through equity or debt financings, collaborative agreements or from other sources) we have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

Sourcing and Vendors

We source from multiple suppliers. These suppliers range from small independent businesses to multinational conglomerates. For the three months ended March 31, 2018, we purchased approximately 83% of the goods we sell from our top 20 suppliers and approximately 33% of our total purchases were from one vendor.

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

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Unaudited Interim Financial Information

The unaudited consolidated financial statements have been prepared by the Company and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2018. Certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been omitted under the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). These unaudited consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for such year as filed with the SEC on March 15, 2018.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Shipping and Handling

Shipping charges billed to customers are included in net sales and the related shipping and handling costs are included in cost of sales. For the three months ended March 31, 2018 and 2017 shipping and handling costs of approximately $12,000   and $32,000, respectively, were included in cost of sales.

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Concentration of Risk

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. The majority of the Company’s cash and cash equivalents are concentrated in one large financial institution, which is in excess of Federal Deposit Insurance Corporation (FDIC) coverage. At March 31, 2018 and December 31, 2017, cash in excess of FDIC limits of $250,000 per financial institution were approximately $7.3 million and $7.1 million, respectively. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests, as deposits are held in excess of federally insured limits. The Company’s cash equivalents at March 31, 2018 and December 31, 2017 were money market accounts. The Company has not experienced any losses in such accounts.

Concentration of accounts receivable consist of the following, all of which are greater than 10% of the total net accounts receivable balance:

	March 31, 2018	December 31, 2017
Customers balances in excess of 10% of total accounts receivable
Customer A	-	27%
Customer B	12%	21%
Customer C	-	19%

For the three months ended March 31, 2018 and 2017, the Company did not have any customers with sales in excess of 10% of total sales.

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Revenue Recognition

Revenues from product sales and services rendered, net of promotional discounts, manufacturer coupons and rebates, return allowances, and sales and consumption taxes, are recorded when products are delivered, title passes to customers and collection is likely to occur. Title passes to customers at the point of sale for retail and at upon delivery of products for wholesale. Return allowances, which reduce revenue, are estimated using historical experience.

The Company recognizes revenue in accordance with the following five step model:

●	identify arrangements with customers;
●	identify performance obligations;
●	determine transaction price;
●	allocate transaction price to the separate performance obligations in the arrangement, if more than one exists;
●	recognize revenue as performance obligations are satisfied.

Accounting Standards Update (“ASU”) No. 2014-9, Revenue from Contracts with Customers (“ASU 2014-9”), is a comprehensive revenue recognition standard that superseded nearly all existing revenue recognition guidance. The Company adopted the standard on January 1, 2018 using the retrospective transition method, which requires reporting entities to apply the standard as of the earliest period presented in their financial statements. The adoption of the new standard resulted in no impact to the consolidated statements of operations and an immaterial impact to the consolidated balance sheets for reclassifying $61,312 of contract liabilities from accrued expenses as of December 31, 2017. Contract liabilities consist of gift card and loyalty point program liabilities. See “Accounts Receivable, Contract Assets, and Deferred Revenue” significant accounting policy.

Adoption of ASU 2014-09 impacted the previously reported results for the quarter ended March 31, 2017 as follows:

	As reported		After adoption
	Quarter Ended March 31,	ASU 2014-09	Quarter Ended March 31,
	2017	Impact	2017
Vapor sales, net	$1,481,364	(1,733)	$1,479,631
Grocery sales, net	$2,104,626	(13,573)	$2,091,053
Gross profit	$1,825,626	(15,306)	$1,810,320
Net loss	$(1,765,866)	(15,306)	$(1,781,172)

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Adoption of ASU 2014-09 impacted the previously reported balance sheet as of December 31, 2017 as follows:

	As reported	ASU 2014-09	After adoption
	31-Dec-17	Impact	31-Dec-17
Accrued Expenses	$538,204	(99,071)	$439,133
Contract liabilities	$-	61,312	$61,312
Total current liabilities	$11,284,407	(37,759)	$11,246,648

Accumulated deficit	$(12,608,586)	37,759	$(12,570,827)
Total stockholders’ equity	$406,539	37,759	$444,298

Accounts Receivable, Contract Assets, and Contract Liabilities

Accounts receivable are claims to consideration which are unconditional; meaning no performance obligations remain for the Company and only the passage of time is necessary before collection. Contract assets are distinguished from accounts receivable as performance obligations remain before claims to consideration become unconditional. By nature of the Company’s operations, contract assets are typically not recognized. Contract liabilities are recorded when customers transfer consideration in advance of delivery of products or services, which the Company records for gift cards and loyalty reward programs. When one party to an arrangement performs before the other(s), the Company records an accounts receivable, contract asset or contract liability.

The majority of arrangements with customers contain one performance obligation; to provide a distinct set of products or services. Most performance obligations are satisfied simultaneously as the Company exchanges products or services for customer payment. Exceptions include gift cards and loyalty rewards, for which the Company has a performance obligation to deliver products or services at a future date. As gift cards are purchased and loyalty points earned, contract liability is recorded until the performance obligation is satisfied through delivery of products or services or breakage based on gift card and loyalty reward program term limits. The Company’s breakage policy is twenty-four months for gift cards, twelve months for Grocery loyalty rewards, and six months for Vapor loyalty rewards. Loyalty rewards are earned at five percent on qualifying purchases and the reward functions as an allocation of transaction price from the period earned by the customer to the period the performance obligation is satisfied by the Company. As such, all contract liabilities are expected to be recognized within a twenty-four month period.

Adopted Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15 (Topic 230), “Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments”. The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017. The adoption of ASU 2016-15 was done on a retrospective basis and it did not have a significant impact on the Company’s consolidated financial statements.

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

Note 3. SEGMENT INFORMATION

Management determines the reportable segments based on the internal reporting used by our Chief Operating Decision Makers to evaluate performance and to assess where to allocate resources. The Company evaluates segment performance based on the segment gross profit before corporate expenses.

Summarized below are the total net sales and segment operating loss for each reporting segment:

	Three Months Ended
	Net Sales		Segment Gross Profit
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Vapor sales, net	$1,308,895	$1,479,631	$732,234	$936,140
Grocery sales, net	2,298,511	2,091,053	912,233	874,180
Total sales	$3,607,406	$3,570,684	1,644,467	1,810,320
Operating expenses			3,135,491	3,566,220
Operating loss			(1,491,024)	(1,755,900)
Other income (expense), net			221,388	(17,790)
Net loss from continuing operations			(1,269,636)	(1,773,690)
Net income (loss) from discontinued operations			-	(7,482)
Net loss			$(1,269,636)	$(1,781,172)

For the three months ended March 31, 2018, depreciation and amortization was $15,526   and $69,357 for Vapor and Grocery, respectively. For the three months ended March 31, 2017, depreciation and amortization was $16,732 and $63,182 for Vapor and Grocery, respectively.

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4. NOTES RECEIVABLE FROM RELATED PARTY AND OTHER INCOME

Management determined both notes receivable were uncollectable based on payment history and recorded a valuation allowance to fully reserve both notes receivable on December 31, 2016. A summary of the notes receivable is presented below:

Description	Due Date	Interest Rate	Remaining Principal	Allowance
Acquisition Note	In Default	4.5%	$74,687	$(74,687)
Promissory Note	In Default	Prime rate plus 2.0%	$178,851	$(178,851)

During the three months ended March 31, 2018 and 2017, the Company had notes receivables collections of $210,000 and 25,000, respectively, these collections were recorded to other income. Management believes the valuation allowance is appropriate at March 31, 2018.

Note 5. INTANGIBLE ASSETS

Intangible assets, net are as follows:

March 31, 2018	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Favorable lease	15 years	$890,000	$(106,809)	$783,191
Trade names	10 years	820,000	(190,000)	630,000
Customer relationships	5 years	60,000	(22,000)	38,000
Technology	10 years	75,000	(8,750)	66,250
Website	3 years	4,500	(2,750)	1,750
Intangible assets, net		$1,849,500	$(330,309)	$1,519,191

December 31, 2017	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Favorable lease	15 years	$890,000	$(92,219)	$797,781
Trade names	10 years	820,000	(169,500)	650,500
Customer relationships	5 years	60,000	(19,000)	41,000
Technology	10 years	75,000	(6,875)	68,125
Website	3 years	4,500	(2,375)	2,125
Intangible assets, net		$1,849,500	$(289,969)	$1,559,531

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense amounted to approximately $  40,000 and $39,000 for the three months ended March 31, 2018 and 2017, respectively. Future annual estimated amortization expense is as follows:

Years ending December 31,
2018 (remaining nine months)	$121,020
2019	160,486
2020	159,861
2021	152,861
2022	147,861
Thereafter	777,102
Total	$1,519,191

Note 6. CONTRACT LIABILITIES

The Company’s deferred revenue consists of gift cards and loyalty rewards, for which the Company has a performance obligation to deliver products when customers redeem balances or terms expire through breakage. Our breakage policy is twenty-four months for gift cards, twelve months for Grocery loyalty rewards, and six months for Vapor loyalty rewards. As such, all contract liabilities are   expected to be recognized within a twenty-four month period.

A summary of the contract liabilities activity for the three months ended March 31, 2017 and 2018 is presented below:

	March 31, 2018	March 31, 2017
Beginning balance as January 1,	$61,312	$34,564
Issued	83,834	87,312
Redeemed	(85,357)	(91,837)
Breakage recognized	(923)	4,370
Ending balance as of March 31,	$58,866	$34,409

Note 7. STOCKHOLDERS’ EQUITY

Series A Warrants

Through March 31, 2018, there were no Series A Warrants exercised through the cashless exercise provision of such warrants. As a result, the Company’s common stock remained unchanged for the first quarter of 2018.

Pursuant to the Series A Warrant agreement, the Black Scholes value is calculated by a third-party and utilized in calculating the warrant common stock equivalents at the point of cashless exercise. As such, the value is computed at the end of each reporting period to determine the amount of warrant common stock equivalents outstanding using the formula below:

(Series A Warrants exercised * Black Scholes Value) / closing common stock bid price as of two trading days prior.

A summary of the outstanding warrant common stock equivalents at January 1, 2018 and March 31, 2018 is presented below:

	March 31, 2018	January 1, 2018
Warrants outstanding	33	33
Black Scholes value	1,522,852	1,520,919
Closing bid stock price	$0.0001	$0.0001
Warrant common stock equivalent	505,888,354,828	505,246,312,541

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Options

During the three months ended March 31, 2018 and 2017, the Company recognized stock-based compensation of approximately $1.1 million and $1.2 million, respectively, in connection with the amortization of stock options, net of recovery of stock-based charges for forfeited unvested stock options. Stock-based compensation expense is included as part of selling, general and administrative expense in the accompanying consolidated statements of operations.

At March 31, 2018, the amount of unamortized stock-based compensation expense associated with unvested stock options granted to employees, directors and consultants was approximately $0.3 million, which will be amortized over a weighted average period of 0.90 years. At December 31, 2017, the amount of unamortized stock-based compensation expense associated with unvested stock options granted to employees, directors and consultants was approximately $1.3 million, which will be amortized over a weighted average period of 0.43 years.

Loss per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of shares of common stock outstanding and, if dilutive, potential shares of common stock outstanding during the period. Potential common shares consist of incremental shares of common stock issuable upon (a) the exercise of stock options (using the treasury stock method), and (b) the exercise of warrants (using the if-converted method). For the three months ended March 31, 2018 and 2017, diluted loss per share excludes the potential shares of common stock, as their effect is antidilutive.

The following table summarizes the Company’s securities, in common share equivalents, that have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	March 31, 2018	March 31, 2017
Stock options	89,268,899,200	82,851,011,360
Warrants	505,888,354,828	508,574,762,763
Total	595,157,254,028	591,425,774,123

Note 8. FAIR VALUE MEASUREMENTS

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

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Nonfinancial assets such as goodwill, other intangible assets, and long-lived assets held and used are measured at fair value and tested for impairment annually, or when there is an indicator of impairment between annual tests.

The following table summarizes the liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 2017:

	Level 1	Level 2	Level 3	Total
LIABILITIES
Derivative liabilities - warrants	$-	$10,231,697	$-	$10,231,697
Total derivative liabilities - warrants	$-	$10,231,697	$-	$10,231,697

The Company determined that its offer to purchase its Series A Warrants for $0.22 per warrant was the best indicator of the fair value of the derivative liabilities - warrants   as of March 31, 2018 and December 31, 2017.

Note 9. COMMITMENTS AND CONTINGENCIES

Fontem License Agreement

The Company has a non-exclusive license to certain products with Fontem Ventures B.V. “Fontem”. The Company will make quarterly license and royalty payments in perpetuity to Fontem based on the sale of qualifying products as defined in the license agreement at a royalty rate of 5.25%

For the three months ended March 31, 2018 and 2017, the Company incurred royalty expenses of approximately $20,000 and $0, respectively.

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of our business. With respect to legal costs, we record such costs as incurred.

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10. DISAGGREGATION OF REVENUES

The Company reports the following segments in accordance with management guidance: Vapor and Grocery. When the Company prepares its internal management reporting to evaluate business performance, we disaggregate revenue into the following categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended
	March 31, 2018	March 31, 2017
Vapor	$1,308,895	$1,479,631
Grocery	2,298,511	2,091,053
Total revenue	$3,607,406	$3,507,684

Retail Vapor	$1,302,855	$1,351,956
Retail Grocery	1,646,636	1,666,845
Food service/restaurant	397,564	423,505
Online/eCommerce	250,960	703
Wholesale Grocery	3,352	-
Wholesale Vapor	6,040	127,675
Total revenue	$3,607,406	$3,570,684

Note 11. SUBSEQUENT EVENTS

On April 13, 2018, the Company agreed to a new revolving credit line of $2 million and a money market account of $2 million (“blocked   account”) with Professional Bank in Coral Gables, Florida. The agreement included a variable interest rate that it is based on a rate of 1% over what is earned on the collateral amount. The collateral amount established in the arrangement with the bank is $2 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements. The terms “we,” “us,” “our,” and the “Company” refer to Healthier Choices Management Corp. and its wholly-owned subsidiaries, Healthy Choice Markets, Inc., Vaporin, Inc., Vape Store, Smoke, Emagine, IVGI Acquisition, Inc., Vapormax Franchising LLC., Vaporin LLC., and Vaporin Florida, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Company Overview

Healthier Choices Management Corp. (the “Company”) is a holding company focused on providing consumers with healthier daily choices with respect to nutrition and other lifestyle alternatives. The Company operates twelve   vape retail stores in the Southeast region of the United States of America. The Company offers e-liquids vaporizers and related products through its vape retail stores. The Company sold its wholesale business on July 31, 2016. The sale of the wholesale business was not contemplated prior to July 1, 2016. The sale of the wholesale business qualifies as a discontinued operation and accordingly the Company has excluded results for the wholesale business operations from the Company’s continuing operations in the unaudited consolidating Statements of Operations for all periods presented.

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

The Company incurred a loss from operations of approximately $1.5 million   for the three months ended March 31, 2018. As of March 31, 2018, cash and cash equivalents totaled approximately $7.7 million. While we anticipate that our current cash, cash equivalents, and cash to be generated from operations will be sufficient to meet our projected operating plans for the foreseeable future through a year and a day from the issuance of these audited consolidated financial statements, should we require additional funds (either through equity or debt financings, collaborative agreements or from other sources) we have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

Factors Affecting Our Performance

We believe the following factors affect our performance:

Retail: We believe the operating performance of our retail stores will affect our revenue and financial performance. The Company has a total of twelve   retail stores, which are located in Florida, Georgia and Alabama. The Company has ceased plans to increase the number of retail vape stores due to adverse industry trends and increasing federal and state regulations that, if implemented, may negatively impact future retail revenues.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

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

Results of Operations

The following table sets forth our unaudited consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 that is used in the following discussions of our results of operations:

	Three Months Ended March 31,		2017 to 2018
	2018	2017	Change $
SALES
Vapor sales, net	$1,308,895	$1,479,631	$(170,736)
Grocery sales, net	2,298,511	2,091,053	207,458
TOTAL SALES, NET	3,607,406	3,570,684	36,722

Cost of sales vapor	576,661	543,491	33,170
Cost of sales grocery	1,386,278	1,216,873	169,405
GROSS PROFIT	1,644,467	1,810,320	(165,853)

OPERATING EXPENSES
Advertising	37,763	26,456	11,307
Selling, general and administrative	3,097,728	3,539,764	(442,036)
Total operating expenses	3,135,491	3,566,220	(430,729)
LOSS FROM OPERATIONS	(1,491,024)	(1,755,900)	264,876

OTHER INCOME (EXPENSE)
Loss on repurchases of Series A warrants	-	(74,795)	74,795
Other income	210,000	40,461	169,539
Interest income	11,592	18,421	(6,829)
Interest expense	(204)	(1,877)	1,673
Total other income (expense), net	221,388	(17,790)	239,178

Net loss from continuing operations	(1,269,636)	(1,773,690)	504,054
Net loss from discontinued operations	-	(7,482)	7,482
NET LOSS	$(1,269,636)	$(1,781,172)	$511,536

Net vapor sales decreased $170,736 to $1,308,895 for the three months ended March 31, 2018 as compared to $1,479,631 for the same period in 2017. The decrease in sales is primarily due to   twelve  stores open during the three months ended March 31, 2018 as compared to thirteen retail stores   for the same period in 2017.

Net grocery sales increased $207,458 to $2,298,511 for the three months ended March 31, 2018 as compared to $2,091,053 for the same period in 2017. The increase in sales is primarily due to the online Amazon sales of $250,960   from Healthy U Wholesale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Vapor cost of goods sold for the three months ended March 31, 2018 and 2017 were $576,661 and $543,491, respectively, an increase of $33,170. The increase is primarily due to increases in product costs during the three months ended March 31, 2018 as compared to the same period in 2017. Gross profit from retail stores was $732,234 and $936,140 for the three months ended March 31, 2018 and 2017, respectively.

Grocery cost of goods sold for the three months ended March 31, 2018 and 2017 were $1,386,278 and $1,216,873, respectively, an increase of $169,405. The increase is primarily due to increases in sales and cost of goods sold from Healthy U Wholesale. Gross profit from grocery was $912,233 and $874,180 for the three months ended March 31, 2018 and 2017, respectively.

Selling, general and administrative expenses decreased $442,036 to $3,097,728 for the three months ended March 31, 2018 compared to $3,539,764 for the same period in 2017. The decrease is primarily attributable to decreases in professional fees of $204,197, stock-based compensation of $125,304, taxes, licenses and permits of $100,568, and payroll and benefits of $20,585, offset by increases in occupancy costs of $10,993.

Net other income of $221,388 for the three months ended March 31, 2018 includes other income of $210,000, and   interest income of $11,592, offset by   interest expense of $204. Net other expense of $17,790 for the three months ended March 31, 2017 includes a $74,795 loss on repurchase of Series A Warrants, $40,461 of other income, and   $18,421 of interest income, offset by   $1,877 of interest expense.

The company did not incur activity from discontinued operations   for the three months ended March 31, 2018 as compared to net loss of $7,482 for the same period in 2017.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2018	2017

Net cash used in operating activities	$(221,055)	$(1,015,674)
Net cash used in investing activities	(2,600)	(25,000)
Net cash used in financing activities	(517)	(2,398,461)
	$(224,172)	$(3,439,135)

Our net cash used in operating activities of $221,055 for the three months ended March 31, 2018 resulted from our net loss of $1,269,636, and   a net cash usage of $123,550 from changes in operating assets and liabilities,   offset by share-based compensation expense of $1,071,890. Our net cash used in operating activities of $1,015,674 for the three months ended March 31, 2017 resulted from our net loss of $1,781,172, and a net cash usage of $543,810 from changes in operating assets and liabilities,   offset by share-based compensation expense of $1,197,194. Our net cash used in discontinued operations of $52,531 for the three months ended March 31, 2017 resulted from our net loss from discontinued operations of $7,482, offset by a net cash usage of $45,049 from changes in assets and liabilities from discontinued operations.

The net cash used in investing activities of $2,600 for the three months ended March 31, 2018 resulted from the purchases of property and equipment. The net cash used in investing activities of $25,000 for the three months ended March 31, 2017 is   due to purchases of a patent.

The net cash used in financing activities of $517 for the three months ended March 31, 2018 is due to payment of $517 of loan principle. The net cash used in financing activities of $2,398,461 for the three months ended March 31, 2017 is due to repurchases of Series A warrants totaling $2,382,467, payment of capital lease obligation of $16,994 and exercise of stock options of $1,000.

At March 31, 2018 and December 31, 2017, we did not have any material financial guarantees or other contractual commitments with vendors that are reasonably likely to have an adverse effect on liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. The majority of our cash and cash equivalents are concentrated in three financial institutions and are generally in excess of the FDIC insurance limit. The Company has not experienced any losses on its cash and cash equivalents. The following table presents the Company's cash position as of March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
Cash	$7,659,019	$7,883,191
Total assets	$11,476,457	$11,701,405
Percentage of total assets	66.7%	67.4%

The Company reported a net loss of $1.3 million for the three months ended March 31, 2018. The Company also had negative working capital of $2.4 million. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to satisfy warrant obligations, and to continue as a going concern.

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

There have been no material changes to the Company’s critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the 2017 Annual Report, which we believe are the most critical to our business and the understanding of our results of operations and affect the more significant judgments and estimates that we use in the preparation of our consolidated financial statements.

Seasonality

We do not consider our business to be seasonal.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, did not carry out an evaluation on internal controls as of March 31, 2018 in regard to the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. As an evaluation was not carried out, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of March 31, 2018 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Changes in Internal Control over Financial Reporting

Our management continues to review ways in which we can make improvements in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of business. We do not have any legal proceedings which have a material impact to the financial statements as of March 31, 2018.

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

HEALTHIER CHOICES MANAGEMENT CORP.

Date: May 2, 2018	By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer

Date: May 2, 2018	By:	/s/ John Ollet
John Ollet
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive Officer (906)				Furnished *
32.2	Certification of Principal Financial Officer (906)				Furnished *
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.