Form 10-Q
period 2018-06-30
Healthier Choices Management Corp.
filed 2018-07-26
CIK 844856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

☐ Yes ☒ No

As of July 26, 2018, there were 29,348,867,108 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,420,207	$7,883,191
Due from merchant credit card processors, net of reserves	12,795	28,410
Accounts receivable, net of allowance of approximately $32,000 and $19,000, respectively	50,211	75,568
Inventories	885,536	861,650
Prepaid expenses and vendor deposits	91,236	63,808
Other current assets	-	41,183
TOTAL CURRENT ASSETS	8,459,985	8,953,810

Property and equipment, net of accumulated depreciation of $490,354 and $393,771, respectively	525,643	589,506
Intangible assets, net of accumulated amortization of $370,858 and $289,969, respectively	1,503,642	1,559,531
Goodwill	481,314	481,314
Other assets	116,914	117,244

TOTAL ASSETS	$11,087,498	$11,701,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$652,762	$512,395
Accrued expenses	286,860	439,133
Contract liabilities	30,612	61,312
Current portion of loan payable	2,167	2,111
Derivative liabilities – warrants	10,231,697	10,231,697
TOTAL CURRENT LIABILITIES	11,204,098	11,246,648

Loan payable, net of current portion	9,361	10,459

TOTAL LIABILITIES	11,213,459	11,257,107

COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)

STOCKHOLDERS’ EQUITY
Common Stock, $0.0001 par value per share, 750,000,000,000 shares authorized; 29,348,867,108 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	2,934,887	2,934,887
Additional paid-in capital	11,238,744	10,080,238
Accumulated deficit	(14,299,592)	(12,570,827)
TOTAL STOCKHOLDERS’ EQUITY	(125,961)	444,298

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,087,498	$11,701,405

See notes to unaudited consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
SALES
Vapor sales, net	$1,140,640	$1,507,301	$2,449,534	$2,986,932
Grocery sales, net	2,137,281	1,800,829	4,435,792	3,891,882
TOTAL SALES, NET	3,277,921	3,308,130	6,885,326	6,878,814

Cost of sales vapor	565,054	624,750	1,141,715	1,168,241
Cost of sales grocery	1,281,687	1,007,852	2,667,965	2,224,725
GROSS PROFIT	1,431,180	1,675,528	3,075,646	3,485,848

OPERATING EXPENSES
Advertising	43,701	32,203	81,464	58,659
Selling, general and administrative	1,975,482	4,412,187	5,073,209	7,951,951
Total operating expenses	2,019,183	4,444,390	5,154,673	8,010,610
LOSS FROM OPERATIONS	(588,003)	(2,768,862)	(2,079,027)	(4,524,762)

OTHER INCOME (EXPENSE)
Loss on repurchase of Series A warrants	-	-	-	(74,795)
Other income	107,500	(30,000)	317,500	10,461
Interest income	21,373	2,301	32,761	18,845
Total other income (expense), net	128,873	(27,699)	350,261	(45,489)

Net loss from continuing operations	(459,130)	(2,796,561)	(1,728,766)	(4,570,251)
Net income from discontinued operations	-	84,459	-	76,977
NET LOSS	$(459,130)	$(2,712,102)	$(1,728,766)	$(4,493,274)

NET LOSS PER SHARE-BASIC AND DILUTED
Continuing operations	$0.00	$0.00	$0.00	$0.00
Discontinued operations	$0.00	$0.00	$0.00	$0.00
NET LOSS PER SHARE -BASIC AND DILUTED	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	29,348,867,108	28,196,705,036	29,348,867,108	23,009,685,517

See notes to unaudited consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2018

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2018	29,348,867,108	$2,934,887	$10,080,238	$(12,570,827)	$444,298

Stock-based compensation expense	-	-	1,158,506	-	1,158,506
Net loss	-	-	-	(1,728,766)	(1,728,766)
Balance – June 30, 2018	29,348,867,108	$2,934,887	$11,238,744	$(14,299,592)	$(125,961)

See notes to unaudited consolidated financial statements

Note: Amounts may not be additive due to rounding

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(1,728,766)	$(4,493,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations	-	(76,977)
Change in allowances for bad debt	12,695	(22,633)
Depreciation and amortization	177,472	170,440
Loss on repurchase of Series A warrants	-	74,795
Write-down of obsolete and slow-moving inventory	179,108	112,577
Stock-based compensation expense	1,158,506	3,300,532
Stock-based expense in connection with professional services	-	4,501
Net cash used in discontinued operations	-	(52,731)
Changes in operating assets and liabilities:
Due from merchant credit card processors	15,615	1,862
Accounts receivable	12,662	(31,990)
Inventories	(202,994)	(423,775)
Prepaid expenses and vendor deposits	(27,428)	(331)
Other assets	41,513	7,455
Accounts payable	140,367	(13,362)
Accrued expenses	(152,273)	(293,986)
Contract liabilities	(30,699)	(3,717)
NET CASH USED IN OPERATING ACTIVITIES	(404,222)	(1,740,614)

INVESTING ACTIVITIES
Purchases of patent	(25,000)	(25,000)
Purchases of property and equipment	(32,720)	(104,756)
NET CASH USED IN INVESTING ACTIVITIES	(57,720)	(129,756)

FINANCING ACTIVITIES
Proceeds from loan payable	-	13,977
Principal payments on loan payable	(1,041)	(393)
Payments for repurchase of Series A warrants	-	(2,382,467)
Principal payments of capital lease obligations	-	(34,670)
Proceeds from exercise of stock options	-	1,000
NET CASH USED IN FINANCING ACTIVITIES	(1,041)	(2,402,553)

DECREASE IN CASH	(462,984)	(4,272,923)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	7,883,191	13,366,272
CASH AND CASH EQUIVALENTS — END OF PERIOD	$7,420,207	$9,093,349

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$360	$3,133

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock in connection with cashless exercise of Series A warrants	$-	$299,115

See notes to unaudited consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. ORGANIZATION, GOING CONCERN, AND BASIS OF PRESENTATION

Organization

Healthier Choices Management Corp. (the “Company”) is a holding company focused on providing consumers with healthier daily choices with respect to nutrition and other lifestyle alternatives. The Company currently operates twelve retail vape stores in the Southeast region of the United States, through which it offers e-liquids, vaporizers and related products. The Company also operates Ada’s Natural Market, a natural and organic grocery store, through its wholly owned subsidiary Healthy Choice Markets, Inc. Ada’s Natural Market offers fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products and natural household items.

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

The Company currently and historically has reported net losses and cash outflows from operations. As of June 30, 2018, cash and cash equivalents totaled approximately $7.4 million. While we anticipate that our current cash, cash equivalents, and cash to be generated from operations will be sufficient to meet our projected operating plans for the foreseeable future through a year and a day from the issuance of these unaudited consolidated financial statements. During the second quarter of 2018, the company entered into a $2 million line of credit agreement with a financial institution that is subject to annual renewal with a variable interest rate subject to customary events of default and that no amounts have been drawn down on its. The ability to raise additional financing may have a positive effect on the future performance of the Company.

Basis of Presentation and Principles of Consolidation

The Company’s unaudited consolidated financial statements are prepared in accordance with GAAP. The unaudited consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of the financial statement date.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The terms “we,” “us,” “our,” and the “Company” refer to Healthier Choices Management Corp. and its wholly-owned subsidiaries, Vaporin, Inc., The Vape Store, Inc. (“Vape Store”), Smoke Anywhere U.S.A., Inc. (“Smoke”), Emagine the Vape Store, LLC (“Emagine”), IVGI Acquisition, Inc., Vapormax Franchising LLC, Vaporin LLC, Vaporin Florida, Inc., and Healthy Choice Markets, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

Shipping and Handling

Shipping charges billed to customers are included in net sales and the related shipping and handling costs are included in cost of sales. For the six months ended June 30, 2018 and 2017, shipping and handling costs of approximately $27,000 and $66,000, respectively, were included in cost of sales.

Concentration of Risk

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. The majority of the Company’s cash and cash equivalents are concentrated in one large financial institution, which is in excess of Federal Deposit Insurance Corporation (FDIC) coverage. At June 30, 2018 and December 31, 2017, cash in excess of FDIC limits of $250,000 per financial institution were approximately $6.9 million and $7.1 million, respectively. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests, as deposits are held in excess of federally insured limits. The Company’s cash equivalents at June 30, 2018 and December 31, 2017 were money market accounts. The Company has not experienced any losses in such accounts.

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Inventories

Inventories are stated at average cost. If the cost of the inventories exceeds their net realizable value, provisions are recorded to write down excess inventories to their net realizable value. The Company’s inventories consist primarily of merchandise available for resale, such as fresh produce, perishable grocery items and non-perishable consumable goods.

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

The Company recognizes revenue in accordance with the following five-step model:

●	identify arrangements with customers;

●	identify performance obligations;

●	determine transaction price;

●	allocate transaction price to the separate performance obligations in the arrangement, if more than one exists; and

●	recognize revenue as performance obligations are satisfied.

Accounting Standards Update (“ASU”) No. 2014-9, Revenue from Contracts with Customers (“ASU 2014-9”), is a comprehensive revenue recognition standard that superseded nearly all existing revenue recognition guidance. The Company adopted the standard on January 1, 2018 using the retrospective transition method, which requires reporting entities to apply the standard as of the earliest period presented in their financial statements. The adoption of the new standard resulted in an immaterial impact to the consolidated statements of operations for reclassifying $12,951 to net loss and an immaterial impact to the consolidated balance sheets for reclassifying $61,312 of contract liabilities from accrued expenses as of December 31, 2017. Contract liabilities consist of gift card and loyalty point program liabilities. See “Accounts Receivable, Contract Assets, and Deferred Revenue” significant accounting policy.

Adoption of ASU 2014-09 impacted the previously reported results for the quarter ended June 30, 2017 as follows:

	As reported		After adoption
	Quarter Ended June 30, 2017	ASU2014-09 Impact	Quarter Ended June 30, 2017
Vapor sales, net	$1,507,574	$(273)	$1,507,301
Grocery sales, net	$1,798,135	$2,694	$1,800,829
Gross profit	$1,673,107	$2,421	$1,675,528
Net loss	$(2,714,523)	$2,421	$(2,712,102)

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Adoption of ASU 2014-09 impacted the previously reported balance sheet as of December 31, 2017 as follows:

	As reported December 31, 2017	ASU 2014-09 Impact	After adoption December 31, 2017
Accrued Expenses	$538,204	$(99,071)	$439,133
Contract liabilities	$-	$61,312	$61,312
Total current liabilities	$11,284,407	$(37,759)	$11,246,648
Accumulated deficit	$(12,608,586)	$37,759	$(12,570,827)
Total stockholders’ equity	$406,539	$37,759	$444,298

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

The majority of arrangements with customers contain one performance obligation; to provide a distinct set of products or services. Most performance obligations are satisfied simultaneously as the Company exchanges products or services for customer payment. Exceptions include gift cards and loyalty rewards, for which the Company has a performance obligation to deliver products or services at a future date. As gift cards are purchased and loyalty points earned, contract liabilities are recorded until the performance obligations are satisfied through delivery of products or services or breakage based on gift card and loyalty reward program term limits. The Company’s breakage policy is twenty-four months for gift cards, twelve months for Grocery loyalty rewards, and six months for Vapor loyalty rewards. Loyalty rewards are earned at five percent on qualifying purchases and the reward functions as an allocation of transaction price from the period earned by the customer to the period the performance obligation is satisfied by the Company. As such, all contract liabilities are expected to be recognized within a twenty-four month period.

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

Note 3. SEGMENT INFORMATION

Management determines the reportable segments based on the internal reporting used by our executives to evaluate performance and to assess where to allocate resources. The Company evaluates segment performance based on the segment gross profit before corporate expenses.

Summarized below are the total net sales and segment operating loss for each reporting segment:

	Three Months Ended
	Net Sales		Segment Gross Profit
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Vapor sales, net	$1,140,640	$1,507,301	$575,586	$882,551
Grocery sales, net	2,137,281	1,800,829	855,594	792,977
Total Sales	$3,277,921	$3,308,130	1,431,180	1,675,528

Operating expenses			2,019,183	4,444,390
Operating loss			(588,003)	(2,768,862)
Other income (expense), net			128,873	(27,699)
Net loss from continuing operations			(459,130)	(2,796,561)
Net income from discontinued operations			-	84,459
Net loss			$(459,130)	$(2,712,102)

For the three months ended June 30, 2018, depreciation and amortization was $18,029 and $69,429 for Vapor and Grocery, respectively. For the three months ended June 30, 2017, depreciation and amortization was $16,524 and $66,678 for Vapor and Grocery, respectively.

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Six Months Ended
	Net Sales		Segment Gross Profit
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Vapor sales, net	$2,449,534	$2,986,932	$1,307,819	$1,818,691
Grocery sales, net	4,435,792	3,891,882	1,767,827	1,667,157
Total Sales	$6,885,326	$6,878,814	3,075,646	3,485,848

Operating expenses			5,154,673	8,010,610
Operating loss			(2,079,027)	(4,524,762)
Other income (expense), net			350,261	(45,489)
Net loss from continuing operations			(1,728,766)	(4,570,251)
Net income from discontinued operations			-	76,977
Net loss			$(1,728,766)	$(4,493,274)

For the six months ended June 30, 2018, depreciation and amortization was $33,555 and $138,787 for Vapor and Grocery, respectively. For the six months ended June 30, 2017, depreciation and amortization was $33,259 and $129,860 for Vapor and Grocery, respectively.

Note 4. NOTES RECEIVABLE FROM RELATED PARTY AND OTHER INCOME

Management determined both notes receivable were uncollectable based on payment history and recorded a valuation allowance to fully reserve both notes receivable on December 31, 2016. A summary of the notes receivable as of June 30, 2018 is presented below:

Description	Due Date	Interest Rate	Remaining Principal	Allowance
Acquisition Note	In Default	4.5%	$45,519	$(45,519)
Promissory Note	In Default	Prime rate plus 2.0%	$105,938	$(105,938)

During the first half of 2018, the Company had notes receivable collections of $315,000, recorded to other income in the Consolidate Statement of Operations. Management believes the valuation allowance is appropriate at June 30, 2018.

Note 5. INTANGIBLE ASSETS

Intangible assets, net are as follows:

June 30, 2018	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Favorable lease	15 years	$890,000	$(121,400)	$768,600
Trade names	10 years	820,000	(210,500)	609,500
Customer relationships	5 years	60,000	(25,000)	35,000
Technology	20 years	100,000	(10,833)	89,167
Website	3 years	4,500	(3,125)	1,375
Intangible assets, net		$1,874,500	$(370,858)	$1,503,642

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2017	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Favorable lease	15 years	$890,000	$(92,219)	$797,781
Trade names	10 years	820,000	(169,500)	650,500
Customer relationships	5 years	60,000	(19,000)	41,000
Technology	20 years	75,000	(6,875)	68,125
Website	3 years	4,500	(2,375)	2,125
Intangible assets, net		$1,849,500	$(289,969)	$1,559,531

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense amounted to $82,243 and $78,076 for the six months ended June 30, 2018 and 2017, respectively. Future annual estimated amortization expense is as follows:

Years ending December 31,
2018 (remaining six months)	$81,930
2019	162,986
2020	162,361
2021	155,361
2022	150,361
Thereafter	790,644
Total	$1,503,642

Note 6. CONTRACT LIABILITIES

The Company’s contract liabilities consists of gift cards and loyalty rewards, for which the Company has a performance obligation to deliver products when customers redeem balances or terms expire through breakage. Our breakage policy is twenty-four months for gift cards, twelve months for Grocery loyalty rewards, and six months for Vapor loyalty rewards. As such, all contract liabilities are expected to be recognized within a twenty-four month period.

A summary of the contract liabilities activity for the six months ended June 30, 2018 and 2017 is presented below:

	Six month ended June 30,
	2018	2017
Beginning balance as January1,	$61,312	$34,564
Issued	80,126	97,317
Redeemed	(111,173)	(104,365)
Breakage recognized	347	3,330
Ending balance as of June 30,	$30,612	$30,847

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7. STOCKHOLDERS’ EQUITY

Series A Warrants

Through June 30, 2018, there were no Series A Warrants exercised through the cashless exercise provision of such warrants. As a result, the Company’s outstanding common stock remained unchanged for the first half of 2018.

Pursuant to the Series A Warrant agreement, the Black Scholes value is calculated by a third-party and utilized in calculating the warrant common stock equivalents at the point of cashless exercise. As such, the number of warrant common stock equivalents outstanding are computed at the end of each reporting period using the formula below:

(Series A Warrants exercised * Black Scholes Value) / closing common stock bid price as of two trading days prior.

A summary of the outstanding warrant common stock equivalents at January 1, 2018 and June 30, 2018, is presented below:

	June 30, 2018	January 1, 2018
Warrants outstanding	33	33
Black Scholes value	1,523,599	1,520,919
Closing bid stock price	$0.0001	$0.0001
Warrant common stock equivalent	506,136,603,028	505,246,312,541

Stock Options

During the three months ended June 30, 2018 and 2017, the Company recognized stock-based compensation of $0.1 million and $2.1 million, respectively, in connection with the amortization of stock options, net of recovery of stock-based charges for forfeited unvested stock options. During the six months ended June 30, 2018 and 2017, the Company recognized stock-based compensation of $1.2 million and $3.3 million, respectively. Stock-based compensation expense is included as part of selling, general and administrative expense in the accompanying consolidated statements of operations.

At June 30, 2018, the amount of unamortized stock-based compensation expense associated with unvested stock options granted to employees, directors and consultants was approximately $0.2 million, which will be amortized over a weighted average period of 0.84 years. At December 31, 2017, the amount of unamortized stock-based compensation expense associated with unvested stock options granted to employees, directors and consultants was approximately $1.3 million, which will be amortized over a weighted average period of 0.43 years.

Loss per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of shares of common stock outstanding and, if dilutive, potential shares of common stock outstanding during the period. Potential common shares consist of incremental shares of common stock issuable upon (a) the exercise of stock options (using the treasury stock method), and (b) the exercise of warrants (using the if-converted method). For the three and six months ended June 31, 2018 and 2017, diluted loss per share excludes the potential shares of common stock, as their effect is antidilutive.

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the Company’s securities, in common share equivalents, that have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	June 30, 2018	June 30, 2017

Stock options	89,568,899,200	82,911,261,360
Warrants	506,136,603,028	505,949,795,210
Total	595,705,502,228	588,861,056,570

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

Nonfinancial assets such as goodwill, other intangible assets, and long-lived assets held and used are measured at fair value when there is an indicator of impairment and recorded at fair value when impairment is recognized or for a business combination.

The following table summarizes the liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 2017:

	Level 1	Level 2	Level 3	Total
LIABILITIES
Derivative liabilities – warrants	$-	$10,231,697	$-	$10,231,697
Total derivative liabilities – warrants	$-	$10,231,697	$-	$10,231,697

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9. COMMITMENTS AND CONTINGENCIES

Fontem License Agreement

The Company has a non-exclusive license to certain products with Fontem Ventures B.V. “Fontem”. The Company will make quarterly license and royalty payments in perpetuity to Fontem based on the sale of qualifying products as defined in the license agreement at a royalty rate of 5.25%.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Royalty expenses	$13,579	$(14,650)	$34,007	$(14,650)

For the three and six months ended 2017, the credit balance for the royalty expenses was due to a true-up adjustment in the liability.

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

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Vapor	$1,140,640	$1,507,301	$2,449,534	$2,986,932
Grocery	2,137,281	1,800,828	4,435,792	3,891,882
Total revenue	$3,277,921	$3,308,129	$6,885,326	$6,878,814

Retail Vapor	$1,139,621	$1,431,587	$2,442,476	$2,783,543
Retail Grocery	1,526,587	1,395,173	3,173,222	3,062,019
Food service/restaurant	398,835	406,358	796,399	829,863
Online/eCommerce	206,904	(703)	457,864	-
Wholesale Grocery	4,955	-	8,307	-
Wholesale Vapor	1,019	75,714	7,058	203,389
Total revenue	$3,277,921	$3,308,129	$6,885,326	$6,878,814

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

Company Overview

The Company is a holding company focused on providing consumers with healthier daily choices with respect to nutrition and other lifestyle alternatives. The Company operates twelve vape retail stores in the Southeast region of the United States of America. The Company offers e-liquids vaporizers and related products through its vape retail stores. The Company sold its wholesale business on July 31, 2016. The sale of the wholesale business was not contemplated prior to July 1, 2016. The sale of the wholesale business qualifies as a discontinued operation and accordingly the Company has excluded results for the wholesale business operations from the Company’s continuing operations in the unaudited Consolidated Statements of Operations for all periods presented.

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

The Company incurred a loss from operations of approximately $0.6 million and $2.1 million, respectively for the three months and six months ended June 30, 2018. As of June 30, 2018, cash and cash equivalents totaled approximately $7.4 million. While we anticipate that our current cash, cash equivalents, and cash to be generated from operations will be sufficient to meet our projected operating plans for the foreseeable future through a year and a day from the issuance of these audited consolidated financial statements, should we require additional funds (either through equity or debt financings, collaborative agreements or from other sources) we have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

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

Results of Operations

The following table sets forth our unaudited consolidated Statements of Operations for the three months ended June 30, 2018 and 2017, that is used in the following discussions of our results of operations:

	Three Months Ended June 30,		2017 to 2018
	2018	2017	Change $
SALES
Vapor sales, net	$1,140,640	$1,507,574	$(366,661)
Grocery sales, net	2,137,281	1,800,829	336,452
TOTAL SALES, NET	3,277,921	3,308,130	(30,209)

Cost of sales vapor	565,054	624,750	(59,696)
Cost of sales grocery	1,281,687	1,007,852	273,835
GROSS PROFIT	1,431,180	1,675,528	(2,44,348)

OPERATING EXPENSES
Advertising	43,701	32,203	11,498
Selling, general and administrative	1,975,482	4,412,187	(2,436,705)
Total operating expenses	2,019,183	4,444,390	(2,425,207)
LOSS FROM OPERATIONS	(588,003)	(2,768,862)	2,180,859

OTHER INCOME (EXPENSE)
Other income	107,500	(30,000)	137,500
Interest income	21,529	3,557	17,972
Interest expense	(156)	(1,256)	1,100
Total other income (expense), net	128,873	(27,699)	156,572

Net loss from continuing operations	(459,130)	(2,796,561)	2,337,431
Income from discontinued operations	-	84,459	(84,459)
NET LOSS	$(459,130)	$(2,712,102)	$2,252,972

Net Vapor sales decreased $366,661 to $1,140,640 for the three months ended June 30, 2018 as compared to $1,507,301 for the same period in 2017. The decrease in sales is primarily due to the decreased number of stores – twelve; and one wholesale location open during the three months ended June 30, 2018 as compared to thirteen retail stores and two wholesale locations for the same period in 2017.

Net Grocery sales increased $336,452 to $2,137,281 for the three months ended June 30, 2018 as compared to $1,800,829 for the same period in 2017. The increase in sales is primarily due to the online Amazon sales of $206,904 from Healthy U Wholesale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS – (Continued)

Vapor cost of goods sold for the three months ended June 30, 2018 and 2017 were $565,054 and $624,750, respectively, a decrease of $59,696. The decrease is primarily due to decreases in product costs during the three months ended June 30, 2018 as compared to the same period in 2017. Gross profit was $575,586 and $855,594 for the three months ended June 30, 2018 and 2017, respectively.

Grocery cost of goods sold for the three months ended June 30, 2018 and 2017 were $1,281,687 and $1,007,852, respectively, an increase of $273,835. The increase is primarily due to increases in sales and cost of goods sold from Healthy U Wholesale. Gross profit as $855,594 and $792,977 for the three months ended June 30, 2018 and 2017, respectively.

Selling, general and administrative expenses decreased $2,436,705 to $1,975,482 for the three months ended June 30, 2018 compared to $4,412,187 for the same period in 2017. The decrease is primarily attributable to decreases in stock-based compensation of $2,016,722, payroll and employee related cost of $183,668, professional fee of $123,186, occupancy costs of $36,296, and insurance of $27,414.

Net other income of $128,873 for the three months ended June 30, 2018 includes other income of $170,500, and interest income of $21,529, offset by interest expense of $156. Net other expense of $27,699 for the three months ended June 30, 2017 includes other income of $30,000, and interest expense of $1,256, offset by interest income of $3,557.

The company did not incur activity from discontinued operations for the three months ended June 30, 2018 as compared to net income of $84,459 for the same period in 2017.

The following table sets forth our unaudited consolidated Statements of Operations for the six months ended June 30, 2018 and 2017 that is used in the following discussions of our results of operations:

	Six Months Ended June 30,		2017 to 2018
	2018	2017	Change $
SALES
Vapor sales, net	$2,449,534	$2,986,932	$(537,398)
Grocery sales, net	4,435,792	3,891,882	543,910
TOTAL SALES, NET	6,885,326	6,878,814	6,512

Cost of sales vapor	1,141,715	1,168,241	(26,526)
Cost of sales grocery	2,667,965	2,224,725	443,240
GROSS PROFIT	3,075,646	3,485,848	(410,202)

OPERATING EXPENSES
Advertising	81,464	58,659	22,805
Selling, general and administrative	5,073,209	7,951,951	(2,878,742)
Total operating expenses	5,154,673	8,010,610	(2,855,937)
LOSS FROM OPERATIONS	(2,079,027)	(4,524,762)	2,445,735

OTHER INCOME (EXPENSE)
Loss on repurchases of Series A Warrants	-	(74,795)	74,795
Other income	317,500	10,461	307,039
Interest income	33,121	21,978	11,143
Interest expense	(360)	(3,133)	2,773
Total other income (expense), net	350,261	(45,489)	395,750

Net loss from continuing operations	(1,728,766)	(4,570,251)	2,841,485
Income from discontinued operations	-	76,977	(76,977)
NET LOSS	$(1,728,766)	$(4,493,274)	$2,764,508

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS – (Continued)

Net Vapor sales decreased $537,398 to $2,449,534 for the six months ended June 30, 2018 as compared to $2,986,932 for the same period in 2017. The decrease in sales is primarily due to twelve stores and one wholesale location open during the six months ended June 30, 2018 as compared to thirteen retail stores and two wholesale locations for the same period in 2017.

Net Grocery sales increased $543,910 to $4,435,792 for the six months ended June 30, 2018 as compared to $3,891,882 for the same period in 2017. The increase in sales is primarily due to the online Amazon sales of $457,864 from Healthy U Wholesale.

Vapor cost of goods sold for the six months ended June 30, 2018 and 2017 were $1,141,715 and $1,168,241, respectively, a decrease of $26,526. The decrease in sales is primarily due to the decreased number of twelve stores and one wholesale location open during the six months ended June 30, 2018 as compared to thirteen retail stores and two wholesale locations for the same period in 2017. Gross profit was $1,307,819 and $1,818,691 for the six months ended June 30, 2018 and 2017, respectively.

Grocery cost of goods sold for the six months ended June 30, 2018 and 2017 were $2,667,965 and $2,224,725, respectively, an increase of $443,240. The increase is primarily due to increases in sales and cost of goods sold from Healthy U Wholesale. Gross profit was $1,767,827 and $1,667,157 for the six months ended June 30, 2018 and 2017, respectively.

Selling, general and administrative expenses decreased $2,878,742 to $5,073,209 for the six months ended June 30, 2018 compared to $7,951,951 for the same period in 2017. The decrease is primarily attributable to decreases in stock-based compensation of $2,142,026, professional fees of $327,383, payroll and benefits of $204,254, and taxes, licenses and permits of $118,859.

Net other income of $350,261 for the six months ended June 30, 2018 includes other income of $317,500, and interest income of $33,121, offset by interest expense of $360. Net other expense of $45,489 for the six months ended June 30, 2017 includes a loss on repurchase of Series A warrants of $74,795, and interest expense of $3,133, offset by interest income of $21,978, and other income of $10,461.

The company did not incur activity from discontinued operations for the six months ended June 30, 2018 as compared to net income of $76,977 for the same period in 2017.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2018	2017

Net cash used in operating activities	$(404,722)	$(1,740,614)
Net cash used in investing activities	(57,720)	(129,756)
Net cash used in financing activities	(1,041)	(2,402,553)
	$(462,984)	$(4,272,923)

Our net cash used in operating activities of $404,222 for the six months ended June 30, 2018 resulted from our net loss of $1,728,766, a net cash usage of $203,237 from changes in operating assets and liabilities offset by share-based compensation expense of $1,158,506. Our net cash used in operating activities of $1,740,614 for the six months ended June 30, 2017 resulted from our net loss of $4,570,251, a net cash usage of $757,844 from changes in operating assets and liabilities offset by non-cash adjustments of $3,510,504. Our net cash used in discontinued operations of $52,731 for the six months ended June 30, 2017 resulted from our net income from discontinued operations of $76,977, offset by a net cash usage of $129,708 from changes in assets and liabilities from discontinued operations.

The net cash used in investing activities of $57,720 for the six months ended June 30, 2018 resulted from the purchases of a patent and property and equipment. The net cash used in investing activities of $129,756 for the six months ended June 30, 2017 resulted from the purchases of a patent and property and equipment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS – (Continued)

The net cash used in financing activities of $1,041 for the six months ended June 30, 2018 is due to payment of $1,041 of loan principle. The net cash used in financing activities of $2,402,553 for the six months ended June 30, 2017 is due to repurchases of Series A warrants totaling $2,382,467, payment of $34,670 of capital lease obligation and payment of $393 in loan payments, offset by proceeds from a loan payable of $13,977 and exercise of stock options of $1,000.

At June 30, 2018 and December 31, 2017, we did not have any material financial guarantees or other contractual commitments with vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. The majority of our cash and cash equivalents are concentrated in three financial institutions and are generally in excess of the FDIC insurance limit. The Company has not experienced any losses on its cash and cash equivalents. The following table presents the Company's cash position as of June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017

Cash	$7,420,207	$7,883,191
Total assets	$11,087,498	$11,701,405
Percentage of total assets	66.9%	67.4%

The Company reported a net loss of $1.7 million for the six months ended June 30, 2018. The Company also had negative working capital of $2.7 million. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to satisfy warrant obligations, and to continue as a going concern.

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

There have been no material changes except to the Company’s critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the Company’s 2017 Annual Report, which we believe are the most critical to our business and the understanding of our results of operations and affect the more significant judgments and estimates that we use in the preparation of our consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, did not carry out an evaluation on internal controls as of June 30, 2018 in regard to the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. As an evaluation was not carried out, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of June 30, 2018 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS – (Continued)

Changes in Internal Control over Financial Reporting

Following this assessment and during the first and second quarters of fiscal year 2018, we have undertaken an action plan to strengthen internal controls and procedures:

●	We continue to improve the process around inventory counts and during the second quarter of 2018, we performed a blind-count in 70% of our stores with the purpose of validating our inventory records and increasing the staff knowledge around the importance of the new inventory procedures implemented.

●	Our management has increased its focus on the Company’s purchase order process in order to better manage inventory thereby improving cash management and ultimately leading to more reliable and precise financial reporting.

Our management continues to review ways in which we can make improvements in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of our business. We do not have any legal proceedings which have a material impact to the financial statements as of June 30, 2018.

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

HEALTHIER CHOICES MANAGEMENT CORP.

Date: July 26, 2018	By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer

Date: July 26, 2018	By:	/s/ John Ollet
John Ollet
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive Officer (906)				Furnished *
32.2	Certification of Principal Financial Officer (906)				Furnished *
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

* This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.