Form 10-Q
period 2018-09-30
Healthier Choices Management Corp.
filed 2018-10-30
CIK 844856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

☐ Yes ☒ No

As of October 30, 2018, there were 65,506,264,170 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,271,376	$7,883,191
Accounts receivable, net of allowance of approximately $26,000 and $19,000, respectively	47,671	75,568
Inventories	1,006,543	861,650
Prepaid expenses and vendor deposits	422,027	133,401
Investment	161,999	-
Contract assets	180,000	-
TOTAL CURRENT ASSETS	10,089,616	8,953,810

Property and equipment, net of accumulated depreciation of $541,334 and $393,771, respectively	484,463	589,506
Intangible assets, net of accumulated amortization of $412,136 and $289,969, respectively	1,474,864	1,559,531
Goodwill	481,314	481,314
Note receivable	572,176	-
Other assets	116,978	117,244
TOTAL ASSETS	$13,219,411	$11,701,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$475,743	$512,395
Accrued expenses	326,790	439,133
Contract liabilities	2,029,994	61,312
Current portion of loan payable	502,195	2,111
Derivative liabilities – warrants	1,833,158	10,231,697
TOTAL CURRENT LIABILITIES	5,167,880	11,246,648

Loan payable, net of current portion	8,801	10,459
TOTAL LIABILITIES	5,176,681	11,257,107

COMMITMENTS AND CONTINGENCIES (SEE NOTE 13)

STOCKHOLDERS’ EQUITY
Series B convertible preferred stock, $1,000 par value per share, 30,000 shares authorized; 20,150 shares issued and outstanding as of September 30, 2018; aggregate liquidation preference of $20,150,116	20,150,116	-
Common Stock, $0.0001 par value per share, 750,000,000,000 shares authorized; 63,945,666,332 and 29,348,867,108 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	6,394,567	2,934,887
Additional paid-in capital	7,092,395	10,080,238
Accumulated deficit	(25,594,348)	(12,570,827)
TOTAL STOCKHOLDERS’ EQUITY	8,042,730	444,298
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,219,411	$11,701,405

See accompanying notes to unaudited consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

SALES

Vapor sales, net	$1,106,596	$1,453,725	$3,556,130	$4,440,657
Grocery sales, net	1,923,878	1,428,482	6,359,671	5,320,364
TOTAL SALES, NET	3,030,474	2,882,207	9,915,801	9,761,021

Cost of sales vapor	460,648	709,445	1,602,363	1,877,686
Cost of sales grocery	1,183,033	893,838	3,850,998	3,118,563
GROSS PROFIT	1,386,793	1,278,924	4,462,440	4,764,772

OPERATING EXPENSES
Advertising	56,021	16,243	137,485	74,902
Selling, general and administrative	2,123,471	4,256,080	7,196,680	12,208,030
Total operating expenses	2,179,492	4,272,323	7,334,165	12,282,932
LOSS FROM OPERATIONS	(792,699)	(2,993,399)	(2,871,725)	(7,518,160)

OTHER INCOME (EXPENSE)
Change in fair value of Series A Warrants	(10,696,774)	(20,160)	(10,696,774)	(94,955)
Other income	164,259	9,665	481,759	20,126
Interest income	30,458	4,044	63,219	22,889
Total other income (expense), net	(10,502,057)	(6,451)	(10,151,796)	(51,940)

Net loss from continuing operations	(11,294,756)	(2,999,850)	(13,023,521)	(7,570,100)
Net income from discontinued operations	-	204,507	-	281,483
NET LOSS	$(11,294,756)	$(2,795,343)	$(13,023,521)	$(7,288,617)

NET LOSS PER SHARE-BASIC AND DILUTED
Continuing operations	$0.00	$0.00	$0.00	$0.00
Discontinued operations	$0.00	$0.00	$0.00	$0.00
NET LOSS PER SHARE -BASIC AND DILUTED	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	45,821,526,888	29,327,284,303	34,900,093,115	25,138,693,169

See accompanying notes to unaudited consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2018

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2018	-	$-	29,348,867,108	$2,934,887	$10,080,238	$(12,570,827)	$444,298
Issuance of common stock in connection with cashless exercise of Series A warrants	-	-	1,602,741,446	160,274	(93,958)	-	66,317
Stock options exercised	-	-	777,777,778	77,778	-	-	77,778
Issuance of Series B Convertible Preferred Stock	20,722	20,721,744	-	-	(1,692,747)	-	19,028,997
Modification of share-based payment awards to officers	-	-	19,000,000,000	1,900,000	(1,900,000)	-	-
Issuance of awarded restricted stock to officer	-	-	3,000,000,000	300,000	(300,000)	-	-
Issuance of awarded common stock for professional services	-	-	3,000,000,000	300,000	(300,000)	-	-
Preferred stock converted	(572)	(571,628)	5,716,280,000	571,628		-	-
Investment in MJ Holdings, Inc. - Share exchange	-	-	1,500,000,000	150,000	-		150,000
Stock-based compensation expense	-	-	-	-	1,298,862	-	1,298,862
Net loss	-	-	-	-	-	(13,023,521)	(13,023,521)
Balance – September 30, 2018	20,150	$20,150,116	63,945,666,332	$6,394,567	$7,092,395	$(25,594,348)	$8,042,730

See accompanying notes to unaudited consolidated financial statements

Note: Amounts may not be additive due to rounding

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(13,023,521)	$(7,288,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations	-	(281,483)
Change in allowances for bad debt	(75,399)	(22,633)
Depreciation and amortization	269,729	261,456
Change in fair value of Series A Warrants	10,696,774	94,955
Write-down of obsolete and slow-moving inventory	227,960	290,574
Stock-based compensation expense	1,298,862	5,338,508
Stock-based expense in connection with professional services	-	9,002
Net cash used in discontinued operations	-	(221,424)
Changes in operating assets and liabilities:
Due from merchant credit card processors	15,615	1,862
Accounts receivable	21,036	(26,506)
Inventories	(372,853)	(479,406)
Prepaid expenses and vendor deposits	(303,974)	10,641
Contract assets	(180,000)	-
Accounts payable	(36,652)	21,124
Accrued expenses	(112,343)	(212,998)
Contract liabilities	1,968,682	396
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	393,916	(2,504,549)

INVESTING ACTIVITIES
Issuance of note receivable	(500,000)
Collection of note receivable	10,083	-
Gain on investment	(11,999)	-
Purchases of patent	(37,500)	(50,000)
Purchases of property and equipment	(42,520)	(114,168)
NET CASH USED IN INVESTING ACTIVITIES	(581,936)	(164,168)

FINANCING ACTIVITIES
Proceeds from line of credit	500,000	13,977
Principal payments on loan payable	(1,573)	(897)
Payments for repurchase of Series A warrants	-	(2,427,267)
Principal payments of capital lease obligations	-	(53,054)
Proceeds from exercise of stock options	77,778	1,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	576,205	(2,466,241)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	388,185	(5,134,958)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	7,883,191	13,366,272
CASH AND CASH EQUIVALENTS — END OF PERIOD	$8,271,376	$8,231,314

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,750	$3,552

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock in connection with cashless exercise of Series A warrants	$66,317	$304,072

See accompanying notes to unaudited consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. ORGANIZATION, GOING CONCERN, AND BASIS OF PRESENTATION

Organization

Healthier Choices Management Corp. (the “Company”) is a holding company focused on providing consumers with healthier daily choices with respect to nutrition and other lifestyle alternatives. The Company currently operates twelve retail vape stores in the Southeast region of the United States, through which it offers e-liquids, vaporizers and related products. The Company also operates Ada’s Natural Market, a natural and organic grocery store, through its wholly owned subsidiary Healthy Choice Markets, Inc. Ada’s Natural Market offers fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products and natural household items. The Company also sells vitamins and supplements on the Amazon.com marketplace through its wholly owned subsidiary Healthy U Wholesale, Inc. The Company markets the Q-Cup™ technology under the vape segment; this patented technology is based on a small, quartz cup called the Q-Cup™, which is partially filled with either cannabis or CBD concentrate (approximately 50mg). The Q-Cup™ is then inserted into the Q-Cup™ Tank or Globe, that heats the cup from the outside without coming in direct contact with the solid concentrate. This Q-Cup™ technology provides significantly more efficiency and an “on the go” solution for consumers who prefer to vape concentrates either medicinally or recreationally.

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

The Company currently and historically has reported net losses and cash outflows from operations. As of September 30, 2018, cash and cash equivalents totaled approximately $8.3 million. While we anticipate that our current cash, cash equivalents, and cash to be generated from operations will be sufficient to meet our projected operating plans for the foreseeable future through a year and a day from the issuance of these unaudited consolidated financial statements, should we require additional funds (either through equity or debt financings, collaborative agreements or from other sources) we have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. During the second quarter of 2018, the Company entered into a $2.0 million line of credit agreement with a financial institution that is subject to annual renewal with a variable interest rate that it is based on a rate of 1% over what is earned on the collateral amount. The collateral amount established in the arrangement with the financial institution is $2.0 million. In the third quarter of 2018, the Company used $0.5 million from the $2.0 million the line of credit at a variable interest rate, to issue a note receivable to VPR Brands LLC. The ability to raise additional financing may have a positive effect on the future performance of the Company.

Basis of Presentation and Principles of Consolidation

The Company’s unaudited consolidated financial statements are prepared in accordance with GAAP. The unaudited consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of the financial statement date.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The terms “we,” “us,” “our,” and the “Company” refer to Healthier Choices Management Corp. and its wholly-owned subsidiaries, Vaporin, Inc., The Vape Store, Inc. (“Vape Store”), Smoke Anywhere U.S.A., Inc. (“Smoke”), Emagine the Vape Store, LLC (“Emagine”), IVGI Acquisition, Inc., Vapormax Franchising LLC, Vaporin LLC, Vaporin Florida, Inc., Healthy U Wholesale, Inc. and Healthy Choice Markets, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

Shipping and Handling

Shipping charges billed to customers are included in net sales and the related shipping and handling costs are included in cost of sales.

The following table provides a summary of the shipping and handling costs:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Shipping and handling	$18,109	14,582	$45,437	80,388

 Concentration of Risk

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. The majority of the Company’s cash and cash equivalents are concentrated in one large financial institution, which is in excess of Federal Deposit Insurance Corporation (FDIC) coverage.

A summary of the financial institutions that had a cash and cash equivalents in excess of FDIC limits of $250,000 at September 30, 2018 and December 31, 2017 is presented below:

	September 30, 2018	December 31, 2017
Total Cash in excess of FDC limits of $250,000	$7,793,076	$7,119,573

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

Revenue Recognition

Revenues from product sales and services rendered, net of promotional discounts, manufacturer coupons and rebates, return allowances, and sales and consumption taxes, are recorded when products are delivered, title passes to customers and collection is likely to occur. Title passes to customers at the point of sale for retail and upon delivery of products for wholesale. Return allowances, which reduce revenue, are estimated using historical experience.

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

Adoption of ASU 2014-09 impacted the previously reported results for the three and nine months ended September 30, 2017 as follows:

	Three months ended September 30, 2017			Nine months ended September 30, 2017
	As reported	ASU Impact	After adoption	As reported	ASU Impact	After adoption

Vapor sales, net	$1,410,003	$43,722	$1,453,725	$4,398,941	$41,716	$4,440,657
Grocery sales, net	$1,447,040	$(18,558)	$1,428,482	$5,349,801	$(29,437)	$5,320,364
Gross profit	$1,253,760	$25,164	$1,278,924	$4,752,493	$12,279	$4,764,772
Net loss	$(2,820,507)	$25,164	$(2,795,343)	$(7,300,896)	$12,279	$(7,288,617)

Adoption of ASU 2014-09 impacted the previously reported balance sheet as of December 31, 2017 as follows:

	As reported December 31, 2017	ASU 2014-09 Impact	After adoption December 31, 2017

Accrued expenses	$538,204	$(99,071)	$439,133
Contract liabilities	$-	$61,312	$61,312
Total current liabilities	$11,284,407	$(37,759)	$11,246,648
Accumulated deficit	$(12,608,586)	$37,759	$(12,570,827)
Total stockholders’ equity	$406,539	$37,759	$444,298

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Accounts Receivable, Contract Assets, and Contract Liabilities

Accounts receivable are claims to consideration which are unconditional; meaning no performance obligations remain for the Company and only the passage of time is necessary before collection. Contract assets are distinguished from accounts receivable as performance obligations remain before claims to consideration become unconditional. By nature of the Company’s operations, contract assets are typically not recognized. Contract liabilities are recorded when customers transfer consideration in advance of delivery of products or services, which the Company records for gift cards and loyalty reward programs. When one party to an arrangement performs before the other(s), the Company records an account receivable, contract asset or contract liability.

The majority of arrangements with customers contain one performance obligation: to provide a distinct set of products or services. Most performance obligations are satisfied simultaneously as the Company exchanges products or services for customer payment. Exceptions include gift cards and loyalty rewards, for which the Company has a performance obligation to deliver products or services at a future date. As gift cards are purchased and loyalty points earned, contract liabilities are recorded until the performance obligations are satisfied through delivery of products or services or breakage based on gift card and loyalty reward program term limits. The Company’s breakage policy is twenty-four months for gift cards, twelve months for Grocery loyalty rewards, and six months for Vapor loyalty rewards. Loyalty rewards are earned at five percent on qualifying purchases and the reward functions as an allocation of transaction price from the period earned by the customer to the period the performance obligation is satisfied by the Company. As such, all contract liabilities are expected to be recognized within a twenty-four month period.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition on the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and annual and interim periods thereafter, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements.

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

Note 3. DISAGGREGATION OF REVENUES

The Company reports the following segments in accordance with management guidance: Vapor and Grocery. When the Company prepares its internal management reporting to evaluate business performance, we disaggregate revenue into the following categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Vapor sales, net	$1,106,596	$1,453,725	$3,556,130	$4,440,657
Grocery sales, net	1,923,878	1,428,482	6,359,671	5,320,364
Total revenue	$3,030,474	$2,882,207	$9,915,801	$9,761,021

Retail Vapor	$1,106,228	$1,386,851	$3,548,704	$4,170,393
Retail Grocery	1,407,776	1,102,665	4,581,001	5,055,226
Food service/restaurant	370,609	314,642	1,167,006	253,963
Online/eCommerce	135,483	11,175	593,347	11,175
Wholesale Grocery	10,010	-	18,317	-
Wholesale Vapor	368	66,874	7,426	270,264
Total revenue	$3,030,474	$2,882,207	$9,915,801	$9,761,021

Note 4. PREPAID EXPENSES AND VENDOR DEPOSITS

	September 30, 2018	December 31, 2017

Vendor deposits (1)	$293,098	$5,533
Technology	43,300	-
Insurance policy	37,497	47,105
Patent	25,000	-
Other	13,436	28,410
Rent	9,696	9,695
Insurance claim	-	41,183
Software licenses	-	1,475
Total	$422,027	$133,401

(1) Vendor deposits related to the sales contract with MJNE for the Q-Cups.

Note 5. INVESTMENT

During the third quarter of 2018, the Company invested $150,000 in 85,714 common stock shares at MJ Holdings, Inc.(“MJNE”), a publicly traded company. The investment was made based on the assumption of an increase in MJNE stock due to the sales agreement with the Company. The stock will be held indefinitely with the intention of producing a capital gain upon the sale at a future date.   The Company recorded the investment in MJNE at fair value with changes in the fair value reported through the income statement as the stock is traded on the OTC market. As of the September 30, 2018, the Company remeasured the fair value of the MJNE stock and recognized a gain on investment of $11,999.

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. NOTES RECEIVABLE AND OTHER INCOME

The Company entered into a secured, 36-month promissory note with VPR Brands L.P. for $582,260 on September 6, 2018. The note is composed of a principal amount of $500,000 (the “Promissory Note”) and an outstanding balance from prior secured notes of $82,260 (the “Note”). The Note bears an interest rate of 7%, which payments thereunder are $4,141 weekly, with such payments commencing as of September 14, 2018. The Company records all proceeds related to the interest of the Note as interest income as proceeds are received.

A summary of the Note as of September 30, 2018 is presented below:

Description	Due Date	Interest Rate	Loan Amount	Proceeds	Remaining Balance
Promissory Note	9/6/2021	7.0%	$582,260	$12,422	$572,176

For the three months ended September 30, 2018, the Company had a benefit of $82,260 related to the reversal of the outstanding valuation allowance reserve from prior notes receivable, recorded to other income in the Consolidated Statement of Operations.

For the nine months ended September 30, 2018, the company had a reversal of the valuation allowance reverse and notes receivable collections of $469,760 recorded to other income in the Consolidated Statement of Operations.

Note 7. INTANGIBLE ASSETS

Intangible assets, net are as follows:

September 30, 2018	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Favorable lease	15 years	$890,000	$(135,990)	$754,010
Trade names	10 years	820,000	(231,000)	589,000
Customer relationships	5 years	60,000	(28,000)	32,000
Patents	10 years	112,500	(13,646)	98,854
Website	3 years	4,500	(3,500)	1,000
Intangible assets, net		$1,887,000	$(412,136)	$1,474,864

December 31, 2017	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Favorable lease	15 years	$890,000	$(92,219)	$797,781
Trade names	10 years	820,000	(169,500)	650,500
Customer relationships	5 years	60,000	(19,000)	41,000
Patents	10 years	75,000	(6,875)	68,125
Website	3 years	4,500	(2,375)	2,125
Intangible assets, net		$1,849,500	$(289,969)	$1,559,531

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense amounted to $122,166 and $119,458 for the nine months ended September 30, 2018 and 2017, respectively. Future annual estimated amortization expense is as follows:

Years ending December 31,
2018 (remaining three months)	$41,278
2019	164,236
2020	163,611
2021	156,611
2022	151,611
Thereafter	797,517
Total	$1,474,864

Note 8. CONTRACT ASSETS AND LIABILITIES

The company’s contract assets consist of sales commissions to third parties that support and facilitate the completion of complex transactions, for which the Company has a performance obligation to pay due to the fact that the sales agreement was fully executed. During the three months ended September 30, 2018, the Company paid sales commissions of $180,000 related to the initial sale of the Q-Cup. As such, all contract assets are expected to be recognized as the order is being deliver to the customers.

The Company’s contract liabilities consist of customer deposits, gift cards and loyalty rewards, for which the Company has a performance obligation to deliver products when customers redeem balances or terms expire through breakage. Our breakage policy is twenty-four months for gift cards, twelve months for Grocery loyalty rewards, and six months for Vapor loyalty rewards. As such, all contract liabilities are expected to be recognized within a twenty-four month period.

A summary of the contract liabilities activity for the nine months ended September 30, 2018 and 2017 is presented below:

	Nine month ended September 30,
	2018	2017
Beginning balance as January1,	$61,312	$34,564
Issued	81,720	96,029
Redeemed	(113,954)	(99,067)
Breakage recognized	916	3,434
Customer deposits (1)	2,000,000	-
Ending balance as of September 30,	$2,029,994	$34,960

(1)	See Note 13. “Commitments and Contingencies” for additional information.

Note 9. ACCRUED EXPENSES

	September 30, 2018	December 31, 2017

Sales return from Wholesale business	$168,693	$168,693
Salaries and wages	58,641	72,522
Franchise taxes	36,750	36,000
Professional fees	22,247	125,783
Credit card fees	15,383	-
Royalty fees	14,126	18,150
Property taxes	9,750	-
Other	1,200	17,985
Total	$326,790	$439,133

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10. LINE OF CREDIT

The Company entered into a $2.0 million line of credit agreement with a financial institution that is subject to annual renewal with a variable interest rate that it is based on a rate of 1% over what is earned on the collateral amount. The collateral amount established in the arrangement with the financial institution is $2.0 million. On September 10, 2018, the Company withdrew $0.5 million from line of credit and the interest for the period was $126. As of September 30, 2018, the Company has not made any payments towards the principal amount borrowed from the credit line.   The maturity date for the line of credit is April 13, 2019.

Note 11. STOCKHOLDERS’ EQUITY

Modification of share-based payment awards to officers

On August 13, 2018, the Compensation Committee of the Board of Directors of the Company approved a modification of share-based payment awards to the Chief Executive Officer and Chief Operating Officer of the Company. As part of the share modification, the Chief Executive Officer and Chief Operating Officer were granted 11 billion and 8 billion shares of restricted common stock on the condition that same numbers of shares from their options to purchase Company common stock are forfeited. This restricted stock will vest one year following the date of issuance provided that the grantee remains an employee of the Company through each applicable vesting date. The share modification will not have an impact on the Consolidated Statements of Operations because both of the officers’ options plans have been fully amortized as of the first quarter of 2018.

Restricted Stock

On August 13, 2018, the Compensation Committee of the Board of Directors of the Company approved an issuance of awarded restricted stock to the Chief Financial Officer of the Company. The Chief Financial Officer was granted 3 billion shares of restricted common stock. This restricted stock will vest one year following the date of issuance provided that the grantee remains an employee of the Company through each applicable vesting date. The issuance of the restricted stock will have an impact on the Consolidated Statements of Operations because the awarded restricted common stock will be amortized on a straight-line basis over a period of twelve months. During the three months ended September 30, 2018, the Company recognized stock-based compensation expense of $50,000 from the awarded shares to the Chief Financial Officer.

Series B Convertible Preferred Stock

On August 16, 2018, the Company entered into agreements with certain holders of its Series A Warrants to exchange the Company’s Series B Convertible Preferred Stock for Series A Warrants. A total of 20,722 shares of Series B Stock were exchanged for 46,048,318 Series A Warrants (including those warrants issuable pursuant to a unit purchase option). Each share of Series B Stock “Series B Stock” has a stated value equal to $1,000 and is convertible into Common Stock on a fixed basis at a conversion price of $0.0001 per share.

Series A Warrants

A summary of warrant activity for the nine months ended September 30, 2018 is presented below:

	Exercise Price	Warrant Common Stock Equivalent	Remaining Contractual Term
Outstanding at January 1, 2018	$0.0001	505,246,312,541	2.60
Warrants settlement	$(0.00004)	(501,137,085,559)
Cashless exercises for common stock	$(0.0001)	(1,602,741,446)
Black Scholes Value adjustment	$0.0001	41,862,390,886
Outstanding at September 30, 2018	$0.0001	44,368,876,422	1.85

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Pursuant to the Series A Warrant agreements, the Black Scholes value is calculated by a third-party and utilized in calculating the warrant common stock equivalents at the point of cashless exercise. As such, the number of warrant common stock equivalents outstanding are computed at the end of each reporting period using the formula below:

(Series A Warrants exercised * Black Scholes Value) / closing common stock bid price as of two trading days prior.

A summary of the outstanding warrant common stock equivalents at January 1, 2018 and September 30, 2018, is presented below:

	September 30, 2018	January 1, 2018
Warrants outstanding	3	33
Black Scholes value	1,524,822	1,520,919
Closing bid stock price	$0.0001	$0.0001
Warrant common stock equivalent	44,368,876,422	505,246,312,541

Stock Options

During the three months ended September 30, 2018 and 2017, the Company recognized stock-based compensation of $0.1 million and $2.0 million, respectively, in connection with the amortization of stock options, net of recovery of stock-based charges for forfeited unvested stock options. During the nine months ended September 30, 2018 and 2017, the Company recognized stock-based compensation of $1.3 million and $5.3 million, respectively. Stock-based compensation expense is included as part of selling, general and administrative expense in the accompanying consolidated statements of operations.

At September 30, 2018, the amount of unamortized stock-based compensation expense associated with the unvested stock options granted to employees, directors and consultants was approximately $0.1 million, which will be amortized over a weighted average period of 0.21 years. At December 31, 2017, the amount of unamortized stock-based compensation expense associated with unvested stock options granted to employees, directors and consultants was approximately $1.3 million, which will be amortized over a weighted average period of 0.43 years.

Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of shares of common stock outstanding and, if dilutive, potential shares of common stock outstanding during the period. Potential common shares consist of incremental shares of common stock issuable upon (a) the exercise of stock options (using the treasury stock method), and (b) the exercise of warrants (using the if-converted method). For the three and nine months ended September 30, 2018 and 2017, diluted loss per share excludes the potential shares of common stock, as their effect is antidilutive.

The following table summarizes the Company’s securities, in common share equivalents, that have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	September 30, 2018	September 30, 2017
Preferred stock	201,501,142,000	-
Stock options and restricted stock	90,012,230,680	86,911,261,360
Warrants	44,368,876,422	504,635,045,073
Total	335,882,249,102	591,546,306,433

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The following table summarizes the liabilities measured at fair value on a recurring basis as of September 30, 2018:

	Level 1	Level 2	Level 3	Total
LIABILITIES
Derivative liabilities – warrants	$-	$1,833,158	$-	$1,833,158
Total derivative liabilities – warrants	$-	$1,833,158	$-	$1,833,158

The following table summarizes the liabilities measured at fair value on a recurring basis as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
LIABILITIES
Derivative liabilities – warrants	$-	$10,231,697	$-	$10,231,697
Total derivative liabilities – warrants	$-	$10,231,697	$-	$10,231,697

Note 13. COMMITMENTS AND CONTINGENCIES

Fontem License Agreement

The Company has a non-exclusive license to certain products with Fontem Ventures B.V. “Fontem”. The Company will make quarterly license and royalty payments in perpetuity to Fontem based on the sale of qualifying products as defined in the license agreement at a royalty rate of 5.25%.

A summary of the royalty expenses as of September 30, 2018 and 2017 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Royalty expenses	$11,818	$19,464	$45,825	$4,814

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of our business. With respect to legal costs, we record such costs as incurred.

Employment Agreements

Jeffrey Holman

On August 13, 2018, the Company amended and restated its existing employment agreement with Jeffrey Holman, the Company’s Chief Executive Officer. The employment agreement is for an additional three year term and provides for an annual base salary of $450,000 and a target bonus for 2018 only in an amount ranging from 20% to 200% of his base salaries subject to the Company meeting certain earnings before interest, taxes depreciation and amortization performance milestones. Mr. Holman is entitled to receive severance payments, including two years of his then base salary and other benefits in the event of a change of control, termination by the Company without cause, termination for good reason by the executive or non-renewal by the Company. Mr. Holman was also granted 11 billion shares of restricted common stock on the condition that 11 billion of his options to purchase Company common stock are forfeited. This restricted stock will vest one year following the date of issuance provided that the grantee remains an employee of the Company through each applicable vesting date.

John Ollet

Effective as of August 13, 2018, the Company entered into an amendment to the existing employment agreement with the Company’s Chief Financial Officer, John Ollet. Mr. Ollet will continue to be employed as the Company’s Chief Financial Officer for an additional one year extension period through December 12, 2020. Mr. Ollet will receive a base salary of $250,000 for this additional year. Mr. Ollet was also granted 3 billion shares of restricted common stock. This restricted stock will vest one year following the date of issuance provided that the grantee remains an employee of the Company through each applicable vesting date.

Christopher Santi

Effective as of August 13, 2018, the Company entered into an amendment to the existing employment agreement with the Company’s President and Chief Operating Officer, Christopher Santi. Mr. Santi will continue to be employed as the Company’s President and Chief Operating Officer for an additional one year extension period through January 29, 2021. Mr. Santi will receive a base salary of $330,000 for this additional year. The severance pay period for termination without cause was increased to up to 18 months based on time of service. Mr. Santi was also granted 8 billion shares of restricted common stock on the condition that 8 billion of his options to purchase Company common stock are forfeited. This restricted stock will vest one year following the date of issuance provided that the grantee remains an employee of the Company through each applicable vesting date.

Exclusive Distribution Agreement

On August 17, 2018, the Company entered into an Exclusive Distribution Agreement with MJ Holdings, Inc. (“MJNE”). The Agreement grants MJNE the right to exclusively sell and distribute the Company’s cannabis and CBD patented and patent pending quartz ‘Q-Cup’ technology (the “Q-cups”) in the Nevada territory. Pursuant to the terms of the Agreement, MJNE agreed to purchased $2,000,000   in Q-Cups from the Company and MJNE has delivered the full purchase price in advance. The initial term of the Agreement is for one year with additional successive one-year renewals, subject to certain standard termination provisions. The Company has the option to terminate the Agreement on 30 days’ written notice if MJNE fails to purchase a sufficient minimum quantity of Q-cups from the Company. For each renewal term, MJNE’s minimum purchase obligation for the Q-cups is currently $6 million in required increments of at least $500,000 per month, subject to mutually agreed upon adjustments based upon the first year sales.

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 14. SEGMENT INFORMATION

Management determines the reportable segments based on the internal reporting used by our executives to evaluate performance and to assess where to allocate resources. The Company evaluates segment performance based on the segment gross profit before corporate expenses.

Summarized below are the total net sales and segment operating loss for each reporting segment:

	Three months ended September 30,		Change
	2018	2017	2018/2017
Net Sales
Vapor sales, net	$1,106,596	$1,453,725	(24)%
Grocery sales, net	1,923,878	1,428,482	35%
Total Net Sales	$3,030,474	$2,882,207	5%

Segment Gross Profit
Vapor	$645,947	$744,280	(13)%
Grocery	740,846	534,644	39%
Total Gross Profit	1,386,793	1,278,924	8%
Operating expenses	2,179,492	4,272,323	(49)%
Operating loss	(792,699)	(2,993,399)	(74)%
Other income (expense), net	(10,502,057)	(6,451)	NM
Net loss from continuing operations	(11,294,756)	(2,999,850)	277%
Net income from discontinued operations	-	204,507	(100)%
Net loss	$(11,294,756)	$(2,795,343)	304%

For the three months ended September 30, 2018, depreciation and amortization was $19,317 and $69,685 for Vapor and Grocery, respectively. For the three months ended September 30, 2017, depreciation and amortization was $17,011 and $68,125 for Vapor and Grocery, respectively.

	Nine months ended September 30,		Change
	2018	2017	2018/2017
Net Sales
Vapor sales, net	$3,556,130	$4,440,657	(19)%
Grocery sales, net	6,359,671	5,320,364	19%
Total	$9,915,801	$9,761,021	2%

Segment Gross Profit
Vapor	$1,953,767	$2,562,971	(24)%
Grocery	2,508,673	2,201,801	14%
Total Gross Profit	4,462,440	4,764,772	(6)%
Operating expenses	7,334,165	12,282,932	(40)%
Operating loss	(2,871,725)	(7,518,160)	(62)%
Other income (expense), net	(10,151,796)	(51,940)	NM
Net loss from continuing operations	(13,023,521)	(7,570,100)	72%
Net income from discontinued operations	-	281,483	(100)%
Net loss	$(13,023,521)	$(7,288,617)	79%

For the nine months ended September 30, 2018, depreciation and amortization was $52,872 and $208,471 for Vapor and Grocery, respectively. For the nine months ended September 30, 2017, depreciation and amortization was $50,270 and $197,985 for Vapor and Grocery, respectively.

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

The Company incurred a loss from operations of approximately $0.8 million and $2.9 million, respectively for the three months and nine months ended September 30, 2018. As of September 30, 2018, cash and cash equivalents totaled approximately $8.3 million. While we anticipate that our current cash, cash equivalents, and cash to be generated from operations will be sufficient to meet our projected operating plans for the foreseeable future through a year and a day from the issuance of these audited consolidated financial statements, should we require additional funds (either through equity or debt financings, collaborative agreements or from other sources) we have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

Factors Affecting Our Performance

We believe the following factors affect our performance:

Retail Vapor: We believe the operating performance of our retail stores will affect our revenue and financial performance. The Company has a total of twelve retail vapor stores, which are located in Florida, Georgia, Tennessee and Alabama. The Company has ceased plans to increase the number of retail vape stores due to adverse industry trends and increasing federal and state regulations that, if implemented, may negatively impact future retail revenues.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Operating Results by Segment

The following table sets forth our unaudited consolidated Statements of Operations for the three months ended September 30, 2018 and 2017, that is used in the following discussions of our results of operations:

	Three Months Ended September 30,		Change $
	2018	2018/2017	2018/2017
SALES
Vapor sales, net	$1,106,596	$1,453,725	$(347,129)
Grocery sales, net	1,923,878	1,428,482	495,396
TOTAL SALES, NET	3,030,474	2,882,207	148,267

Cost of sales vapor	460,648	709,445	(248,797)
Cost of sales grocery	1,183,033	893,838	289,195
GROSS PROFIT	1,386,793	1,278,924	107,869

OPERATING EXPENSES
Advertising	56,021	16,243	39,778
Selling, general and administrative	2,123,471	4,256,080	(2,132,609)
Total operating expenses	2,179,492	4,272,323	(2,092,831)
LOSS FROM OPERATIONS	(792,699)	(2,993,399)	2,200,700

OTHER INCOME (EXPENSE)
Change in fair value of Series A Warrants	(10,696,774)	(20,160)	(10,676,614)
Other income	164,259	9,665	154,594
Interest income	31,847	4,463	27,384
Interest expense	(1,389)	(419)	(970)
Total other income (expense), net	(10,502,057)	(6,451)	(10,495,606)

Net loss from continuing operations	(11,294,756)	(2,999,850)	(8,294,906)
Income from discontinued operations	-	204,507	(204,507)
NET LOSS	$(11,294,756)	$(2,795,343)	$(8,499,413)

Net Vapor sales decreased $347,129 to $1,106,596 for the three months ended September 30, 2018 as compared to $1,453,725 for the same period in 2017. The decrease in sales is primarily due to the decreased number of stores – twelve; and one wholesale location open during the three months ended September 30, 2018 as compared to thirteen retail stores and two wholesale locations for the same period in 2017.

Net Grocery sales increased $495,396 to $1,923,878 for the three months ended September 30, 2018 as compared to $1,428,482 for the same period in 2017. The increase in sales versus prior year is primarily due to the online Amazon sales of $135,483 from Healthy U Wholesale and a decrease in sales for the same period in 2017 due to fact that Ada’s Natural Market suffered an extended power outage caused by hurricane Irma.

Vapor cost of goods sold for the three months ended September 30, 2018 and 2017 were $460,648 and $709,445, respectively, a decrease of $248,797. The decrease is primarily due to decreases in product costs and better buying during the three months ended September 30, 2018 as compared to the same period in 2017. Gross profit was $645,947 and $744,280 for the three months ended September 30, 2018 and 2017, respectively.

Grocery cost of goods sold for the three months ended September 30, 2018 and 2017 were $1,183,033 and $893,838, respectively, an increase of $289,195. The increase is primarily due to increases in sales and cost of goods sold from Healthy U Wholesale. Gross profit as $740,846 and $534,644 for the three months ended September 30, 2018 and 2017, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Selling, general and administrative expenses decreased $2,132,609 to $2,123,471 for the three months ended September 30, 2018 compared to $4,256,080 for the same period in 2017. The decrease is primarily attributable to decreases in stock-based compensation of $1,897,620, payroll and employee related cost of $151,501, office expenses of $37,695, taxes, licenses and permits of $18,493, and insurance of $15,986.

Net other expense of $10,502,057 for the three months ended September 30, 2018 includes a change in fair value of Series A Warrants of $10,696,774, offset by other income of $164,259, and interest income of $31,847. Net other expense of $6,541 for the three months ended September 30, 2017 includes a change in fair value of Series A Warrants of $20,160, offset by other income of $9,665, and interest income of $4,463.

The company did not incur activity from discontinued operations for the three months ended September 30, 2018 as compared to net income of $204,507 for the same period in 2017.

The following table sets forth our unaudited consolidated Statements of Operations for the nine months ended September 30, 2018 and 2017 that is used in the following discussions of our results of operations:

	Nine Months Ended September 30,		Change $
	2018	2017	2018/2017
SALES
Vapor sales, net	$3,556,130	$4,440,657	$(884,527)
Grocery sales, net	6,359,671	5,320,364	1,039,307
TOTAL SALES, NET	9,915,801	9,761,021	154,780

Cost of sales vapor	1,602,363	1,877,686	(275,323)
Cost of sales grocery	3,850,998	3,118,563	732,435
GROSS PROFIT	4,462,440	4,764,772	(302,332)

OPERATING EXPENSES
Advertising	137,485	74,902	62,583
Selling, general and administrative	7,196,680	12,208,030	(5,011,350)
Total operating expenses	7,334,165	12,282,932	(4,948,767)
LOSS FROM OPERATIONS	(2,871,725)	(7,518,160)	4,646,435

OTHER INCOME (EXPENSE)
Loss on repurchases of Series A Warrants	(10,696,774)	(94,955)	(10,601,819)
Other income	481,759	20,126	461,633
Interest income	64,968	26,441	38,527
Interest expense	(1,749)	(3,552)	1,803
Total other income (expense), net	(10,151,796)	(51,940)	(10,099,856)

Net loss from continuing operations	(13,023,521)	(7,570,100)	(5,453,421)
Income from discontinued operations	-	281,483	(281,483)
NET LOSS	$(13,023,521)	$(7,288,617)	$(5,734,904)

Net Vapor sales decreased $884,527 to $3,556,130 for the nine months ended September 30, 2018 as compared to $4,440,657 for the same period in 2017. The decrease in sales is primarily due to twelve stores and one wholesale location open during the nine months ended September 30, 2018 as compared to thirteen retail stores and two wholesale locations for the same period in 2017.

Net Grocery sales increased $1,039,307 to $6,359,671 for the nine months ended September 30, 2018 as compared to $5,320,364 for the same period in 2017. The increase in sales is primarily attributable to increase in the online Amazon sales of $593,347 from Healthy U Wholesale, and an increase of $495,440 from Ada’s Natural Market.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Vapor cost of goods sold for the nine months ended September 30, 2018 and 2017 were $1,602,363 and $1,877,686, respectively, a decrease of $275,323. The decrease in sales is primarily due to the decreased number of twelve stores and one wholesale location open during the nine months ended September 30, 2018 as compared to thirteen retail stores and two wholesale locations for the same period in 2017. Gross profit was $1,953,767 and $2,562,971 for the nine months ended September 30, 2018 and 2017, respectively.

Grocery cost of goods sold for the nine months ended September 30, 2018 and 2017 were $3,850,998 and $3,118,563, respectively, an increase of $732,435. The increase is primarily due to increases in sales and cost of goods sold from Healthy U Wholesale. Gross profit was $2,508,673 and $2,201,801 for the nine months ended September 30, 2018 and 2017, respectively.

Selling, general and administrative expenses decreased $5,011,350 to $7,196,680 for the nine months ended September 30, 2018 compared to $12,208,030 for the same period in 2017. The decrease is primarily attributable to decreases in stock-based compensation of $4,039,646, payroll and benefits of $355,755, professional fees of $339,803, and taxes, licenses and permits of $137,352.

Net other expenses of $10,151,796 for the nine months ended September 30, 2018 includes a change in fair value of Series A Warrants of $10,696,774, offset by other income of $481,759, and interest income of $64,968. Net other expense of $51,940 for the nine months ended September 30, 2017 includes a change in fair value of Series A Warrants of $94,955, and interest expense of $3,552, offset by interest income of $26,441, and other income of $20,126.

The company did not incur activity from discontinued operations for the nine months ended September 30, 2018 as compared to net income of $281,483 for the same period in 2017.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$393,916	$(2,504,549)
Investing activities	(581,936)	(164,168)
Financing activities	576,205	(2,466,241)
Net change in cash and cash equivalents	$388,185	$(5,134,958)

Our net cash provided by operating activities of $393,916 for the nine months ended September 30, 2018 resulted from a non-cash adjustment of $12,417,927, and a net cash usage of $999,511 from changes in operating assets and liabilities, offset by a net loss of $13,023,521. Our net cash used in operating activities of $2,504,549 for the nine months ended September 30, 2017 resulted from our net loss of $7,288,617, a net cash usage of $684,887 from changes in operating assets and liabilities offset by non-cash adjustments of $5,468,955. Our net cash used in discontinued operations of $221,424 for the nine months ended September 30, 2017 resulted from our net income from discontinued operations of $281,483 and a net cash usage of $502,907 from changes in assets and liabilities from discontinued operations.

The net cash used in investing activities of $581,936 for the nine months ended September 30, 2018 resulted from the issuance and collection of a note receivable, and purchases of a patent and property and equipment. The net cash used in investing activities of $164,168 for the nine months ended September 30, 2017 resulted from the purchases of a patent and property and equipment.

The net cash provided by financing activities of $576,205 for the nine months ended September 30, 2018 is due to proceeds from loan payable of $500,000 and proceeds from exercise of stock options of $77,778, offset by payment of $1,573 of loan payments. The net cash used in financing activities of $2,466,241 for the nine months ended September 30, 2017 is due to repurchases of Series A warrants totaling $2,427,267, payment of $53,054 of capital lease obligation and payment of $897 in loan payments, offset by proceeds from a loan payable of $13,977 and exercise of stock options of $1,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

At September 30, 2018 and December 31, 2017, we did not have any material financial guarantees or other contractual commitments with vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. The majority of our cash and cash equivalents are concentrated in three financial institutions and are generally in excess of the FDIC insurance limit. The Company has not experienced any losses on its cash and cash equivalents. The following table presents the Company's cash position as of September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017

Cash	$8,271,376	$7,883,191
Total assets	$13,219,411	$11,701,405
Percentage of total assets	62.6%	67.4%

The Company reported a net loss of $13.0 million for the nine months ended September 30, 2018. The Company also had positive working capital of $4.9 million. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to satisfy warrant obligations, and to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, did not carry out an evaluation on internal controls as of September 30, 2018 in regard to the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. As an evaluation was not carried out, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of September 30, 2018 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Changes in Internal Control over Financial Reporting

Following this assessment and during the nine months ended September 30, 2018, we have undertaken an action plan to strengthen internal controls and procedures:

●	We continue to improve the process around inventory counts and throughout the current year, we performed a blind-count in 70% of our stores with the purpose of validating our inventory records and increasing the staff knowledge around the importance of the new inventory procedures implemented.

●	Our management has increased its focus on the Company’s purchase order process in order to better manage inventory thereby improving cash management and ultimately leading to more reliable and precise financial reporting.

Our management continues to review ways in which we can make improvements in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of our business. We do not have any legal proceedings which have a material impact to the financial statements as of September 30, 2018.

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

HEALTHIER CHOICES MANAGEMENT CORP.

Date: October 30, 2018	By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer

Date: October 30, 2018	By:	/s/ John Ollet
John Ollet
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
10.5	Exclusive Distribution Agreement with MJ Holdings Inc. dated July 30, 2018				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive Officer (906)				Furnished *
32.2	Certification of Principal Financial Officer (906)				Furnished *
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

* This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.