Form 10-K
period 2018-12-31
Healthier Choices Management Corp.
filed 2019-03-27
CIK 844856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2.9 million based on the June 30, 2018 closing price of $0.0001 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 66,634,387,066 shares outstanding as of March 27, 2019.

i

PART I

Item 1. Business.

Healthier Choices Management Corp. (the “Company”) is a holding company focused on providing consumers with healthier daily choices with respect to nutrition and other lifestyle alternatives. The Company currently operates twelve retail vape stores in the Southeast region of the United States, through which it offers e-liquids, vaporizers and related products. The Company also operates Ada’s Natural Market, a natural and organic grocery store, through its wholly owned subsidiary Healthy Choice Markets, Inc. Ada’s Natural Market offers fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products and natural household items. The Company also sells vitamins and supplements on the Amazon.com marketplace through its wholly owned subsidiary Healthy U Wholesale, Inc. The Company markets its Q-Cup™ technology under the vape segment. This patented technology is based on a small, quartz cup called the Q-Cup™, which a customer partially fills with either cannabis or CBD concentrate (approximately 50mg) purchased from a third party. The Q-Cup™ is then inserted into the Q-Cup™ Tank or Globe that heats the cup from the outside without coming in direct contact with the solid concentrate. This Q-Cup™ technology provides significantly more efficiency and an “on the go” solution for consumers who prefer to vape concentrates either medicinally or recreationally.

In addition, effective as of December 14, 2018, we acquired substantially all of the assets of Paradise Health Foods, Inc. (“Paradise”), which owned and operated health and nutrition stores in Melbourne, Florida and Palm Bay, Florida.  Contemporaneous with the Paradise closing, Healthy U Wholesale, Inc., entered into, and closed, a Membership Interest Purchase Agreement to acquire 100% of the equity interests in The Vitamin Store, LLC (“TVS”).  TVS operates an online vitamin, supplement, and health-related products business at www.thevitaminstore.com.

VAPORIZER AND E-LIQUID BUSINESS

Retail Stores

While evaluating retail store operations in 2018, management decided to close two of its vape stores in December 31, 2018. One of the store closures was related to non-renewal of a lease and the other closing was related to underperformance of the store.

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

Our Improvements and Product Development on Intellectual Property

We have developed, trademarked and are preparing to commercialize additional products. We include product development expenses as part of our operating expenses. In October 2018, we announced the granting of three US patents related to our Q-Cup™ technology. This Q-Cup™ technology provides significantly more efficiency and an “on the go” solution for consumers who prefer to vape concentrates either medicinally or recreationally. In addition, we have a suite of patent applications pending in the United States. There is no assurance that we will be awarded patents for of any of these pending patent applications.

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

Advertising

Currently, we advertise our products primarily through point of sale materials and displays at retail locations. We also attempt to build brand awareness through social media marketing activities, price promotions, in-store and on-premise promotions, public relations and radio advertising. We intend to continue to strategically manage our advertising activities in 2019 to gain editorial coverage for our brands. Some of our competitors promote their brands through print media and television commercials, and through celebrity endorsements, and have substantial resources to devote to such efforts. We believe that our and our competitors’ efforts have helped increase our sales, our product acceptance and general industry awareness.

Distribution and Sales

The Company sells directly to consumers through ten company owned retail vape stores. Our management believes that consumers are shifting towards vape stores for an enhanced experience. This enhanced experienced is derived from the greater variety of products at the stores, the knowledgeable staff and the social atmosphere. The Company anticipates a significant portion of future revenue will continue to come from its retail stores.

Business Strategy

We believe and are seeing in our current stores that there is a large consumer demand centered on vaporizer products and the “atmosphere” created by the vape stores. We believe that our reputation and our experience in the vaporizer industry, from a development, customer service and production perspective, give us an advantage in attracting customers.

Moreover, we believe that our history with our suppliers, including the volume of products we source, gives us an advantage over other market participants as it relates to favorable pricing, priority as to inventory supply and delivery and first access to new products, including first access to next generation products and technology.

Our goal is to achieve a position of sustainable leadership in the vaporizer industry. Our strategy consists of the following key elements:

●	develop new product offerings with new technology and performance advancements;

●	continue our product focus on vape related products;

●	invest in and leverage our existing brand through marketing and advertising;

●	expanding into new potential markets;

●	align our product offerings and cost with market demand; and

●	consider diversifying our line of business.

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

Source and Availability of Product

We believe that an adequate supply of product will be available to us as needed and from multiple sources and suppliers.

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

NATURAL AND ORGANIC GROCERIES and DIETARY SUPPLEMENTS BUSINESS

Healthy Choice and Healthy Choice Markets 2 are specialty retailer of natural and organic groceries and dietary supplements. We focus on providing high-quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We strive to generate long-term relationships with our customers based on quality and service by:

●	selling only natural and organic groceries;

●	offering affordable prices and a shopper-friendly retail environment; and

●	Providing dine-in options at our Natural Organic Juice Bar and Green Leaf Café.

Our History and Founding Principles

We are committed to maintaining the following founding principles, which have helped foster our growth:

●	Quality. Every product on our shelves must go through a rigorous screening and approval process. Our mission includes providing the highest quality groceries and supplements, Natural Grocers branded products, European and United States Department of Agriculture (USDA) certified organic and fresh produce at the best prices in the industry.

●	Community. The Ada’s and Paradise brands have been serving Florida communities for 40 years.

●	Employees. Our employees make our companies great. We work hard to ensure that our employees are able to live a healthy, balanced lifestyle. We support them with free nutrition education programs, good pay and excellent benefits.

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

We believe the growth in sales of natural and organic foods and dietary supplements continues to be driven by numerous factors, including:

●	greater consumer focus on high-quality nutritional products;

●	an increased awareness of the importance of good nutrition to long-term wellness;

●	aging communities that are seeking healthy lifestyle alternatives;

●	heightened consumer awareness about the importance of food quality and a desire to avoid pesticide residues, growth hormones, artificial ingredients and genetically engineered ingredients in foods;

●	growing consumer concerns over the use of harmful chemical additives in body care and household cleaning supplies;

●	well-established natural and organic brands, which generate additional industry awareness and credibility with consumers; and

●	the growth in the number of consumers with special dietary requirements as a result of allergies, chemical sensitivities, auto-immune disorders and other conditions.

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

What We Sell. We operate both a full-service natural and organic grocery stores and dietary supplement stores within our retail locations. The following is a breakdown of our product mix:

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

Many of our suppliers are inspected and certified under the USDA National Organic Program, voluntary industry associations, and other third-party auditing programs with regards to additional ingredients, manufacturing and handling standards. We operate all our stores in compliance with the National Organic Program standards, which restricts the use of certain substances for cleaning and pest control and requires rigorous recordkeeping, among other requirements.

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

Store Management and Staffing. Our store staffing includes a manager and assistant manager, with department managers in each of the dietary supplement, grocery, dairy and frozen, produce, body care and receiving departments, as well as several non-management employees. Our regional manager is responsible for monthly store profit and loss, including labor, merchandising and inventory costs.

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

Sourcing and Vendors. We source from approximately 460 suppliers, and offer over 4,000 brands. These suppliers range from small independent businesses to multi-national conglomerates. As of December 31, 2018, we purchased approximately 70% of the goods we sell from our top 20 suppliers. For the fiscal year ended December 31, 2018, approximately 30% of our total purchases were from one vendor. We maintain good relations with all our suppliers and believe we have adequate alternative supply methods, including self-distribution.

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

Going Concern and Liquidity

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate the continuation of the Company as a going concern for the next twelve months from the issuance of this Form 10-K and realization of assets and satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of any uncertainties related to our going concern assessment. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values.

The Company currently and historically has reported net losses and cash outflows from operations. As of December 31, 2018, cash and cash equivalents totaled approximately $7.1 million. While we anticipate that our current cash, cash equivalents, and cash to be generated from operations will be sufficient to meet our projected operating plans for the foreseeable future through a year and a day from the issuance of these consolidated financial statements, should we require additional funds (either through equity or debt financings, collaborative agreements or from other sources) we have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. During the second quarter of 2018, the Company entered into a $2.0 million line of credit agreement with a financial institution that is subject to annual renewal with a variable interest rate that it is based on a rate of 1% over what is earned on the collateral amount. The collateral amount established in the arrangement with the financial institution is $2.0 million.

In the third quarter of 2018, the Company used $0.5 million from the $2.0 million the line of credit at a variable interest rate, to issue a note receivable to VPR Brands LLC. In addition, on December 31, 2018, we entered into a Term Loan Credit Agreement (the “Credit Agreement”) with Professional Bank (the “Bank”) pursuant to which the Company issued a Term Note (the “Term Note”) in the principal amount of $1.4 million in favor of the Bank. The Term Note bears interest at a rate equal to 1.5% in excess of that rate shown in the Wall Street Journal as the prime rate, adjusted annually. The proceeds of the Term Note are to be used for acquisitions and for general working capital requirements. The ability to raise additional financing may have a positive effect on the future performance of the Company.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The Company operates its business from numerous facilities in Florida, Georgia and Tennessee. These leased facilities include our headquarters location, warehouse and retail stores.

•	Grocery Segment. As of December 31, 2018, grocery segment has 4 retail stores in Florida which aggregate approximately 28,000 square feet, all of which are leased by grocery segment.

•	Vapor Segment. As of December 31, 2018, Vapor segment operates 8 retail stores in Florida, 1 retail store in Georgia and 1 retail store in Tennessee, aggregating approximately 18,000 square feet.

•	Our headquarter and warehouse is located in Hollywood, Florida. The leased property aggregates approximately 10,000 square feet.

Item 3. Legal Proceedings.

No response is required under Item 103 of Regulation S-K.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently listed on the OTC Pink marketplace under the symbol “HCMC”.

As of March 27, 2019, there were approximately 1,400 stockholders of record for our common stock. A substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

As of March 27, 2019, the last reported sale price of our common stock on OTC Pink Marketplace was $0.0001 per share.

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

Repurchases of Outstanding Series A Warrants

Company repurchases of Series A Warrants during 2017 are set forth in the table below. There were no such repurchases by the Company during 2018.

Period	Total Number of Series A Warrants Purchased	Average Price Paid per Series A Warrant
January 1, 2017 – September 30, 2017	10,601,412	0.23

On August 16, 2018, Healthier Choices Management Corp. (the “Company”) entered into agreements (each a “Warrant Exchange Agreement”) with certain holders of its Series A Warrants to exchange the Company’s Series B Convertible Preferred Stock (the “Series B Stock”) for Series A Warrants. A total of 20,722 shares of Series B Stock were exchanged for 46,048,318 Series A Warrants (including those warrants issuable pursuant to a Unit Purchase Option). The Series A Warrants acquired by the Company represented approximately 92% of the outstanding Series A Warrants and would have been convertible into 460,483,180,000 shares of Company common stock (“Common Stock”) if exercised as the date of the Warrant Exchange Agreements. Each share of Series B Stock has a stated value equal to $1,000 and is convertible into Common Stock on a fixed basis at a conversion price of $0.0001 per share.

As part of the transaction, the Company also acquired and cancelled a Unit Purchase Option that it had issued on July 23, 2015. The Unit Purchase Option was exercisable into 3,761,660 Series A Warrants.

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

Factors Affecting Our Performance

We believe the following factors affect our performance:

Retail: We believe the operating performance of our retail stores will affect our revenue and financial performance. The Company has a total of ten retail vape stores and four natural and organic groceries and dietary supplement stores which are located in Florida, Georgia and Tennessee. The Company has ceased plans to increase the number of retail vape stores due to adverse industry trends and increasing federal and state regulations that, if implemented, may negatively impact future retail revenues.

Increased Competition: The launch by national competitors in both of our business reporting segments have made it more difficult to compete on prices and to secure business. We expect increased product supply and downward pressure on prices to continue and impact our operating results in the future. We also expect the continued expansion of national grocery chains, which leads to greater competition, to impact our operating results in the future.

Results of Operations

The following table sets forth our Consolidated Statements of Operations for the years ended December 31, 2018 and 2017 that is used in the following discussions of our results of operations:

	For the Year Ended December 31,		2018 to 2017
	2018	2017	Change $
SALES:
Vapor sales, net	$6,281,198	$5,910,697	$370,501
Grocery sales, net	8,365,842	7,037,447	1,328,395
Total Sales	14,647,040	12,948,144	1,698,896
Cost of sales vapor	2,651,110	2,567,400	83,710
Cost of sales grocery	4,831,043	4,114,914	716,129
GROSS PROFIT	7,164,887	6,265,830	899,057

EXPENSES:
Advertising	193,955	110,694	83,261
Selling, general and administrative	9,952,858	16,444,944	(6,492,086)
Total operating expenses	10,146,813	16,555,638	(6,408,825)
Operating loss	(2,981,926)	(10,289,808)	7,307,882

OTHER INCOME (EXPENSES):
Loss on extinguishment of warrants in exchange for preferred stock/revaluation	(10,696,774)	(94,955)	(10,601,819)
Other income	475,430	200,129	275,301
Interest income	108,067	33,774	74,293
Interest expense	(8,915)	(5,502)	3,413
Loss on investment	(59,143)	-	(59,143)
Total other income	(10,181,335)	133,446	(10,314,781)

Net loss from continuing operations	(13,163,261)	(10,156,362)	(3,006,899)
Net income from discontinued operations	-	281,483	(281,483)
NET INCOME (LOSS)	$(13,163,261)	$(9,874,879)	$(3,288,382)

Net vapor sales increased $0.4 million to $6.3 million for the twelve months ended December 31, 2018 as compared to $5.9 million for the same period in 2017. The increase in sales is primarily due to proceeds realized from our patented Q-Cup™ technology.  Net grocery sales increased $1.3 million to $8.4 million for the twelve months ended December 31, 2018 as compared to $7.0 million for the same period in 2017. The increase was primarily due to same store sales increase at Ada’s Natural Market.

Vapor cost of goods sold for the twelve months ended December 31, 2018 and 2017 were $2.7 million and $2.6 million, respectively an increase of $0.1 million. The increase in cost of goods sold is primarily due to the proceeds realized from our patented Q-Cup™ technology. Grocery store cost of goods sold for the twelve months ended December 31, 2018 and 2017 were $4.8 million and $4.1 million, respectively, an increase of $0.7 million. The increase was primarily due to the same store sales increase at Ada’s Natural Market.

Total operating expenses decreased $6.4 million to $10.1 million for the twelve months ended December 31, 2018. The decrease is primarily attributable to the decline in employee stock compensation which decreased by $5.8 million when compared to 2017.

Net other expenses of $10.2 million expenses for the twelve months ended December 31, 2018 includes $10.7 million of a non-cash charge of the Series A warrants related to the August 2018 Warrant Exchange Agreement. Also, $0.5 million of other income as a result of the re-payment of the VPR Brands note and, $0.1 million of a loss on investment in common stock of MJ Holdings, Inc stock.

 Liquidity and Capital Resources

	For the year ended December 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$(202,607)	$(2,823,445)
Investing activities	(3,964,457)	(192,885)
Financing activities	3,345,126	(2,466,751)
	$(821,938)	$(5,483,081)

Our net cash used in operating activities of $0.2 million for the twelve months ended December 31, 2018 resulted from our net loss of $13.2 million, offset by a net cash usage of $0.1 million from changes in operating assets and liabilities and a non-cash adjustments of $13.1 million. Our net cash used in continuing operating activities of $2.8 million for the twelve months ended December 31, 2017 resulted from our net loss from continuing operations of $9.9 million, offset by a net cash usage of $0.8 million from changes in operating assets and liabilities and a non-cash adjustments of $8.1 million. We did not utilize any cash on discontinued operations for the twelve months ended December 31, 2018. Our net cash used in discontinued operations of $0.2 million for the twelve months ended December 31, 2017 resulted from our net income from discontinued operations of $0.3 million offset by non-cash adjustments of $0.5 million.

The net cash used in investing activities of $4.0 million for the twelve months ended December 31, 2018 resulted from the issuance and collection of a note receivable, the acquisition of new business and purchases of a patent and property and equipment. The net cash used in investing activities of $0.2 million for the twelve months ended December 31, 2017 resulted from patent purchases of $0.1 million and property and equipment of $0.1 million.

The net cash provided by financing activities of $3.3 million for the twelve months ended December 31, 2018 is due to proceeds from loan payable and line of credit of $3.3 million and proceeds from exercise of stock options of $0.1 million. The net cash used in financing activities of $2.5 million for the twelve months ended December 31, 2017 is due to repurchases of Series A warrants totaling $2.4 million and, principal payments on capital lease obligations of $0.1 million.

At December 31, 2018 and December 31, 2017, we did not have any material financial guarantees or other contractual commitments with trade vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. The majority of our cash and cash equivalents are concentrated in one large financial institution, which is in excess of Federal Deposit Insurance Corporation (FDIC) coverage. The following table presents the Company’s cash position as of December 31, 2018 and December 31, 2017.

	December 31, 2018	December 31, 2017

Cash	$7,061,253	$7,883,191
Total assets	$15,172,664	$11,701,405
Percentage of total assets	46.5%	67.4%

The Company reported net loss of approximately $13.2 million for the year ended December 31, 2018. The Company also had positive working capital of $3.9 million. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to satisfy warrant obligations, and to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than operating leases for retail locations, equipment, and vehicles.

Seasonality

We do not consider our business to be seasonal.

Non-GAAP Financial Measures

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

	2018	2017

Reconciliation of Adjusted EBITDA to net loss allocable to common stockholders:
Operating loss	$(2,981,926)	$(10,289,808)
Depreciation and amortization	375,690	350,647
Stock-based compensation expense	1,712,412	7,496,849
Adjusted EBITDA	$(893,824)	$(2,442,312)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

See pages F-1 through F-23.

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

Evaluation of Disclosure Controls and Procedures. Our management, including our Principal Executive Officer and Principal Financial Officer, did not carry out an evaluation on internal controls during the year ended December 31, 2018 in regard to the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. As an evaluation was not carried out, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our management, including our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2018.

In planning and performing its audit of our financial statements for the year ended December 31, 2018 in accordance with standards of the Public Company Accounting Oversight Board, our independent registered public accounting firm noted material weaknesses in internal control over financial reporting. A list of our material weaknesses are as follows:

●	Failure to have properly documented and designed disclosure controls and procedures and testing of the operating effectiveness of our internal control over financial reporting

●	Weakness around our inventory count procedures

●	Segregation of duties due to lack of personnel

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of December 31, 2018 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Remediation Efforts

Following this assessment and during the twelve months ended December 31, 2019, we have undertaken an action plan to strengthen internal controls and procedures:

●	We continue to improve the process around inventory counts. At year-end we contracted with an independent 3rd party to perform a physical inventory count at the vast majority of our retail locations. The purpose being the validation of our inventory records and increasing the staff knowledge around the importance of the new inventory procedures implemented.

●	Our management has increased its focus on the Company’s purchase order process in order to better manage inventory thereby improving cash management and ultimately leading to more reliable and precise financial reporting.

Our management continues to review ways in which we can make improvements in internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors as of December 31, 2018:

Name	Age	Position
Executive Officers:
Jeffrey Holman	52	Chief Executive Officer, Chairman and Director
John A. Ollet	56	Chief Financial Officer
Christopher Santi	48	President and Chief Operating Officer

Non-Employee Directors:
Clifford J. Friedman	57	Director
Dr. Anthony Panariello	59	Director

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

Non-Employee Directors

Anthony Panariello, M.D. has been a director since April 15, 2016. Dr. Panariello is a Board Certified in Pulmonology and Internal Medicine in Florida and has been in private practice since 1996, serving as an attending physician at a number of hospitals. Dr. Panariello is a member of the College of Physicians and the American College of Chest Physicians. Additionally, Dr. Panariello currently serves as a Lieutenant Commander in the Medical Corps of the United States Navy Reserve. Dr. Panariello received his Bachelor of Science from the State University of New York at Stony Brook and his medical degree from the Autonomous University of Guadalajara.

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

Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transactions were reported and that no Form 5s were required, we believe that during 2018 our officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a).

ITEM 11. Executive Compensation

The following information is related to the compensation paid, distributed or accrued by us for fiscal 2018 to all Chief Executive Officers (principal executive officers) serving during the last fiscal year and the two other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000. We refer to these individuals as our “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards/ (Forfeited) (1)$	Restricted Stock Awards(1) $	All Other Compensation ($)	Total

Jeffrey Holman	2018	385,537	-	(1,100,000)	1,100,000	18,500	404,037
Chief Executive Officer	2017	346,368	100,000	4,999,998	-	9,900	5,456,266

Christopher Santi	2018	247,043	-	(800,000)	800,000	650	247,693
President & Chief Operating Officer	2017	225,410	25,000	2,499,999	-	601	2,751,010

John Ollet	2018	189,669	-	-	300,000	716	490,385
Chief Financial Officer	2017	185,931	-	500,000	-	510	686,441

(1)   Amounts reflect the aggregate grant date fair value, without regard to forfeitures, computed in accordance with ASC 718. These amounts represent options and restricted stock of the Company’s common stock and do not reflect the actual amounts that may be realized by the Named Executive Officers. Our assumptions with respect to the calculation of the stock options and restricted stock value are set forth in Note 2 to the consolidated financial statements contained herein.

Named Executive Officer Employment Agreements

On August 13, 2018, the Company amended and restated its existing employment agreement with Jeffrey Holman, the Company’s Chief Executive Officer (the “Holman Employment Agreement”). The Holman Employment Agreement is for an additional three year term and provides for an annual base salary of $450,000 and a target bonus for 2018 only in an amount ranging from 20% to 200% of his base salaries subject to the Company meeting certain earnings before interest, taxes depreciation and amortization performance milestones. Mr. Holman is entitled to receive severance payments, including two years of his then base salary and other benefits in the event of a change of control, termination by the Company without cause, termination for good reason by the executive or non-renewal by the Company. Mr. Holman was also granted 11 billion shares of restricted common stock pursuant to the Holman Employment Agreement Amendment on the condition that 11 billion of his options to purchase Company common stock are forfeited. This restricted stock will vest one year following the date of issuance provided that the grantee remains an employee of the Company through each applicable vesting date. The above description of the terms of the Holman Employment Agreement is not complete and is qualified by reference to the complete document.

Effective as of August 13, 2018, Healthier Choices Management Corp. (the “Company”) entered into an amendment to the existing employment agreement (the “Santi Amended Employment Agreement”) with the Company’s President and Chief Operating Officer, Christopher Santi. Pursuant to the Santi Amended Employment Agreement, Mr. Santi will continue to be employed as the Company’s President and Chief Operating Officer for an additional one year extension period through January 29, 2021. Mr. Santi will receive a base salary of $330,000 for this additional year. The severance pay period for termination without cause was increased to up to 18 months based on time of service. Mr. Santi was also granted 8 billion shares of restricted common stock pursuant to the Santi Amended Employment Agreement on the condition that 8 billion of his options to purchase Company common stock are forfeited. This restricted stock will vest one year following the date of issuance provided that the grantee remains an employee of the Company through each applicable vesting date. The above description of the terms of the Santi Amended Employment Agreement is not complete and is qualified by reference to the complete document

Effective as of August 13, 2018, the Company entered into an amendment to the existing employment agreement (the “Ollet Amended Employment Agreement”) with the Company’s Chief Financial Officer, John Ollet. Pursuant to the Ollet Amended Employment Agreement, Mr. Ollet will continue to be employed as the Company’s Chief Financial Officer for an additional one year extension period through December 12, 2020. Mr. Ollet will receive a base salary of $250,000 for this additional year. Mr. Ollet was also granted 3 billion shares of restricted common stock pursuant to the Ollet Amended Employment Agreement. This restricted stock will vest one year following the date of issuance provided that the grantee remains an employee of the Company through each applicable vesting date. The above description of the terms of the Ollet Amended Employment Agreement not complete and is qualified by reference to the complete document.

Under the Restricted Stock Award Agreements with Messrs. Holman, Ollet and Santi, each recipient will have all rights of a stockholder of the Company, except the right to receive any dividends thereon until vested. This restricted stock will vest one year following the date of issuance provided that the grantee remains an employee of the Company through each applicable vesting date.

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

	Holman	Santi/Ollet
Death or Total Disability	Any amounts due at time of termination plus full vesting of equity awards	Any amounts due at time of termination

Dismissal Without Cause or Termination by Executive for Good Reason or upon a Change of Control (1)	Two years of Base Salary, full vesting of equity awards, benefit continuation for eighteen months plus pro-rated bonus if, any, that would have been earned for the fiscal year in which the termination occurs	Fifteen months of Base Salary plus one additional month for every additional four months of service, up to eighteen months’ maximum

Termination upon a Change of Control (2)	Two years of Base Salary, full vesting of equity awards, benefit continuation for eighteen months plus pro-rated bonus if, any, that would have been earned for the fiscal year in which the termination occurs	Eighteen months of Base Salary

(1) Good reason is generally (with certain exceptions) defined, in the case of Holman, as (i) a material diminution in their authority, duties or responsibilities, (y) the Company failing to maintain an office in the stated area or (ii) any other action or inaction that constitutes a material breach by the Company of the Employment Agreement. Messrs. Ollet and Santi’s employment agreement do not include the concept of good reason.

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

Outstanding Awards at Fiscal Year End

Listed below is information with respect to unexercised options that have not vested, and equity incentive plan awards for each named executive officer outstanding as of December 31, 2018:

Outstanding Equity Awards at 2018 Fiscal Year-End

Name	Number of Shares Issued Under Restricted Stock	Restricted Stock Exercise Price ($) Per Share of Stock	Restricted Stock Expiration Date	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)
Jeffrey Holman	11,000,000,000	0.0001	8/13/2028	11,000,000,000	1,100,000
Christopher Santi	8,000,000,000	0.0001	8/13/2028	8,000,000,000	800,000
John Ollet	3,000,000,000	0.0001	8/13/2028	3,000,000,000	300,000

Director Compensation

Non-employee directors are paid a monthly fee of $1,000 per month and $1,000 for each meeting attended. Because we do not pay any compensation to employee directors, Mr. Holman is omitted from the following table. Non-employee members of our Board of Directors were compensated for as follows:

Fiscal 2018 Director Compensation

Name	Fees Earned or Paid in Cash ($)

Dr. Anthony Panariello	$26,000
Clifford J. Friedman	$26,000

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

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by stockholders and the weighted average exercise price for such plans as of December 31, 2018.

Name of Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2009 Equity Incentive Plan	0.011	$20,506,610	-
2015 Equity Incentive Plan	87,894,750,004	0.0001	11,130,249,996
Total	87,894,750,004	-	11,130,249,996

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth the number of shares of our common stock beneficially owned as of December 31, 2018, by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers and (iv) all of our executive officers and directors of as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Healthier Choices Management Corp., 3800 North 28th Way, Hollywood, Florida 33020.

Title of Class	Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)
Directors and Executive Officers:
Common Stock	Jeffrey E. Holman (2)	13,320,213,974	19.99%
Common Stock	Christopher Santi (3)	13,320,213,974	19.99%
Common Stock	John Ollet (4)	5,000,000,000	6.98%
Common Stock	Dr. Anthony Panariello (5)	1,000,000,000	1.50%
Common Stock	Clifford J. Friedman (6)	1,000,000,000	1.50%
	All directors and officers as a group (5 persons) (7)	33,640,427,948	42.43%

5% Stockholders:
None		-	0%
Total:		33,640,427,948	42.43%

(1) Beneficial Ownership. Applicable percentages are based on 66,634,387,066 shares of common stock outstanding as of March 27, 2019. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, convertible notes and preferred stock currently exercisable or convertible or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. The table includes shares of common stock, options, warrants, and preferred stock exercisable or convertible into common stock and vested or vesting within 60 days. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. The table does not include: (i) restricted stock units that do not have the right to vote until they vest and the shares are delivered or (ii) unvested options that do not vest within 60 days of the date listed above in this footnote.

(2) Holman. Chairman and Chief Executive Officer. Includes 39,000,000,000 vested options and 11,000,000,000 shares of unvested restricted Common Stock. The option agreement includes a provision that prevents Mr. Holman from exercising the option into common stock to the extent (but only to the extent) that such conversion would result in the holder, or any of its affiliates, beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder) more than 19.9% of the Company’s outstanding Common Stock (the “Exercise Blocker”). Without the Exercise Blocker, Mr. Holman would be deemed to beneficially own 50,000,000,000 shares of Common Stock pursuant to vested options.

(3) Santi. Santi and Chief Operation Officer. Includes 17,000,000,000 vested options and 8,000,000,000 shares of unvested restricted Common Stock. The option agreement of Mr. Santi includes the Exercise Blocker. Without the Exercise Blocker, Mr. Santi would be deemed to beneficially own 25,000,000,000 shares of Common Stock pursuant to vested options.

(4) Ollet. Chief Financial Officer. Includes 5,000,000,000 vested options. He also holds 3,000,000,000 shares of unvested restricted Common Stock. The option agreement of Mr. Ollet includes the Exercise Blocker.

(5) Panariello. A director. Includes 1,000,000,000 vested options. He also holds 500,000,000 shares of unvested restricted Common Stock.

(6) Friedman. A director. Includes 1,000,000,000 vested options. He also holds 500,000,000 shares of unvested restricted Common Stock.

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

Item 14. Principal Accounting Fees and Services.

Our Audit Committee pre-approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. All of the services related to audit fees and audit-related fees charged were pre-approved by the Audit Committee. The following table shows the fees for the years ended December 31, 2018 and 2017.

	2018 ($)	2017 ($)
Audit Fees (1)	$208,000	$166,000
Total	$208,000	$166,000

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

FINANCIAL STATEMENT INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Healthier Choices Management Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Healthier Choices Management Corp. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2017.

New York, NY

March 27, 2019

HEALTHIER CHOICES MANAGEMENT CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,061,253	$7,883,191
Accounts receivable, net of allowance of $3,000 and $19,000, respectively	51,951	75,568
Inventories	1,864,619	861,650
Prepaid expenses and vendor deposits	402,578	133,401
Investment	90,857	-
Contract assets	32,400	-
TOTAL CURRENT ASSETS	9,503,658	8,953,810

Property and equipment, net of accumulated depreciation	497,039	589,506
Intangible assets, net of accumulated amortization	3,062,204	1,559,531
Goodwill	1,437,314	481,314
Note receivable	528,007	-
Other assets	144,441	117,244
TOTAL ASSETS	$15,172,663	$11,701,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,301,418	$951,528
Contract liabilities	442,630	61,312
Current portion of line of credit	1,868,460	-
Current portion of loan payment	282,224	2,111
Derivative liabilities – warrants	1,722,928	10,231,697
TOTAL CURRENT LIABILITIES	5,617,660	11,246,648

Loan payable, net of current portion	1,128,234	10,459
TOTAL LIABILITIES	6,745,894	11,257,107

COMMITMENTS AND CONTINGENCIES (SEE NOTE 13)

STOCKHOLDERS’ EQUITY
Series B convertible preferred stock, $1,000 par value per share, 30,000 shares authorized; 20,150 shares issued and outstanding as of December 31, 2018; aggregate liquidation preference of $20.2 million	20,150,116	-
Common Stock, $0.0001 par value per share, 750,000,000,000 shares authorized; 66,623,514,522 and 29,348,867,108 shares issued and outstanding as of December 31, 2018 and 2017, respectively	6,662,351	2,934,887
Additional paid-in capital	7,348,390	10,080,238
Accumulated deficit	(25,734,088)	(12,570,827)
TOTAL STOCKHOLDERS’ EQUITY	8,426,769	444,298
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,172,663	$11,701,405

See notes to consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2018	2017
SALES:
Vapor sales, net	$6,281,198	$5,910,697
Grocery sales, net	8,365,842	7,037,447
TOTAL SALES, NET	14,647,040	12,948,144

Cost of sales vapor	2,651,110	2,567,400
Cost of sales grocery	4,831,043	4,114,914
GROSS PROFIT	7,164,887	6,265,830

OPERATING EXPENSES:
Advertising	193,955	110,694
Selling, general and administrative	9,952,858	16,444,944
Total operating expenses	10,146,813	16,555,638

LOSS FROM OPERATIONS	(2,981,926)	(10,289,808)

OTHER INCOME (EXPENSE):
Loss on extinguishment of warrants in exchange for preferred stock/revaluation	(10,696,774)	(94,955)
Other income	475,430	200,129
Interest income	108,067	33,774
Interest expense	(8,915)	(5,502)
Loss on investment	(59,143)	-
Total other income (expense), net	(10,181,335)	133,446

Net loss from continuing operations	(13,163,261)	(10,156,362)
Net loss from discontinued operations	-	281,483
NET LOSS	$(13,163,261)	$(9,874,879)

NET LOSS PER SHARE-BASIC AND DILUTED:
Continuing operations	0.00	0.00
Discontinued operations	0.00	0.00
NET LOSS PER SHARE BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-
BASIC AND DILUTED	42,696,521,421	26,199,887,696

See notes to consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2018

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – December 31, 2016	-	$-	14,213,861,174	$1,421,386	$3,782,818	$(2,695,948)	$2,508,256

Issuance of common stock in connection with cashless exercise of Series A warrants	-	-	15,125,005,934	1,512,501	(1,208,429)	-	304,072
Issuance of stock options in connection with professional services	-	-	-	-	9,000	-	9,000
Stock options exercised	-	-	10,000,000	1,000	-	-	1,000
Stock-based compensation expense	-	-	-	-	7,496,849	-	7,496,849
Net loss	-	-	-	-	-	(9,874,879)	(9,874,879)
Balance – December 31, 2017	-	-	29,348,867,108	$2,934,887	$10,080,238	$(12,570,827)	$444,298
Issuance of common stock in connection with cashless exercise of Series A warrants	-	-	4,270,589,636	427,058	(251,513)	-	175,545
Stock options exercised	-	-	787,777,778	78,778	-	-	78,778
Issuance of Series B Convertible Preferred Stock	20,722	20,721,744	-	-	(1,692,747)	-	19,028,997
Modification of share-based payment awards to officers	-	-	19,000,000,000	1,900,000	(1,900,000)	-	-
Issuance of awarded restricted stock to officer	-	-	3,000,000,000	300,000	(300,000)	-	-
Issuance of awarded common stock for professional services	-	-	3,000,000,000	300,000	(300,000)	-	-
Preferred stock converted	(572)	(571,628)	5,716,280,000	571,628	-	-	-
Investment in MJ Holdings, Inc. - Share exchange	-	-	1,500,000,000	150,000	-	-	150,000
Stock-based compensation expense	-	-	-	-	1,712,412	-	1,712,412
Net loss	-	-	-	-	-	(13,163,261)	(13,363,261)
Balance – December 31, 2018	20,150	$20,150,116	66,623,514,522	$6,662,351	$7,348,390	$(25,934,088)	$8,226,769

See notes to consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2018	2017
OPERATING ACTIVITIES:

Net loss	$(13,163,261)	$(9,874,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	-	(281,483)
Change in provision for doubtful accounts	(15,993)	(14,372)
Depreciation and amortization	375,690	350,647
Loss on disposal of assets	2,696	1,456
Change in fair value of Series A warrants	10,696,774	94,955
Write-down of obsolete and slow-moving inventory	281,116	392,071
Stock-based compensation expense	1,712,412	7,496,849
Stock-based expense in connection with professional services	-	9,002
Net cash used in discontinued operations	-	(221,424)
Changes in operating assets and liabilities:
Accounts receivable	39,610	(35,398)
Inventories	(534,085)	(505,170)
Prepaid expenses and vendor deposits	(269,177)	(9,900)
Contract assets	(32,400)	-
Other assets	(27,197)	10,913
Accounts payable	349,890	(263,459)
Contract liabilities	381,318	26,747
NET CASH USED IN OPERATING ACTIVITIES	(202,607)	(2,823,445)

INVESTING ACTIVITIES:
Acquisition of Paradise and The Vitamin Store	(3,250,000)	-
Issuance of note receivable	(582,260)	-
Collection of note receivable	54,253	-
Loss on investment	59,143	-
Purchases of patent	(170,250)	(50,000)
Purchases of property and equipment	(75,343)	(142,885)
NET CASH USED IN INVESTING ACTIVITIES	(3,964,457)	(192,885)

FINANCING ACTIVITIES:
Proceeds from line of credit	1,868,460	-
Proceeds from loan payable	1,400,000	13,977
Principal payments on loan payable	(2,112)	(1,407)
Payments for repurchase of Series A warrants	-	(2,427,267)
Proceeds from exercise of stock options	78,778	1,000
Principal payments of capital lease obligations	-	(53,054)
NET CASH USED IN FINANCING ACTIVITIES	3,345,126	(2,466,751)

DECREASE IN CASH	(821,938)	(5,483,081)
CASH AND CASH EQUIVALENTS — BEGINNING OF YEAR	7,883,191	13,366,272
CASH AND CASH EQUIVALENTS — END OF YEAR	$7,061,253	$7,883,191

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$7,000	$4,000
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with cashless exercise of Series A warrants	$176,000	$304,000
Issuance of Series B Convertible Preferred Stock in connection with the warrants settlement	$19,028,997	-
Transfer of debt from prior note receivable	$82,260	-

See notes to consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION, GOING CONCERN, BASIS OF PRESENTATION, AND RECENT DEVELOPMENTS

Organization

Healthier Choices Management Corp. (the “Company”) is a holding company focused on providing consumers with healthier daily choices with respect to nutrition and other lifestyle alternatives. The Company currently operates ten retail vape stores in the Southeast region of the United States, through which it offers e-liquids, vaporizers and related products. The Company also operates Ada’s Natural Market, a natural and organic grocery store, through its wholly owned subsidiary Healthy Choice Markets, Inc. Ada’s Natural Market and Paradise Health and Nutrition offers fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products and natural household items. The Company also sells vitamins and supplements on the Amazon.com marketplace through its wholly owned subsidiary Healthy U Wholesale, Inc. The Company markets the Q-Cup™ technology under the vape segment; this patented technology is based on a small, quartz cup called the Q-Cup™, which a customer partially fills with either cannabis or CBD concentrate (approximately 50mg) purchased from a third party. The Q-Cup™ is then inserted into the Q-Cup™ Tank or Globe, that heats the cup from the outside without coming in direct contact with the solid concentrate. This Q-Cup™ technology provides significantly more efficiency and an “on the go” solution for consumers who prefer to vape concentrates either medicinally or recreationally.

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

The Company currently and historically has reported net losses and cash outflows from operations. As of December 31, 2018, cash and cash equivalents totaled approximately $7.1 million. While we anticipate that our current cash, cash equivalents, and cash to be generated from operations will be sufficient to meet our projected operating plans for the foreseeable future through a year and a day from the issuance of these consolidated financial statements, should we require additional funds (either through equity or debt financings, collaborative agreements or from other sources), we have no commitments to obtain such additional financing and we may not be able to obtain any such additional financing on terms favorable to us, or at all.

During  the second quarter of 2018, the Company entered into a $2.0 million line of credit agreement with a financial institution that is subject to annual renewal with a variable interest rate that it is based on a rate of 1% over what is earned on the collateral amount. The collateral amount established in the arrangement with the financial institution is $2.0 million. The Company has $0.1 million of availability as of December 31, 2018.

Sourcing and Vendors.

We source from multiple suppliers. These suppliers range from small independent businesses to multinational conglomerates. For the fiscal years ended December 31, 2018 and 2017, approximately 30% and 40% of our total purchases were from one vendor.

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements are prepared in accordance with GAAP. The consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of the financial statement date.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Healthy Choice Markets, Inc., Healthy Choice Markets 2, LLC (“Paradise Health and Nutrition”), The Vitamin Store, LLC, Healthy U Wholesale, Inc., The Vape Store, Inc. (“Vape Store”), Vaporin, Inc. (“Vaporin”), Smoke Anywhere U.S.A., Inc. (“Smoke”), Emagine the Vape Store, LLC (“Emagine”), IVGI Acquisition, Inc., Vapormax Franchising LLC, Vaporin LLC, and Vaporin Florida, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

Use of Estimates in the Preparation of the Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of net revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include allowances, reserves and write-downs of receivables and inventory, valuing equity securities and hybrid instruments, share-based payment arrangements, deferred taxes and related valuation allowances, and the valuation of the assets and liabilities acquired in business combinations. Certain of management’s estimates could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and records adjustments when necessary.

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

Accounting Standards Update (“ASU”) No. 2014-9, Revenue from Contracts with Customers (“ASU 2014-9”), is a comprehensive revenue recognition standard that superseded nearly all existing revenue recognition guidance. The Company adopted the standard on January 1, 2018 using the full retrospective method, which requires reporting entities to apply the standard as of the earliest period presented in their financial statements. The adoption of the new standard resulted in an immaterial impact to the consolidated statements of operations for reclassifying $13,000 to net loss and an immaterial impact to the consolidated balance sheets for reclassifying $61,000 of contract liabilities from accrued expenses as of December 31, 2017. Contract liabilities consist of gift card and loyalty point program liabilities. See “Accounts Receivable, Contract Assets, and Deferred Revenue” significant accounting policy.

Adoption of ASU 2014-09 impacted the previously reported results for the year ended December 31, 2017 as follows:

	As reported	ASU Impact	After adoption

Vapor sales, net	$5,867,201	$43,496	$5,910,697
Grocery sales, net	$7,093,894	$(56,447)	$7,037,447
Gross profit	$6,278,781	$(12,951)	$6,265,830
Net loss	$(9,861,928)	$(12,951)	$(9,874,879)

Adoption of ASU 2014-09 impacted the previously reported balance sheet as of December 31, 2017 as follows:

	As reported December 31, 2017	ASU 2014-09 Impact	After adoption December 31, 2017

Accounts Payable and Accrued expenses	$1,050,599	$(99,071)	$951,528
Contract liabilities	$-	$61,312	$61,312
Total current liabilities	$11,284,407	$(37,759)	$11,246,648
Accumulated deficit	$(12,608,586)	$37,759	$(12,570,827)
Total stockholders’ equity	$406,539	$37,759	$444,298

Shipping and Handling

Shipping charges billed to customers are included in net sales and the related shipping and handling costs are included in cost of sales. For the years ended December 31, 2018 and 2017, shipping and handling costs of approximately $101,000 and $100,000, were included in cost of sales, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less, when purchased, to be cash and cash equivalents. The majority of the Company’s cash and cash equivalents are concentrated in one large financial institution, which is in excess of Federal Deposit Insurance Corporation (FDIC) coverage. At December 31, 2018, cash in excess of FDIC limits of $250,000 per financial institution were approximately $6.0 million. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests, as deposits are held in excess of federally insured limits. The Company’s cash equivalent at December 31, 2018 was a money market account. The Company has not experienced any losses in such accounts.

Accounts Receivable, Contract Assets and Contract Liabilities

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

Concentration of accounts receivable consist of the following:

	December 31, 2018	December 31, 2017
Customers balances in excess of 10% of total accounts receivable
Customer A	-	27%
Customer B	-	21%
Customer C	-	19%
Customer D	55%	-

Due from Merchant Credit Card Processor

Due from merchant credit card processor represents monies held by the Company’s credit card processors. The funds are being held by the merchant credit card processors pending satisfaction of their hold requirements and expiration of charge backs/refunds from customers.

Inventories

Inventories are stated at average cost. If the cost of the inventories exceeds their net realizable value, provisions are recorded to write down excess inventory to their net realizable value. The Company’s inventories consist primarily of merchandise available for resale, such as fresh produce, perishable grocery items and non-perishable consumable goods.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the respective asset, after the asset is placed in service. Revenue earning property and equipment includes signage, furniture and fixtures, computer hardware, appliance, cooler, displays with useful lives range from two to seven years. Leasehold improvements are amortized over life of lease.

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

During the third quarter of 2017, we changed the date of our annual impairment test from December 31st to September 30th. We believe the change in accounting principle related to changing our annual impairment testing date did not delay, accelerate, or avoid an impairment charge. We have determined that this change in accounting principle is preferable under the circumstances and does not result in adjustments to our financial statements when applied retrospectively. Our 2018 annual impairment test resulted in no impairment being recorded. Management also performed a qualitative analysis at December 31, 2018 to determine whether any triggering events have occurred since the annual test date of September 30, 2018, which would indicate an impairment. Management determined no triggering events had occurred through December 31, 2018.

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

Nonfinancial assets such as goodwill, other intangible assets, and long-lived assets held and used are measured at fair value when there is an indicator of impairment and recorded at fair value when impairment is recognized or for a business combination

Sequencing Policy

Under ASC 815-40-35, the Company has adopted a sequencing policy, whereby, in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares.

Adopted Accounting Pronouncements

As more fully described above, on January 1, 2018, the Company adopted ASU No. 2014-9 using the full retrospective method, which requires reporting entities to apply the standard as of the earliest period presented in their financial statements.

In August 2016, the FASB issued ASU 2016-15 (Topic 230), “Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments”. The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017. The adoption of this standard did not have a significant impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and annual and interim periods thereafter, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements.

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

Note 3. ACQUISITION AND DISPOSAL

Paradise Health and Nutrition and The Vitamin Store

During the fourth quarter of 2018, the Company’s wholly-owned subsidiary, Healthy Choice Markets 2, LLC (the “Paradise Buyer”), closed on its acquisition of substantially all of the assets of Paradise Health Foods, Inc. (“Paradise”), which owned and operated health and nutrition stores in Melbourne, Florida and Palm Bay, Florida (the “Paradise Acquisition”). In addition, the Paradise Buyer assumed certain leasehold obligations and entered into a short-term transition agreement with the sole stockholder of Paradise. The cash purchase price to acquire the assets and business of Paradise was approximately $2.28 million. Contemporaneous with the Paradise closing, Healthy U Wholesale, Inc. (the “TVS Buyer”), entered into, and closed, a Membership Interest Purchase Agreement to acquire 100% of the equity interests in The Vitamin Store, LLC (“TVS”) (the “TVS Acquisition” and, together with the Paradise Acquisition, the “Acquisitions”). TVS operates an online vitamin, supplement, and health-related products business at www.thevitaminstore.com. The cash purchase price to acquire TVS was approximately $973,000.

The Acquisitions were accounted for under the acquisition method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at their estimated fair values, and operating results for Paradise and TVS are included in the consolidated financial statements from the effective date of acquisition of December 14, 2018. The allocation of the purchase price is summarized as follows:

Purchase Consideration	Paradise Health and Nutrition	The Vitamin Store, LLC
Cash paid:	$2,277,000	$973,000

Identifiable assets acquired and liabilities assumed at fair value
Property and equipment	28,000	-
Intangible assets – tradenames/trademarks	103,000	70,000
Intangible assets – Non-compete agreement	174,000	-
Intangible assets - customer relationships	823,000	345,000
Inventory	671,000	79,000
Net identifiable assets acquired	$1,799,000	$494,000

Total allocated to goodwill	$478,000	$479,000

Goodwill arising from the transactions mainly consist of the expected operational synergies upon acquisition of the combined entity and intangibles not qualifying for separate recognition. Goodwill is not expected to be deductible for income tax purposes in the tax jurisdiction of the acquired business. The tradenames/trademarks will be amortized on a straight-line basis over their expected useful lives range from nine years to ten years. Customer relationships will be amortized on a straight-line basis over their expected useful lives range from five years to ten years. The non-compete agreement will be amortized on a straight-line basis over its expected useful life of four years.

The following presents the unaudited pro-forma combined results of operations of the Company with Paradise and TVS as if the acquisition occurred on January 1, 2017.

	2018	2017
Vapor sales, net	$6,281,198	$5,910,697
Grocery sales, net	$14,800,909	$13,616,530
Net loss from continuing operations	$(12,477,815)	$(9,440,870)
Net loss per share:
Continuing operations	$-	$-
Discontinued operations	$-	$-
Net income (loss) per share basic and diluted	$-	$-
Weighted average number of shares outstanding	42,696,521,421	26,199,887,696

The unaudited pro-forma results of operations are presented for information purposes only and are based on estimated financial operations. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2018 or to project potential operating results as of any future date or for any future periods.

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

	December 31, 2018	December 31, 2017

Vapor sales, net	$6,281,198	$5,910,697
Grocery sales, net	8,365,842	7,037,447
Total revenue	$14,647,040	$12,948,144

Retail Vapor	$6,273,470	$5,590,835
Retail Grocery	6,142,904	5,489,341
Food service/restaurant	1,526,934	1,487,925
Online/e-Commerce	666,927	59,066
Wholesale Grocery	29,077	1,115
Wholesale Vapor	7,728	319,862
Total revenue	$14,647,040	$12,948,144

Note 5. INVESTMENT

During 2018, the Company invested $150,000 in 85,714 common stock shares at MJ Holdings, Inc. (“MJNE”), a publicly traded company. The investment was made based on the assumption of an increase in MJNE stock due to the sales agreement with the Company. The Company recorded the investment in MJNE at fair value with changes in the fair value reported through the income statement as the stock is traded on the OTC market. Investment is classed with Level 1 of the valuation hierarchy. Fair value for the investment is based on quoted prices in active markets.

Description	Fair Value Measurements Using Quoted Prices in Active Market (Level 1)	Mark to Market	Final
Investment	$150,000	$(59,143)	$90,857

Note 6. INVENTORIES

Inventories are stated at average cost. If the cost of the inventories exceeds their market value, provisions are recorded to write down excess inventory to its net realizable value. Throughout the year, the Company had independent third party counts of its inventory and recorded the write down of inventories amounting to $0.3 million and $0.7 million, approximately, in 2018 and 2017 respectively, as a result of the findings. The Company’s inventories consist primarily of merchandise available for resale  .

	December 31, 2018	December 31, 2017
Inventories:
Vapor Business	$425,062	$386,593
Grocery Business	1,439,557	475,057
Total	$1,864,619	$861,650

Note 7. NOTES RECEIVABLE AND OTHER INCOME

On September 6, 2018, the Company entered into a secured, 36-month promissory note with VPR Brands L.P. for $582,260. The note is composed of a principal amount of $500,000 (the “Promissory Note”) and an outstanding balance from prior secured notes of $82,260 (the “Note”). The Note bears an interest rate of 7%, which payments thereunder are $4,141 weekly, with such payments commencing as of September 14, 2018. The Company records all proceeds related to the interest of the Note as interest income as proceeds are received.

A summary of the Note as of December 31, 2018 is presented below:

Description	Due Date	Interest Rate	Loan Amount	Payments Received	Remaining Balance
Promissory Note	9/6/2021	7.0%	$582,260	$54,253	$528,007

For  the year ended December 31, 2018, the Company had a reversal of the valuation allowance reserve and notes receivable collections of approximately $0.5 million recorded to other income in the Consolidated Statement of Operations.

Note 8. PROPERTY & EQUIPMENT and CAPITAL LEASE OBLIGATIONS

Property and equipment consists of the following

	Year Ended December 31,
	2018	2017

Displays	$316,380	$370,092
Furniture and fixtures	266,216	239,855
Leasehold improvements	128,004	102,195
Computer hardware & equipment	129,876	114,930
Other	235,772	156,205
	1,076,248	983,277
Less: accumulated depreciation and amortization	(579,209)	(393,771)
Total property and equipment	$497,039	$589,506

The Company incurred approximately $0.2 million of depreciation expense for the years ended December 31, 2018 and 2017.

Note 9. GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the premium paid over the fair value of the intangible and net tangible assets acquired in the Acquisitions and Merger and other retail business acquisitions. The Company assesses the carrying value of its goodwill on at least an annual basis.

The changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017

Beginning balance	$481,314	$481,314
Goodwill from Acquisitions	956,000	-
Ending balance	$1,437,314	$481,314

Intangible assets, net are as follows:

December 31, 2018	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Favorable lease	15 years	$890,000	$(150,580)	$739,420
Trade names	8-10 years	993,000	(252,328)	740,672
Customer relationships	4-10 years	1,228,000	(41,010)	1,186,990
Patents	10 years	245,250	(22,939)	222,310
Non-compete	4 years	174,000	(1,813)	172,188
Website	3 years	4,500	(3,875)	625
Intangible assets, net		$3,534,750	$(472,545)	$3,062,204

December 31, 2017	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Favorable lease	15 years	$890,000	$(92,219)	$797,781
Trade names	10 years	820,000	(169,500)	650,500
Customer relationships	5 years	60,000	(19,000)	41,000
Patents	10 years	75,000	(6,875)	68,125
Website	3 years	4,500	(2,375)	2,125
Intangible assets, net		$1,849,500	$(289,969)	$1,559,531

Amortization expense was approximately $0.2 million for the period ended December 31, 2018 and 2017.

The weighted-average remaining amortization period of the Company’s amortizable intangible assets is approximately 8 years as of December 31, 2018. The estimated future amortization of the intangible assets is as follows:

For the years ending December 31,
2019	$481,136
2020	480,511
2021	473,511
2022	458,126
2023	217,823
Thereafter	951,097
Total	$3,062,204

Note 10. CONTRACT ASSETS AND LIABILITIES

The Company’s contract assets consist of sales commissions to third parties that support and facilitate the completion of complex transactions, for which the Company has a performance obligation to pay, due to the fact that the sales agreements were fully executed. During the year ended December 31, 2018, the Company paid sales commissions of $180,000 related to the initial sale of the Q-Cup (see Note 13). As such, all contract assets are expected to be recognized as the order is being delivered to the customers.

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

A summary of the contract liabilities activity for the years ended December 31, 2018 and 2017 is presented below:

	Year ended December 31,
	2018	2017
Beginning balance as January1,	$61,312	$34,564
Issued	77,637	82,872
Redeemed	(105,378)	(59,385)
Breakage recognized	796	3,260
Customer deposits (1)	408,263	-
Ending balance as of December 31,	$442,630	$61,312

(1) See Note 13. “Commitments and Contingencies” for additional information.

Note 11. LINE OF CREDIT

During the second quarter of 2018, the Company entered into a $2.0 million line of credit agreement with a financial institution that is subject to annual renewal with a variable interest rate of 3% as of December 31, 2018. The collateral amount established in the arrangement with the financial institution is $2.0 million. As of December 31, 2018, the Company had $0.1 million   of availability from line of credit. The maturity date for the line of credit is April 13, 2019.

Note 12. TERM LOAN CREDIT AGREEMENT

On December 31, 2018, the Company entered into a Term Loan Credit Agreement (the “Credit Agreement”) with Professional Bank, a Florida banking corporation (the “Bank”), pursuant to which the Company issued a Term Note (the “Term Note”) in the principal amount of $1,400,000 in favor of the Bank. The Term Note bears interest at a rate equal to 1.5 percentage points in excess of that rate shown in the Wall Street Journal as the prime rate, adjusted annually (which was 5.50% as of December 31, 2018). The proceeds of the Term Note are to be used for acquisitions and for general working capital requirements.

The Credit Agreement contains a customary financial covenant for a minimum debt service coverage ratio of 1.25 to 1.0. The Credit Agreement matures on December 31, 2023. In addition, the Credit Agreement provides for monthly principle payments of $22,333 commencing in January 2019 plus applicable interest, and mandatory prepayments with a portion of excess cash flow.

The obligations under the Credit Agreement and the Term Note are guaranteed by the Company and its wholly owned subsidiary, Healthy U Wholesale, Inc.

Principal repayments to be made during the next five years, at which time the long-term debt will be fully repaid, as follow:

Year	Principle Payment
2019	$280,000
2020	$280,000
2021	$280,000
2022	$280,000
2023	$280,000
$1,400,000

Note 13. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its Florida office and warehouse facilities under a three-year lease. The lease provides for annual rental payments, including taxes, of approximately $100,000 per year. The Company also leases its Vape and Grocery stores.

Future minimum lease payments under non-cancelable operating leases that have initial or remaining terms in excess of one year at December 31, 2018 are due as follows:

2019	$919,000
2020	754,000
2021	646,000
2022	569,000
Total	$2,888,000

Rent expense for the years ended December 31, 2018 and 2017 was approximately $732,000 and $741,000, respectively, is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

Exclusive Distribution Agreement

On August 17, 2018, the Company entered into an Exclusive Distribution Agreement with MJ Holdings, Inc. (“MJNE”). The Agreement grants MJNE the right to exclusively sell and distribute the Company’s patented and patent approved quartz ‘Q-Cup’ technology (the “Q-cups”) for the use with cannabis and CBD in the Nevada territory. Pursuant to the terms of the Agreement, MJNE agreed to purchase $2,000,000 in Q-Cups from the Company, of which MJNE delivered the full purchase price in advance. As of December 31, 2018, the Company had a balance of $0.3 million from the purchase price advance the initial term of the Agreement is for one year with additional successive one-year renewals, subject to certain standard termination provisions.

The Company   has the option to terminate the Agreement on 30 days’ written notice if MJNE fails to purchase a sufficient minimum quantity of Q-cups from the Company. For each renewal term, MJNE’s minimum purchase obligation for the Q-cups is $6 million per year, subject to mutually agreed upon adjustments based upon the first year sales.

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of our business. With respect to legal costs, we record such costs as incurred.

Fontem License Agreement

The Company has a non-exclusive license to certain products with Fontem Ventures B.V. (“Fontem”). The Company will make quarterly license and royalty payments in perpetuity to Fontem, based on the sale of qualifying products as defined in the license agreement at a royalty rate of 5.25%. For the years ended December 31, 2018 and 2017, the Company recorded expenses of $59,000 and $21,000 as part of its cost of goods.

Note 14. STOCKHOLDERS’ EQUITY

Equity Plans

On July 7, 2015, the stockholders approved the 2015 Equity Incentive Plan (the “2015 Plan”), which is a broad-based plan and awards granted may be restricted stock, restricted stock units, options and stock appreciation rights. The Plan was subsequently amended to increase the number of shares of common stock available for grants to 100,000,000,000. The 2015 Plan had 11,130,249,996 shares of common stock available for grant as of December 31, 2018.

The Company’s 2009 Equity Incentive Plan (the “2009 Plan”) was adopted by the stockholders on November 24, 2009. The 2009 Plan provides for the granting of incentive stock options to employees, the granting of non-qualified stock options to employees, non-employee directors and consultants, and the granting of restricted stock to employees, non-employee directors and consultants in connection with their retention and/or continued employment by the Company. Options issued under the 2009 Plan generally have a ten-year term and generally become exercisable over a four-year period. Shares subject to awards that expire unexercised or are forfeited or terminated will again become available for issuance under the 2009 Plan. No participant in the 2009 Plan can receive option grants and/or restricted shares for more than 20% of the total shares subject to the 2009 Plan. The 2009 Plan had no shares of common stock available for grant as of December 31, 2018.

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

Series B Convertible Preferred Stock

On August 16, 2018, the Company entered into agreements with certain holders of its Series A Warrants. The Company issued Series B Convertible Preferred Stock in exchange for certain Series A Warrants. A total of 20,722 shares of Series B Stock were exchanged for 46,048,318 (adjusted figures summarized in table below) of Series A Warrants (including those warrants issuable pursuant to a unit purchase option). Each share of Series B Stock “Series B Stock” has a stated value equal to $1,000 and is convertible into Common Stock on a fixed basis at a conversion price of $0.0001 per share.

Warrants

The shares issuable upon the exercise of the Series A Warrants are calculated (1) using a Black Scholes Value of $1.5 million per share and a closing stock bid price of $0.0001 per share and (2) assuming the Company delivers only common stock upon exercise of the Series A Warrants and not cash payments as permitted under the terms of the Series A Warrants.

At the years ended December 31, 2018 and 2017, the warrants were valued at the tender offer price of $0.45 and $0.22, respectively, per warrant. Management believes the warrant exchange transaction price, which took place during the 3rd quarter of 2018, is the best indicator of fair value as it is a Level 2 valuation and no material events indicating the fair value has changed occurred through December 31, 2018. As a result, the Company recorded $971,000 of an unrealized loss as a result of the revaluation as of December 31, 2018

A summary of warrant activity for the years ended December 31, 2018 and 2017 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term (Yrs.)
Outstanding at January 1, 2017	42	$1,736,000	3.6
Warrants exercised	(1)	320,540
Warrants repurchased	(8)	1,532,038
Outstanding at December 31, 2017	33	$1,520,919	2.6
Unit Purchase Agreement Issued UPOs	3	(630,042)
Warrants exchanged pursuant to Series B Preferred Stock issuance	(33)	630,042
Warrants exercised	(0)	1,523,947

Outstanding at December 31, 2018	3	$1,522,692	1.6

Exercisable at December 31, 2018	3	$1,520,692	1.6

A summary of the approximate outstanding warrant common stock equivalents for the years ended December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017
Warrants outstanding (A)	2.7348	33.2198
Black Scholes value (B)	$1,522,692	$1,520,919
Subtotal (C)=(A) x (B)	4,164,258	50,524,625
Closing bid stock price (D)	$0.0001	$0.0001
Warrant common stock equivalent (C)/(D)	41,643,000,000	505,246,000,000

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

See Note 15 – Fair Value Measurements for additional details related to the Series A Warrants that were exchanged

Modification of share-based payment awards to officers

On August 13, 2018, the Compensation Committee of the Board of Directors of the Company approved a modification of share-based payment awards to the Chief Executive Officer and Chief Operating Officer of the Company. As part of the share modification, the Chief Executive Officer and Chief Operating Officer were granted 11 billion and 8 billion shares of restricted common stock on the condition that the same number of shares from their options to purchase the Company’s common stock are forfeited. However, the shares were issued to the officers and have been reflected in the statement of stockholders’ equity This restricted stock will vest one year following the date of issuance provided that the grantee remains an employee of the Company through the vesting date  . The share modification did not have an impact on the Consolidated Statements of Operations because both of the officers’ options plans were fully amortized as of the first quarter of 2018.

Restricted Stock

On August 13, 2018, the Compensation Committee of the Board of Directors of the Company approved an issuance of restricted stock to the Chief Financial Officer of the Company. The Chief Financial Officer was granted 3 billion shares of restricted common stock, which will vest one year following the date of issuance, provided that the grantee remains an employee of the Company through the vesting date. During the year ended December 31, 2018, the Company recognized stock-based compensation expense of $125,000   from the awarded shares to the Chief Financial Officer.

Stock Options

During the year ended December 31, 2018, the Company granted options for the purchase of 975,000,000 shares of its common stocks, at an aggregate grant date value of $97,500   or $0.0001 per option shares.

The fair value of employee stock options was estimated using the following Black-Scholes assumptions:

A summary of option activity during the years ended December 31, 2018 and 2017 is as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Options	Exercise Price	Term (Yrs)

Outstanding, January 1, 2017	5,001,000,004	$0.0001	10
Options granted	82,893,750,000	0.0001
Options exercised	(10,000,000)	0.0001
Options forfeited or expired	(729,741,524)	0.0001
Outstanding, December 31, 2017	87,155,008,480	$0.0001	9
Options granted	975,000,000	0.0001
Options exercised	(787,777,800)	0.0001
Options forfeited or expired	(19,030,000,000)	0.0001
Outstanding, December 31, 2018	68,312,230,680	$0.0001	8
Exercisable at December 31, 2018	68,312,230,680	$0.0001	8

During the years ended December 31, 2018 and 2017, the Company recognized stock-based compensation expense of approximately $1.7 million and $7.5 million, respectively, in connection with the amortization of stock options, net of recovery of stock-based charges for forfeited stock options. Stock-based compensation expense is included as part of selling, general and administrative expense in the accompanying consolidated statements of operations  .

At December 31, 2018, the amount of unamortized stock-based compensation expense on unvested stock options granted to employees, directors and consultants was approximately $0.2 million, which will be amortized over a weighted average period of 1.9 years.

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

	December 31,
	2018	2017

Preferred stock	201,501,142,000	-
Stock options	68,312,230,680	88,893,899,200
Warrants	41,642,670,772	505,246,312,541
Total	311,456,043,452	594,140,211,741

Weighted average shares used in calculating basic and diluted net income (loss) per share are as follows:

	Year Ended December 31,
	2018	2017

Basic	42,696,521,421	26,199,887,696
Effect of exercise stock options	-	-
Effect of exercise warrants	-	-
Diluted	42,696,521,421	26,199,887,696

Note 15. FAIR VALUE MEASUREMENTS OF DERIVATE LIABILITIES

The following table summarizes the liabilities measured at fair value on a recurring basis as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
LIABILITIES
Derivative liabilities – warrants	$-	$1,722,928	$-	$1,722,928
Total derivative liabilities – warrants	$-	$1,722,928	$-	$1,722,928

The following table summarizes the liabilities measured at fair value on a recurring basis as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
LIABILITIES
Derivative liabilities – warrants	$-	$10,231,697	$-	$10,231,697
Total derivative liabilities – warrants	$-	$10,231,697	$-	$10,231,697

Note 16. INCOME TAXES

The Company did not have a provision for income taxes (current or deferred tax expense) for tax years ended December 31, 2018 and 2017. The following is a reconciliation of the expected tax expense (benefit) at the U.S. statutory rate to the actual tax expense (benefit) reflected in the accompanying statement of operations:

	Year Ended December 31,
	2018	2017
U.S. federal statutory rate	$(2,764,285)	$(3,353,056)
State and local taxes, net of federal benefit	(591,439)	(334,994)
Settlement of warrants	10,122,599	-
Change in valuation allowance	(6,551,117)	(3,717,877)
True-up & deferred adjustment	5,155	1,619
Stock based compensation	88,903	258,394
Other permanent items	7,882	5,697
Forfeitures & expiration of stock comp	-	45,915
Change in tax rate	-	7,036,850
Other	(244,630)	57,452
	$-	$-

As of December 31, 2018 and 2017, the Company’s deferred tax assets and liabilities consisted of the effects of temporary differences attributable to the following:

	Year Ended December 31,
	2018	2017
Current deferred tax assets:
NOL & AMT credit carryforward	$4,928,275	$11,106,460
Inventory reserves and allowances	132,718	209,345
Charitable contribution	-	3,767
Stock based compensation	1,480,412	1,712,623
Net book value of intangible assets	592,560	639,731
Net book value of fixed assets	-	6,727
Total current deferred tax assets	7,133,965	13,678,653
Current deferred tax liabilities:
Net book value of fixed assets	(6,429)	-
Total current deferred tax liabilities	(6,429)	-

Net current deferred tax assets	7,177,432	13,678,653
Valuation allowance	(7,177,432)	(13,678,653)
Net deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the positive and negative evidence available, management has determined that a valuation allowance of $7.2 million and $13.7 million are required at December 31, 2018 and 2017, respectively, to reduce the deferred tax assets to amounts that are more likely than not to be realized. Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax assets may be necessary.

At December 31, 2018 the Company had U.S. federal and state net operating loss carryforwards (“NOLS”) of $21.1 million and $11.1 million, respectively. These NOLs expire beginning in 2034. Utilization of our NOLS may be subject to an annual limitation under section 382 and similar state provisions of the Internal Revenue Code due to changes of ownership that may have occurred or that could occur in the future, as defined under the regulations.

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

If applicable, interest costs and penalties related to unrecognized tax benefits are required to be calculated and would be classified as interest and penalties in general and administrative expense in the statement of operations. As of December 31, 2018, and 2017, no liability for unrecognized tax benefit was required to be reported. No interest or penalties were recorded during the years ended December 31, 2018 and 2017. The Company does not expect any significant changes in its unrecognized tax benefits in the next year. The Company files U.S. federal and Alabama, Florida, Georgia, and Tennessee state income tax returns. As of December 31, 2018, the Company’s U.S. federal and state tax returns remain subject to examination by tax authorities beginning with the tax year ended December 31, 2015. However, due to NOLs being generated and carried forward from tax years ended December 31, 2010, 2012, & 2014, these tax years may also be subject to examination.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law. One of the provisions of the Tax Act was a one time transaction tax on the accumulated post-1986 foreign earnings. It has been determined that the Company will not be impacted by this tax. Under ASC 740, Accounting for Income Taxes, the enactment of the Tax Act also requires companies, to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. There is no further change to its assertion on maintaining a full valuation allowance against its U.S. deferred tax assets. Due to the change in the federal tax rate from 34% to 21%, which in turn changes the effective state tax rate from 3.69% to 4.41%, the Company’s gross deferred tax assets at December 31, 2017 of approximately $20.7 million were revalued to approximately $13.7 million with a corresponding offset to the valuation allowance. All of the provisions of the Tax Reform Act have been accounted for and properly quantified.

Note 17. SEGMENT INFORMATION

Management determines the reportable segments based on the internal reporting used by our executives to evaluate performance and to assess where to allocate resources. The Company evaluates segment performance based on the segment gross profit before corporate expenses.

Summarized below are the total net sales and segment operating profit for each reporting segment:

	Year Ended
	Net Sales		Segment Gross Profit
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Vapor	$6,281,198	$5,910,697	$3,630,088	$3,343,297
Grocery	8,365,842	7,037,447	3,534,799	2,922,533
Total	$14,647,040	$12,948,144	7,164,887	6,265,830
Corporate expenses			10,146,813	16,555,638
Operating loss			(2,981,926)	(10,289,808)
Corporate other income (expense), net			(10,181,335)	133,446
Net loss from continuing operations			(13,163,261)	(10,156,362)
Net gain from discontinued operations			-	(281,483)
Net loss			$(13,163,261)	$(9,874,879)

For the year ended December 31, 2018 depreciation and amortization was approximately $0.1 million and $0.3 million for Vapor and Grocery, respectively.

For the year ended December 31, 2017 depreciation and amortization was $0.1 million and $0.3 million for Vapor and Grocery, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2019.

Healthier Choices Management Corp.

By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Holman	Principal Executive Officer	March 27, 2019
Jeffrey Holman	and Director

/s/ John A. Ollet	Chief Financial Officer	March 27, 2019
John A. Ollet	(Principal Financial and Accounting Officer)

/s/ Clifford J. Friedman	Director	March 27, 2019
Clifford J. Friedman

/s/ Anthony Panariello	Director	March 27, 2019
Anthony Panariello

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

1.1	Form of Underwriting Agreement	S-1	7/10/15	1.1
2.1(a)	Business Sale Offer and Acceptance Agreement, dated April 11, 2016, by and between Vapor Corp. and Ada’s Whole Food Market LLC	8-K	5/23/16	2.1
2.1(b)	Asset Purchase Agreement, dated July 29, 2016, by and between Vapor Corp. and VPR Brands, L.P.	8-K	8/3/16	1.1
2.1(c)	Asset Purchase Agreement, dated November 19, 2018, by and among the Company and Paradise Health Foods, Inc.	8-K	11/21/18	2.1
2.1(d)	Membership Interest Purchase Agreement, dated December 14, 2018, by and among Healthy U Wholesale, Inc. and the Sellers named therein	8-K	12/26/18	2.2
3.1	Certificate of Incorporation	10-Q	11/16/15	3.1
3.1(a)	Certificate of Amendment to Certificate of Incorporation	8-K	3/03/17	3.1
3.1(b)	Certificate of Amendment to Certificate of Incorporation	S-1	7/10/15	3.2
3.1(c)	Certificate of Amendment to Certificate of Incorporation	S-4	12/11/15	3.2
3.1(d)	Certificate of Amendment to Certificate of Incorporation	8-K	2/2/16	3.1
3.1(e)	Certificate of Amendment to Certificate of Incorporation	8-K	3/9/16	3.1
3.1(f)	Certificate of Amendment to Certificate of Incorporation	8-K	6/1/16	3.1
3.1(g)	Certificate of Amendment to Certificate of Incorporation	8-K	8/5/16	3.1
3.1(h)	Certificate of Designation of Series A Preferred Stock	S-1	7/10/15	3.4
3.1(i)	Certificate of Correction to the Certificate of Designation of Series A Preferred Stock	8-A12B	7/27/15	3.5
3.1(j)	Certificate of Designation of Preferences, Rights And Limitations of Series B Convertible Preferred Stock	8-K	8/21/18	3.1
3.2	Bylaws	8-K	12/31/13	3.4
4.1	Form of Series A Warrant	S-1	7/10/15	4.2
4.2	Form of Unit Purchase Agreement	S-1	7/10/15	4.3
4.3	Form of Warrant Exchange Agreement, dated as of August 16, 2018 by and between Healthier Choices Management Corp. and the holder of Series A Warrants	8-K	8/21/18	10.1
10.4	Form of Securities Purchase Agreement dated March 3, 2015	8-K	3/05/15	10.1
10.5	2015 Equity Incentive Plan	S-1	6/01/15	10.28
10.9	Form of Letter Agreement dated June 19, 2015	8-K	6/25/15	10.4
10.10	Form of Letter Agreement dated June 19, 2015	8-K	6/25/15	10.5
10.11	Form of Warrant dated June 22, 2015	8-K	6/25/15	10.6
10.12	Form of Registration Rights Agreement dated June 22, 2015	8-K	6/25/15	10.7
10.13	Term Loan Credit Agreement, dated December 31, 2018, by and among Healthy Choice Markets 2, LLC, The Vitamin Store, LLC and Professional Bank	8-K	1/7/19	10.1
10.14	Term Note, dated December 31, 2019, issued by Healthy Choice Markets 2, LLC, and The Vitamin Store, LLC, in favor of Professional Bank	8-K	1/7/19	10.2
10.15	Exclusive Distribution Agreement with MJ Holdings Inc. dated July 30, 2018	10-Q	10/30/18	10.5

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
10.17	Form of Fifth Amended and Restated Series A Standstill Agreement	10-K	3/27/17	10.17
10.18	Executive Service Consulting Agreement, dated April 11, 2016, by and between Gregory Brauser and Vapor Corp.	8-K	4/11/16	10.1
10.19	Amendment to Vapor Corp. 2015 Equity Incentive Plan	S-8	2/8/17	4.2
10.20	Form of Restricted Stock Award Agreement	8-K	8/20/18	10.4
10.21	Amended and Restated Employment Agreement, dated as of March 13, 2018 by and between the Company and Christopher Santi	8-K	8/20/18	10.1
10.22	Amended and Restated Employment Agreement, dated as of March 13, 2018 by and between the Company and John Ollet	8-K	8/20/18	10.2
10.23	Amended and Restated Employment Agreement, dated as of March 13, 2018 by and between the Company and Jeffrey Holman	8-K	8/20/18	10.3
16.1	Letter from Morrison, Brown, Argiz & Farra, LLC, dated April 26, 2017	8-K	4/28/17	16.1
21.1	List of Subsidiaries				Filed
23.1	Consent of Marcum L.L.P				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Link base Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Link base Document				Filed
101.LAB	XBRL Taxonomy Extension Label Link base Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Link base Document				Filed

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