Form 10-Q
period 2019-03-31
Healthier Choices Management Corp.
filed 2019-05-15
CIK 844856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	HCMC	OTC Pink marketplace

As of May 15, 2019, there were 66,645,257,694 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,994,672	$7,061,253
Accounts receivable, net	39,964	51,951
Inventories	1,926,027	1,864,619
Prepaid expenses and vendor deposits	443,658	402,578
Investment	65,143	90,857
Contract assets	18,000	32,400
TOTAL CURRENT ASSETS	8,487,464	9,503,658

Property and equipment, net of accumulated depreciation	425,210	497,039
Intangible assets, net of accumulated amortization	2,216,872	3,062,204
Goodwill	1,437,314	1,437,314
Note receivable	486,534	528,007
Right of use asset – operating lease, net	4,825,446	-
Other assets	143,602	144,441
TOTAL ASSETS	$18,022,442	$15,172,663

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,296,407	$1,301,418
Contract liabilities	240,702	442,630
Operating lease liability, current	525,120	-
Loan payable, current	282,254	282,224
Credit line	1,868,460	1,868,460
Derivative liabilities – warrants	1,722,478	1,722,928
TOTAL CURRENT LIABILITIES	5,935,421	5,617,660

Loan payable, net of current portion	1,080,993	1,128,234
Operating lease liability, net of current	3,681,274	-
TOTAL LIABILITIES	10,697,688	6,745,894

COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)

STOCKHOLDERS’ EQUITY
Series B convertible preferred stock, $1,000 par value per share, 30,000 shares authorized; 20,150 shares issued and outstanding as of March 31, 2019 and December 31, 2018; aggregate liquidation preference of $20.2 million	20,150,116	20,150,116
Common Stock, $0.0001 par value per share, 750,000,000,000 shares authorized; 66,634,387,066 and 66,623,514,522 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	6,663,438	6,662,351
Additional paid-in capital	7,460,832	7,348,390
Accumulated deficit	(26,949,632)	(25,734,088)
TOTAL STOCKHOLDERS’ EQUITY	7,324,754	8,426,769
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,022,442	$15,172,663

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
SALES
Vapor sales, net	$1,224,042	$1,308,895
Grocery sales, net	3,156,064	2,298,511
TOTAL SALES, NET	4,380,106	3,607,406

Cost of sales vapor	509,416	576,661
Cost of sales grocery	1,967,796	1,386,278
GROSS PROFIT	1,902,894	1,644,467

OPERATING EXPENSES
Advertising	44,374	37,763
Selling, general and administrative	2,946,081	3,097,728
Total operating expenses	2,990,455	3,135,491
LOSS FROM OPERATIONS	(1,087,561)	(1,491,024)

OTHER INCOME (EXPENSE)
Loss on investment	(25,713)	-
Other income (expense), net	(693)	210,000
Interest income (expense), net	1,438	11,388
Total other income (expense), net	(24,968)	221,388

NET LOSS	$(1,112,529)	$(1,269,636)

NET LOSS PER SHARE -BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	66,624,914,548	29,348,867,108

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLDIATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2019	20,150	$20,150,116	66,623,514,522	$6,662,351	$7,348,390	$(25,734,088)	$8,426,769
Issuance of common stock in connection with cashless exercise of Series A warrants	-	-	10,872,544	1,087	(637)	-	450
Stock-based compensation expense	-	-	-	-	113,079	-	113,079
Cumulative Effect on adoption of ASC 842	-	-	-	-	-	(103,015)	(103,015)
Net loss						(1,112,529)	(1,112,529)
Balance – March 31, 2019	20,150	$20,150,116	66,634,387,066	$6,663,438	$7,460,832	$(26,949,632)	$7,324,754

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2018	-	$-	29,348,867,108	$2,934,887	$10,080,238	$(12,570,827)	$444,298
Stock-based compensation expense	-	-	-	-	1,071,890	-	1,071,890
Net loss	-	-	-	-	-	(1,269,636)	(1,269,636)
Balance – March 31, 2018	-	$-	29,348,867,108	$2,934,887	$11,152,128	$(13,840,463)	$246,552

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(1,112,529)	$(1,269,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in allowances for bad debt	(3,002)	12,695
Depreciation and amortization	152,314	87,546
Loss on disposal of assets	25,427	-
Loss on investment	25,713	-
Amortization of right-of-use asset	162,782	-
Stock-based compensation expense	113,079	1,071,890
Changes in operating assets and liabilities:
Due from merchant credit card processors	-	15,615
Accounts receivable	14,989	16,364
Inventories	(61,407)	(123,861)
Prepaid expenses and vendor deposits	(43,276)	(7,746)
Contract assets	14,400	-
Other assets	839	2,763
Accounts payable	247,299	(50,062)
Accrued expenses	(252,310)	25,823
Contract liabilities	(201,928)	(2,446)
Lease liability	(143,233)	-
NET CASH USED IN OPERATING ACTIVITIES	(1,060,843)	(221,055)

INVESTING ACTIVITIES
Collection of note receivable	41,473	-
Purchases of property and equipment	-	(2,600)
NET CASH PROVIDED BY INVESTING ACTIVITIES	41,473	(2,600)

FINANCING ACTIVITIES
Principal payments on loan payable	(47,211)	(517)
NET CASH USED IN FINANCING ACTIVITIES	(47,211)	(517)

DECREASE IN CASH	(1,066,581)	(224,172)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	7,061,253	7,883,191
CASH AND CASH EQUIVALENTS — END OF PERIOD	$5,994,672	$7,659,019

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$30,052	$204
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with cashless exercise of Series A warrants	$450	$-

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. ORGANIZATION, GOING CONCERN, AND BASIS OF PRESENTATION

Organization

Healthier Choices Management Corp. (the “Company”) is a holding company focused on providing consumers with healthier daily choices with respect to nutrition and other lifestyle alternatives. The Company currently operates ten retail vape stores in the Southeast region of the United States, through which it offers e-liquids, vaporizers and related products. The Company also operates Ada’s Natural Market, a natural and organic grocery store, through its wholly owned subsidiary Healthy Choice Markets, Inc. and Paradise Health and Nutrition, stores that offer fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products and natural household items through its wholly owned subsidiary Healthy Choice Markets 2, LLC. The Company also sells vitamins and supplements on the Amazon.com marketplace through its wholly owned subsidiary Healthy U Wholesale, Inc. The Company markets the Q-Cup™ technology under the vape segment; this patented technology is based on a small, quartz cup called the Q-Cup™, which a customer partially fills with either cannabis or CBD concentrate (approximately 50mg) purchased from a third party. The Q-Cup™ is then inserted into the Q-Cup™ Tank or Globe, that heats the cup from the outside without coming in direct contact with the solid concentrate. This Q-Cup™ technology provides significantly more efficiency and an “on the go” solution for consumers who prefer to vape concentrates either medicinally or recreationally.

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

The Company incurred a loss from operations of approximately $0.9 million for the three months ended March 31, 2019. As of March 31, 2019, cash and cash equivalents totaled approximately $6.0 million. While we anticipate that our current cash, cash equivalents, and cash to be generated from operations will be sufficient to meet our projected operating plans for the foreseeable future through a year and a day from the issuance of these unaudited condensed consolidated financial statements, should we require additional funds (either through equity or debt financings, collaborative agreements or from other sources) we have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all.

Sourcing and Vendors

We source from multiple suppliers. These suppliers range from small independent businesses to multinational conglomerates. For the three months ended March 31, 2019, we purchased approximately 66% of the goods we sell from our top 20 suppliers and approximately 19% of our total purchases were from one vendor.

Basis of Presentation and Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The unaudited condensed consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of the financial statement date.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Healthy Choice Markets, Inc., Healthy Choice Markets 2, LLC (“Paradise Health and Nutrition”), The Vitamin Store, LLC, Healthy U Wholesale, Inc., The Vape Store, Inc. (“Vape Store”), Vaporin, Inc. (“Vaporin”), Smoke Anywhere U.S.A., Inc. (“Smoke”), Emagine the Vape Store, LLC (“Emagine”), IVGI Acquisition, Inc., Vapormax Franchising LLC, Vaporin LLC, and Vaporin Florida, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2019. Certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been omitted under the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for such year as filed with the SEC on March 27, 2019.

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

Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and annual and interim periods thereafter, with early adoption permitted. The Company adopted ASU No. 2016-02 on January 1, 2019 using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. Adoption of this standard resulted in the recognition of operating lease right-of-use assets of $4,988,000 and corresponding lease liabilities of $4,350,000 on the consolidated balance sheet as of January 1, 2019. An adjustment to Ada’s favorable lease of $739,000 and prepaid rent of $2,000, resulted in a cumulative effect adjustment of $103,000. The standard did not materially impact operating results or liquidity. Disclosures related to the amount, timing and uncertainty of cash flows arising from leases are included in Note 11, Leases.

Note 3. CONCENTRATION OF RISK

Cash

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. The majority of the Company’s cash and cash equivalents are concentrated in one large financial institution, which is in excess of Federal Deposit Insurance Corporation (FDIC) coverage.

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the financial institutions that had a cash and cash equivalents in excess of FDIC limits of $250,000 at March 31, 2019 and December 31, 2018 is presented below:

	March 31, 2019	December 31, 2018
Total Cash in excess of FDIC limits of $250,000	$4,776,000	$6,039,000

The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests, as deposits are held in excess of federally insured limits. The Company has not experienced any losses in such accounts.

Accounts Receivable

Concentration of accounts receivable consist of the following, all of which are greater than 10% of the total net accounts receivable balance:

	March 31, 2019	December 31, 2018
Customers balances in excess of 10% of total accounts receivable
Customer A	13%	55%
Customer B	12%	-%

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

	Three Months Ended
	March 31, 2019	March 31, 2018
Vapor	$1,224,042	$1,308,895
Grocery	3,156,064	2,298,511
Total revenue	$4,380,106	$3,607,406

Retail Vapor	$1,223,722	$1,302,855
Retail Grocery	2,753,199	1,646,635
Food service/restaurant	347,651	397,564
Online/eCommerce	46,569	250,960
Wholesale Grocery	8,645	3,352
Wholesale Vapor	320	6,040
Total revenue	$4,380,106	$3,607,406

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. INTANGIBLE ASSETS

Intangible assets, net are as follows:

March 31, 2019	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	8-10 years	993,000	(277,796)	715,204
Customer relationships	4-10 years	1,228,000	(104,073)	1,123,927
Patents	10 years	245,250	(29,071)	216,179
Non-compete	4 years	174,000	(12,688)	161,312
Website	3 years	4,500	(4,250)	250
Intangible assets, net		$2,644,750	$(427,878)	$2,216,872

December 31, 2018	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Favorable lease	15 years	$890,000	$(150,580)	$739,420
Trade names	8-10 years	993,000	(252,329)	740,671
Customer relationships	4-10 years	1,228,000	(41,010)	1,186,990
Patents	10 years	245,250	(22,940)	222,310
Non-compete	4 years	174,000	(1,812)	172,188
Website	3 years	4,500	(3,875)	625
Intangible assets, net		$3,534,750	$(472,546)	$3,062,204

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense amounted to approximately $106,000 and $40,000 for the three months ended March 31, 2019 and 2018, respectively. Due to adoption of ASU No. 2016-02 on January 1, 2019, the Company’s favorable lease intangible asset associated with its Ada’s Natural Market location, with a net balance of $739,000 as of December 31, 2018, was reclassified to right-of-use asset in the Ada’s lease amortization schedule to correct the January 1, 2019 opening balance sheet. Future annual estimated amortization expense is as follows:

Years ending December 31,
2019 (remaining nine months)	$316,862
2020	422,150
2021	415,150
2022	399,765
2023	159,465
Thereafter	503,480
Total	$2,216,872

Note 6. INVESTMENT

As of March 31, 2019, the Company held 85,714 common stock shares at MJ Holdings Inc. (“MJNE”), and remeasured the fair value of the MJNE stock and recognized a loss on investment of $26,000. The investment in MJNE stock is categorized as Level 1 asset and its fair value is based on quoted prices in active markets.

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the investment as of March 31, 2019 and December 31, 2018 are presented below:

	Fair Value Measurements Using
	Quoted Prices in Active Market	Mark to
March 31, 2019	(Level 1)	Market	Final
MJ Holdings, Inc	$150,000	$(84,857)	$65,143

	Fair Value Measurements Using
	Quoted Prices in Active Market	Mark to
December 31, 2018	(Level 1)	Market	Final
MJ Holdings, Inc	$150,000	$(59,143)	$90,857

Note 7. CONTRACT ASSETS AND CONTRACT LIABILITIES

The Company’s contract assets consist of sales commissions to third parties that support and facilitate the completion of complex transactions, for which the Company has a performance obligation to pay due to the fact that the sales agreement was fully executed. The contract assets balance as of March 31, 2019 is approximately $18,000.

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

A summary of the contract liabilities activity for the three months ended March 31, 2019 and 2018 is presented below:

	March 31, 2019	March 31, 2018
Beginning balance as January1,	$442,630	$61,312
Issued	74,894	83,834
Redeemed	(74,387)	(85,357)
Breakage recognized	(648)	(923)
Customer deposits	(201,787)	-
Ending balance as of March 31,	$240,702	$58,866

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8. STOCKHOLDERS’ EQUITY

Series A Warrants

A summary of warrant activity for the three months ended March 31, 2019 is presented below:

	Exercise Price	Warrant Common Stock Equivalent	Remaining Contractual Term
Outstanding at January 1, 2019	$0.0001	41,642,670,772	1.50
Warrants settlement	$-	-
Cashless exercises for common stock	$(0.0001)	(10,872,544)
Black Scholes Value adjustment	$(0.0001)	(52,882,261)
Outstanding at March 31, 2019	$0.0001	41,578,915,967	1.25

Pursuant to the Series A Warrant agreement, the Black Scholes value is calculated by a third-party and utilized in calculating the warrant common stock equivalents at the point of cashless exercise. As such, the value is computed at the end of each reporting period to determine the amount of warrant common stock equivalents outstanding using the formula below:

(Series A Warrants exercised * Black Scholes Value) / closing common stock bid price as of two trading days prior.

A summary of the outstanding warrant common stock equivalents at December 31, 2018 and March 31, 2019 is presented below:

	March 31, 2019	December 31, 2018
Warrants outstanding (A)	2.7341	2.7348
Black Scholes value (B)	$1,520,758	$1,522,692
Subtotal (C)=(A) x (B)	4,157,904	4,164,258
Closing bid stock price (D)	$0.0001	$0.0001
Warrant common stock equivalent (C)/(D)	41,579,000,000	41,643,000,000

Stock Options

During the three months ended March 31, 2019 and 2018, the Company recognized stock-based compensation of approximately $0.1 million and $1.1 million, respectively, in connection with the amortization of stock options, net of recovery of stock-based charges for forfeited unvested stock options. Stock-based compensation expense is included as part of selling, general and administrative expense in the accompanying consolidated statements of operations.

At March 31, 2019, the amount of unamortized stock-based compensation expense associated with unvested stock options granted to employees, directors and consultants was approximately $0.1 million, which will be amortized over a weighted average period of 1.3 years.

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

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the Company’s securities, in common share equivalents, that have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	March 31,
	2019	2018

Preferred stock	201,501,142,000	-
Stock options	90,012,230,680	89,268,899,200
Warrants	41,578,915,967	505,888,354,828
Total	333,092,288,647	595,157,254,028

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

The following table summarizes the liabilities measured at fair value on a recurring basis as of March 31, 2019:

	Level 1	Level 2	Level 3	Total
LIABILITIES
Derivative liabilities - warrants	$-	$1,722,478	$-	$1,722,478
Total derivative liabilities - warrants	$-	$1,722,478	$-	$1,722,478

The following table summarizes the liabilities measured at fair value on a recurring basis as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
LIABILITIES
Derivative liabilities – warrants	$-	$1,722,928	$-	$1,722,928
Total derivative liabilities – warrants	$-	$1,722,928	$-	$1,722,928

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of our business. With respect to legal costs, we record such costs as incurred.

A subsidiary of the Company is a defendant in a lawsuit that stems from a purported defect and negligence concerning electronic cigarette products it sold. The action was filed on January 31, 2019 in Florida state court in Broward County, Florida. Plaintiff is seeking damages for his physical injuries as well as his pain and suffering. Plaintiff claims that he was injured by a vape battery explosion that occurred in his pocket on or about September 2017 and that he purchased the battery from a store operated by the Company’s subsidiary. While discovery is at its infancy, the Company intends to vigorously dispute these claims that have been asserted against it.

Note 11. LEASE

The Company has various lease agreements with terms up to 20 years, including leases of retail stores, headquarter and equipment. All the leases are classified as operating leases. The Company adopted Accounting Standards Codification (“ASC”) 842, “Leases” (“ASC 842”) effective January 1, 2019 using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. We elected not to reassess whether any expired or existing contracts are or contain leases, reassess the lease classification for any expired or existing leases, nor reassess initial direct costs for any existing leases.

The standard had an impact on the Company’s condensed consolidated balance sheets, but did not have a material impact on the Company’s condensed consolidated statements of operations or condensed consolidated statements of cash flows upon adoption. The most significant impact was the recognition of right-of-use asset of $5.0 million and lease liability of $4.3 million for operating leases as of January 1, 2019.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of March 31, 2019.

Maturity of Lease Liabilities By Fiscal Year
2019 (remaining)	$552,492
2020	621,435
2021	495,154
2022	455,916
2023	441,262
Thereafter	2,888,699
Total undiscounted operating lease payments	$5,454,958
Less: Imputed interest	(1,248,564)
Present value of operating lease liabilities	$4,206,394

Balance Sheet Classification
Operating lease liability, current	$525,120
Operating lease liability, net of current	3,681,274
Total operating lease liabilities	$4,206,394

Other Information
Weighted-average remaining lease term for operating leases	11 years
Weighted-average discount rate for operating leases	4.8%

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Components of lease cost are as follows:

3/31/2019
Operating lease cost	$127,144
Variable lease cost	75,405
Short-term lease cost	35,638
Total Rent Expense	$238,187

Cash Flows

Cash paid for amounts included in the present value of operating lease liabilities was $143,000 during first quarter 2019 and was included in operating cash flows. The amortization of the right-of-use asset of $163,000 was included in operating cash flows.

Supplemental balance sheet information related to our operating leases is as follows:

	Balance Sheet Classification	1/1/2019	3/31/2019
Right of use asset	Other assets	$4,988,227	$4,825,446
Lease liability, current	Current liabilities	$553,316	$525,120
Lease liability, net of current	Other liabilities	$3,796,312	$3,681,274

Note 12. SUBSEQUENT EVENTS

On April 13, 2018, the Company agreed to a new revolving credit line of $2 million and a money market account of $2 million (“blocked account”) with Professional Bank in Coral Gables, Florida. On April 22, 2019, the Company reached agreement with Professional Bank to renew the credit line for one more year, and the next annual review will occur on or before May 13, 2020. All terms, conditions and provisions of the Note and each of the other loan documents, are ratified, confirmed and continue unchanged in full force and effect.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONDENSED CONSOLDIATED OPERATIONS

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

Company Overview

Healthier Choices Management Corp. (the “Company”) is a holding company focused on providing consumers with healthier daily choices with respect to nutrition and other lifestyle alternatives. The Company currently operates ten retail vape stores in the Southeast region of the United States, through which it offers e-liquids, vaporizers and related products. The Company markets its Q-Cup™ technology under the vape segment. This Q-Cup™ technology provides significantly more efficiency and an “on the go” solution for consumers who prefer to vape concentrates either medicinally or recreationally. The Company also operates Ada’s Natural Market, a natural and organic grocery store, through its wholly owned subsidiary Healthy Choice Markets, Inc. and Paradise Health and Nutrition, stores that offer fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products and natural household items through its wholly owned subsidiary Healthy Choice Markets 2, LLC.

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

The Company incurred a loss from operations of approximately $1.1 million for the three months ended March 31, 2019. As of March 31, 2019, cash and cash equivalents totaled approximately $6.0 million. While we anticipate that our current cash, cash equivalents, and cash to be generated from operations will be sufficient to meet our projected operating plans for the foreseeable future through a year and a day from the issuance of these unaudited consolidated financial statements, should we require additional funds (either through equity or debt financings, collaborative agreements or from other sources) we have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

Factors Affecting Our Performance

We believe the following factors affect our performance:

Retail: We believe the operating performance of our retail stores will affect our revenue and financial performance. The Company has a total of ten retail vape stores, which are located in Florida, Georgia and Tennessee. The Company has ceased plans to increase the number of retail vape stores due to adverse industry trends and increasing federal and state regulations that, if implemented, may negatively impact future retail revenues.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONDENSED CONSOLIDATED OPERATIONS – (Continued)

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

Results of Operations

The following table sets forth our unaudited condensed consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 that is used in the following discussions of our results of operations:

	Three Months Ended March 31,		2019 to 2018
	2019	2018	Change $
SALES
Vapor sales, net	$1,224,042	$1,308,895	$(84,853)
Grocery sales, net	3,156,064	2,298,511	857,553
TOTAL SALES, NET	4,380,106	3,607,406	772,700

Cost of sales vapor	509,416	576,661	(67,245)
Cost of sales grocery	1,967,796	1,386,278	581,518
GROSS PROFIT	1,902,894	1,644,467	258,427

OPERATING EXPENSES
Advertising	44,374	37,763	6,611
Selling, general and administrative	2,946,081	3,097,728	(151,646)
Total operating expenses	2,990,455	3,135,491	(145,036)
LOSS FROM OPERATIONS	(1,087,561)	(1,491,024)	403,463

OTHER INCOME (EXPENSE)
Loss on investment	(25,713)	-	(25,713)
Other income (expense)	(693)	210,000	(210,693)
Interest income (expense)	1,438	11,388	(9,950)
Total other income (expense), net	(24,968)	221,388	(246,356)

NET LOSS	$(1,112,529)	$(1,269,636)	$157,107

Net vapor sales decreased $85,000 to $1.2 million for the three months ended March 31, 2019 as compared to $1.3 million for the same period in 2018. The decrease in sales is primarily due to ten stores open during the three months ended March 31, 2019 as compared to thirteen retail stores for the same period in 2018.

Net grocery sales increased $858,000 to $3.2 million for the three months ended March 31, 2019 as compared to $2.3 million for the same period in 2018. The increase in sales is primarily due to the acquisition of three Paradise stores.

Vapor cost of goods sold for the three months ended March 31, 2019 and 2018 were $509,000 and $577,000, respectively, a decrease of $67,000. The decrease is primarily due to decreases in product costs during the three months ended March 31, 2019 as compared to the same period in 2018. Gross profit from retail stores was $715,000 and $732,000 for the three months ended March 31, 2019 and 2018, respectively. These changes are largely attributable to the fact the Company operated ten retail stores for the three months ended March 31, 2019 as compared to thirteen retail stores for the same period in 2018

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONDENSED CONSOLDIATED OPERATIONS – (Continued)

Grocery cost of goods sold for the three months ended March 31, 2019 and 2018 were $2.0 million and $1.4 million, respectively, an increase of $582,000. The increase is primarily due to increases in sales and cost of goods sold from the acquisition of three Paradise stores. Gross profit from grocery was $1.2 million and $912,000 for the three months ended March 31, 2019 and 2018, respectively.

Selling, general and administrative expenses decreased $152,000   to $3.0 million for the three months ended March 31, 2019 compared to $3.1 million for the same period in 2018. The decrease is primarily attributable to decrease in stock-based compensation of $959,000, offset by increases in payroll and benefits of $481,000, occupancy of $86,000, taxes, licenses and permits of $76,000, and professional fees of $68,000.

Net other expense of $25,000 for the three months ended March 31, 2019 includes loss on investment of $26,000, and other expense of $1,000, offset by interest income of $1,000.

The Company did not incur activity from discontinued operations for the three months ended March 31, 2019 as well as the same period in 2018.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2019	2018

Net cash used in operating activities	$(1,060,843)	$(221,055)
Net cash provided by investing activities	41,473	(2,600)
Net cash used in financing activities	(47,211)	(517)
	$(1,066,581)	$(224,172)

Our net cash used in operating activities of $1.0 million for the three months ended March 31, 2019 resulted from our net loss of $1.1 million, and a net cash usage of $425,000   from changes in operating assets and liabilities, offset by share-based compensation expense of $113,000, $51,000 non-cash loss on investment and disposal of assets, and depreciation and amortization of $152,000. Our net cash used in operating activities of $221,000 for the three months ended March 31, 2018 resulted from our net loss of $1.3 million, and a net cash usage of $124,000 from changes in operating assets and liabilities, offset by share-based compensation expense of $1.1 million.

The net cash provided by investing activities of $41,000 for the three months ended March 31, 2019 resulted from payment received on the VPR Brands L.P. Note. The net cash used in investing activities of $3,000 for the three months ended March 31, 2018 resulted from the purchases of property and equipment.

The net cash used in financing activities of $47,000 and $1,000 for the three months ended March 31, 2019 and 2018 respectively is due to loan principle payment.

At March 31, 2019 and December 31, 2018, we did not have any material financial guarantees or other contractual commitments with vendors that are reasonably likely to have an adverse effect on liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONDENSED CONSOLIDATED OPERATIONS – (Continued)

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. The majority of our cash and cash equivalents are concentrated in three financial institutions and are generally in excess of the FDIC insurance limit. The Company has not experienced any losses on its cash and cash equivalents. The following table presents the Company’s cash position as of March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Cash	$5,994,672	$7,061,253
Total assets	$18,022,442	$15,172,664
Percentage of total assets	33.26%	46.54%

The Company reported a net loss of $1.1 million for the three months ended March 31, 2019. The Company also had positive working capital of $2.6 million. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to satisfy warrant obligations, and to continue as a going concern.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONDENSED CONSOLIDATED OPERATIONS – (Continued)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, did not carry out an evaluation on internal controls as of March 31, 2019 in regard to the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. As an evaluation was not carried out, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of March 31, 2019 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Changes in Internal Control over Financial Reporting

Following this assessment and during the three months ended March 31, 2019, we have undertaken an action plan to strengthen internal controls and procedures:

●	We continue to improve the process around inventory counts and throughout the current year, we performed a blind-count in 75% of our stores with the purpose of validating our inventory records and increasing the staff knowledge around the importance of the new inventory procedures implemented. In addition, we had an independent third-party count over 50% of our inventory value conducted on March 31, 2019.

●	Our management has increased its focus on the Company’s purchase order process in order to better manage inventory thereby improving cash management and ultimately leading to more reliable and precise financial reporting.

Our management continues to review ways in which we can make improvements in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of business. We do not have any legal proceedings which have a material impact to the financial statements as of March 31, 2019.

A subsidiary of the Company is a defendant in a lawsuit that stems from a purported defect and negligence concerning electronic cigarette products it sold. The action was filed on January 31, 2019 in Florida state court in Broward County, Florida. Plaintiff is seeking damages for his physical injuries as well as his pain and suffering. Plaintiff claims that he was injured by a vape battery explosion that occurred in his pocket on or about September 2017 and that he purchased the battery from a store operated by the Company’s subsidiary. While discovery is at its infancy, the Company intends to vigorously dispute these claims that have been asserted against it.

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

HEALTHIER CHOICES MANAGEMENT CORP.

Date: May 15, 2019	By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer

Date: May 15, 2019	By:	/s/ John Ollet
John Ollet
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive Officer (906)				Furnished *
32.2	Certification of Principal Financial Officer (906)				Furnished *
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.