Form 10-Q
period 2019-06-30
Healthier Choices Management Corp.
filed 2019-08-14
CIK 844856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 13, 2019, there were 66,645,257,694 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,042,612	$7,061,253
Accounts receivable, net	36,056	51,951
Inventories	2,018,570	1,864,619
Prepaid expenses and vendor deposits	369,724	402,578
Investment	45,858	90,857
Contract assets	18,000	32,400
TOTAL CURRENT ASSETS	7,530,820	9,503,658

Property and equipment, net of accumulated depreciation	385,931	497,039
Intangible assets, net of accumulated amortization	2,135,772	3,062,204
Goodwill	1,437,314	1,437,314
Note receivable	440,853	528,007
Right of use asset – operating lease, net	4,660,940	-
Other assets	144,122	144,441

TOTAL ASSETS	$16,735,752	$15,172,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$988,804	$1,301,418
Contract liabilities	167,381	442,630
Operating lease liability, current	495,075	-
Loan payable, current	282,284	282,224
Credit line	2,000,000	1,868,460
Derivative liabilities – warrants	1,722,028	1,722,928
TOTAL CURRENT LIABILITIES	5,655,572	5,617,660

Loan payable, net of current portion	1,010,411	1,128,234
Operating lease liability, net of current	3,565,703	-
TOTAL LIABILITIES	10,231,686	6,745,894

COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)

STOCKHOLDERS’ EQUITY
Series B convertible preferred stock, $1,000 par value per share, 30,000 shares authorized; 20,150 shares issued and outstanding as of June 30, 2019 and December 31, 2018; aggregate liquidation preference of $20.2 million	20,150,116	20,150,116
Common Stock, $0.0001 par value per share, 750,000,000,000 shares authorized; 66,645,257,694 and 66,623,514,522 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	6,664,526	6,662,351
Additional paid-in capital	7,543,370	7,348,390
Accumulated deficit	(27,853,946)	(25,734,088)
TOTAL STOCKHOLDERS’ EQUITY	6,504,066	8,426,769

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,735,752	$15,172,663

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
SALES
Vapor sales, net	$1,085,259	$1,140,640	$2,309,300	$2,449,534
Grocery sales, net	2,731,754	2,137,281	5,887,819	4,435,792
TOTAL SALES, NET	3,817,013	3,277,921	8,197,119	6,885,326

Cost of sales vapor	442,931	565,054	952,347	1,141,715
Cost of sales grocery	1,711,791	1,281,687	3,679,587	2,667,965
GROSS PROFIT	1,662,291	1,431,180	3,565,185	3,075,646

OPERATING EXPENSES	2,534,492	2,019,183	5,524,947	5,154,673

LOSS FROM OPERATIONS	(872,201)	(588,003)	(1,959,762)	(2,079,027)

OTHER (EXPENSE) INCOME
Loss on investment	(19,286)	-	(44,999)	-
Other income (expense), net	-	107,500	(692)	317,500
Interest income (expense), net	(12,827)	21,373	(11,390)	32,761
Total other (expense) income, net	(32,113)	128,873	(57,081)	350,261

NET LOSS	$(904,314)	$(459,130)	$(2,016,843)	$(1,728,766)

NET LOSS PER SHARE-BASIC AND DILUTED	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	66,642,629,630	29,348,867,108	66,635,948,138	29,348,867,108

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENT

FOR THE THREE MONTHS ENDED JUNE 30, 2019

(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – March 31, 2019	20,150	$20,150,116	66,634,387,066	$6,663,438	$7,460,832	$(26,949,632)	$7,324,754
Issuance of common stock in connection with cashless exercise of Series A warrants	-	-	10,870,628	1,088	(637)	-	451
Stock-based compensation expense	-	-	-	-	83,175	-	83,175
Net loss						(904,314)	(904,314)
Balance – June 30, 2019	20,150	$20,150,116	66,645,257,694	$6,664,526	$7,543,370	$(27,853,946)	$6,504,066

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENT

FOR THE THREE MONTHS ENDED JUNE 30, 2018

(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – March 31, 2018	-	$-	29,348,867,108	$2,934,887	$11,152,128	$(13,840,462)	$246,553
Issuance of common stock in connection with cashless exercise of Series A warrants	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	86,616	-	86,616
Net loss						(459,130)	(459,130)
Balance – June 30, 2018	-	$-	29,348,867,108	$2,934,887	$11,238,744	$(14,299,592)	$(125,961)

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENT

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – December 31, 2018	20,150	$20,150,116	66,623,514,522	$6,662,351	$7,348,390	$(25,734,088)	$8,426,769
Issuance of common stock in connection with cashless exercise of Series A warrants	-	-	21,743,172	2,175	(1,274)	-	901
Stock-based compensation expense	-	-	-	-	196,254	-	196,254
Cumulative Effect on adoption of ASC 842	-	-	-	-	-	(103,015)	(103,015)
Net loss						(2,016,843)	(2,016,843)
Balance – June 30, 2019	20,150	$20,150,116	66,645,257,694	$6,664,526	$7,543,370	$(27,853,946)	$6,504,066

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENT

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – December 31, 2017	-	$-	29,348,867,108	$2,934,887	$10,080,238	$(12,570,827)	$444,298
Stock-based compensation expense	-	-	-	-	1,158,506	-	1,158,506
Net loss	-	-	-	-	-	(1,728,765)	(1,728,765)
Balance – June 30, 2018	-	$-	29,348,867,108	$2,934,887	$11,238,744	$(14,299,592)	$(125,961)

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(2,016,843)	$(1,728,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	(3,002)	12,695
Depreciation and amortization	302,277	177,472
Loss on disposal of assets	25,427	-
Loss on investment	44,999	-
Amortization of right-of-use asset	327,287	-
Stock-based compensation expense	196,254	1,158,506

Changes in operating assets and liabilities:
Due from merchant credit card processors	-	15,615
Accounts receivable	18,898	12,662
Inventories	(153,951)	(23,886)
Prepaid expenses and vendor deposits	30,659	(27,428)
Contract assets	14,400	-
Other assets	320	41,513
Accounts payable	9,526	140,367
Accrued expenses	(322,140)	(152,274)
Contract liabilities	(275,249)	(30,699)
Lease liability	(288,850)	-
NET CASH USED IN OPERATING ACTIVITIES	(2,089,988)	(404,223)

INVESTING ACTIVITIES
Collection of note receivable	87,154	-
Purchases of patent	(25,000)	(25,000)
Purchases of property and equipment	(4,584)	(32,720)
NET CASH PROVIDED BY INVESTING ACTIVITIES	57,570	(57,720)

FINANCING ACTIVITIES
Proceeds from line of credit	131,540	-
Principal payments on loan payable	(117,763)	(1,041)
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,777	(1,041)

DECREASE IN CASH	(2,018,641)	(462,984)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	7,061,253	7,883,191
CASH AND CASH EQUIVALENTS — END OF PERIOD	$5,042,612	$7,420,207

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$69,220	$360

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. ORGANIZATION, GOING CONCERN, AND BASIS OF PRESENTATION

Organization

Healthier Choices Management Corp. (the “Company”) is a holding company focused on providing consumers with healthier daily choices with respect to nutrition and other lifestyle alternatives. The Company currently operates ten retail vape stores in the Southeast region of the United States, through which it offers e-liquids, vaporizers and related products. The Company also operates Ada’s Natural Market, a natural and organic grocery store, through its wholly owned subsidiary Healthy Choice Markets, Inc and Paradise Health and Nutrition, stores that offer fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products and natural household items through its wholly owned subsidiary Healthy Choice Markets 2, LLC. The Company also sells vitamins and supplements on the Amazon.com marketplace through its wholly owned subsidiary Healthy U Wholesale, Inc. The Company markets the Q-Cup™ technology under the vape segment; this patented technology is based on a small, quartz cup called the Q-Cup™, which a customer partially fills with either cannabis or CBD concentrate (approximately 50 mg) purchased from a third party. The Q-Cup™ is then inserted into the Q-Cup™ Tank or Globe, that heats the cup from the outside without coming in direct contact with the solid concentrate. This Q-Cup™ technology provides significantly more efficiency and an “on the go” solution for consumers who prefer to vape concentrates either medicinally or recreationally.

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

The Company incurred a loss from operations of approximately $2.0 million for the six months ended June 30, 2019. As of June 30, 2019, cash and cash equivalents totaled approximately $5.0 million. While we anticipate that our current cash, cash equivalents, and cash to be generated from operations will be sufficient to meet our projected operating plans for the foreseeable future through at least a year and a day from the issuance of these unaudited condensed consolidated financial statements, should we require additional funds (either through equity or debt financings, collaborative agreements or from other sources) we have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all.

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

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Adoption of this standard resulted in the recognition of operating lease right-of-use assets of $4,988,000 and corresponding lease liabilities of $4,350,000 on the consolidated balance sheet as of January 1, 2019. An adjustment to Ada’s favorable lease of $739,000 and prepaid rent of $2,000, resulted in a cumulative effect adjustment of $103,000. The standard did not materially impact operating results or liquidity. Disclosures related to the amount, timing and uncertainty of cash flows arising from leases are included in Note 10, Leases.

Note 3. CONCENTRATIONS

Cash

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. The majority of the Company’s cash and cash equivalents are concentrated in one large financial institution, which is in excess of Federal Deposit Insurance Corporation (FDIC) coverage.

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the financial institutions that had a cash and cash equivalents in excess of FDIC limits of $250,000 at June 30, 2019 and December 31, 2018 is presented below:

	June 30, 2019	December 31, 2018
Total Cash in excess of FDIC limits of $250,000	3,981,000	6,039,000

The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests, as deposits are held in excess of federally insured limits. The Company has not experienced any losses in such accounts.

Vendor

We source from multiple suppliers. These suppliers range from small independent businesses to multinational conglomerates. For the six months ended June 30, 2019, we purchased approximately 68% of the goods we sell from our top 20 suppliers.

Purchase from one vendor in excess of 20% of total purchase is summarized in below table:

	June 30, 2019	December 31, 2018
Purchase in excess of 20% of total purchase
Vendor A	21%	30%

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

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Vapor	$1,085,259	$1,140,640	$2,309,300	$2,449,534
Grocery	2,731,754	2,137,281	5,887,819	4,435,792
Total revenue	$3,817,013	$3,277,921	$8,197,199	$6,885,326

Retail Vapor	$1,085,181	$1,139,621	$2,308,904	$2,442,476
Retail Grocery	2,349,138	1,526,587	5,010,081	3,173,222
Food service/restaurant	310,124	398,835	657,775	796,399
Online/eCommerce	66,031	206,904	204,855	457,864
Wholesale Grocery	6,462	4,955	15,107	8,307
Wholesale Vapor	77	1,019	397	7,058
Total revenue	$3,817,013	$3,277,921	$8,197,119	$6,885,326

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. INTANGIBLE ASSETS

Intangible assets, net are as follows:

June 30, 2019	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	8-10 years	993,000	(303,265)	689,735
Customer relationships	4-10 years	1,228,000	(167,136)	1,060,864
Patents	10 years	270,250	(35,514)	234,736
Non-compete	4 years	174,000	(23,563)	150,437
Website	3 years	4,500	(4,500)	-
Intangible assets, net		$2,669,750	$(533,978)	$2,135,772

December 31, 2018	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Favorable lease	15 years	$890,000	$(150,580)	$739,420
Trade names	8-10 years	993,000	(252,329)	740,671
Customer relationships	4-10 years	1,228,000	(41,010)	1,186,990
Patents	10 years	245,250	(22,940)	222,310
Non-compete	4 years	174,000	(1,812)	172,188
Website	3 years	4,500	(3,875)	625
Intangible assets, net		$3,534,750	$(472,546)	$3,062,204

 Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense amounted to approximately $212,000 and $81,000 for the six months ended June 30, 2019 and 2018, respectively. Due to adoption of ASU No. 2016-02 on January 1, 2019, the Company’s favorable lease intangible asset associated with its Ada’s Natural Market location, with a net balance of $739,000 as of December 31, 2018, was reclassified to right-of-use asset in the Ada’s lease amortization schedule to correct the January 1, 2019 opening balance sheet. Future annual estimated amortization expense is as follows:

Years ending December 31,
2019 (remaining six months)	$212,325
2020	424,650
2021	417,650
2022	402,265
2023	163,400
Thereafter	515,482
Total	$2,135,772

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. CONTRACT ASSETS AND CONTRACT LIABILITIES

The Company’s contract assets consist of sales commissions to third parties that support and facilitate the completion of complex transactions, for which the Company has a performance obligation to pay due to the fact that the sales agreement was fully executed.

The Company’s deferred revenue consists of gift cards and loyalty rewards, for which the Company has a performance obligation to deliver products when customers redeem balances or terms expire through breakage. Our breakage policy is twenty-four months for gift cards, twelve months for Grocery loyalty rewards, and six months for Vapor loyalty rewards. As such, all contract liabilities are expected to be recognized within a twenty-four month period. Revenue is recognized when gift card and loyalty points are redeemed.

A summary of the net changes in contract liabilities activity for the six months ended June 30, 2019 and 2018 is presented below:

	June 30, 2019	June 30, 2018
Beginning balance as January1,	$442,630	$61,312
Issued	64,452	80,126
Redeemed	(67,781)	(111,173)
Breakage recognized	(1,222)	347
Fulfillment of contract	(270,698)	-
Ending balance as of June 30,	$167,381	$30,612

Note 7. STOCKHOLDERS’ EQUITY

Series A Warrants

A summary of warrant activity for the six months ended June 30, 2019 is presented below:

	Exercise Price	Warrant Common Stock Equivalent	Remaining Contractual Term
Outstanding at January 1, 2019	$0.0001	41,642,670,772	1.50
Warrants settlement	$-	-
Cashless exercises for common stock	$(0.0001)	(21,743,172)
Black Scholes Value adjustment	$(0.0001)	(115,104,728)
Outstanding at June 30, 2019	$0.0001	41,505,822,872	1.00

Pursuant to the Series A Warrant agreement, the Black Scholes value is calculated by a third-party and utilized in calculating the warrant common stock equivalents at the point of cashless exercise. As such, the value is computed at the end of each reporting period to determine the amount of warrant common stock equivalents outstanding using the formula below:

(Series A Warrants exercised * Black Scholes Value) / Closing common stock bid price as of two trading days prior.

A summary of the outstanding warrant common stock equivalents at June 30, 2019 and December 31, 2018 is presented below:

	June 30, 2019	December 31, 2018
Warrants outstanding (A)	2.7334	2.7348
Black Scholes value (B)	1,518,481	1,522,692
Subtotal (C)=(A) x (B)	4,150,582	4,164,258
Closing bid stock price (D)	$0.0001	$0.0001
Warrant common stock equivalent (C)/(D)	41,506,000,000	41,643,000,000

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Options

The Company recognized stock-based compensation in connection with the amortization of stock options, net of recovery of stock-based charges for forfeited unvested stock options. Stock-based compensation expense is included as part of operating expenses in the accompanying consolidated statements of operations.

A summary of compensation expense recognized is presented below:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Stock-based compensation	$83,175	$86,616	$196,254	$1,158,506

At June 30, 2019, the amount of unamortized stock-based compensation expense associated with unvested stock options granted to employees, directors and consultants was approximately $40,000, which will be amortized over a weighted average period of 1 year.

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

The following table summarizes the Company’s securities, in common share equivalents, that have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	June 30,
	2019	2018

Preferred stock	201,501,142,000	-
Stock options	90,012,230,680	89,568,899,200
Warrants	41,505,822,872	506,136,603,028
Total	333,019,195,552	595,705,502,228

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

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The following table summarizes the liabilities measured at fair value on a recurring basis as of June 30, 2019:

	Level 1	Level 2	Level 3	Total
LIABILITIES
Derivative liabilities – warrants	$-	$1,722,028	$-	$1,722,028
Total derivative liabilities – warrants	$-	$1,722,028	$-	$1,722,028

The following table summarizes the liabilities measured at fair value on a recurring basis as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
LIABILITIES
Derivative liabilities – warrants	$-	$1,722,928	$-	$1,722,928
Total derivative liabilities – warrants	$-	$1,722,928	$-	$1,722,928

Note 9. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of our business. With respect to legal costs, we record such costs as incurred.

A subsidiary of the Company is a defendant in two lawsuits that stem from purported defect and negligence concerning electronic cigarette products it sold. The action was filed in state court in Broward County, Florida. Plaintiff is seeking damages for his physical injuries as well as his pain and suffering. Plaintiff claims that he was injured by a vape battery explosion that occurred in his pocket on or about September 2017 and that he purchased the battery from a store operated by the Company’s subsidiary.

The other lawsuit was filed in the 8th Judicial Circuit in and for Alachua Court, Florida. Plaintiff claimed that a battery explosion occurred in his pocket on or about May 1, 2018. Plaintiff sued the Company, alleging design and manufacturing defects in the subject battery, as well as breach of warranties and negligence, which caused or contributed to the Plaintiff’s injuries and damages.

While discovery is at its infancy, the Company intends to vigorously dispute these claims that have been asserted against it.

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10. LEASE

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

The standard had an impact on the Company’s condensed consolidated balance sheets, but did not have a material impact on the Company’s condensed consolidated statements of operations or condensed consolidated statements of cash flows upon adoption. Upon adoption, the Company recognized right-of-use asset of $5.0 million and lease liability of $4.3 million for operating leases as of January 1, 2019.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of June 30, 2019.

Maturity of Lease Liabilities by Fiscal Year
2019 (remaining)	$357,733
2020	621,435
2021	495,154
2022	455,916
2023	441,262
Thereafter	2,888,699
Total undiscounted operating lease payments	$5,260,199
Less: Imputed interest	(1,199,421)
Present value of operating lease liabilities	$4,060,778

Balance Sheet Classification
Operating lease liability, current	$495,075
Operating lease liability, net of current	3,565,703
Total operating lease liabilities	$4,060,778
Other Information
Weighted-average remaining lease term for operating leases	11 years
Weighted-average discount rate for operating leases	4.8%

Components of lease cost are as follows:

June 30, 2019
Operating lease cost	$255,605
Variable lease cost	164,719
Short-term lease cost	71,682
Total Rent Expense	$492,006

HEALTHIER CHOICES MANAGEMENT CORP.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Cash Flows

Cash paid for amounts included in the present value of operating lease liabilities was $289,000 during first two quarters 2019 and was included in operating cash flows. The amortization of the right-of-use asset of $327,000 was included in operating cash flows.

Supplemental balance sheet information related to our operating leases is as follows:

	Balance Sheet Classification	January 1, 2019	June 30, 2019
Right of use asset	Other assets	$4,988,227	$4,660,940
Lease liability, current	Current liabilities	$553,316	$495,075
Lease liability, net of current	Other liabilities	$3,796,312	$3,565,703

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONDENSED CONSOLDIATED OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements. The terms “we,” “us,” “our,” and the “Company” refer to Healthier Choices Management Corp. and its wholly-owned subsidiaries, Healthy Choice Markets, Inc., Healthy Choice Markets 2, LLC (“Paradise Health and Nutrition”), The Vitamin Store, LLC, Healthy U Wholesale, Inc., The Vape Store, Inc. (“Vape Store”), Vaporin, Inc. (“Vaporin”), Smoke Anywhere U.S.A., Inc. (“Smoke”), Emagine the Vape Store, LLC (“Emagine”), IVGI Acquisition, Inc., Vapormax Franchising LLC, Vaporin LLC, and Vaporin Florida, Inc. . All intercompany accounts and transactions have been eliminated in consolidation.

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

Going Concern and Liquidity

The unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern and realization of assets and satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of any uncertainties related to our going concern assessment. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company incurred a loss from operations of approximately $2.0 million for the six months ended June 30, 2019. As of June 30, 2019, cash and cash equivalents totaled approximately $5.0 million. While we anticipate that our current cash, cash equivalents, and cash to be generated from operations will be sufficient to meet our projected operating plans for the foreseeable future through a year and a day from the issuance of these unaudited consolidated financial statements, should we require additional funds (either through equity or debt financings, collaborative agreements or from other sources) we have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

Factors Affecting Our Performance

We believe the following factors affect our performance:

Vapor Retail: We believe the operating performance of our vapor retail stores will affect our revenue and financial performance. The Company has a total of ten retail vape stores, which are located in Florida, Georgia and Tennessee. The Company has ceased plans to increase the number of retail vape stores due to adverse industry trends and increasing federal and state regulations that, if implemented, may negatively impact future retail revenues.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONDENSED CONSOLDIATED OPERATIONS – (Continued)

Inventory Management: Our vapor segment revenue trends are affected by an evolving product acceptance and consumer demand. We are creating and offering new products to our retail vapor customers. Evolving product development and technology impacts our licensing and intellectual properties spending. We expect the transition to vaporizer and advanced technology and enhanced performance products to continue and will impact our overall operating results in the future.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated Statements of Operations for the three months ended June 30, 2019 and 2018 that is used in the following discussions of our results of operations:

	Three Months Ended June 30,		2019 to 2018
	2019	2018	Change $
SALES
Vapor sales, net	$1,085,259	$1,140,640	$(55,381)
Grocery sales, net	2,731,754	2,137,281	594,473
TOTAL SALES, NET	3,817,013	3,277,921	539,092

Cost of sales vapor	442,931	565,054	(122,123)
Cost of sales grocery	1,711,791	1,281,687	430,104
GROSS PROFIT	1,662,291	1,431,180	231,111

OPERATING EXPENSES
Advertising	45,230	43,701	1,529
Selling, general and administrative	2,489,262	1,975,482	513,780
Total operating expenses	2,534,492	2,019,183	515,309
LOSS FROM OPERATIONS	(872,201)	(588,003)	(284,198)

OTHER INCOME (EXPENSE)
Loss on investment	(19,286)	-	(19,286)
Other income (expense)	-	107,500	(107,500)
Interest income (expense)	(12,827)	21,373	(34,200)
Total other income (expense), net	(32,113)	128,873	(160,986)

NET LOSS	$(904,314)	$(459,130)	$(445,184)

Net Vapor sales decreased $55,000 to $1,085,000 for the three months ended June 30, 2019 as compared to $1,141,000 for the same period in 2018. The decrease in sales is primarily due to the decreased number of stores – ten stores open during the three months ended June 30, 2019 as compared to twelve retail stores and one wholesale location for the same period in 2018.

Net Grocery sales increased $594,000 to $2,732,000 for the three months ended June 30, 2019 as compared to $2,137,000 for the same period in 2018. The increase in sales is primarily due to the acquisition of three Paradise Health and Nutrition stores.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONDENSED CONSOLDIATED OPERATIONS – (Continued)

Vapor cost of goods sold for the three months ended June 30, 2019 and 2018 were $443,000 and $565,000, respectively, a decrease of $122,000. The decrease is primarily due to decreases in product costs during the three months ended June 30, 2019 as compared to the same period in 2018. Gross profit was $642,000 and $576,000 for the three months ended June 30, 2019 and 2018, respectively.

Grocery cost of goods sold for the three months ended June 30, 2019 and 2018 were $1,712,000 and $1,282,000 respectively, an increase of $430,000. The increase is primarily due to increases in sales and cost of goods sold from the acquisition of three Paradise Health and Nutrition stores. Gross profit was $1,020,000 and $856,000 for the three months ended June 30, 2019 and 2018, respectively.

Selling, general and administrative expenses increased $514,000 to $2,489,000 for the three months ended June 30, 2019 compared to $1,975,000 for the same period in 2018. The increase is primarily attributable to increases in payroll and employee related cost of $163,000, occupancy costs of $113,000, professional fee of $90,000, depreciation and amortization of $60,000, and insurance of $28,000.

Net other expense of $32,000 for the three months ended June 30, 2019 includes loss on investment of $19,000, and interest expense of $39,000, offset by interest income of $26,000. Net other income of $129,000 for the three months ended June 30, 2018 includes other income of $108,000, and interest income of $22,000, offset by interest expense of $156.

The following table sets forth our unaudited consolidated Statements of Operations for the six months ended June 30, 2019 and 2018 that is used in the following discussions of our results of operations:

	Six Months Ended June 30,		2019 to 2018
	2019	2018	Change $
SALES
Vapor sales, net	$2,309,300	$2,449,534	$(140,234)
Grocery sales, net	5,887,819	4,435,792	1,452,027
TOTAL SALES, NET	8,197,119	6,885,326	1,311,793

Cost of sales vapor	952,347	1,141,715	(189,368)
Cost of sales grocery	3,679,587	2,667,965	1,011,622
GROSS PROFIT	3,565,185	3,075,646	489,539

OPERATING EXPENSES
Advertising	89,604	81,464	8,140
Selling, general and administrative	5,435,343	5,073,209	362,134
Total operating expenses	5,524,947	5,154,673	370,274
LOSS FROM OPERATIONS	(1,959,762)	(2,079,027)	119,265

OTHER INCOME (EXPENSE)
Loss on investment	(44,999)	-	(44,999)
Other income (expense)	(692)	317,500	(318,192)
Interest income (expense)	(11,390)	32,761	(44,151)
Total other income (expense), net	(57,081)	350,261	(407,342)

NET LOSS	$(2,016,843)	$(1,728,766)	$(288,077)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONDENSED CONSOLDIATED OPERATIONS – (Continued)

Net Vapor sales decreased $140,000 to $2,309,000 for the six months ended June 30, 2019 as compared to $2,450,000 for the same period in 2018. The decrease in sales is primarily due to ten stores open during the six months ended June 30, 2019 as compared to twelve retail stores and one wholesale location for the same period in 2018.

Net Grocery sales increased $1,452,000 to $5,888,000 for the six months ended June 30, 2019 as compared to $4,436,000 for the same period in 2018. The increase in sales is primarily due to the acquisition of three Paradise Health and Nutrition stores.

Vapor cost of goods sold for the six months ended June 30, 2019 and 2018 were $952,000 and $1,142,000, respectively, a decrease of $189,000. The decrease is primarily due to the decreased number of stores. Gross profit was $1,357,000 and $1,308,000 for the six months ended June 30, 2019 and 2018, respectively.

Grocery cost of goods sold for the six months ended June 30, 2019 and 2018 were $3,680,000 and $2,668,000, respectively, an increase of $1,012,000. The increase is primarily due to increases in sales and cost of goods sold from the acquisition of three Paradise Health and Nutrition stores. Gross profit was $2,208,000 and $1,768,000 for the six months ended June 30, 2018 and 2018, respectively.

Selling, general and administrative expenses increased $362,000 to $5,435,000 for the six months ended June 30, 2019 compared to $5,073,000 for the same period in 2018. The increase is primarily attributable to increases in payroll and employee related cost of $644,000, occupancy costs of $198,000, professional fee of $158,000, depreciation and amortization of $125,000, and taxes, licenses & permits of $86,000, offset by decreases in stock-based compensation of $962,000.

Net other expense of $57,000 for the six months ended June 30, 2019 includes loss on investment of $45,000, interest expense of $69,000 offset by interest income of $58,000, other income of $25,000 offset by other expense of $25,000. Net other income of $350,000 for the six months ended June 30, 2018 includes other income of $318,000, and interest income of $33,000, offset by interest expense of $360.

The company did not incur activity from discontinued operations for the six months ended June 30, 2019 or for the same period in 2018.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2019	2018

Net cash used in operating activities	$(2,089,989)	$(404,223)
Net cash provided by investing activities	57,570	(57,720)
Net cash provided by financing activities	13,777	(1,041)
	$(2,018,642)	$(462,984)

Our net cash used in operating activities of $2.1 million for the six months ended June 30, 2019 resulted from our net loss of $2.0 million, a net cash usage of $269,000 from changes in operating assets and liabilities, offset by share-based compensation expense of $196,000. Our net cash used in operating activities of $404,000 for the six months ended June 30, 2018 resulted from our net loss of $1.7 million, a net cash provided by changes in operating assets and liabilities of $166,000, offset by share-based compensation expense of $1.2 million.

The net cash provided by investing activities of $58,000 for the six months ended June 30, 2019 resulted from payments received on the VPR Brands L.P. Note. The net cash used in investing activities of $57,000 for the six months ended June 30, 2018 resulted from the purchases of a patent and property and equipment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONDENSED CONSOLDIATED OPERATIONS – (Continued)

The net cash provided by financing activities of $14,000 for the six months ended June 30, 2019 resulted from $132,000 proceeds from the credit line with Professional Bank, offset by $118,000 of loan principle payment. The net cash used in financing activities of $1,000 for the six months ended June 30, 2018 resulted from loan payments.

At June 30, 2019 and December 31, 2018, we did not have any material financial guarantees or other contractual commitments with vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. The majority of our cash and cash equivalents are concentrated in three financial institutions and are generally in excess of the FDIC insurance limit. The Company has not experienced any losses on its cash and cash equivalents. The following table presents the Company’s cash position as of June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018

Cash	$5,042,612	$7,061,253
Total assets	$16,735,752	$15,172,663
Percentage of total assets	30.13%	46.54%

The Company reported a net loss of $2.0 million for the six months ended June 30, 2019. The Company also had positive working capital of $1.9 million. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to satisfy warrant obligations, and to continue as a going concern.

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

There have been no material changes to the Company’s critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the 2018 Annual Report, which we believe are the most critical to our business and the understanding of our results of operations and affect the more significant judgments and estimates that we use in the preparation of our consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, did not carry out an evaluation on internal controls as of June 30, 2019 in regard to the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. As an evaluation was not carried out, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of June 30, 2019 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONDENSED CONSOLDIATED OPERATIONS – (Continued)

Changes in Internal Control over Financial Reporting

Following this assessment and during the six months ended June 30, 2019, we have undertaken an action plan to strengthen internal controls and procedures:

●	We continue to improve the process around inventory counts and throughout the current year, we performed a blind-count in 75% of our stores with the purpose of validating our inventory records and increasing the staff knowledge around the importance of the new inventory procedures implemented. In addition, we had an independent third-party count over 50% of our inventory value conducted on June 30, 2019.

●	Our management has increased its focus on the Company’s purchase order process in order to better manage inventory thereby improving cash management and ultimately leading to more reliable and precise financial reporting.

Our management continues to review ways in which we can make improvements in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of our business. We do not have any legal proceedings which have a material impact to the financial statements as of June 30, 2019.

A subsidiary of the Company is a defendant in two lawsuits that stem from purported defect and negligence concerning electronic cigarette products it sold. The action was filed in state court in Broward County, Florida. Plaintiff is seeking damages for his physical injuries as well as his pain and suffering. Plaintiff claims that he was injured by a vape battery explosion that occurred in his pocket on or about September 2017 and that he purchased the battery from a store operated by the Company’s subsidiary.

The other lawsuit was filed in the 8th Judicial Circuit in and for Alachua Court, Florida. Plaintiff claimed that a battery explosion occurred in his pocket on or about May 1, 2018. Plaintiff sued the Company, alleging design and manufacturing defects in the subject battery, as well as breach of warranties and negligence, which caused or contributed to the Plaintiff’s injuries and damages.

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

HEALTHIER CHOICES MANAGEMENT CORP.

Date: August 13, 2019	By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer

Date: August 13, 2019	By:	/s/ John Ollet
John Ollet
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive Officer (906)				Furnished *
32.2	Certification of Principal Financial Officer (906)				Furnished *
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.