Form 10-Q
period 2019-09-30
Healthier Choices Management Corp.
filed 2019-10-30
CIK 844856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

As of October 29, 2019, there were 67,698,494,241 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,248,984	$7,061,253
Accounts receivable, net	42,371	51,951
Inventories	1,881,225	1,864,619
Prepaid expenses and vendor deposits	306,274	402,578
Investment	33,343	90,857
Contract assets	18,000	32,400
TOTAL CURRENT ASSETS	6,530,197	9,503,658

Property and equipment, net of accumulated depreciation	353,681	497,039
Intangible assets, net of accumulated amortization	2,029,610	3,062,204
Goodwill	1,437,314	1,437,314
Note receivable	390,757	528,007
Right of use asset – operating lease, net	4,528,468	-
Other assets	147,864	144,441

TOTAL ASSETS	$15,417,891	$15,172,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$851,297	$1,301,418
Contract liabilities	174,328	442,630
Operating lease liability, current	472,106	-
Loan payable, current	282,314	282,224
Credit line	2,000,000	1,868,460
Derivative liabilities – warrants	1,719,816	1,722,928
TOTAL CURRENT LIABILITIES	5,499,861	5,617,660

Loan payable, net of current portion	939,821	1,128,234
Operating lease liability, net of current	3,474,665	-
TOTAL LIABILITIES	9,914,347	6,745,894

COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)

STOCKHOLDERS’ EQUITY
Series B convertible preferred stock, $1,000 par value per share, 30,000 shares authorized; 20,150 shares issued and outstanding as of September 30, 2019 and December 31, 2018; aggregate liquidation preference of $20.2 million	20,150,116	20,150,116
Common Stock, $0.0001 par value per share, 750,000,000,000 shares authorized; 67,698,494,241 and 66,623,514,522 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	6,769,849	6,662,351
Additional paid-in capital	7,587,828	7,348,390
Accumulated deficit	(29,004,249)	(25,734,088)
TOTAL STOCKHOLDERS’ EQUITY	5,503,544	8,426,769

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,417,891	$15,172,663

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
SALES
Vapor sales, net	$898,229	$1,106,596	$3,207,530	$3,556,130
Grocery sales, net	2,520,101	1,923,878	8,407,919	6,359,671
TOTAL SALES, NET	3,418,330	3,030,474	11,615,449	9,915,801

Cost of sales vapor	385,208	460,648	1,337,555	1,602,363
Cost of sales grocery	1,629,980	1,183,033	5,309,567	3,850,998
GROSS PROFIT	1,403,142	1,386,793	4,968,327	4,462,440

OPERATING EXPENSES	2,532,505	2,179,492	8,057,452	7,334,165

LOSS FROM OPERATIONS	(1,129,363)	(792,699)	(3,089,125)	(2,871,725)

OTHER (EXPENSE) INCOME
Gain (loss) on investment	(12,514)	11,999	(57,514)	11,999
Other income (expense), net	(146)	152,260	(838)	469,760
Interest income (expense), net	(8,280)	30,458	(19,669)	63,219
Gain (loss) on repurchase of Series A warrants	-	(10,696,774)	-	(10,696,774)
Total other (expense) income, net	(20,940)	(10,502,057)	(78,021)	(10,151,796)

NET LOSS	$(1,150,303)	$(11,294,756)	$(3,167,146)	$(13,023,521)

NET LOSS PER SHARE-BASIC AND DILUTED	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	66,929,136,282	45,821,526,888	66,734,751,470	34,900,093,115

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019
(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – July 1, 2019	20,150	$20,150,116	66,645,257,694	$6,664,526	$7,543,370	$(27,853,946)	$6,504,066
Issuance of common stock in connection with cashless exercise of Series A warrants	-	-	53,236,547	5,323	(3,112)	-	2,211
Issuance of awarded stock for board members	-	-	1,000,000,000	100,000	(100,000)	-	-
Stock-based compensation expense	-	-	-	-	147,570	-	147,570
Net loss	-	-	-	-	-	(1,150,303)	(1,150,303)
Balance – September 30, 2019	20,150	$20,150,116	67,698,494,241	$6,769,849	$7,587,828	$(29,004,249)	$5,503,544

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018
(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – July 1, 2018	-	$-	29,348,867,108	$2,934,887	$11,238,744	$(14,299,592)	$(125,961)
Issuance of common stock in connection with cashless exercise of Series A warrants	-	-	1,602,741,446	160,274	(93,958)	-	66,317
Stock options exercised	-	-	777,777,778	77,778	-	-	77,778
Issuance of preferred stock in connection with cashless exercise of Series A warrants	20,722	20,721,744	-	-	(1,692,747)	-	19,028,997
Modification of share-based payment awards to officers	-	-	19,000,000,000	1,900,000	(1,900,000)	-	-
Issuance of awarded stock for officers	-	-	3,000,000,000	300,000	(300,000)	-	-
Issuance of awarded stock for professional services	-	-	3,000,000,000	300,000	(300,000)	-	-
Preferred stock exercised	(572)	(571,628)	5,716,280,000	571,628	-	-	-
Stock swap	-	-	1,500,000,000	150,000	-	-	150,000
Stock-based compensation expense	-	-	-	-	140,356	-	140,356
Net loss						(11,294,756)	(11,294,756)
Balance – September 30, 2018	20,150	$20,150,116	63,945,666,332	$6,394,567	$7,092,395	$(25,594,348)	$8,042,730

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2019	20,150	$20,150,116	66,623,514,522	$6,662,351	$7,348,390	$(25,734,088)	$8,426,769
Issuance of common stock in connection with cashless exercise of Series A warrants	-	-	74,979,719	7,498	(4,386)	-	3,112
Issuance of awarded stock for board members	-	-	1,000,000,000	100,000	(100,000)	-	-
Stock-based compensation expense	-	-	-	-	343,824	-	343,824
Cumulative Effect on adoption of ASC 842	-	-	-	-	-	(103,015)	(103,015)
Net loss	-	-	-	-	-	(3,167,146)	(3,167,146)
Balance – September 30, 2019	20,150	$20,150,116	67,698,494,241	$6,769,849	$7,587,828	$(29,004,249)	$5,503,544

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2018	-	$-	29,348,867,108	$2,934,887	$10,080,238	$(12,570,827)	$444,298
Issuance of common stock in connection with cashless exercise of Series A warrants	-	-	1,602,741,446	160,274	(93,958)	-	66,317
Stock options exercised	-	-	777,777,778	77,778	-	-	77,778
Issuance of preferred stock in connection with cashless exercise of Series A warrants	20,722	20,721,744	-	-	(1,692,747)	-	19,028,997
Modification of share-based payment awards to officers	-	-	19,000,000,000	1,900,000	(1,900,000)	-	-
Issuance of awarded stock for officers	-	-	3,000,000,000	300,000	(300,000)	-	-
Issuance of awarded stock for professional services	-	-	3,000,000,000	300,000	(300,000)	-	-
Preferred stock exercised	(572)	(571,628)	5,716,280,000	571,628	-	-	-
Stock swap	-	-	1,500,000,000	150,000	-	-	150,000
Stock-based compensation expense	-	-	-	-	1,298,862	-	1,298,862
Net loss	-	-	-	-	-	(13,023,521)	(13,023,521)
Balance – September 30, 2018	20,150	$20,150,116	63,945,666,332	$6,394,567	$7,092,395	$(25,594,348)	$8,042,730

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(3,167,146)	$(13,023,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	(3,002)	(75,399)
Depreciation and amortization	449,071	269,729
Loss on disposal of assets	25,427	-
Loss on investment	57,514	-
Amortization of right-of-use asset	459,760	-
Loss on repurchase of Series A warrants	-	10,696,774
Stock-based compensation expense	343,824	1,298,862

Changes in operating assets and liabilities:
Accounts receivable	12,582	21,036
Inventories	(16,606)	(144,893)
Prepaid expenses and vendor deposits	94,110	(288,359)
Contract assets	14,400	(180,000)
Other assets	(3,423)	-
Accounts payable	(155,910)	(36,652)
Accrued expenses	(294,211)	(112,343)
Contract liabilities	(268,302)	1,968,682
Lease liability	(402,857)	-
NET CASH USED IN OPERATING ACTIVITIES	(2,854,769)	393,916

INVESTING ACTIVITIES
Collection of note receivable	137,250	10,083
Purchases of property and equipment	(12,967)	(42,520)
Purchases of patent	(25,000)	(37,500)
Gain on investment	-	(11,999)
Issuance of note receivable	-	(500,000)
NET CASH PROVIDED BY INVESTING ACTIVITIES	99,283	(581,936)

FINANCING ACTIVITIES
Proceeds from line of credit	131,540	500,000
Principal payments on loan payable	(188,323)	(1,573)
Proceeds from exercise of stock options	-	77,778
NET CASH PROVIDED BY FINANCING ACTIVITIES	(56,783)	576,205

DECREASE IN CASH	(2,812,269)	388,185
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	7,061,253	7,883,191
CASH AND CASH EQUIVALENTS — END OF PERIOD	$4,248,984	$8,271,376

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$107,646	$1,750

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. ORGANIZATION, GOING CONCERN, AND BASIS OF PRESENTATION

Organization

Healthier Choices Management Corp. (the “Company”) is a holding company focused on providing consumers with healthier daily choices with respect to nutrition and other lifestyle alternatives. The Company currently operates nine retail vape stores in the Southeast region of the United States, through which it offers e-liquids, vaporizers and related products. The Company also operates Ada’s Natural Market, a natural and organic grocery store, through its wholly owned subsidiary Healthy Choice Markets, Inc and Paradise Health and Nutrition, stores that offer fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products and natural household items through its wholly owned subsidiary Healthy Choice Markets 2, LLC. The Company also sells vitamins and supplements on the Amazon.com marketplace through its wholly owned subsidiary Healthy U Wholesale, Inc. The Company markets the Q-Cup™ technology under the vape segment; this patented technology is based on a small, quartz cup called the Q-Cup™, which a customer partially fills with either cannabis or CBD concentrate (approximately 50 mg) purchased from a third party. The Q-Cup™ is then inserted into the Q-Cup™ Tank or Globe, that heats the cup from the outside without coming in direct contact with the solid concentrate. This Q-Cup™ technology provides significantly more efficiency and an “on the go” solution for consumers who prefer to vape concentrates either medicinally or recreationally.

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

The Company incurred a loss from operations of approximately $3.1 million for the nine months ended September 30, 2019. As of September 30, 2019, cash and cash equivalents totaled approximately $4.2 million. While we anticipate that our current cash, cash equivalents, and cash to be generated from operations will be sufficient to meet our projected operating plans for the foreseeable future through at least a year and a day from the issuance of these unaudited condensed consolidated financial statements, should we require additional funds (either through equity or debt financings, collaborative agreements or from other sources) we have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior period amounts in the consolidated financial statements related to write-down of obsolete and slow moving inventory, due from merchant credit card processors, gain (loss) on investment and other income (expense), net have been reclassified to conform to the current period’s presentation. No changes to the Company’s net loss were made as a result of such reclassifications.

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

A summary of the financial institutions that had a cash and cash equivalents in excess of FDIC limits of $250,000 at September 30, 2019 and December 31, 2018 is presented below:

	September 30, 2019	December 31, 2018
Total Cash in excess of FDIC limits of $250,000	$3,309,854	6,039,000

The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests, as deposits are held in excess of federally insured limits. The Company has not experienced any losses in such accounts.

Vendor

We source from multiple suppliers. These suppliers range from small independent businesses to multinational conglomerates. For the nine months ended September 30, 2019, we purchased approximately 68% of the goods we sell from our top 20 suppliers.

Purchase from one vendor in excess of 20% of total purchase is summarized in below table:

	September 30, 2019	December 31, 2018
Purchase in excess of 20% of total purchase
Vendor A	22%	30%

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

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Vapor	$898,229	$1,106,596	$3,207,530	$3,556,130
Grocery	2,520,101	1,923,878	8,407,919	6,359,671
Total revenue	$3,418,330	$3,030,474	$11,615,449	$9,915,801

Retail Vapor	$898,216	$1,106,228	$3,207,120	$3,548,704
Retail Grocery	2,133,537	1,407,776	7,143,616	4,581,001
Food service/restaurant	291,435	370,609	949,211	1,167,006
Online/eCommerce	81,035	135,483	285,891	593,347
Wholesale Grocery	14,094	10,010	29,201	18,317
Wholesale Vapor	13	368	410	7,426
Total revenue	$3,418,330	$3,030,474	$11,615,449	$9,915,801

Note 5. INTANGIBLE ASSETS

Intangible assets, net are as follows:

September 30, 2019	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	8-10 years	$993,000	$(328,733)	$664,267
Customer relationships	4-10 years	1,228,000	(230,198)	997,802
Patents	10 years	270,250	(42,271)	227,979
Non-compete	4 years	174,000	(34,438)	139,562
Website	3 years	4,500	(4,500)	-
Intangible assets, net		$2,669,750	$(640,140)	$2,029,610

December 31, 2018	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Favorable lease	15 years	$890,000	$(150,580)	$739,420
Trade names	8-10 years	993,000	(252,329)	740,671
Customer relationships	4-10 years	1,228,000	(41,010)	1,186,990
Patents	10 years	245,250	(22,940)	222,310
Non-compete	4 years	174,000	(1,812)	172,188
Website	3 years	4,500	(3,875)	625
Intangible assets, net		$3,534,750	$(472,546)	$3,062,204

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense amounted to approximately $318,000 and $122,000 for the nine months ended September 30, 2019 and 2018, respectively. Due to adoption of ASU No. 2016-02 on January 1, 2019, the Company’s favorable lease intangible asset associated with its Ada’s Natural Market location, with a net balance of $739,000 as of December 31, 2018, was reclassified to right-of-use asset in the Ada’s lease amortization schedule to correct the January 1, 2019 opening balance sheet. Future annual estimated amortization expense is as follows:

Years ending December 31,
2019 (remaining three months)	$106,160
2020	424,650
2021	417,650
2022	402,270
2023	163,400
Thereafter	515,480
Total	$2,029,610

Note 6. CONTRACT ASSETS AND CONTRACT LIABILITIES

The Company’s contract assets consist of sales commissions to third parties that support and facilitate the completion of complex transactions, for which the Company has a performance obligation to pay due to the fact that the sales agreement was fully executed.

The Company’s deferred revenue consists of gift cards and loyalty rewards, for which the Company has a performance obligation to deliver products when customers redeem balances or terms expire through breakage. Our breakage policy is twenty four-month for gift cards, twelve months for Grocery loyalty rewards, and six months for Vapor loyalty rewards. As such, all contract liabilities are expected to be recognized within a twenty four-month period. Revenue is recognized when gift card and loyalty points are redeemed.

A summary of the net changes in contract liabilities activity for the nine months ended September 30, 2019 and 2018 is presented below:

	September 30, 2019	September 30, 2018
Beginning balance as January 1,	$442,630	$61,312
Issued	50,778	81,720
Redeemed	(57,319)	(113,954)
Breakage recognized	(1,563)	916
Fulfillment of contract	(260,198)	2,000,000
Ending balance as of September 30,	$174,328	$2,029,994

Note 7. STOCKHOLDERS’ EQUITY

Series A Warrants

A summary of warrant activity for the nine months ended September 30, 2019 is presented below:

	Exercise Price	Warrant Common Stock Equivalent	Remaining Contractual Term
Outstanding at January 1, 2019	$0.0001	41,643,000,000	1.50
Warrants settlement	$-	-
Cashless exercises for common stock	$(0.0001)	(75,000,000)
Black Scholes Value adjustment	$(0.0001)	(148,000,000)
Outstanding at September 30, 2019	$0.0001	41,420,000,000	0.75

Pursuant to the Series A Warrant agreement, the Black Scholes value is calculated by a third-party and utilized in calculating the warrant common stock equivalents at the point of cashless exercise. As such, the value is computed at the end of each reporting period to determine the amount of warrant common stock equivalents outstanding using the formula below:

(Series A Warrants exercised * Black Scholes Value) / Closing common stock bid price as of two trading days prior.

A summary of the outstanding warrant common stock equivalents at September 30, 2019 and December 31, 2018 is presented below:

	September 30, 2019	December 31, 2018
Warrants outstanding (A)	2.7299	2.7348
Black Scholes value (B)	1,517,280	1,522,692
Subtotal (C)=(A) x (B)	4,142,023	4,164,258
Closing bid stock price (D)	$0.0001	$0.0001
Warrant common stock equivalent (C)/(D)	41,420,000,000	41,643,000,000

Stock Options

The Company recognized stock-based compensation in connection with the amortization of stock options, net of recovery of stock-based charges for forfeited unvested stock options. Stock-based compensation expense is included as part of operating expenses in the accompanying consolidated statements of operations.

A summary of Stock-based compensation expense recognized is presented below:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Stock-based compensation	$147,570	$140,356	$343,824	$1,298,862

At September 30, 2019, the amount of unamortized stock-based compensation expense associated with unvested stock options granted to employees, directors and consultants was approximately $73,000, which will be amortized over a weighted average period of 1 year.

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

The following table summarizes the Company’s securities, in common share equivalents, that have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	September 30,
	2019	2018
Preferred stock	201,501,000,000	201,501,000,000
Stock options	91,062,000,000	90,012,000,000
Warrants	41,420,000,000	44,369,000,000
Total	333,983,000,000	335,882,000,000

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

The following table summarizes the liabilities measured at fair value on a recurring basis as of September 30, 2019:

	Level 1	Level 2	Level 3	Total
LIABILITIES
Derivative liabilities – warrants	$-	$1,719,816	$-	$1,719,816
Total derivative liabilities – warrants	$-	$1,719,816	$-	$1,719,816

The following table summarizes the liabilities measured at fair value on a recurring basis as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
LIABILITIES
Derivative liabilities – warrants	$-	$1,722,928	$-	$1,722,928
Total derivative liabilities – warrants	$-	$1,722,928	$-	$1,722,928

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

While discovery is ongoing, the Company intends to vigorously dispute these claims that have been asserted against it.

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

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of September 30, 2019.

Maturity of Lease Liabilities by Fiscal Year
2019 (remaining)	$165,350
2020	633,636
2021	507,682
2022	464,380
2023	441,262
Thereafter	2,888,699
Total undiscounted operating lease payments	$5,101,009
Less: Imputed interest	(1,154,238)
Present value of operating lease liabilities	$3,946,771

Balance Sheet Classification
Operating lease liability, current	$472,106
Operating lease liability, net of current	3,474,665
Total operating lease liabilities	$3,946,771

Other Information
Weighted-average remaining lease term for operating leases	11 years
Weighted-average discount rate for operating leases	4.8%

Components of lease cost are as follows:
September 30, 2019
Operating lease cost	$380,901
Variable lease cost	238,996
Short-term lease cost	107,759
Total Rent Expense	$727,656

Cash Flows

Cash paid for amounts included in the present value of operating lease liabilities was $403,000 for the nine months ended September 30, 2019 and was included in operating cash flows. The amortization of the right-of-use asset of $460,000 was included in operating cash flows.

Supplemental balance sheet information related to our operating leases is as follows:

	Balance Sheet Classification	January 1, 2019	September 30, 2019
Right of use asset	Other assets	$4,988,227	$4,528,468
Lease liability, current	Current liabilities	$553,316	$472,106
Lease liability, net of current	Other liabilities	$3,796,312	$3,474,665

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

Company Overview

Healthier Choices Management Corp. (the “Company”) is a holding company focused on providing consumers with healthier daily choices with respect to nutrition and other lifestyle alternatives. The Company currently operates nine retail vape stores in the Southeast region of the United States, through which it offers e-liquids, vaporizers and related products. The Company markets its Q-Cup™ technology under the vape segment. This Q-Cup™ technology provides significantly more efficiency and an “on the go” solution for consumers who prefer to vape concentrates either medicinally or recreationally. In October 2019, the Company announced the launch of the Q-Unit, a U.S. patented device made specifically for vaping concentrates.  The Q-Unit, which boasts a mechanism that prevents the concentrates from coming in direct contact with the heating element, allows consumers to vape uncut pure extract from a pure quartz cup. The Company also operates Ada’s Natural Market, a natural and organic grocery store, through its wholly owned subsidiary Healthy Choice Markets, Inc. and Paradise Health and Nutrition, stores that offer fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products and natural household items through its wholly owned subsidiary Healthy Choice Markets 2, LLC.

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

The Company incurred a loss from operations of approximately $3.1 million for the nine months ended September 30, 2019. As of September 30, 2019, cash and cash equivalents totaled approximately $4.2 million. While we anticipate that our current cash, cash equivalents, and cash to be generated from operations will be sufficient to meet our projected operating plans for the foreseeable future through a year and a day from the issuance of these unaudited consolidated financial statements, should we require additional funds (either through equity or debt financings, collaborative agreements or from other sources) we have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

Factors Affecting Our Performance

We believe the following factors affect our performance:

Vapor Retail: We believe the operating performance of our vapor retail stores will affect our revenue and financial performance. The Company has a total of nine retail vape stores, which are located in Florida, Georgia and Tennessee.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated Statements of Operations for the three months ended September 30, 2019 and 2018 that is used in the following discussions of our results of operations:

	Three Months Ended September 30,		2019 to 2018
	2019	2018	Change $
SALES
Vapor sales, net	$898,229	$1,106,596	$(208,367)
Grocery sales, net	2,520,101	1,923,878	596,223
TOTAL SALES, NET	3,418,330	3,030,474	387,856

Cost of sales vapor	385,208	460,648	(75,440)
Cost of sales grocery	1,629,980	1,183,033	446,947
GROSS PROFIT	1,403,142	1,386,793	16,349

OPERATING EXPENSES
Advertising	46,190	56,021	(9,831)
Selling, general and administrative	2,486,315	2,123,471	362,844
Total operating expenses	2,532,505	2,179,492	353,013
LOSS FROM OPERATIONS	(1,129,363)	(792,699)	(336,664)

OTHER INCOME (EXPENSE)
Loss on repurchase of Series A warrants	-	(10,696,774)	(10,696,774)
Gain (loss) on investment	(12,514)	11,999	(24,513)
Other income (expense)	(146)	152,260	(152,406)
Interest income (expense)	(8,280)	30,458	(38,738)
Total other income (expense), net	(20,940)	(10,502,057)	10,481,117

NET LOSS	$(1,150,303)	$(11,294,756)	$10,144,453

Net Vapor sales decreased $0.2 million to $0.9 million for the three months ended September 30, 2019 as compared to $1.1 million for the same period in 2018. The decrease in sales is primarily due to the decreased number of stores – nine stores open during the three months ended September 30, 2019 as compared to twelve retail stores and one wholesale location for the same period in 2018.

Net Grocery sales increased $0.6 million to $2.5 million for the three months ended September 30, 2019 as compared to $1.9 million for the same period in 2018. The increase in sales is primarily due to the acquisition of three Paradise Health and Nutrition stores.

Vapor cost of goods sold for the three months ended September 30, 2019 and 2018 were $0.4 million and $0.5 million, respectively, a decreased of $0.1 million. The decrease is primarily due to decreases in product costs during three months ended September 30, 2019 as compared to the same period in 2018. Gross profit was $0.5 million and $0.6 million for three months ended September 30, 2019 and 2018, respectively.

Grocery cost of goods sold for the three months ended September 30, 2019 and 2018 were $1.6 million and $1.2 million respectively, an increase increasedof $0.4 million. The increase is primarily due to increases in sales and cost of goods sold from the acquisition of three Paradise Health and Nutrition stores. Gross profit was $0.9 million and $0.7 million for the three months ended September 30, 2019 and 2018, respectively.

Selling, general and administrative expenses increased $0.4 million to $2.5 million for the three months ended September 30, 2019 compared to $2.1 million for the same period in 2018. The increase is primarily attributable to increases in payroll and employee related cost of $0.2 million, occupancy costs of $0.1 million, and depreciation and amortization of $0.1 million.

Net other expense of $21,000 for the three months ended September 30, 2019 includes loss on investment of $13,000, and interest expense of $8,000. Net other expense of $10.5 million for the three months ended September 30, 2018 includes a change in fair value of Series A Warrants of $10.7 million, offset by other income of $0.2 million, interest income of $30,000, and gain on investment of $12,000.

The following table sets forth our unaudited consolidated Statements of Operations for the nine months ended September 30, 2019 and 2018 that is used in the following discussions of our results of operations:

	Nine Months Ended September 30,		2019 to 2018
	2019	2018	Change $
SALES
Vapor sales, net	$3,207,530	$3,556,130	$(348,600)
Grocery sales, net	8,407,919	6,359,671	2,048,248
TOTAL SALES, NET	11,615,449	9,915,801	1,699,648

Cost of sales vapor	1,337,555	1,602,363	(264,808)
Cost of sales grocery	5,309,567	3,850,998	1,458,569
GROSS PROFIT	4,968,327	4,462,440	505,887

OPERATING EXPENSES
Advertising	135,794	137,485	(1,691)
Selling, general and administrative	7,921,658	7,196,680	724,978
Total operating expenses	8,057,452	7,334,165	723,287
LOSS FROM OPERATIONS	(3,089,125)	(2,871,725)	(217,400)

OTHER INCOME (EXPENSE)
Loss on repurchase of Series A warrants	-	(10,696,774)	10,696,774
Gain (loss) on investment	(57,514)	11,999	(69,513)
Other income (expense)	(838)	469,760	(470,598)
Interest income (expense)	(19,669)	63,219	(82,888)
Total other income (expense), net	(78,021)	(10,151,796)	10,073,775

NET LOSS	$(3,167,146)	$(13,023,521)	$9,856,375

Net Vapor sales decreased $0.3 million to $3.2 million for the nine months ended September 30, 2019 as compared to $3.6 million for the same period in 2018. The decrease in sales is primarily due to nine stores open during the nine months ended September 30, 2019 as compared to twelve retail stores and one wholesale location for the same period in 2018.

Net Grocery sales increased $2.0 million to $8.4 million for the nine months ended September 30, 2019 as compared to $6.4 million for the same period in 2018. The increase in sales is primarily due to the acquisition of three Paradise Health and Nutrition stores.

Vapor cost of goods sold for the nine months ended September 30, 2019 and 2018 were $1.3 million and $1.6 million, respectively, a decrease of $0.3 million. The decrease is primarily due to the decreased number of stores. Gross profit was $1.9 million and $2.0 million for the nine months ended September 30, 2019 and 2018, respectively.

Grocery cost of goods sold for the nine months ended September 30, 2019 and 2018 were $5.3 million and $3.9 million, respectively, an increase of $1.5 million. The increase is primarily due to increases in sales and cost of goods sold from the acquisition of three Paradise Health and Nutrition stores. Gross profit was $3.1 million and $2.5 million for the nine months ended September 30, 2018 and 2018, respectively.

Selling, general and administrative expenses increased $0.7 million to $7.9 million for the nine months ended September 30, 2019 compared to $7.2 million for the same period in 2018. The increase is primarily attributable to increases in payroll and employee related cost of $0.9 million, occupancy costs of $0.3 million, depreciation and amortization of $0.2 million, and taxes, licenses & permits of $0.1 million, and insurance costs of $0.1 million, offset by a decrease in stock-based compensation of $1.0 million.

Net other expense of $0.1 million for the nine months ended September 30, 2019 was primarily due to a loss on investment of $0.1 million. Net other expense of $10.2 million for the nine months ended September 30, 2018 includes a change in fair value of Series A Warrants of $10.7 million, offset by other income of $0.5 million, and interest income of $0.1 million.

The company did not incur activity from discontinued operations for the nine months ended September 30, 2019 or for the same period in 2018.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(2,854,769)	$393,916
Net cash provided by investing activities	99,283	(581,936)
Net cash provided by financing activities	(56,783)	576,205
	$(2,812,269)	$388,185

Our net cash used in operating activities of $2.9 million for the nine months ended September 30, 2019 resulted from our net loss of $3.2 million, a net cash usage of $1.0 million from changes in operating assets and liabilities, offset by amortization of rigth-of-used asset of $0.5 million, depreciation and amortization expenses of $0.4 million and share-based compensation expense of $0.3 million. Our net cash used in operating activities of $0.4 million for the nine months ended September 30, 2018 resulted from a non-cash adjustment of $12.2 million, and a net cash usage of $1.2 million from changes in operating assets and liabilities, offset by a net loss of $13 million.

The net cash provided by investing activities of $0.1 million for the nine months ended September 30, 2019 resulted from payments received on the VPR Brands L.P. Note. The net cash used in investing activities of $0.6 million for the nine months ended September 30, 2018 resulted from the issuance and collection of a note receivable, and purchases of a patent and property and equipment.

The net cash used in financing activities of $0.1 million for the nine months ended September 30, 2019 resulted from $0.1 million proceeds from the credit line with Professional Bank, offset by $0.2 million of loan principle payment. The net cash provided by financing activities of $0.6 million for the nine months ended September 30, 2018 is due to proceeds from loan payable of $0.5 million and proceeds from exercise of stock options of $0.1 million.

At September 30, 2019 and December 31, 2018, we did not have any material financial guarantees or other contractual commitments with vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. The majority of our cash and cash equivalents are concentrated in three financial institutions and are generally in excess of the FDIC insurance limit. The Company has not experienced any losses on its cash and cash equivalents. The following table presents the Company’s cash position as of September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
Cash	$4,248,984	$7,061,253
Total assets	$15,417,891	$15,172,663
Percentage of total assets	27.56%	46.54%

The Company reported a net loss of $3.2 million for the nine months ended September 30, 2019. The Company also had positive working capital of $1.0 million. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to satisfy warrant obligations, and to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, did not carry out an evaluation on internal controls as of September 30, 2019 in regard to the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. As an evaluation was not carried out, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of September 30, 2019 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Changes in Internal Control over Financial Reporting

Following this assessment and during the nine months ended September 30, 2019, we have undertaken an action plan to strengthen internal controls and procedures:

●
We continue to improve the process around inventory counts and throughout the current year, we performed a blind-count for 75% of our overall inventory value with the purpose of validating our inventory records and increasing the staff knowledge around the importance of the new inventory procedures implemented. In addition, we had an independent third-party count over 50% of our inventory value conducted on September 30, 2019.

●
Our management has increased its focus on the Company’s purchase order process in order to better manage inventory thereby improving cash management and ultimately leading to more reliable and precise financial reporting.

Our management continues to review ways in which we can make improvements in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of our business. We do not have any legal proceedings which have a material impact to the financial statements as of September 30, 2019.

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

HEALTHIER CHOICES MANAGEMENT CORP.

Date: October 29, 2019	By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer

Date: October 29, 2019	By:	/s/ John Ollet
John Ollet
Chief Financial Officer