Form 10-K
period 2019-12-31
Healthier Choices Management Corp.
filed 2020-05-13
CIK 844856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes No☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $6.7 million based on the June 30, 2019 closing price of $0.00 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 77,661,544,971 shares outstanding as of May 13, 2020.

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

VAPORIZER AND E-LIQUID BUSINESS

Retail Stores

While evaluating retail store operations in 2019, management decided to close one of its vape stores in August 2019, due to the underperformance of the store. The closing of the store brings the total number of retail vape stores to nine stores.

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

Advertising

Currently, we advertise our products primarily through point of sale materials and displays at retail locations. We also attempt to build brand awareness through social media marketing activities, price promotions, in-store and on premise promotions, public relations and radio advertising. We intend to continue to strategically manage our advertising activities in 2020 to gain editorial coverage for our brands. Some of our competitors promote their brands through print media and television commercials, and through celebrity endorsements, and have substantial resources to devote to such efforts. We believe that our and our competitors’ efforts have helped increase our sales, our product acceptance and general industry awareness.

Distribution and Sales

The Company sells directly to consumers through the company owned retail vape stores. Our management believes that consumers are shifting towards vape stores for an enhanced experience. This enhanced experienced is derived from the greater variety of products at the stores, the knowledgeable staff and the social atmosphere. The Company anticipates a portion of future revenue will continue to come from its retail stores.

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

Competition

Competition in the vaporizer and e-liquid industry is intense. We compete with other sellers of vaporizes, most notably Altria Group, Inc., JT International, Imperial Tobacco, and Reynolds American, Inc., which are big tobacco companies that have vaporizer and electronic cigarette business segments. The nature of our competitors is varied as the market is highly fragmented and the barriers to entry into the business are low. Our direct competitors sell products that are substantially similar to ours excluding any products which we hold patents. As a general matter, we have access to market and sell the similar vaporizers as our competitors and we sell our products at substantially similar prices as our competitors; accordingly, the key competitive factors for our success is the quality of service we offer our customers, the scope and effectiveness of our marketing efforts, including media advertising campaigns and, increasingly, the ability to identify and develop new sources of customers.

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

We are required to obtain licenses to patents or proprietary rights of others and may be required to obtain more in the future and as the product continues to evolve. We cannot assure you that any future licenses required under any such patents or proprietary rights would be made available on terms acceptable to us or at all. If we do not obtain such licenses, we could encounter delays in product market introductions while we attempt to design around such patents, or could find that the development, manufacture, or sale of products requiring such licenses could be foreclosed. Litigation may be necessary to defend against claims of infringement asserted against us by others, or assert claims of infringement to enforce patents issued to us or exclusively licensed to us, to protect trade secrets or know-how possessed by us, or to determine the scope and validity of the proprietary rights of others. In addition, we may become involved in oppositions in foreign jurisdictions, reexamination declared by the United States Patent and Trademark Office, or interference proceedings declared by the United States Patent and Trademark Office to determine the priority of inventions with respect to our patent applications or those of our licensors. Litigation, opposition, reexamination or interference proceedings could result in substantial costs to and diversion of effort by us, and may have a material adverse impact on us. In addition, we cannot assure you that our efforts to maintain or defend our patents will be successful.

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

● we sell USDA certified organic produce; and

●	we sell meats naturally raised without hormones, antibiotics or treatments and that were not fed animal by-products.

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

Sourcing and Vendors. We source from approximately 460 suppliers, and offer over 4,000 brands. These suppliers range from small independent businesses to multi-national conglomerates. As of December 31, 2019, we purchased approximately 60% of the goods we sell from our top 20 suppliers. For the fiscal year ended December 31, 2019, approximately 20% of our total purchases were from one vendor. We maintain good relations with all our suppliers and believe we have adequate alternative supply methods, including self-distribution.

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

The Company currently and historically has reported net losses and cash outflows from operations. As of December 31, 2019, cash and cash equivalents totaled approximately $3.5 million. While we anticipate that our current cash, cash equivalents, and cash to be generated from operations will be sufficient to meet our projected operating plans for the foreseeable future through a year and a day from the issuance of these consolidated financial statements, should we require additional funds (either through equity or debt financings, collaborative agreements or from other sources) we have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all.

On December 31, 2018, we entered into a Term Loan Credit Agreement (the “Credit Agreement”) with Professional Bank (the “Bank”) pursuant to which the Company issued a Term Note (the “Term Note”) in the principal amount of $1.4 million in favor of the Bank. The Term Note bears interest at a rate equal to 1.5% in excess of that rate shown in the Wall Street Journal as the prime rate, adjusted annually. The proceeds of the Term Note were used for acquisitions and for general working capital requirements.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The Company operates its business from numerous facilities in Florida, Georgia and Tennessee. These leased facilities include our headquarters location, warehouse and retail stores.

Grocery Segment. As of December 31, 2019, our Grocery segment had 4 retail stores in Florida which aggregate approximately 28,000 square feet, all of which are leased by our grocery segment.

Vapor Segment. As of December 31, 2019, our Vapor segment operated 7 retail stores in Florida, 1 retail store in Georgia and 1 retail store in Tennessee, aggregating approximately 11,000 square feet.

Our headquarters and warehouse is located in Hollywood, Florida which aggregates approximately 10,000 square feet.

Item 3. Legal Proceedings.

No response is required under Item 103 of Regulation S-K.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently listed on the OTC Pink marketplace under the symbol “HCMC”.

As of May 13, 2020, there were approximately 1,400 stockholders of record for our common stock. A substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

As of May 13, 2020, the last reported sale price of our common stock on the OTC Pink Marketplace was $0.00 per share.

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

Repurchases of Outstanding Series A Warrants

Company repurchases of Series A Warrants during 2017 are set forth in the table below. There were no such repurchases by the Company during 2019.

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

Factors Affecting Our Performance

We believe the following factors affect our performance:

Retail: We believe the operating performance of our retail stores will affect our revenue and financial performance. The Company has a total of nine retail vape stores and four natural and organic groceries and dietary supplement stores which are located in Florida, Georgia and Tennessee. The Company has ceased plans to increase the number of retail vape stores due to adverse industry trends and increasing federal and state regulations that, if implemented, may negatively impact future retail revenues.

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

Results of Operations

The following table sets forth our Consolidated Statements of Operations for the years ended December 31, 2019 and 2018 that is used in the following discussions of our results of operations:

	For the Year Ended December 31,		2019 to 2018
	2019	2018	Change $
SALES:
Vapor sales, net	$4,134,701	$6,281,198	$(2,146,497)
Grocery sales, net	10,979,305	8,365,842	2,613,463
Total Sales	15,114,006	14,647,040	466,966
Cost of sales vapor	1,690,734	2,651,110	(960,376)
Cost of sales grocery	6,939,028	4,831,043	2,107,985
GROSS PROFIT	6,484,244	7,164,887	(680,643)

EXPENSES:
Advertising	166,430	193,955	(27,525)
Impairment of goodwill	481,314	-	481,314
Selling, general and administrative	10,250,784	9,952,858	297,926
Total operating expenses	10,898,528	10,146,813	751,715
Operating loss	(4,414,284)	(2,981,926)	(1,432,358)

OTHER INCOME (EXPENSES):
Loss on extinguishment of warrants in exchange for preferred stock/revaluation	-	(10,696,774)	10,696,774
Gain on revaluation of warrants	1,719,816	-	1,719,816
Other income	24,800	475,430	(450,630)
Interest income	108,374	108,067	307
Interest expense	(171,225)	(8,915)	(162,310)
Loss on investment	(66,857)	(59,143)	(7,714)
Total other income	1,614,908	(10,181,335)	11,796,243

NET INCOME (LOSS)	$(2,799,376)	$(13,163,261)	$10,363,885

Net vapor sales decreased $2.1 million to $4.1 million for the twelve months ended December 31, 2019 as compared to $6.3 million for the same period in 2018. The decrease in sales is primarily due to the closure of several Vape stores and the termination of the Q-Cup agreement with MJ Holdings Inc.  Net grocery sales increased $2.6 million to $11.0 million for the twelve months ended December 31, 2019 as compared to $8.4 million for the same period in 2018. The increase was primarily due to the acquisition of Paradise Health and Nutrition.

Vapor cost of goods sold for the twelve months ended December 31, 2019 and 2018 were $1.7 million and $2.7 million, respectively an decrease of $1.0 million. The decrease in cost of goods sold is primarily due to the closure of several Vape stores and the termination of the Q-Cup agreement with MJ Holdings Inc. Grocery store cost of goods sold for the twelve months ended December 31, 2019 and 2018 were $6.9 million and $4.8 million, respectively, an increase of $2.1 million. The increase was primarily due to the acquisition of Paradise Health and Nutrition.

Total operating expenses increased $0.8 million to $10.9 million for the twelve months ended December 31, 2019. The increase was primarily attributable to a goodwill impairment of $0.5 million and an increase in occupancy costs of $0.3 million from 2018.

The Company determined that the carrying value of intangible assets in connection with the acquisition of Healthy Choice Markets, LLC exceeded their potential cash flow from disposition. The Company concluded that goodwill was impaired and recorded an impairment charges of $0.5 million for the twelve months ended December 31, 2019.  The Company did not have an impairment charge for 2018.

Net other income of $1.6 million for the twelve months ended December 31, 2019 includes $1.7 million of a non-cash charge related to the revaluation of the outstanding Series A warrants to a fair market value of $0.

Liquidity and Capital Resources

	For the year ended December 31,
	2019	2018
Net cash provided by (used in):
Operating activites	$(3,535,241)	$(143,464)
Investing activies	126,754	(4,023,600)
Financing activities	(127,351)	3,345,126
	$(3,535,838)	$(821,938)

Our net cash used in operating activities of $3.5 million for the twelve months ended December 31, 2019 resulted from our net loss of $2.8 million, offset by a net cash usage of $0.9 million from changes in operating assets and liabilities and a non-cash adjustments of $0.1 million. Our net cash used in continuing operating activities of $0.1 million for the twelve months ended December 31, 2018 resulted from our net loss from continuing operations of $13.2 million, offset by a net cash usage of $0.2 million from changes in operating assets and liabilities and a non-cash adjustments of $12.8 million. We did not utilize any cash on discontinued operations for the twelve months ended December 31, 2019 and 2018.

The net cash provided by investing activities of $0.1 million for the twelve months ended December 31, 2019 resulted from the collection of a note receivable. The net cash used in investing activities of $4.0 million for the twelve months ended December 31, 2018 resulted from the issuance and collection of a note receivable, the acquisition of new business and purchases of a patent and property and equipment.

The net cash used in financing activities of $0.1 million for the twelve months ended December 31, 2019 is due to payments on the loan payable of $0.3 million, partially offset by proceeds from our line of credit of $0.1 million. The net cash provided by financing activities of $3.3 million for the twelve months ended December 31, 2018 is due to proceeds from a loan payable and our line of credit of $3.3 million and proceeds from exercise of stock options of $0.1 million.

At December 31, 2019 and December 31, 2018, we did not have any material financial guarantees or other contractual commitments with trade vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. The majority of our cash and cash equivalents are concentrated in one large financial institution, which is in excess of Federal Deposit Insurance Corporation (FDIC) coverage. The following table presents the Company’s cash position as of December 31, 2019 and December 31, 2018.

	December 31, 2019	December 31, 2018

Cash	$3,525,415	$7,061,253
Total assets	$14,006,669	$15,172,664
Percentage of total assets	25.2%	46.5%

The Company reported net loss of approximately $2.8 million for the year ended December 31, 2019. The Company also had positive working capital of $2.0 million. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to satisfy business obligations, and to continue as a going concern.

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

	2019	2018
Reconciliation of Adjusted EBITDA to net loss allocable to common stockholders:
Operating loss	$(4,414,284)	$(2,981,926)
Impairment of goodwill	481,314	-
Depreciation and amortization	594,940	375,690
Stock-based compensation expense	374,241	1,712,412
Adjusted EBITDA	$(2,963,789)	$(893,824)

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

Evaluation of Disclosure Controls and Procedures. Our management, including our Principal Executive Officer and Principal Financial Officer, did not carry out an evaluation on internal controls during the year ended December 31, 2019 in regard to the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. As an evaluation was not carried out, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our management, including our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2019.

In planning and performing its audit of our financial statements for the year ended December 31, 2019 in accordance with standards of the Public Company Accounting Oversight Board, our independent registered public accounting firm noted material weaknesses in internal control over financial reporting. A list of our material weaknesses are as follows:

●	Failure to have properly documented and designed disclosure controls and procedures and testing of the operating effectiveness of our internal control over financial reporting

●	Weakness around our purchase orders and inventory write-off procedures

●	Segregation of duties due to lack of personnel

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of December 31, 2019 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

●
Our management continues to remain their focus on the Company’s purchase order process in order to better manage inventory thereby improving cash management and ultimately leading to more reliable and precise financial reporting.

Our management continues to review ways in which we can make improvements in internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors as of December 31, 2019:

Name	Age	Position
Executive Officers:
Jeffrey Holman	53	Chief Executive Officer, Chairman and Director
John A. Ollet	57	Chief Financial Officer
Christopher Santi	49	President and Chief Operating Officer

Non-Employee Directors:
Clifford J. Friedman	58	Director
Dr. Anthony Panariello	60	Director

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

Christopher Santi has been our Chief Operating Officer since December 12, 2012 and has also served as the President since April 11, 2016. Previously, Mr. Santi served as Director of Operations of the Company beginning in October 2011. Mr. Santi served as the National Sales Manager of Collages.net from November 2007 to October 2011.

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

Clifford J. Friedman has been a director since April 15, 2016. Mr. Friedman is a certified public accountant in Coral Springs, Florida and manages his own public accounting, tax and consulting practice since 2001. From 1992 to 2000, Mr. Friedman was Vice President - Finance and Administration of the Box Worldwide, Inc., a Viacom company. He received an M.B.A. from Nova Southeastern University and his B.B.A. from Pace University.

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

Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transactions were reported and that no Form 5s were required, we believe that during 2019 our officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a).

ITEM 11. Executive Compensation

The following information is related to the compensation paid, distributed or accrued by us for fiscal 2019 to all Chief Executive Officers (principal executive officers) serving during the last fiscal year and the two other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000. We refer to these individuals as our “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards/ (Forfeited) (1)$	Restricted Stock Awards(1) $	All Other Compensation ($)	Total

Jeffrey Holman	2019	467,341	157,500	-	-	-	624,841
Chief Executive Officer	2018	385,537	-	(1,100,000)	1,100,000	18,500	404,037

Christopher Santi	2019	272,384	75,000	-	-	713	348,097
President & Chief Operating Officer	2018	247,043	-	(800,000)	800,000	650	247,693

John Ollet	2019	201,707	60,000	-	-	716	262,423
Chief Financial Officer	2018	189,669	-	-	300,000	716	490,385

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

Named Executive Officer Employment Agreements

On August 13, 2018, the Company amended and restated its existing employment agreement with Jeffrey Holman, the Company’s Chief Executive Officer (the “Holman Employment Agreement”). The Holman Employment Agreement is for an additional three year term and provides for an annual base salary of $450,000 and a target bonus for 2019 only in an amount ranging from 20% to 200% of his base salaries subject to the Company meeting certain earnings before interest, taxes depreciation and amortization performance milestones. Mr. Holman is entitled to receive severance payments, including two years of his then base salary and other benefits in the event of a change of control, termination by the Company without cause, termination for good reason by the executive or non-renewal by the Company. Mr. Holman was also granted 11 billion shares of restricted common stock pursuant to the Holman Employment Agreement Amendment on the condition that 11 billion of his options to purchase Company common stock are forfeited. This restricted stock will vest one year following the date of issuance provided that the grantee remains an employee of the Company through each applicable vesting date. On August 12, 2019, the Company agreed to extend the expiration date of the vesting period for the restricted stock by six months to February 13, 2020. The above description of the terms of the Holman Employment Agreement is not complete and is qualified by reference to the complete document.

Effective as of August 13, 2018, Healthier Choices Management Corp. (the “Company”) entered into an amendment to the existing employment agreement (the “Santi Amended Employment Agreement”) with the Company’s President and Chief Operating Officer, Christopher Santi. Pursuant to the Santi Amended Employment Agreement, Mr. Santi will continue to be employed as the Company’s President and Chief Operating Officer for an additional one year extension period through January 29, 2021. Mr. Santi will receive a base salary of $330,000 for this additional year. The severance pay period for termination without cause was increased to up to 18 months based on time of service. Mr. Santi was also granted 8 billion shares of restricted common stock pursuant to the Santi Amended Employment Agreement on the condition that 8 billion of his options to purchase Company common stock are forfeited. This restricted stock will vest one year following the date of issuance provided that the grantee remains an employee of the Company through each applicable vesting date. On August 12, 2019, the Company agreed to extend the expiration date of the vesting period for the restricted stock by six months to February 13, 2020. The above description of the terms of the Santi Amended Employment Agreement is not complete and is qualified by reference to the complete document

Effective as of August 13, 2018, the Company entered into an amendment to the existing employment agreement (the “Ollet Amended Employment Agreement”) with the Company’s Chief Financial Officer, John Ollet. Pursuant to the Ollet Amended Employment Agreement, Mr. Ollet will continue to be employed as the Company’s Chief Financial Officer for an additional one year extension period through December 12, 2020. Mr. Ollet will receive a base salary of $250,000 for this additional year. Mr. Ollet was also granted 3 billion shares of restricted common stock pursuant to the Ollet Amended Employment Agreement. This restricted stock will vest one year following the date of issuance provided that the grantee remains an employee of the Company through each applicable vesting date. On August 12, 2019, the Company agreed to extend the expiration date of the vesting period for the restricted stock by six months to February 13, 2020. The above description of the terms of the Ollet Amended Employment Agreement not complete and is qualified by reference to the complete document.

Under the Restricted Stock Award Agreements with Messrs. Holman, Ollet and Santi, each recipient will have all rights of a stockholder of the Company, except the right to receive any dividends thereon until vested. This restricted stock will vest one year following the date of issuance provided that the grantee remains an employee of the Company through each applicable vesting date. On August 12, 2019, the Company amended the Restricted Stock Award Agreements with the purpose of extending the expiration date of the vesting period for the restricted stock by six months to February 13, 2020.

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

Outstanding Awards at Fiscal Year End

Listed below is information with respect to unexercised options that have not vested, and equity incentive plan awards for each named executive officer outstanding as of December 31, 2019:

Outstanding Equity Awards at 2019 Fiscal Year-End

Name	Number of Shares Issued Under Stock Options	Number of Shares Issued Under Restricted Stock	Stock Options and Restricted Stock Exercise Price ($) Per Share of Stock	Expiration Date	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)
Jeffrey Holman	-	11,000,000,000	0.0001	8/13/2028	11,000,000,000	1,100,000
Jeffrey Holman	39,000,000,000	-	0.0001	2/1/2027	-	-
Christopher Santi	-	8,000,000,000	0.0001	8/13/2028	8,000,000,000	800,000
Christopher Santi	17,000,000,000	-	0.0001	2/1/2027	-	-
John Ollet	-	3,000,000,000	0.0001	8/13/2028	3,000,000,000	300,000
John Ollet	1,000,000,000	-	0.0001	12/9/2026	-	-
John Ollet	4,000,000,000	-	0.0001	8/30/2027	-	-

Director Compensation

Non-employee directors are paid a monthly fee of $1,000 per month and $1,000 for each meeting attended. Because we do not pay any compensation to employee directors, Mr. Holman is omitted from the following table. Non-employee members of our Board of Directors were compensated for as follows:

Fiscal 2019 Director Compensation

Name	Fees Earned or Paid in Cash ($)

Dr. Anthony Panariello	$21,000
Clifford J. Friedman	$21,000

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

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by stockholders and the weighted average exercise price for such plans as of December 31, 2019.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth the number of shares of our common stock beneficially owned as of December 31, 2019, by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers and (iv) all of our executive officers and directors of as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Healthier Choices Management Corp., 3800 North 28th Way, Hollywood, Florida 33020.

Title of Class	Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)
Directors and Executive Officers:
Common Stock	Jeffrey E. Holman (2)	13,320,213,974	18.37%
Common Stock	Christopher Santi (3)	13,320,213,974	18.37%
Common Stock	John Ollet (4)	5,000,000,000	6.90%
Common Stock	Dr. Anthony Panariello (5)	1,500,000,000	2.07%
Common Stock	Clifford J. Friedman (6)	1,500,000,000	2.07%
	All directors and officers as a group (5 persons) (7)	34,640,427,948	47.78%

5% Stockholders:
None		-	0%
Total:		34,640,427,948	47.78%

(1) Beneficial Ownership. Applicable percentages are based on 77,661,544,971 shares of common stock outstanding as of May 13, 2020. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, convertible notes and preferred stock currently exercisable or convertible or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. The table includes shares of common stock, options, warrants, and preferred stock exercisable or convertible into common stock and vested or vesting within 60 days. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. The table does not include: (i) restricted stock units that do not have the right to vote until they vest and the shares are delivered or (ii) unvested options that do not vest within 60 days of the date listed above in this footnote.

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

(3) Santi. President and Chief Operating Officer. Includes 17,000,000,000 vested options and 8,000,000,000 shares of unvested restricted Common Stock. The option agreement of Mr. Santi includes the Exercise Blocker. Without the Exercise Blocker, Mr. Santi would be deemed to beneficially own 25,000,000,000 shares of Common Stock pursuant to vested options.

(4) Ollet. Chief Financial Officer. Includes 5,000,000,000 vested options. He also holds 3,000,000,000 shares of unvested restricted Common Stock. The option agreement of Mr. Ollet includes the Exercise Blocker.

(5) Panariello. A director. Includes 1,000,000,000 vested options and 500,000,000 shares of Common Stock. He also holds 500,000,000 shares of unvested restricted Common Stock.

(6) Friedman. A director. Includes 1,000,000,000 vested options and 500,000,000 shares of Common Stock. He also holds 500,000,000 shares of unvested restricted Common Stock.

(7) Directors and Executive Officers. Includes executive officers who are not Named Executive Officers under the SEC’s rules and regulations.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

For the year ended December 31, 2019, the Company did not have any related party transactions.

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

Item 14. Principal Accounting Fees and Services.

Our Audit Committee pre-approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. All of the services related to audit fees and audit-related fees charged were pre-approved by the Audit Committee. The following table shows the fees for the years ended December 31, 2019 and 2018.

	2019 ($)	2018 ($)
Audit Fees (1)	$179,000	$208,000
Total	$179,000	$208,000

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Healthier Choices Management Corp. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2017.

New York, NY
May 13, 2020

HEALTHIER CHOICES MANAGEMENT CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,525,415	$7,061,253
Accounts receivable, net of allowance of $- and $3,000, respectively	65,401	65,951
Inventories	1,757,012	1,864,619
Prepaid expenses and vendor deposits	269,833	388,578
Investment	24,000	90,857
Contract assets	-	32,400
TOTAL CURRENT ASSETS	5,641,661	9,503,658

Property and equipment, net of accumulated depreciation	332,290	497,039
Intangible assets, net of accumulated amortization	1,923,447	3,062,204
Goodwill	956,000	1,437,314
Note receivable	343,387	528,007
Right of use asset – operating lease, net	4,663,019	-
Other assets	146,865	144,441
TOTAL ASSETS	$14,006,669	$15,172,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$825,860	$1,301,418
Contract liabilities	26,823	442,630
Operating lease liability, current	555,959	-
Current portion of line of credit	2,000,000	1,868,460
Current portion of loan payment	282,344	282,224
Derivative liabilities – warrants	-	1,722,928
TOTAL CURRENT LIABILITIES	3,690,986	5,617,660

Loan payable, net of current portion	869,223	1,128,234
Operating lease liability, net of current	3,544,729	-
TOTAL LIABILITIES	8,104,938	6,745,894

COMMITMENTS AND CONTINGENCIES (SEE NOTE 12)

STOCKHOLDERS’ EQUITY
Series B convertible preferred stock, $1,000 par value per share, 30,000 shares authorized; 20,150 shares issued and outstanding as of December 31, 2019 and 2018; aggregate liquidation preference of $20.2 million	20,150,116	20,150,116
Common Stock, $0.0001 par value per share, 750,000,000,000 shares authorized; 67,698,494,244 and 66,623,514,522 shares issued and outstanding as of December 31, 2019 and 2018, respectively	6,769,849	6,662,351
Additional paid-in capital	7,618,245	7,348,390
Accumulated deficit	(28,636,479)	(25,734,088)
TOTAL STOCKHOLDERS’ EQUITY	5,901,731	8,426,769
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,006,669	$15,172,663

See notes to consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2019	2018
SALES:
Vapor sales, net	$4,134,701	$6,281,198
Grocery sales, net	10,979,305	8,365,842
TOTAL SALES, NET	15,114,006	14,647,040

Cost of sales vapor	1,690,734	2,651,110
Cost of sales grocery	6,939,028	4,831,043
GROSS PROFIT	6,484,244	7,164,887

OPERATING EXPENSES:
Advertising	166,430	193,955
Impairment of goodwill	481,314	-
Selling, general and administrative	10,250,784	9,952,858
Total operating expenses	10,898,528	10,146,813

LOSS FROM OPERATIONS	(4,414,284)	(2,981,926)

OTHER INCOME (EXPENSE):
Loss on extinguishment of warrants in exchange for preferred stock/revaluation	-	(10,696,774)
Gain on revaluation of warrants	1,719,816	-
Other income	24,800	475,430
Interest income	108,374	108,067
Interest expense	(171,225)	(8,915)
Loss on investment	(66,857)	(59,143)
Total other income (expense), net	1,614,908	(10,181,335)

NET LOSS	$(2,799,376)	$(13,163,261)

NET LOSS PER SHARE BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	66,977,667,455	42,696,521,421

See notes to consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – December 31, 2017	-	$-	29,348,867,108	$2,934,887	$10,080,238	$(12,570,827)	$444,298

Issuance of common stock in connection with cashless exercise of Series A warrants	-	-	4,270,589,636	427,058	(251,513)	-	175,545
Stock options exercised	-	-	787,777,778	78,778	-	-	78,778
Issuance of Series B Convertible Preferred Stock	20,722	20,721,744	-	-	(1,692,747)	-	19,028,997
Modification of share-based payment awards to officers	-	-	19,000,000,000	1,900,000	(1,900,000)	-	-
Issuance of awarded restricted stock to officer	-	-	3,000,000,000	300,000	(300,000)	-	-
Issuance of awarded common stock for professional services	-	-	3,000,000,000	300,000	(300,000)	-	-
Preferred stock converted	(572)	(571,628)	5,716,280,000	571,628	-	-	-
Investment in MJ Holdings, Inc. - Share exchange	-	-	1,500,000,000	150,000	-	-	150,000
Stock-based compensation expense	-	-	-	-	1,712,412	-	1,712,412
Net loss	-	-	-	-	-	(13,163,261)	(13,163,261)
Balance – December 31, 2018	20,150	20,150,116	66,623,514,522	$6,662,351	$7,348,390	$(25,734,088)	$8,426,769
Issuance of common stock in connection with cashless exercise of Series A warrants	-	-	74,979,722	7,498	(4,386)	-	3,112
Issuance of awarded common stock for professional services	-	-	1,000,000,000	100,000	(100,000)	-	-
Cumulative effect on adoption of ASC842	-	-	-	-	-	(103,015)	(103,015)
Stock-based compensation expense	-	-	-	-	374,241	-	374,241
Net loss	-	-	-	-	-	(2,799,376)	(2,799,376)
Balance – December 31, 2019	20,150	$20,150,116	67,698,494,244	$6,769,849	$7,618,245	$(28,636,479)	$5,901,731

See notes to consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2019	2018
OPERATING ACTIVITIES:

Net loss	$(2,799,376)	$(13,163,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in provision for doubtful accounts	(3,002)	(15,993)
Depreciation and amortization	594,940	375,690
Loss on disposal of assets	27,013	2,696
Change in fair value of Series A warrants	-	10,696,774
Amortization of right-of-use asset	325,208	-
Loss on investment	66,857	59,143
Stock-based compensation expense	374,241	1,712,412
Impairment of goodwill	481,314	-
Change in fair value of derivative liabilities	(1,719,816)	-
Changes in operating assets and liabilities:
Accounts receivable	27,202	39,610
Inventories	107,607	(252,969)
Prepaid expenses and vendor deposits	92,900	(269,177)
Contract assets	32,400	(32,400)
Other assets	(2,424)	(27,197)
Accounts payable	(475,558)	349,890
Contract liabilities	(415,807)	381,318
Lease liability	(248,940)	-
NET CASH USED IN OPERATING ACTIVITIES	(3,535,241)	(143,464)

INVESTING ACTIVITIES:
Acquisition of Paradise and The Vitamin Store	-	(3,250,000)
Issuance of note receivable	-	(582,260)
Collection of note receivable	184,620	54,253
Purchases of patent	(25,000)	(170,250)
Purchases of property and equipment	(32,866)	(75,343)
NET CASH PROVIDED BY INVESTING ACTIVITIES	126,754	(4,023,600)

FINANCING ACTIVITIES:
Proceeds from line of credit	131,540	1,868,460
Proceeds from loan payable	-	1,400,000
Principal payments on loan payable	(258,891)	(2,112)
Proceeds from exercise of stock options	-	78,778
NET CASH USED IN FINANCING ACTIVITIES	(127,351)	3,345,126

DECREASE IN CASH	(3,535,838)	(821,938)
CASH AND CASH EQUIVALENTS — BEGINNING OF YEAR	7,061,253	7,883,191
CASH AND CASH EQUIVALENTS — END OF YEAR	$3,525,415	$7,061,253

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$143,901	$7,000
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with cashless exercise of Series A warrants	$3,000	$176,000
Issuance of Series B Convertible Preferred Stock in connection with the warrants settlement	$-	19,028,997
Transfer of debt from prior note receivable	$-	82,260

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

The Company currently and historically has reported net losses and cash outflows from operations. As of December 31, 2019, cash and cash equivalents totaled approximately $3.5 million. While we anticipate that our current cash, cash equivalents, and cash to be generated from operations will be sufficient to meet our projected operating plans for the foreseeable future through a year and a day from the issuance of these consolidated financial statements, should we require additional funds (either through equity or debt financings, collaborative agreements or from other sources), we have no commitments to obtain such additional financing and we may not be able to obtain any such additional financing on terms favorable to us, or at all.

Sourcing and Vendors.

We source from multiple suppliers. These suppliers range from small independent businesses to multinational conglomerates. For the fiscal years ended December 31, 2019 and 2018, approximately 24% and 30% of our total purchases were from one vendor.

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

Shipping and Handling

Shipping charges billed to customers are included in net sales and the related shipping and handling costs are included in cost of sales. For the years ended December 31, 2019 and 2018, shipping and handling costs of approximately $82,000 and $101,000, were included in cost of sales, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less, when purchased, to be cash and cash equivalents. The majority of the Company’s cash and cash equivalents are concentrated in one large financial institution, which is in excess of Federal Deposit Insurance Corporation (FDIC) coverage. At December 31, 2019, cash in excess of FDIC limits of $250,000 per financial institution were approximately $2.5 million. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests, as deposits are held in excess of federally insured limits. The Company’s cash equivalent at December 31, 2019 was a money market account. The Company has not experienced any losses in such accounts.

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

Concentration of accounts receivable consist of the following:

	December 31, 2019	December 31, 2018

Customer A	14%	43%
Customer B	46%	-
Customer C	12%	-

Due from Merchant Credit Card Processor

Due from merchant credit card processor represents monies held by the Company’s credit card processors. The funds are being held by the merchant credit card processors pending satisfaction of their hold requirements and expiration of charge backs/refunds from customers.

Inventories

Inventories are stated at average cost. If the cost of the inventories exceeds their net realizable value, adjustments are recorded to write down excess inventory to their net realizable value. The Company’s inventories consist primarily of merchandise available for resale, such as fresh produce, perishable grocery items and non-perishable consumable goods.

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

The Company assesses the carrying amounts of goodwill for recoverability on at least an annual basis or when events or changes in circumstances indicate evidence of potential impairment exists, using a fair value based test. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, and the useful life over which cash flows will occur. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for the Company. Our annual impairment test is conducted from December 31st to September 30th of the following year.

Advertising

The Company expenses advertising costs as incurred. For the years ended December 31, 2019 and 2018, the company incurred advertising expenses of $0.2 million, respectively.

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

	December 31, 2019	December 31, 2018

Vapor sales, net	$4,134,701	$6,281,198
Grocery sales, net	10,979,305	8,365,842
Total revenue	$15,114,006	$14,647,040

Retail Vapor	$4,134,243	$6,273,470
Retail Grocery	9,326,165	6,142,904
Food service/restaurant	1,252,167	1,526,934
Online/e-Commerce	362,731	666,927
Wholesale Grocery	38,242	29,077
Wholesale Vapor	458	7,728
Total revenue	$15,114,006	$14,647,040

Note 4. INVESTMENT

In 2018, the Company invested $150,000 in 85,714 common stock shares at MJ Holdings, Inc. (“MJNE”), a publicly traded company. The investment was made based on the assumption of an increase in MJNE stock due to the sales agreement with the Company. The Company recorded the investment in MJNE at fair value with changes in the fair value reported through the income statement as the stock is traded on the OTC market. Investment is classed with Level 1 of the valuation hierarchy. Fair value for the investment is based on quoted prices in active markets.

Description	Fair Value Measurements Using Quoted Prices in Active Market (Level 1)	Mark to Market	Final
Investment	$$90,857	$(66,857)	$24,000

Note 5. INVENTORIES

Inventories are stated at average cost. If the cost of the inventories exceeds their market value, adjustments are recorded to write down excess inventory to its net realizable value. Throughout the year, the Company had independent third party counts of its inventory and recorded the write down of inventories amounting to $0.5 million and $0.3 million, approximately, in 2019 and 2018 respectively, as a result of the findings. The Company’s inventories consist primarily of merchandise available for resale  .

	December 31, 2019	December 31, 2018

Vapor Business	$352,230	$425,062
Grocery Business	1,404,782	1,439,557
Total	$1,757,012	$1,864,619

Note 6. NOTES RECEIVABLE AND OTHER INCOME

On September 6, 2018, the Company entered into a secured, 36-month promissory note with VPR Brands L.P. for $582,260. The Note bears an interest rate of 0%, which payments thereunder are $4,141 weekly. The Company records all proceeds related to the interest of the Note as interest income as proceeds are received.

A summary of the Note as of December 31, 2019 is presented below:

Description	Due Date	Interest Rate	Loan Amount	Payments Received	Remaining Balance
Promissory Note	9/6/2021	7%	$582,260	$238,873	$343,387

For  the year ended December 31, 2019, the Company had a reversal of the valuation allowance reserve and notes receivable collections of approximately $108,374 recorded to other income in the Consolidated Statement of Operations.

Note 7. PROPERTY & EQUIPMENT

Property and equipment consists of the following

	Year Ended December 31,
	2019	2018

Displays	$305,558	$316,380
Furniture and fixtures	246,496	266,216
Leasehold improvements	128,004	128,004
Computer hardware & equipment	143,863	129,876
Other	251,268	235,772
	1,075,189	1,076,248
Less: accumulated depreciation and amortization	(742,899)	(579,209)
Total property and equipment	$332,290	$497,039

The Company incurred approximately $0.2 million of depreciation expense for the years ended December 31, 2019 and 2018.

Note 8. GOODWILL AND INTANGIBLE ASSETS

The Company evaluated the carrying value of its goodwill by estimating the fair value of its consolidated business operations through the use of discounted cash flow models, which required management to make significant judgments as to the estimated future cash flows. The ceased retail grocery store expansion coupled with the reduction in revenue resulting from increased competition adversely impacted the Company’s projected cash flows and profits. Accordingly, the Company’s goodwill was evaluated for impairment. Our 2019 annual impairment test resulted in an impairment being recorded. As part of management's qualitative analysis at December 31, 2019 to determine whether any triggering events have occurred since the annual test date of September 30, 2019, which would indicate an impairment. Management determined that triggering events had occurred through December 31, 2019 and recorded an impairment to goodwill.

The changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018

Beginning balance	$1,437,314	$481,314
Goodwill from Acquisitions	-	956,000
Impairment of goodwill-retail business	(481,314)	-
Ending balance	$956,000	$1,437,314

Intangible assets, net are as follows:

December 31, 2019	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	4-10 years	$1,228,000	$(293,260)	$934,740
Trade names	8-10 years	993,000	(354,203)	638,797
Patents	10 years	270,250	(49,027)	221,223
Non-compete	4 years	174,000	(45,313)	128,687
Intangible assets, net		$2,665,250	$(741,803)	$1,923,447

December 31, 2018	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	4-10 years	$1,228,000	$(41,010)	$1,186,990
Trade names	8-10 years	993,000	(252,328)	740,672
Favorable lease	15 years	890,000	(150,580)	739,420
Patents	10 years	245,250	(22,940)	222,310
Non-compete	4 years	174,000	(1,813)	172,187
Website	3 years	4,500	(3,875)	625
Intangible assets, net		$3,534,750	$(472,546)	$3,062,204

Amortization expense was approximately $0.4 million and $0.2 million for the period ended December 31, 2019 and 2018.
The weighted-average remaining amortization period of the Company’s amortizable intangible assets is approximately 7 years as of December 31, 2019. The estimated future amortization of the intangible assets is as follows:

For the years ending December 31,
2020	$424,650
2021	417,650
2022	402,265
2023	163,400
2024	163,400
Thereafter	352,082
Total	$1,923,447

Note 9. CONTRACT LIABILITIES

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

A summary of the contract liabilities activity for the years ended December 31, 2019 and 2018 is presented below:

	Year ended December 31,
	2019	2018
Beginning balance as January1,	$442,630	$61,312
Issued	48,876	77,637
Redeemed	(54,724)	(105,378)
Breakage recognized	(1,696)	796
Fulfillment of contracts (1)	(408,263)	408,263
Ending balance as of December 31,	$26,823	$442,630

(1) See Note 12. “Commitments and Contingencies” for additional information.

Note 10. LINE OF CREDIT

During the second quarter of 2019, the Company renewed its $2.0 million line of credit agreement with a financial institution that is subject to annual renewal with a variable interest rate of 3% as of December 31, 2019. The collateral amount established in the arrangement with the financial institution is $2.0 million. As of December 31, 2019, the Company does not have any availability to draw funds from line of credit. The maturity date for the line of credit is May 13, 2020.

Note 11. TERM LOAN CREDIT AGREEMENT

On December 31, 2018, the Company entered into a Term Loan Credit Agreement (the “Credit Agreement”) with Professional Bank, a Florida banking corporation (the “Bank”), pursuant to which the Company issued a Term Note (the “Term Note”) in the principal amount of $1,400,000 in favor of the Bank. The Term Note bears interest at a rate equal to 1.5 percentage points in excess of that rate shown in the Wall Street Journal as the prime rate, adjusted annually (which was 5.50% as of December 31, 2019). The proceeds of the Term Note were used for acquisitions and for general working capital requirements.

The Credit Agreement contains a customary financial covenant for a minimum debt service coverage ratio of 1.25 to 1.0. The Credit Agreement matures on December 31, 2023. In addition, the Credit Agreement provides for monthly principle payments of $22,333 commencing in January 2019 plus applicable interest, and mandatory prepayments with a portion of excess cash flow.

The obligations under the Credit Agreement and the Term Note are guaranteed by the Company and its wholly owned subsidiary, Healthy U Wholesale, Inc.

Principal repayments to be made during the next four years, at which time the long-term debt will be fully repaid, as follow:

Year	Principle Payment
2020	$280,000
2021	280,000
2022	280,000
2023	280,000
2024	23,333
Expected payments for the upcoming years	$1,143,333
Plus: Payments made during 2019	256,667
Total Payments	$1,400,000

Note 12. COMMITMENTS AND CONTINGENCIES

Exclusive Distribution Agreement

On August 17, 2018, the Company entered into an Exclusive Distribution Agreement with MJ Holdings, Inc. (“MJNE”). The Agreement grants MJNE the right to exclusively sell and distribute the Company’s patented and patent approved quartz ‘Q-Cup’ technology (the “Q-cups”) for the use with cannabis and CBD in the Nevada territory. Pursuant to the terms of the Agreement, MJNE agreed to purchase $2,000,000 in Q-Cups from the Company, of which MJNE delivered the full purchase price in advance. MJNE and the Company mutually agreed to terminate the successive renewals on November 15, 2019.

Legal Proceedings

Two lawsuits were filed against the Company and its subsidiaries in connection with alleged claimed battery defects for an electronic cigarette device. Plaintiffs claim these batteries were sold by a store of the Company’s subsidiary and have sued for an undetermined amount of damages (other than a total of $0.4 million of medical costs). The initial complaints were filed between January 2019 and April 2019. We responded to the complaints on April 2019 and May 2019, respectively. Given the lack of information presented by the plaintiffs to date, the Company is unable to predict the outcome of these matters and, at this time, cannot reasonably estimate the possible loss or range of loss with respect to these legal proceedings. As of December 31, 2019, the Company has not accrued for a potential loss for these actions. Given the information received to date, the Company believes the allegations are without merit and intends to vigorously contest such actions. These lawsuits remain in the early stages and progressed minimally in 2019.

Fontem License Agreement

The Company has a non-exclusive license to certain products with Fontem Ventures B.V. (“Fontem”). The Company will make quarterly license and royalty payments in perpetuity to Fontem, based on the sale of qualifying products as defined in the license agreement at a royalty rate of 5.25%. For the years ended December 31, 2019 and 2018, the Company recorded expenses of $40,000 and $59,000 as part of its cost of goods.

Note 13. STOCKHOLDERS’ EQUITY

Equity Plans

On July 7, 2015, the stockholders approved the 2015 Equity Incentive Plan (the “2015 Plan”), which is a broad-based plan and awards granted may be restricted stock, restricted stock units, options and stock appreciation rights. The Plan was subsequently amended to increase the number of shares of common stock available for grants to 100,000,000,000. The 2015 Plan had 11,130,249,996 shares of common stock available for grant as of December 31, 2019.

The Company’s 2009 Equity Incentive Plan (the “2009 Plan”) was adopted by the stockholders on November 24, 2009. The 2009 Plan provides for the granting of incentive stock options to employees, the granting of non-qualified stock options to employees, non-employee directors and consultants, and the granting of restricted stock to employees, non-employee directors and consultants in connection with their retention and/or continued employment by the Company. Options issued under the 2009 Plan generally have a ten-year term and generally become exercisable over a four-year period. Shares subject to awards that expire unexercised or are forfeited or terminated will again become available for issuance under the 2009 Plan. No participant in the 2009 Plan can receive option grants and/or restricted shares for more than 20% of the total shares subject to the 2009 Plan. The 2009 Plan had no shares of common stock available for grant as of December 31, 2019.

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

Series B Convertible Preferred Stock

On August 16, 2018, the Company entered into agreements with certain holders of its Series A Warrants. The Company issued Series B Convertible Preferred Stock in exchange for certain Series A Warrants. A total of 20,722 shares of Series B Stock were exchanged for 46,048,318 (adjusted figures summarized in table below) of Series A Warrants (including those warrants issuable pursuant to a unit purchase option). Each share of Series B Stock “Series B Stock” has a stated value equal to $1,000 and is convertible into Common Stock on a fixed basis at a conversion price of $0.00 per share.

Warrants

October 5, 2016, the Company’s amended and restated its Series A Warrant Standstill Agreements (the "Amended Standstill Agreements") to permit each holder (each, a "Holder") to effect a "cashless" exercise of the Series A Warrants only on dates when the closing bid price used to determine the "net number" of shares to be issued upon exercise is at or above $0.00. The shares issuable upon the exercise of the Series A Warrants are calculated (1) using a Black Scholes Value of 1,517,936 per share and a closing stock bid price at or above $0.00 and (2) the Company will deliver only common stock upon exercise of the Series A Warrants.

At the years ended December 31, 2019 and 2018, the warrants were valued at the tender offer price of $0.00 and $0.45, respectively, per warrant. Management believes the tender offer price is the best indicator of fair value as it is a Level 2 valuation and no material events indicating the fair value has changed occurred through December 31, 2019. As a result, the Company recorded $1.7 million of an unrealized gain as a result of the revaluation of the fair value of the warrants as of December 31, 2019.

A summary of warrant activity for the years ended December 31, 2019 and 2018 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term (Yrs.)
Outstanding at January 1, 2018	46,507,712	$1,520,919	2.6
Warrants exercised	(392,325)	1,523,947
Warrants exchanged pursuant to Series B Preferred Stock issuance	3,761,660	(630,042)
Warrants repurchased	(46,048,318)	630,042
Outstanding at December 31, 2018	3,828,729	$1,522,692	1.6
Warrants exercised	(6,915)	1,518,029

Outstanding at December 31, 2019	3,821,814	$1,517,936	0.6

Exercisable at December 31, 2019	3,821,814	$1,517,936	0.6

A summary of the approximate outstanding warrant common stock equivalents for the years ended December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Warrants outstanding (A)	2.7299	2.7348
Black Scholes value (B)	$1,517,936	$1,522,692
Subtotal (C)=(A) x (B)	4,143,813	4,164,258
Closing bid stock price (D)	$0.00	$0.00
Warrant common stock equivalent (C)/(D)	41,438,000,000	41,643,000,000

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

See Note 14 – Fair Value Measurements for additional details related to the Series A Warrants that were exchanged

Modification of share-based payment awards to officers

On August 13, 2018, the Compensation Committee of the Board of Directors of the Company approved a modification of share-based payment awards to the Chief Executive Officer and Chief Operating Officer of the Company. As part of the share modification, the Chief Executive Officer and Chief Operating Officer were granted 11 billion and 8 billion shares of restricted common stock on the condition that the same number of shares from their options to purchase the Company’s common stock are forfeited. However, the shares were issued to the officers and have been reflected in the statement of stockholders’ equity. Initially, this restricted stock was schedule to vest one year following the date of issuance provided that the grantee remains an employee of the Company through the vesting date; the vesting schedule was extended and additional six months on August 12, 2019. The share modification did not have an impact on the Consolidated Statements of Operations because both of the officers’ options plans were fully amortized as of the first quarter of 2018.

Restricted Stock

On August 13, 2018, the Compensation Committee of the Board of Directors of the Company approved an issuance of restricted stock to the Chief Financial Officer of the Company. The Chief Financial Officer was granted 3 billion shares of restricted common stock, which will vest one year following the date of issuance, provided that the grantee remains an employee of the Company through the vesting date; the vesting schedule was extended and additional six months on August 12, 2019. During the year ended December 31, 2019, the Company recognized stock-based compensation expense of $175,000 from the awarded shares to the Chief Financial Officer.

Stock Options

During the year ended December 31, 2019, the Company granted options for the purchase of 800,000,000 shares of its common stocks, at an aggregate grant date value of $80,000 or $0.00 per option shares.

A summary of option activity during the years ended December 31, 2019 and 2018 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Yrs.)

Outstanding, January 1, 2018	87,155,008,480	$0.00	9
Options granted	975,000,000	0.00
Options exercised	(787,777,800)	0.00
Options forfeited or expired	(19,030,000,000)	0.00
Outstanding, December 31, 2018	68,312,230,680	$0.00	8
Options granted	800,000,000	0.00
Options forfeited or expired	(750,000,000)	0.00
Outstanding, December 31, 2019	68,362,230,680	$0.00	7
Exercisable at December 31, 2019	68,362,230,680	$0.00	7

During the years ended December 31, 2019 and 2018, the Company recognized stock-based compensation expense of approximately $0.4 million and $1.7 million, respectively, in connection with the amortization of stock options, net of recovery of stock-based charges for forfeited stock options. Stock-based compensation expense is included as part of selling, general and administrative expense in the accompanying consolidated statements of operations.

At December 31, 2019, the amount of unamortized stock-based compensation expense on unvested stock options granted to employees, directors and consultants was approximately $$42,000, which will be amortized over a weighted average period of 0.8 years.

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

	December 31,
	2019	2018

Preferred stock	201,501,142,000	201,501,142,000
Stock options	68,362,230,680	68,312,230,680
Warrants	41,437,627,105	41,642,670,772
Total	311,300,999,785	311,456,043,452

Weighted average shares used in calculating basic and diluted net income (loss) per share are as follows:

	Year Ended December 31,
	2019	2018

Basic	66,977,667,455	42,696,521,421
Effect of exercise stock options	-	-
Effect of exercise warrants	-	-
Diluted	66,977,667,455	42,696,521,421

Note 14. FAIR VALUE MEASUREMENTS OF DERIVATE LIABILITIES

The following table summarizes the liabilities measured at fair value on a recurring basis as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
Derivative liabilities – warrants	$-	$1,722,928	$-	$10,231,697
Total derivative liabilities – warrants	$-	$1,722,928	$-	$10,231,697

Note 15. LEASE

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

The standard had an impact on the Company’s consolidated balance sheets, but did not have a material impact on the Company’s consolidated statements of operations or consolidated statements of cash flows upon adoption. Upon adoption, the Company recognized right-of-use asset of $4.7 million and lease liability of $4.1 million for operating leases as of January 1, 2019.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of December 31, 2019.

Maturity of Lease Liabilities by Fiscal Year
2020	$733,569
2021	610,613
2022	543,302
2023	441,262
2024	342,005
Thereafter	2,546,695
Total undiscounted operating lease payments	$5,217,446
Less: Imputed interest	(1,116,758)
Present value of operating lease liabilities	$4,100,688

Balance Sheet Classification
Operating lease liability, current	$555,959
Operating lease liability, net of current	3,544,729
Total operating lease liabilities	$4,100,688

Other Information
Weighted-average remaining lease term for operating leases	10 years
Weighted-average discount rate for operating leases	4.78%

Rent expense for the years ended December 31, 2019 and 2018 was approximately $1.0 million and $0.7 million, respectively, is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

The following table represents the components of lease cost are as follows for twelve months ended December 31, 2019:

December 31, 2019
Operating lease cost	$561,626
Variable lease cost	342,437
Short-term lease cost	61,709
Total Rent Expense	$965,772

Cash Flows

Cash paid for amounts included in the present value of operating lease liabilities was $249,000 for the 2019 and was included in operating cash flows. The amortization of the right-of-use asset of $325,208 was included in operating cash flows.

Supplemental balance sheet information related to our operating leases is as follows:

	Balance Sheet Classification	January 1, 2019	December 31, 2019
Right of use asset	Other assets	$4,988,227	$4,663,019
Lease liability, current	Current liabilities	$553,316	$555,959
Lease liability, net of current	Other liabilities	$3,796,312	$3,544,729

Note 16. INCOME TAXES

The Company did not have a provision for income taxes (current or deferred tax expense) for tax years ended December 31, 2019 and 2018. The following is a reconciliation of the expected tax expense (benefit) at the U.S. statutory rate to the actual tax expense (benefit) reflected in the accompanying statement of operations:

	Year Ended December 31,
	2019	2018
U.S. federal statutory rate	$(587,869)	$(2,764,285)
State and local taxes, net of federal benefit	(100,094)	(591,439)
Settlement of warrants	-	2,292,589
Change in valuation allowance	249,935	1,060,083
True-up & deferred adjustment	258,165	5,155
Stock based compensation	17,901	88,903
Other permanent items	6,664	7,882
Change in tax rate	97,731	(73,068)
Other	57,567	(25,820)
	$-	$-

As of December 31, 2019 and 2018, the Company’s deferred tax assets and liabilities consisted of the effects of temporary differences attributable to the following:

	Year Ended December 31,
	2019	2018
Deferred tax assets:
NOL & AMT credit carryforward	$12,654,534	$12,018,190
Inventory reserves and allowances	30,965	132,718
Accrued Expenses and Deferred Income	48,050	-
Charitable contribution	5,284	5,049
Stock based compensation	1,967,795	1,996,647
Net book value of fixed assets	3,978	-
Net book value of intangible assets	666,538	592,560
ASC 842 - Lease Accounting	29,132	-
Total deferred tax assets	15,406,276	14,745,164
Deferred tax liabilities:
Extinguishment of Warrants	(422,655)	-
Net book value of fixed assets	-	(6,429)
Total deferred tax liabilities	(422,655)	(6,429)

Net deferred tax assets	14,983,621	14,738,735
Valuation allowance	(14,983,621)	(14,738,735)
Net deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the positive and negative evidence available, management has determined that a valuation allowance of $15.0 million and $14.7 million are required at December 31, 2019 and 2018, respectively, to reduce the deferred tax assets to amounts that are more likely than not to be realized. Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax assets may be necessary.

At December 31, 2019 the Company had U.S. federal and state net operating loss carryforwards (“NOLS”) of $53.4 million and $39.9 million, respectively. Federal NOLs of $46.3 million expire beginning in 2030 through 2037 and $7.1 million do not expire.  State NOLs of $33.0 million expire beginning in 2030 through 2037 and $6.9 million do not expire. Utilization of our NOLS may be subject to an annual limitation under section 382 and similar state provisions of the Internal Revenue Code due to changes of ownership that may have occurred or that could occur in the future, as defined under the regulations.

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

If applicable, interest costs and penalties related to unrecognized tax benefits are required to be calculated and would be classified as interest and penalties in general and administrative expense in the statement of operations. As of December 31, 2019, and 2018, no liability for unrecognized tax benefit was required to be reported. No interest or penalties were recorded during the years ended December 31, 2019 and 2018. The Company does not expect any significant changes in its unrecognized tax benefits in the next year. The Company files U.S. federal and Alabama, Florida, Georgia, and Tennessee state income tax returns. As of December 31, 2019, the Company’s U.S. federal and state tax returns remain subject to examination by tax authorities beginning with the tax year ended December 31, 2016. However, due to NOLs being generated and carried forward from tax years ended December 31, 2010, 2012, & 2014, these tax years may also be subject to examination.

Subsequent to the issuance of the December 31, 2018 financial statements, the Company determined that the gross deferred tax asset and the related valuation allowance were understated by $7.6 million due to an understatement of net operating loss carryforwards. The effect of correcting these errors is an increase in the net operating loss carryforwards and the deferred tax asset valuation allowance by $7.1 million.  The restatement had no impact on the financial position or results of operations of the Company.

Note 17. SEGMENT INFORMATION

Management determines the reportable segments based on the internal reporting used by our executives to evaluate performance and to assess where to allocate resources. The Company evaluates segment performance based on the segment gross profit before corporate expenses.

Summarized below are the total net sales and segment operating profit for each reporting segment:

	Year Ended
	Net Sales		Segment Gross Profit
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Vapor	$4,134,701	$6,281,198	$2,443,967	$3,630,088
Grocery	10,979,305	8,365,842	4,040,277	3,534,799
Total	$15,114,006	$14,647,040	6,484,244	7,164,887
Corporate expenses			10,898,528	10,146,813
Operating loss			(4,414,284)	(2,981,926)
Corporate other income (expense), net			1,614,908	(10,181,335)
Net loss			(2,799,376)	(13,163,261)

For the year ended December 31, 2019 depreciation and amortization was approximately $41,000 and $0.5 million for Vapor and Grocery, respectively.

For the year ended December 31, 2018 depreciation and amortization was $0.1 million and $0.3 million for Vapor and Grocery, respectively.

Note 18. SUBSEQUENT EVENTS

The Company evaluated subsequent events through May 13, 2020, the date on which the December 31, 2019 financial statements were originally issued. There are no significant events that require disclosure in these financial statements, except as follows:

Cashless Exercises of Series A Warrants

From January 1, 2020 through May 13, 2020, there were 15 Series A Warrants exercised through the cashless exercise provision of such warrants. As a result, the Company issued 10 billion shares.

Renewal of Credit Line

On April 13, 2018, the Company agreed to a new revolving credit line of $2 million and a money market account of $2 million (“blocked account”) with Professional Bank in Coral Gables, Florida. On May 12, 2020, the Company reached agreement with Professional Bank to renew the credit line for one more year, and the next annual review will occur on or before May 13, 2021. The new agreement included a variable interest rate that it is based on a rate of 1.50% over what is earned on the collateral amount. The collateral amount established in the arrangement with the bank is $2 million.

COVID-19 Management Update

In March 2020, the outbreak of COVID-19 (coronavirus) caused by a novel strain of the coronavirus has recently been recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in the markets in which the Company operates.  The COVID-19 outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses, “shelter in place” and other governmental regulations, reduced consumer spending due to both job losses and other effects attributable to the COVID-19, and there are many unknowns. The Company has adjusted certain aspects of the operations to protect their employees and customers while still meeting customers’ needs. While to date the Company has not been required to close any of its stores, the Company is currently operating under regular hours and we are expecting COVID-19 to have a long-term beneficial impact to the future financial results of the grocery segment. The Company continues to monitor the impact of the COVID-19 outbreak closely.  The extent to which the COVID-19 outbreak will impact our operations is controllable, and there is no imminent risk on business continuity and future operation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2020.

Healthier Choices Management Corp.

By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Holman	Principal Executive Officer	May 13, 2020
Jeffrey Holman	and Director

/s/ John A. Ollet	Chief Financial Officer	May 13, 2020
John A. Ollet	(Principal Financial and Accounting Officer)

/s/ Clifford J. Friedman	Director	May 13, 2020
Clifford J. Friedman

/s/ Anthony Panariello	Director	May 13, 2020
Anthony Panariello

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

1.1	Form of Underwriting Agreement	S-1	7/10/15	1.1
2.1(a)	Business Sale Offer and Acceptance Agreement, dated April 11, 2016, by and between Vapor Corp. and Ada’s Whole Food Market LLC	8-K	5/23/16	2.1
2.1(b)	Asset Purchase Agreement, dated July 29, 2016, by and between Vapor Corp. and VPR Brands, L.P.	8-K	8/3/16	1.1
2.1(c)	Asset Purchase Agreement, dated November 19, 2018, by and among the Company and Paradise Health Foods, Inc.	8-K	11/21/18	2.1
2.1(d)	Membership Interest Purchase Agreement, dated December 14, 2018, by and among Healthy U Wholesale, Inc. and the Sellers named therein	8-K	12/26/18	2.2
3.1	Certificate of Incorporation	10-Q	11/16/15	3.1
3.1(a)	Certificate of Amendment to Certificate of Incorporation	8-K	3/03/17	3.1
3.1(b)	Certificate of Amendment to Certificate of Incorporation	S-1	7/10/15	3.2
3.1(c)	Certificate of Amendment to Certificate of Incorporation	S-4	12/11/15	3.2
3.1(d)	Certificate of Amendment to Certificate of Incorporation	8-K	2/2/16	3.1
3.1(e)	Certificate of Amendment to Certificate of Incorporation	8-K	3/9/16	3.1
3.1(f)	Certificate of Amendment to Certificate of Incorporation	8-K	6/1/16	3.1
3.1(g)	Certificate of Amendment to Certificate of Incorporation	8-K	8/5/16	3.1
3.1(h)	Certificate of Designation of Series A Preferred Stock	S-1	7/10/15	3.4
3.1(i)	Certificate of Correction to the Certificate of Designation of Series A Preferred Stock	8-A12B	7/27/15	3.5
3.1(j)	Certificate of Designation of Preferences, Rights And Limitations of Series B Convertible Preferred Stock	8-K	8/21/18	3.1
3.2	Bylaws	8-K	12/31/13	3.4
4.1	Form of Series A Warrant	S-1	7/10/15	4.2
4.2	Form of Unit Purchase Agreement	S-1	7/10/15	4.3
4.3	Form of Warrant Exchange Agreement, dated as of August 16, 2018 by and between Healthier Choices Management Corp. and the holder of Series A Warrants	8-K	8/21/18	10.1
10.4	Form of Securities Purchase Agreement dated March 3, 2015	8-K	3/05/15	10.1
10.5	2015 Equity Incentive Plan	S-1	6/01/15	10.28
10.9	Form of Letter Agreement dated June 19, 2015	8-K	6/25/15	10.4
10.10	Form of Letter Agreement dated June 19, 2015	8-K	6/25/15	10.5
10.11	Form of Warrant dated June 22, 2015	8-K	6/25/15	10.6
10.12	Form of Registration Rights Agreement dated June 22, 2015	8-K	6/25/15	10.7
10.13	Term Loan Credit Agreement, dated December 31, 2018, by and among Healthy Choice Markets 2, LLC, The Vitamin Store, LLC and Professional Bank	8-K	1/7/19	10.1
10.14	Term Note, dated December 31, 2019, issued by Healthy Choice Markets 2, LLC, and The Vitamin Store, LLC, in favor of Professional Bank	8-K	1/7/19	10.2
10.15	Exclusive Distribution Agreement with MJ Holdings Inc. dated July 30, 2018	10-Q	10/30/18	10.5

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
10.17	Form of Fifth Amended and Restated Series A Standstill Agreement	10-K	3/27/17	10.17
10.18	Executive Service Consulting Agreement, dated April 11, 2016, by and between Gregory Brauser and Vapor Corp.	8-K	4/11/16	10.1
10.19	Amendment to Vapor Corp. 2015 Equity Incentive Plan	S-8	2/8/17	4.2
10.20	Form of Restricted Stock Award Agreement	8-K	8/20/18	10.4
10.21	Amended and Restated Employment Agreement, dated as of March 13, 2018 by and between the Company and Christopher Santi	8-K	8/20/18	10.1
10.22	Amended and Restated Employment Agreement, dated as of March 13, 2018 by and between the Company and John Ollet	8-K	8/20/18	10.2
10.23	Amended and Restated Employment Agreement, dated as of March 13, 2018 by and between the Company and Jeffrey Holman	8-K	8/20/18	10.3
16.1	Letter from Morrison, Brown, Argiz & Farra, LLC, dated April 26, 2017	8-K	4/28/17	16.1
21.1	List of Subsidiaries				Filed
23.1	Consent of Marcum L.L.P				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Link base Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Link base Document				Filed
101.LAB	XBRL Taxonomy Extension Label Link base Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Link base Document				Filed

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