Form 10-Q
period 2020-03-31
Healthier Choices Management Corp.
filed 2020-07-01
CIK 844856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of July 1, 2020, there were 85,435,969,169 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,162,695	$3,525,415
Accounts receivable, net	66,482	65,401
Inventories	1,716,976	1,757,012
Prepaid expenses and vendor deposits	248,661	269,833
Investment	14,143	24,000
TOTAL CURRENT ASSETS	5,208,957	5,641,661

Property and equipment, net of accumulated depreciation	304,307	332,290
Intangible assets, net of accumulated amortization	1,903,816	1,923,447
Goodwill	956,000	956,000
Note receivable	336,025	343,387
Right of use asset – operating lease, net	4,504,295	4,663,019
Other assets	142,908	146,865

TOTAL ASSETS	$13,356,308	$14,006,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$999,553	$825,860
Contract liabilities	23,067	26,823
Current portion of line of credit	2,000,000	2,000,000
Current portion of loan payment	282,375	282,344
Operating lease liability, current	546,703	555,959
TOTAL CURRENT LIABILITIES	3,851,698	3,690,986

Loan payable, net of current portion	798,618	869,223
Operating lease liability, net of current	3,413,611	3,544,729
TOTAL LIABILITIES	8,063,927	8,104,938

COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)

STOCKHOLDERS’ EQUITY
Series B convertible preferred stock, $1,000 par value per share, 30,000 shares authorized; 20,150 shares issued and outstanding as of March 31, 2020 and December 31, 2019; aggregate liquidation preference of $20.2 million	20,150,116	20,150,116
Common Stock, $0.0001 par value per share, 750,000,000,000 shares authorized; approximately 72.5 and 67.7 billion shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	7,249,743	6,769,849
Additional paid-in capital	7,220,295	7,618,245
Accumulated deficit	(29,327,773)	(28,636,479)
TOTAL STOCKHOLDERS’ EQUITY	5,292,381	5,901,731

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,356,308	$14,006,669

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019
SALES
Vapor sales, net	$773,458	$1,224,042
Grocery sales, net	3,262,714	3,156,064
TOTAL SALES, NET	4,036,172	4,380,106

Cost of sales vapor	319,080	509,416
Cost of sales grocery	2,009,200	1,967,796
GROSS PROFIT	1,707,892	1,902,894

OPERATING EXPENSES	2,372,381	2,990,455

LOSS FROM OPERATIONS	(664,489)	(1,087,561)

OTHER (EXPENSE) INCOME
Loss on investment	(9,857)	(25,713)
Other expense, net	(76)	(693)
Interest (expense) income, net	(16,872)	1,438
Total other expense, net	(26,805)	(24,968)

NET LOSS	$(691,294)	$(1,112,529)

NET LOSS PER SHARE-BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	69,716,324,179	66,624,914,548

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2020
(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2020	20,150	$20,150,116	67,698,494,244	$6,769,849	$7,618,245	$(28,636,479)	$5,901,731
Issuance of common stock in connection with cashless exercise of Series A warrants	-	-	4,798,932,767	479,894	(479,894)	-	-
Stock-based compensation expense	-	-	-	-	81,944	-	81,944
Net loss	-	-	-	-	-	(691,294)	(691,294)
Balance – March 31, 2020	20,150	$20,150,116	72,497,427,011	$7,249,743	$7,220,295	$(29,327,773)	$5,292,381

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2019
(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2019	20,150	$20,150,116	66,623,514,522	$6,662,351	$7,348,390	$(25,734,088)	$8,426,769
Issuance of common stock in connection with cashless exercise of Series A warrants	-	-	10,872,544	1,087	(637)	-	450
Cumulative Effect on adoption of ASC 842	-	-	-	-	-	(103,015)	(103,015)
Stock-based compensation expense	-	-	-	-	113,079	-	113,079
Net loss						(1,112,529)	(1,112,529)
Balance – March 31, 2019	20,150	$20,150,116	66,634,387,066	$6,663,438	$7,460,832	$(26,949,632)	$7,324,754

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(691,294)	$(1,112,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	-	(3,002)
Depreciation and amortization	147,834	152,314
Loss on disposal of assets	-	25,427
Loss on investment	9,857	25,713
Amortization of right-of-use asset	158,724	162,782
Stock-based compensation expense	81,944	113,079

Changes in operating assets and liabilities:
Accounts receivable	(1,081)	14,989
Inventories	40,036	(61,407)
Prepaid expenses and vendor deposits	21,171	(43,276)
Contract assets	-	14,400
Other assets	3,958	839
Accounts payable	126,569	247,299
Accrued expenses	47,124	(252,310)
Contract liabilities	(3,756)	(201,928)
Lease liability	(140,374)	(143,233)
NET CASH USED IN OPERATING ACTIVITIES	(199,288)	(1,060,843)

INVESTING ACTIVITIES
Collection of note receivable	7,362	41,473
Purchases of property and equipment	(10,805)	-
Purchases of patent	(89,415)	-
NET CASH USED IN INVESTING ACTIVITIES	(92,858)	41,473

FINANCING ACTIVITIES
Principal payments on loan payable	(70,574)	(47,211)
NET CASH USED IN FINANCING ACTIVITIES	(70,574)	(47,211)

DECREASE IN CASH	(362,720)	(1,066,581)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	3,525,415	7,061,253
CASH AND CASH EQUIVALENTS — END OF PERIOD	$3,162,695	$5,994,672

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$35,256	$30,052

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. ORGANIZATION, GOING CONCERN, AND BASIS OF PRESENTATION

Organization

Healthier Choices Management Corp. (collectively, the “Company”, “we”, “us” and “our”)) is a holding company focused on providing consumers with healthier daily choices with respect to nutrition and other lifestyle alternatives. The Company currently operates nine retail vape stores in the Southeast region of the United States, through which it offers e-liquids, vaporizers and related products. The Company also operates Ada’s Natural Market, a natural and organic grocery store, through its wholly owned subsidiary Healthy Choice Markets, Inc and Paradise Health and Nutrition, stores that offer fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products and natural household items through its wholly owned subsidiary Healthy Choice Markets 2, LLC. The Company also sells vitamins and supplements on the Amazon.com marketplace through its wholly owned subsidiary Healthy U Wholesale, Inc. The Company markets the Q-Cup™ technology under the vape segment; this patented technology is based on a small, quartz cup called the Q-Cup™, which a customer partially fills with either cannabis or CBD concentrate (approximately 50 mg) purchased from a third party. The Q-Cup™ is then inserted into the Q-Cup™ Tank or Globe, that heats the cup from the outside without coming in direct contact with the solid concentrate. This Q-Cup™ technology provides significantly more efficiency and an “on the go” solution for consumers who prefer to vape concentrates either medicinally or recreationally.

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2020. Certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been omitted under the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for such year as filed with the SEC on May 13, 2020.

Note 2. GOING CONCERN AND LIQUIDITY

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

The Company incurred a loss from operations of approximately $0.7 million for the three months ended March 31, 2020. As of March 31, 2020, cash and cash equivalents totaled approximately 3.2 million. While we anticipate that our current cash, cash equivalents, and cash to be generated from operations will be sufficient to meet our projected operating plans for the foreseeable future through a year and a day from the issuance of these consolidated financial statements, should we require additional funds (either through equity or debt financings, collaborative agreements or from other sources), we have no commitments to obtain such additional financing and we may not be able to obtain any such additional financing on terms favorable to us, or at all.

Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Note 4. CONCENTRATIONS

Cash and Cash Equivalents

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. The majority of the Company’s cash and cash equivalents are concentrated in one large financial institution, which is in excess of Federal Deposit Insurance Corporation (FDIC) coverage.

A summary of the financial institutions that had a cash and cash equivalents in excess of FDIC limits of $250,000 at March 31, 2020 and December 31, 2019 is presented below:

March 31, 2020
Total Cash and cash equivalents in excess of FDIC limits of $250,000	$2,366,651

The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests, as deposits are held in excess of federally insured limits. The Company has not experienced any losses in such accounts.

Note 5. DISAGGREGATION OF REVENUES

The Company reports the following segments in accordance with management guidance: Vapor and Grocery. When the Company prepares its internal management reporting to evaluate business performance, we disaggregate revenue into the following categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended March 31,
	2020	2019
Vapor	$773,458	$1,224,042
Grocery	3,262,714	3,156,064
Total revenue	$4,036,172	$4,380,106

Retail Vapor	$773,458	$1,223,722
Retail Grocery	2,830,365	2,753,199
Food service/restaurant	329,139	347,651
Online/eCommerce	103,210	46,569
Wholesale Grocery	-	8,645
Wholesale Vapor	-	320
Total revenue	$4,036,172	$4,380,106

Note 6. INTANGIBLE ASSETS

Intangible assets, net are as follows:

March 31, 2020	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	8-10 years	$993,000	$(379,671)	$613,329
Customer relationships	4-10 years	1,228,000	(356,323)	871,677
Patents	10 years	359,665	(58,667)	300,998
Non-compete	4 years	174,000	(56,188)	117,812
Intangible assets, net		$2,754,665	$(850,849)	$1,903,816

December 31, 2019	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	8-10 years	993,000	(354,203)	638,797
Customer relationships	4-10 years	1,228,000	(293,260)	934,740
Patents	10 years	270,250	(49,027)	221,223
Non-compete	4 years	174,000	(45,313)	128,687
Intangible assets, net		$2,665,250	$(741,803)	$1,923,447

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense amounted to approximately $0.1 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively. Future annual estimated amortization expense is as follows:

Years ending December 31,
2020 (remaining nine months)	$325,193
2021	426,591
2022	411,206
2023	172,341
2024	172,341
Thereafter	396,144
Total	$1,903,816

Note 7. CONTRACT LIABILITIES

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

A summary of the net changes in contract liabilities activity for the three months ended March 31, 2020 and 2019 is presented below:

	March 31, 2020	March 31, 2019
Beginning balance as January 1,	$26,823	$442,630
Issued	60,309	74,894
Redeemed	(63,509)	(74,387)
Breakage recognized	(556)	(648)
Fulfillment of contract	-	(201,787)
Ending balance as of March 31,	$23,067	$240,702

Note 8. STOCKHOLDERS’ EQUITY

Series A Warrants

In the three months ended March 31, 2020, the Company issued 4.8 billion shares in connection with the cashless exercise of the Series A warrants.

Stock Options

A summary of Stock-based compensation expense recognized is presented below:

	Three Months Ended March 31,
	2020	2019
Stock-based compensation	$81,944	$113,079

Income (Loss) Per Share

The following table summarizes the Company’s securities, in common share equivalents, that have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Preferred stock	201,501,000,000	201,501,000,000
Stock options	68,062,000,000	68,012,000,000
Warrants	36,460,000,000	41,579,000,000
Total	306,023,000,000	311,092,000,000

Note 9. COMMITMENTS AND CONTINGENCIES

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

As of March 31, 2020, the Company has not accrued for a potential loss for these actions. Given the information received to date, the Company believes the allegations are without merit and intends to vigorously contest such actions. These lawsuits remain in the early stages and progressed minimally in 2020. With respect to legal costs, we record such costs as incurred.

Note 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events through July 1, 2020, the date on which the March 31, 2020 unaudited condensed financial statements were originally issued. There are no significant events that require disclosure in these financial statements, except as follows:

Cashless Exercises of Series A Warrants

From April 1, 2020 through July 1, 2020, there were 12 Series A Warrants exercised through the cashless exercise provision of such warrants. As a result, the Company issued 12.9 billion shares.

Renewal of Credit Line

On April 13, 2018, the Company agreed to a new revolving credit line of $2 million and a money market account of $2 million (“blocked account”) with Professional Bank in Coral Gables, Florida. On June 30, 2020, the Company reached agreement with Professional Bank to renew the credit line for one more year, and the next annual review will occur on or before July 15, 2021. The new agreement included a variable interest rate that it is based on a rate of 1.50% over what is earned on the collateral amount. The collateral amount established in the arrangement with the bank is $2 million.

Paycheck Protection Program

On May 15, 2020, Healthier Choices Management Corp.(the “Company”), was granted a loan (the “Loan”) from Customers Bank, in the aggregate amount of $876,515, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The Loan, which was in the form of a Note dated May 6, 2020 issued by the Company, matures on May 6, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on November 6, 2020. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred after May 6, 2020. The Company intends to use the entire Loan amount for these qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

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

Company Overview

Healthier Choices Management Corp. (collectively, the “Company”, “we”, “us” and “our”) is a holding company focused on providing consumers with healthier daily choices with respect to nutrition and other lifestyle alternatives. The Company currently operates nine retail vape stores in the Southeast region of the United States, through which it offers e-liquids, vaporizers and related products. The Company markets its Q-Cup™ technology under the vape segment. This Q-Cup™ technology provides significantly more efficiency and an “on the go” solution for consumers who prefer to vape concentrates either medicinally or recreationally. In October 2019, the Company announced the launch of the Q-Unit, a U.S. patented device made specifically for vaping concentrates.  The Q-Unit, which boasts a mechanism that prevents the concentrates from coming in direct contact with the heating element, allows consumers to vape uncut pure extract from a pure quartz cup. The Company also operates Ada’s Natural Market, a natural and organic grocery store, through its wholly owned subsidiary Healthy Choice Markets, Inc. and Paradise Health and Nutrition, stores that offer fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products and natural household items through its wholly owned subsidiary Healthy Choice Markets 2, LLC.

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

The Company incurred a loss from operations of approximately $0.7 million for the three months ended March 31, 2020. As of March 31, 2020, cash and cash equivalents totaled approximately $3.2 million. While we anticipate that our current cash, cash equivalents, and cash to be generated from operations will be sufficient to meet our projected operating plans for the foreseeable future through a year and a day from the issuance of these unaudited consolidated financial statements, should we require additional funds (either through equity or debt financings, collaborative agreements or from other sources) we have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 that is used in the following discussions of our results of operations:

	Three Months Ended March 31,		2020 to 2019
	2020	2019	Change $
SALES
Vapor sales, net	$773,458	$1,224,042	$(450,584)
Grocery sales, net	3,262,714	3,156,064	106,650
TOTAL SALES, NET	4,036,172	4,380,106	(343,934)

Cost of sales vapor	319,080	509,416	(190,336)
Cost of sales grocery	2,009,200	1,967,796	41,404
GROSS PROFIT	1,707,892	1,902,894	(195,002)

OPERATING EXPENSES
Selling, general and administrative	2,372,381	2,990,455	(618,074)
Total operating expenses	2,372,381	2,990,455	(618,074)
LOSS FROM OPERATIONS	(664,489)	(1,087,561)	423,072

OTHER INCOME (EXPENSE)
Gain (loss) on investment	(9,857)	(25,713)	15,856
Other income (expense)	(76)	(693)	617
Interest income (expense)	(16,872)	1,438	(18,310)
Total other income (expense), net	(26,805)	(24,968)	(1,837)

NET LOSS	$(691,294)	$(1,112,529)	$421,235

Net Vapor sales decreased $0.5 million to $0.8 million for the three months ended March 31, 2020 as compared to $1.2 million for the same period in 2019. The decrease in sales is primarily due to the decreased in foot traffic or temporary closure of some stores a result of the Coronavirus (COVID-19) pandemic during the three months ended March 31, 2020 as compared to the same period in 2019.

Net Grocery sales increased $0.1 million to $3.3 million for the three months ended March 31, 2020 as compared to $3.2 million for the same period in 2019. The increase in sales is primarily due to COVID-19 pandemic and the company new strategy to offer its customer the option to delivery or curb side pickup their orders.

Vapor cost of goods sold for the three months ended March 31, 2020 and 2019 were $0.3 million and $0.5 million, respectively, a decreased of $0.2 million. The decrease is primarily due to decreases in product costs during three months ended March 31, 2020 as compared to the same period in 2019. Gross profit was $0.5 million and $0.7 million for three months ended March 31, 2020 and 2019, respectively.

Grocery cost of goods sold for the three months ended March 31, 2020 and 2019 were $2.0 million and $2.0 million respectively, an increased of $41,000. The increase is primarily due to increases in sales and cost of goods sold from the COVID-19 pandemic. Gross profit was $1.3 million and $1.2 million for the three months ended March 31, 2020 and 2019, respectively.

Selling, general and administrative expenses decreased $0.6 million to $2.4 million for the three months ended March 31, 2020 compared to $3.0 million for the same period in 2019. The decrease is primarily attributable to decreases in payroll and employee related cost of $0.4 million, professional fees of $0.1 million, taxes, licenses & permits of $39,000, and stock compensation of $31,000.

Net other expense of $27,000 for the three months ended March 31, 2020 includes loss on investment of $10,000, and interest expense of $17,000. Net other expense of $25,000 for the three months ended March 31, 2019 includes a loss on investment of $26,000, partially offset by interest income of $1,000.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(199,288)	$(1,060,843)
Net cash provided by (used in) investing activities	(92,858)	41,473
Net cash used in financing activities	(70,574)	(47,211)
	$(362,720)	$(1,066,581)

Our net cash used in operating activities of $0.2 million for the three months ended March 31, 2020 resulted from a non-cash adjustment of $0.4 million, and a net cash usage of $0.1 million from changes in operating assets and liabilities, offset by a net loss of $0.7 million. Our net cash used in operating activities of $1.1 million for the three months ended March 31, 2019 resulted from a non-cash adjustment of $0.5 million, offset by a net loss of $1.1 million and a net cash usage of $0.4 million from changes in operating assets and liabilities.

The net cash used in investing activities of $0.1 million for the three months ended March 31, 2020 resulted from the issuance and collection of a note receivable, and purchases of a patent and property and equipment. The net cash provided by investing activities of $41,000 for the three months ended March 31, 2019 resulted from payments received on the VPR Brands L.P. Note.

The net cash used in financing activities of $0.1 million for the three months ended March 31, 2020 is due to payments on the loan payable. The net cash provided by financing activities of $47,000 for the three months ended March 31, 2019 is due to payments on the loan payable.

At March 31, 2020 and December 31, 2019, we did not have any material financial guarantees or other contractual commitments with vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. The majority of our cash and cash equivalents are concentrated in three financial institutions and are generally in excess of the FDIC insurance limit. The Company has not experienced any losses on its cash and cash equivalents. The following table presents the Company’s cash position as of March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
Cash	$3,162,695	$3,525,415
Total assets	$13,356,308	$14,006,669
Percentage of total assets	23.68%	25.17%

The Company reported a net loss of $0.7 million for the three months ended March 31, 2020. The Company also had positive working capital of $1.4 million. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to satisfy warrant obligations, and to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosure of commitments and contingencies at the date of the condensed consolidated financial statements.

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

There have been no material changes to the Company’s critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the 2019 Annual Report, which we believe are the most critical to our business and the understanding of our results of operations and affect the more significant judgments and estimates that we use in the preparation of our condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, did not carry out an evaluation on internal controls as of March 31, 2020 in regard to the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. As an evaluation was not carried out, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of March 31, 2020 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Changes in Internal Control over Financial Reporting

Following this assessment and during the three months ended March 31, 2020, we have undertaken an action plan to strengthen internal controls and procedures:

●
We continue to improve the process around inventory controls and throughout the current year, we are planning to perform a blind-counts for 100% of our overall inventory value with the purpose of validating our inventory records and increasing the staff knowledge around the importance of the new inventory procedures implemented. In addition, we are transitioning the independent third-party counts to a new company with the purposes of improving the accuracy of the quarterly and yearly counts perform for all retail stores. Due to the Coronavirus pandemic ("COVID-19") that started in early March 2020, the company was not able to conduct any independent third-party counts for the three months ended March 31, 2020.

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

As of March 31, 2020, the Company has not accrued for a potential loss for these actions. Given the information received to date, the Company believes the allegations are without merit and intends to vigorously contest such actions. These lawsuits remain in the early stages and progressed minimally in 2020. With respect to legal costs, we record such costs as incurred.

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

HEALTHIER CHOICES MANAGEMENT CORP.

Date: July 1, 2020	By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer

Date: July 1, 2020	By:	/s/ John Ollet
John Ollet
Chief Financial Officer