Form 10-Q
period 2020-06-30
Healthier Choices Management Corp.
filed 2020-08-19
CIK 844856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 19, 2020, there were 105,110,848,016 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,147,103	$1,525,415
Accounts receivable, net	26,992	65,401
Inventories	1,779,923	1,757,012
Prepaid expenses and vendor deposits	298,520	269,833
Investment	12,857	24,000
TOTAL CURRENT ASSETS	3,265,395	3,641,661

Restricted cash	2,000,000	2,000,000
Property and equipment, net of accumulated depreciation	287,837	332,290
Intangible assets, net of accumulated amortization	1,795,418	1,923,447
Goodwill	956,000	956,000
Note receivable	333,396	343,387
Right of use asset – operating lease, net	4,396,343	4,663,019
Other assets	142,668	146,865

TOTAL ASSETS	$13,177,057	$14,006,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$929,799	$825,860
Contract liabilities	21,386	26,823
Current portion of line of credit	2,000,000	2,000,000
Current portion of loan payment	651,187	282,344
Operating lease liability, current	536,152	555,959
TOTAL CURRENT LIABILITIES	4,138,524	3,690,986

Loan payable, net of current portion	1,237,060	869,223
Operating lease liability, net of current	3,335,437	3,544,729
TOTAL LIABILITIES	8,711,021	8,104,938

COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)

STOCKHOLDERS’ EQUITY
Series B convertible preferred stock, $1,000 par value per share, 30,000 shares authorized; 20,150 shares issued and outstanding as of June 30, 2020 and December 31, 2019; aggregate liquidation preference of $20.2 million	20,150,116	20,150,116
Common Stock, $0.0001 par value per share, 750,000,000,000 shares authorized; approximately 87.6 and 67.7 billion shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	8,755,829	6,769,849
Additional paid-in capital	5,706,544	7,618,245
Accumulated deficit	(30,146,453)	(28,636,479)
TOTAL STOCKHOLDERS’ EQUITY	4,466,036	5,901,731

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,177,057	$14,006,669

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
SALES
Vapor sales, net	$520,877	$1,085,259	$1,294,334	$2,309,300
Grocery sales, net	2,788,035	2,731,754	6,050,749	5,887,819
TOTAL SALES, NET	3,308,912	3,817,013	7,345,083	8,197,119

Cost of sales vapor	212,457	442,931	531,537	952,347
Cost of sales grocery	1,723,161	1,711,791	3,732,362	3,679,587
GROSS PROFIT	1,373,294	1,662,291	3,081,184	3,565,185

OPERATING EXPENSES	2,168,159	2,534,492	4,540,540	5,524,947

LOSS FROM OPERATIONS	(794,865)	(872,201)	(1,459,356)	(1,959,762)

OTHER (EXPENSE) INCOME
Gain (loss) on investment	(1,286)	(19,286)	(11,143)	(44,999)
Interest income (expense), net	(22,529)	(12,827)	(39,475)	(12,082)
Total other (expense) income, net	(23,815)	(32,113)	(50,618)	(57,081)

NET LOSS	$(818,680)	$(904,314)	$(1,509,974)	$(2,016,843)

NET LOSS PER SHARE-BASIC AND DILUTED	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	81,189,670,235	66,642,629,630	75,564,076,780	66,635,948,138

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2020
(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – April 1, 2020	20,150	$20,150,116	72,497,427,011	$7,249,743	$7,220,295	$(29,327,773)	$5,292,381
Issuance of common stock in connection with cashless exercise of Series A warrants	-	-	15,060,869,587	1,506,086	(1,506,086)	-	-
Stock-based compensation expense	-	-	-	-	(7,665)	-	(7,665)
Net loss	-	-	-	-	-	(818,680)	(818,680)
Balance – June 30, 2020	20,150	$20,150,116	87,558,296,598	$8,755,829	$5,706,544	$(30,146,453)	$4,466,036

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2019
(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – April 1, 2019	20,150	$20,150,116	66,634,387,066	$6,663,438	$7,460,832	$(26,949,632)	$7,324,754
Issuance of common stock in connection with cashless exercise of Series A warrants	-	-	10,870,628	1,088	(637)	-	451
Stock-based compensation expense	-	-	-	-	83,175	-	83,175
Net loss						(904,314)	(904,314)
Balance – June 30, 2019	20,150	$20,150,116	66,645,257,694	$6,664,526	$7,543,370	$(27,853,946)	$6,504,066

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2020
(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2020	20,150	$20,150,116	67,698,494,244	$6,769,849	$7,618,245	$(28,636,479)	$5,901,731
Issuance of common stock in connection with cashless exercise of Series A warrants	-	-	19,859,802,354	1,985,980	(1,985,980)	-	-
Stock-based compensation expense	-	-	-	-	74,279	-	74,279
Net loss	-	-	-	-	-	(1,509,974)	(1,509,974)
Balance – June 30, 2020	20,150	$20,150,116	87,558,296,598	$8,755,829	$5,706,544	$(30,146,453)	$4,466,036

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2019
(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2019	20,150	$20,150,116	66,623,514,522	$6,662,351	$7,348,390	$(25,734,088)	$8,426,769
Issuance of common stock in connection with cashless exercise of Series A warrants	-	-	21,743,172	2,175	(1,274)	-	901
Cumulative Effect on adoption of ASC 842	-	-	-	-	-	(103,015)	(103,015)
Stock-based compensation expense	-	-	-	-	196,254	-	196,254
Net loss	-	-	-	-	-	(2,016,843)	(2,016,843)
Balance – June 30, 2019	20,150	$20,150,116	66,645,257,694	$6,664,526	$7,543,370	$(27,853,946)	$6,504,066

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(1,509,974)	$(2,016,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	286,559	302,277
Loss on disposal of assets	-	25,427
Loss on investment	11,143	44,999
Amortization of right-of-use asset	266,676	327,287
Stock-based compensation expense	74,279	196,254

Changes in operating assets and liabilities:
Accounts receivable	38,409	11,662
Inventories	(22,911)	(153,951)
Prepaid expenses and vendor deposits	(28,687)	34,893
Contract assets	-	14,400
Other assets	4,197	320
Accounts payable	119,686	9,526
Accrued expenses	(15,747)	(322,140)
Contract liabilities	(5,437)	(275,249)
Lease liability	(229,098)	(288,850)
NET CASH USED IN OPERATING ACTIVITIES	(1,010,905)	(2,089,988)

INVESTING ACTIVITIES
Collection of note receivable	9,991	87,154
Purchases of property and equipment	(24,663)	(4,584)
Purchases of patent	(89,415)	(25,000)
NET CASH USED IN INVESTING ACTIVITIES	(104,087)	57,570

FINANCING ACTIVITIES
Proceeds from line of credit	-	131,540
Principal payments on loan payable	736,680	(117,763)
NET CASH USED IN FINANCING ACTIVITIES	736,680	13,777

NET DECREASE IN CASH, CASH EQUIVALENT AND RESTRICTED CASH	(378,312)	(2,018,641)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH— BEGINNING OF PERIOD	3,525,415	7,061,253
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — END OF PERIOD	$3,147,103	$5,042,612

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$69,520	$69,220

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. ORGANIZATION

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

The Company incurred a loss from operations of approximately $1.5 million for the six months ended June 30, 2020. As of June 30, 2020, cash and cash equivalents totaled approximately $1.1 million, excluding a restricted cash of $2 million. While we anticipate that our current cash and cash equivalents to be generated from operations will be sufficient to meet our projected operating plans for the foreseeable future through a year and a day from the issuance of these consolidated financial statements, should we require additional funds (either through equity or debt financings, collaborative agreements or from other sources), we have no commitments to obtain such additional financing and we may not be able to obtain any such additional financing on terms favorable to us, or at all.

Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification

Certain amounts in the consolidated financial statements and related notes have been reclassified to conform to the current year presentation. Such reclassifications do not impact the Company's previously reported financial position or net income (loss).

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

Recently Adopted Accounting Pronouncements

The Company adopted Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). The amendment requires that the statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted ASU 2016-18 in the second quarter of 2020 using the retrospective transition method to each period presented. The adoption primarily resulted in the inclusion of the restricted cash balances within the overall cash balances and a reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheet. The adoption of this standard did not have a material impact on the condensed consolidated financial statements and is not expected to have a material impact for the foreseeable future. See “Cash and Cash Equivalents and Restricted Cash” above for further discussion of the effects of the adoption of ASU 2016-18 on the Company’s significant accounting policies.

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

Note 4. CONCENTRATIONS

Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the statement of cash flows:
	June 30, 2020	December 31, 2019
Cash and Cash Equivalent	$1,147,103	$1,525,415
Restricted cash, non-current portion	2,000,000	2,000,000
Total cash, cash equivalents and restricted cash	$3,147,103	$3,525,415

Restricted Cash

The Company’s restricted cash consists of cash that the Company is contractually obligated to maintain in a money market account in accordance with the terms of its April 2018 revolving credit line agreement. See Note 8 for further discussion.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Vapor	$520,877	$1,085,259	$1,294,334	$2,309,300
Grocery	2,788,035	2,731,754	6,050,749	5,887,819
Total revenue	$3,308,912	$3,817,013	$7,345,083	$8,197,119

Retail Vapor	$520,877	$1,085,181	$1,294,334	$2,308,904
Retail Grocery	2,453,446	2,380,537	5,283,811	5,010,081
Food service/restaurant	245,828	310,124	574,967	657,775
Online/eCommerce	82,940	34,632	186,150	204,855
Wholesale Grocery	5,821	6,462	5,821	15,107
Wholesale Vapor	-	77	-	397
Total revenue	$3,308,912	$3,817,013	$7,345,083	$8,197,119

Note 6. INTANGIBLE ASSETS

Intangible assets, net are as follows:

June 30, 2020	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	8-10 years	$993,000	$(405,141)	$587,859
Customer relationships	4-10 years	1,228,000	(419,385)	808,615
Patents	10 years	359,665	(67,658)	292,007
Non-compete	4 years	174,000	(67,063)	106,937
Intangible assets, net		$2,754,665	$(959,247)	$1,795,418

December 31, 2019	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	8-10 years	$993,000	(354,203)	$638,797
Customer relationships	4-10 years	1,228,000	(293,260)	934,740
Patents	10 years	270,250	(49,027)	221,223
Non-compete	4 years	174,000	(45,313)	128,687
Intangible assets, net		$2,665,250	$(741,803)	$1,923,447

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense amounted to approximately $0.2 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively. Future annual estimated amortization expense is as follows:

Years ending December 31,
2020 (remaining six months)	$216,796
2021	426,591
2022	411,206
2023	172,341
2024	172,341
Thereafter	396,143
Total	$1,795,418

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

A summary of the net changes in contract liabilities activity for the six months ended June 30, 2020 and 2019 is presented below:

	As of June 30,
	2020	2019
Beginning balance as January 1,	$26,823	$442,630
Issued	42,611	64,452
Redeemed	(47,580)	(67,781)
Breakage recognized	(244)	(1,222)
Fulfillment of contract	(224)	(270,698)
Ending balance as of June 30,	$21,386	$167,381

Note 8. DEBT

Line of Credit

On April 13, 2018, the Company agreed to a new revolving credit line of $2 million and a money market account of $2 million (“blocked account”) with Professional Bank in Coral Gables, Florida. On June 30, 2020, the Company reached agreement with Professional Bank to renew the credit line for one more year, and the next annual review will occur on or before July 15, 2021. The new agreement included a variable interest rate that it is based on a rate of 1.5% over what is earned on the collateral amount. The collateral amount established in the arrangement with the bank is $2 million. As of June 30, 2020, the Company had $2 million in the blocked account, which is recorded as restricted cash included in non-current assets.

Paycheck Protection Program

On May 15, 2020, the Company was granted a loan (the “Loan”) from Customers Bank, in the aggregate amount of $876,515, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

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

Note 9. STOCKHOLDERS’ EQUITY

Series A Warrants

In the six months ended June 30, 2020, the Company issued 19.9 billion shares in connection with the cashless exercise of the Series A warrants.

Stock Options

A summary of Stock-based compensation expense recognized is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock-based compensation	$(7,665)	$83,175	$74,279	$196,254

Income (Loss) Per Share

The following table summarizes the Company’s securities, in common share equivalents, that have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	As of June 30,
	2020	2019
Preferred stock	201,501,000,000	201,501,000,000
Stock options	68,062,000,000	68,012,000,000
Warrants	36,460,000,000	41,579,000,000
Total	306,023,000,000	311,092,000,000

Note 10. COMMITMENTS AND CONTINGENCIES

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

As of June 30, 2020, the Company has not accrued for a potential loss for these actions. Given the information received to date, the Company believes the allegations are without merit and intends to vigorously contest such actions. These lawsuits remain in the early stages and progressed minimally in 2020. With respect to legal costs, we record such costs as incurred.

Note 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events through August 19, 2020, the date on which the June 30, 2020 unaudited condensed financial statements were originally issued. There are no significant events that require disclosure in these financial statements, except as follows:

Cashless Exercises of Series A Warrants

From July 1, 2020 through August 19, 2020, the Company issued 17.6 billion of common stock shares in connection with Series A Warrants exercises.

Expiration of Series A Warrants

On July 27, 2020, the remaining Company Series A Warrants expired and the balance of outstanding warrants not exercised was 355,661 warrants.

Renewal of Credit Line

On April 13, 2018, the Company agreed to a new revolving credit line of $2 million and a money market account of $2 million (“blocked account”) with Professional Bank in Coral Gables, Florida. On August 4, 2020, the Company reached agreement with Professional Bank to renew the credit line thru May 13, 2022, and the next review will occur on or before the expiration date. The new agreement included a variable interest rate that it is based on a rate of 1.50% over what is earned on the collateral amount. The collateral amount established in the arrangement with the bank is $2 million.

Term Loan and Security Agreement

On August 18, 2020, the Company agreed to a term loan and security agreement (the “Loan”) in the aggregate of $2.7 million with Sabby Healthcare Master Fund, LTD and Sabby Volatility Warrant Master Fund, LTD (“collectively, the Lender”). The loan has a non-refundable discount of 5% to the face amount of the loan and it matures on November 16, 2020. The proceeds received from the Loan will be used solely for the purchase of personal protective equipment (“PPE”) and any related expenses from the transactions. The Lender is entitled to 20% of all Net profits received from the sales of the PPE goods through the maturity date.

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

The Company incurred a loss from operations of approximately $1.5 million for the six months ended June 30, 2020. As of June 30, 2020, cash and cash equivalents totaled approximately $1.1 million. While we anticipate that our current cash, cash equivalents, and cash to be generated from operations will be sufficient to meet our projected operating plans for the foreseeable future through a year and a day from the issuance of these unaudited consolidated financial statements, should we require additional funds (either through equity or debt financings, collaborative agreements or from other sources) we have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, the Company will further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated Statements of Operations for the three months ended June 30, 2020 and 2019 that is used in the following discussions of our results of operations:

	Three Months Ended June 30,		2020 to 2019
	2020	2019	Change $
SALES
Vapor sales, net	$520,877	$1,085,259	$(564,382)
Grocery sales, net	2,788,035	2,731,754	56,281
TOTAL SALES, NET	3,308,912	3,817,013	(508,101)

Cost of sales vapor	212,457	442,931	(230,474)
Cost of sales grocery	1,723,161	1,711,791	11,370
GROSS PROFIT	1,373,294	1,662,291	(288,997)

OPERATING EXPENSES
Selling, general and administrative	2,168,159	2,534,492	(366,333)
Total operating expenses	2,168,159	2,534,492	(366,333)
LOSS FROM OPERATIONS	(794,865)	(872,201)	77,336

OTHER INCOME (EXPENSE)
Gain (loss) on investment	(1,286)	(19,286)	18,000
Interest income (expense)	(22,529)	(12,827)	(9,702)
Total other income (expense), net	(23,815)	(32,113)	8,298

NET LOSS	$(818,680)	$(904,314)	$85,634

Net Vapor sales decreased $0.6 million to $0.5 million for the three months ended June 30, 2020 as compared to $1.1 million for the same period in 2019. The decrease in sales is primarily due to a major decreased in foot traffic or temporary closure of some stores a result of the Coronavirus (COVID-19) pandemic during the three months ended June 30, 2020 as compared to the same period in 2019.

Net Grocery sales increased $0.1 million to $2.8 million for the three months ended June 30, 2020 as compared to $2.7 million for the same period in 2019. The increase in sales is primarily due to COVID-19 pandemic and the company new strategy to offer its customer the option to delivery or curb side pickup their orders.

Vapor cost of goods sold for the three months ended June 30, 2020 and 2019 were $0.2 million and $0.4 million, respectively, a decreased of $0.2 million. The decrease is primarily due to decreases in product costs during three months ended June 30, 2020 as compared to the same period in 2019. Gross profit was $0.3 million and $0.6 million for three months ended June 30, 2020 and 2019, respectively.

Grocery cost of goods sold for the three months ended June 30, 2020 and 2019 were $1.7 million and $1.7 million respectively, an increased of $11,000. The increase is primarily due to increases in sales and cost of goods sold from the COVID-19 pandemic. Gross profit was $1.1 million and $1.0 million for the three months ended June 30, 2020 and 2019, respectively.

Selling, general and administrative expenses decreased $0.4 million to $2.2 million for the three months ended June 30, 2020 compared to $2.5 million for the same period in 2019. The decrease is primarily attributable to decreases in payroll and employee related cost of $0.1 million, stock compensation of $0.1 million,  meals, meals, travel and entertainment of $41,000, occupancy of $28,000, and insurance of $27,000.

Net other expense of $24,000 for the three months ended June 30, 2020 includes interest expense of $23,000, and loss on investment of $1,000, and Net other expense of $32,000 for the three months ended June 30, 2019 includes a loss on investment of $19,000, partially offset by interest income of $13,000.

The following table sets forth our unaudited consolidated Statements of Operations for the six months ended June 30, 2020 and 2019 that is used in the following discussions of our results of operations:

	Six Months Ended June 30,		2020 to 2019
	2020	2019	Change $
SALES
Vapor sales, net	$1,294,334	$2,309,300	$(1,014,966)
Grocery sales, net	6,050,749	5,887,819	162,930
TOTAL SALES, NET	7,345,083	8,197,119	(852,036)

Cost of sales vapor	531,537	952,347	(420,810)
Cost of sales grocery	3,732,362	3,679,587	52,775
GROSS PROFIT	3,081,184	3,565,185	(484,001)

OPERATING EXPENSES
Selling, general and administrative	4,540,540	5,524,947	(984,407)
Total operating expenses	4,540,540	5,524,947	(984,407)
LOSS FROM OPERATIONS	(1,459,356)	(1,959,762)	500,406

OTHER INCOME (EXPENSE)
Gain (loss) on investment	(11,143)	(44,999)	33,856
Interest income (expense)	(39,475)	(12,082)	(27,393)
Total other income (expense), net	(50,618)	(57,081)	6,463

NET LOSS	$(1,509,974)	$(2,016,843)	$506,869

Net Vapor sales decreased $1.0 million to $1.3 million for the six months ended June 30, 2020 as compared to $2.3 million for the same period in 2019. The decrease in sales is primarily due to a major decreased in foot traffic or temporary closure of some stores a result of the Coronavirus (COVID-19) pandemic and a decrease in the number of stores open during the six months ended June 30, 2020 as compared to the same period in 2019.

Net Grocery sales increased $0.2 million to $6.1 million for the six months ended June 30, 2020 as compared to $5.9 million for the same period in 2019. The increase in sales is primarily due to COVID-19 pandemic and the company new strategy to offer its customer the option to delivery or curb side pickup their orders.

Vapor cost of goods sold for the six months ended June 30, 2020 and 2019 were $0.5 million and $1.0 million, respectively, a decrease of $0.4 million. The decrease is primarily due to a decreased in sales and product cost. Gross profit was $0.8 million and $1.4 million for the six months ended June 30, 2020 and 2019, respectively.

Grocery cost of goods sold for the six months ended June 30, 2020 and 2019 were $3.7 million and $3.7 million, respectively, an increase of $0.1 million. The increase is primarily due to increases in sales and cost of goods sold from the COVID-19 pandemic. Gross profit was $2.3 million and $2.2 million for the six months ended June 30, 2019 and 2019, respectively.

Selling, general and administrative expenses decreased $1.0 million to $4.5 million for the six months ended June 30, 2020 compared to $5.5 million for the same period in 2019. The decrease is primarily attributable to increases in payroll and employee related cost of $0.5 million, stock-based compensation of $0.1 million, professional fees of $0.1 million, taxes, licenses & permits of $0.1 million, insurance of $45,000, and occupancy of $32,000.

Net other expense of $0.1 million for the six months ended June 30, 2020 was primarily due to an interest expense of $39,000, and a loss on investment of $11,000. Net other expense of $0.1 million for the six months ended June 30, 2019 includes a loss on investment of 45,000, and interest expense of $12,000.

The company did not incur activity from discontinued operations for the six months ended June 30, 2020 or for the same period in 2019.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(1,010,905)	$(2,089,988)
Net cash provided by (used in) investing activities	(104,087)	57,570
Net cash provided by financing activities	736,680	13,777
	$(378,312)	$(2,018,641)

Our net cash used in operating activities of $1.0 million for the six months ended June 30, 2020 resulted from a net loss of $1.5 million, and a net cash usage of $0.1 million from changes in operating assets and liabilities, offset by a non-cash adjustment of $0.6 million. Our net cash used in operating activities of $2.1 million for the six months ended June 30, 2019 resulted from a net loss of $2.0 million and a net cash usage of $1.0 million from changes in operating assets and liabilities, offset by a non-cash adjustment of $0.9 million.

The net cash used in investing activities of $0.1 million for the six months ended June 30, 2020 resulted from the issuance and collection of a note receivable, and purchases of a patent and property and equipment. The net cash provided by investing activities of $58,000 for the six months ended June 30, 2019 resulted from payments received on the VPR Brands L.P. Note.

The net cash provided by financing activities of $0.7 million for the six months ended June 30, 2020 is due to proceeds received from the Payroll Protection Plan of $0.9 million, offset by loan of payments of $0.7 million on the loan payable. The net cash provided by financing activities of $14,000 for the six months ended June 30, 2019 is due to payments on the loan payable.

At June 30, 2020 and December 31, 2019, we did not have any material financial guarantees or other contractual commitments with vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. The majority of our cash and cash equivalents are concentrated in three financial institutions and are generally in excess of the FDIC insurance limit. The Company has not experienced any losses on its cash and cash equivalents. The following table presents the Company’s cash position as of June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
Cash	$1,147,103	$1,525,415
Total assets	$13,177,057	$13,177,057
Percentage of total assets	8.71%	11.58%

The Company reported a net loss of $1.5 million for the six months ended June 30, 2020. The Company also had negative working capital of $0.9 million. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to satisfy warrant obligations, and to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, did not carry out an evaluation on internal controls as of June 30, 2020 in regard to the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. As an evaluation was not carried out, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

During the second quarter of 2020, the Company's independent auditors identified a material weakness in our internal controls and procedures over the adoption of Accounting Standard Codification ("ASC") 230, Restricted cash. The material weakness in internal control over financial reporting resulted in a reclassification to the presentation of the Company's prior period financial statements. These reclassifications were done to conform to the presentation of the current financial statement and they had no effect on the previously reported net loss.

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of June 30, 2020 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Changes in Internal Control over Financial Reporting

Following this assessment and during the six months ended June 30, 2020, we have undertaken an action plan to strengthen internal controls and procedures:

●
We continue to improve the process around inventory controls and throughout the current year, we are planning to perform a blind-counts for 100% of our overall inventory value with the purpose of validating our inventory records and increasing the staff knowledge around the importance of the new inventory procedures implemented. In addition, we are transitioning the independent third-party counts to a new company with the purposes of improving the accuracy of the quarterly and yearly counts perform for all retail stores. Due to the Coronavirus pandemic ("COVID-19") that started in early March 2020, the company was not able to conduct any independent third-party counts for the six months ended June 30, 2020.

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

As of June 30, 2020, the Company has not accrued for a potential loss for these actions. Given the information received to date, the Company believes the allegations are without merit and intends to vigorously contest such actions. These lawsuits remain in the early stages and progressed minimally in 2020. With respect to legal costs, we record such costs as incurred.

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

HEALTHIER CHOICES MANAGEMENT CORP.

Date: August 19, 2020	By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer

Date: August 19, 2020	By:	/s/ John Ollet
John Ollet
Chief Financial Officer