Form 10-Q
period 2020-09-30
Healthier Choices Management Corp.
filed 2020-11-18
CIK 844856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 18, 2020, there were 105,110,848,017 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$602,318	$1,525,415
Accounts receivable, net	85,527	65,401
Inventories	1,785,959	1,757,012
Prepaid expenses and vendor deposits	328,008	269,833
Investment	10,286	24,000
TOTAL CURRENT ASSETS	2,812,098	3,641,661

Restricted cash	4,386,081	2,000,000
Property and equipment, net of accumulated depreciation	258,774	332,290
Intangible assets, net of accumulated amortization	1,346,374	1,923,447
Goodwill	916,000	956,000
Note receivable	319,620	343,387
Right of use asset – operating lease, net	4,234,280	4,663,019
Other assets	89,595	146,865

TOTAL ASSETS	$14,362,822	$14,006,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,090,831	$825,860
Contract liabilities	19,400	26,823
Current portion of line of credit	2,000,000	2,000,000
Current portion of loan payment	3,392,466	282,344
Operating lease liability, current	502,289	555,959
TOTAL CURRENT LIABILITIES	7,004,986	3,690,986

Loan payable, net of current portion	965,675	869,223
Operating lease liability, net of current	3,225,215	3,544,729
TOTAL LIABILITIES	11,195,876	8,104,938

COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)

STOCKHOLDERS’ EQUITY
Series B convertible preferred stock, $1,000 par value per share, 30,000 shares authorized; 20,150 shares issued and outstanding as of September 30, 2020 and December 31, 2019; aggregate liquidation preference of $20.2 million	20,150,116	20,150,116
Common Stock, $0.0001 par value per share, 750,000,000,000 shares authorized; approximately 105.1 and 67.7 billion shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	10,511,085	6,769,849
Additional paid-in capital	3,953,163	7,618,245
Accumulated deficit	(31,447,418)	(28,636,479)
TOTAL STOCKHOLDERS’ EQUITY	3,166,946	5,901,731

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,362,822	$14,006,669

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
SALES
Vapor sales, net	$594,145	$898,229	$1,888,480	$3,207,530
Grocery sales, net	2,753,648	2,520,101	8,804,397	8,407,919
TOTAL SALES, NET	3,347,793	3,418,330	10,692,877	11,615,449

Cost of sales vapor	256,461	385,208	787,998	1,337,555
Cost of sales grocery	1,729,213	1,629,980	5,461,574	5,309,567
GROSS PROFIT	1,362,119	1,403,142	4,443,305	4,968,327

Selling, general and administrative	2,195,275	2,532,505	6,735,815	8,057,452
Impairment of intangible assets	380,646	-	380,646	-
OPERATING EXPENSES	2,575,921	2,532,505	7,116,461	8,057,452

LOSS FROM OPERATIONS	(1,213,802)	(1,129,363)	(2,673,156)	(3,089,125)

OTHER (EXPENSE) INCOME
Gain (loss) on investment	(2,571)	(12,514)	(13,714)	(57,514)
Other expense, net	-	(146)	(100)	(838)
Interest income (expense), net	(84,592)	(8,280)	(123,969)	(19,669)
Total other (expense) income, net	(87,163)	(20,940)	(137,783)	(78,021)

NET LOSS	$(1,300,965)	$(1,150,303)	$(2,810,939)	$(3,167,146)

NET LOSS PER SHARE-BASIC AND DILUTED	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	102,108,302,961	66,929,136,282	84,476,736,667	66,734,751,470

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020
(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – July 1, 2020	20,150	$20,150,116	87,558,296,598	$8,755,829	$5,706,544	$(30,146,453)	$4,466,036
Issuance of common stock in connection with cashless exercise of Series A warrants	-	-	17,552,551,418	1,755,255	(1,755,255)	-	-
Stock-based compensation expense	-	-	-	-	1,875	-	1,875
Net loss	-	-	-	-	-	(1,300,965)	(1,300,965)
Balance – September 30, 2020	20,150	$20,150,116	105,110,848,016	$10,511,084	$3,953,164	$(31,447,418)	$3,166,946

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019
(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – July 1, 2019	20,150	$20,150,116	66,645,257,694	$6,664,526	$7,543,370	$(27,853,946)	$6,504,066
Issuance of common stock in connection with cashless exercise of Series A warrants	-	-	53,236,547	5,323	(3,112)	-	2,211
Issuance of awarded stock for board members	-	-	1,000,000,000	100,000	(100,000)	-	-
Stock-based compensation expense	-	-	-	-	147,570	-	147,570
Net loss						(1,150,303)	(1,150,303)
Balance – September 30, 2019	20,150	$20,150,116	67,698,494,241	$6,769,849	$7,587,828	$(29,004,249)	$5,503,544

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020
(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2020	20,150	$20,150,116	67,698,494,244	$6,769,849	$7,618,245	$(28,636,479)	$5,901,731
Issuance of common stock in connection with cashless exercise of Series A warrants	-	-	37,412,353,772	3,741,235	(3,741,235)	-	-
Stock-based compensation expense	-	-	-	-	76,154	-	76,154
Net loss	-	-	-	-	-	(2,810,939)	(2,810,939)
Balance – September 30, 2020	20,150	$20,150,116	105,110,848,016	$10,511,084	$3,953,164	$(31,447,418)	$3,166,946

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2019	20,150	$20,150,116	66,623,514,522	$6,662,351	$7,348,390	$(25,734,088)	$8,426,769
Issuance of common stock in connection with cashless exercise of Series A warrants	-	-	74,979,719	7,498	(4,386)	-	3,112
Cumulative Effect on adoption of ASC 842	-	-	1,000,000,000	100,000	(100,000)	-	-
Cumulative Effect on adoption of ASC 842	-	-	-	-	-	(103,015)	(103,015)
Stock-based compensation expense	-	-	-	-	343,824	-	343,824
Net loss						(3,167,146)	(3,167,146)
Balance – September 30, 2019	20,150	$20,150,116	67,698,494,241	$6,769,849	$7,587,828	$(29,004,249)	$5,503,544

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(2,810,939)	$(3,167,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	-	(3,002)
Depreciation and amortization	424,020	449,071
Loss on disposal of assets	-	25,427
Loss on investment	13,714	57,514
Amortization of right-of-use asset	428,740	459,760
Stock-based compensation expense	76,154	343,824
Impairment of intangible assets	380,646	-

Changes in operating assets and liabilities:
Accounts receivable	(20,126)	12,582
Inventories	(28,947)	(16,606)
Prepaid expenses and vendor deposits	(58,175)	94,110
Contract assets	-	14,400
Other assets	57,270	(3,423)
Accounts payable	267,220	(155,910)
Accrued expenses	(2,249)	(294,211)
Contract liabilities	(7,423)	(268,302)
Lease liability	(373,184)	(402,857)
NET CASH USED IN OPERATING ACTIVITIES	(1,653,279)	(2,854,769)

INVESTING ACTIVITIES
Collection of note receivable	23,767	137,250
Purchases of property and equipment	(24,663)	(12,967)
Purchases of patent	(89,415)	(25,000)
NET CASH USED IN INVESTING ACTIVITIES	(90,311)	99,283

FINANCING ACTIVITIES
Proceeds from line of credit	-	131,540
Principal payments on loan payable	(209,941)	(188,323)
Proceeds from paycheck protection program	876,515	-
Proceeds from loan and security agreement	2,540,000	-
NET CASH USED IN FINANCING ACTIVITIES	3,206,574	(56,783)

NET DECREASE IN CASH, CASH EQUIVALENT AND RESTRICTED CASH	1,462,984	(2,812,269)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH— BEGINNING OF PERIOD	3,525,415	7,061,253
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — END OF PERIOD	$4,988,399	$4,248,984

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$161,876	$107,646

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

COVID-19 Management Update

In March 2020, the outbreak of COVID-19 (coronavirus) caused by a novel strain of the coronavirus has recently been recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in the markets in which the Company operates.  The COVID-19 outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses, “shelter in place” and other governmental regulations, reduced consumer spending due to both job losses and other effects attributable to the COVID-19, and there are many unknowns. The Company has adjusted certain aspects of the operations to protect their employees and customers while still meeting customers’ needs. While to date the Company has not been required to close any of its stores, the Company is currently operating under regular hours and we are expecting COVID-19 to have a long-term beneficial impact to the future financial results of the grocery segment. The Company continues to monitor the impact of the COVID-19 outbreak closely.  The extent to which the COVID-19 outbreak will impact our operations is manageable, and there is no imminent risk on business continuity and future operation.

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

The Company incurred a loss from operations of approximately $2.7 million for the nine months ended September 30, 2020. As of September 30, 2020, cash and cash equivalents totaled approximately $0.6 million. equivalents to be generated from operations will not be sufficient to cover our projected operating expenses for the foreseeable future. Management believes these conditions raises substantial doubt about the Company's ability to continue as a going concern within a year and a day from the issuance of these consolidated financial statements. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate significant revenue and raise additional funds (either through equity or debt financings, collaborative agreements or from other sources). There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain a sufficient cash balance or report profitable operations to continue as a going concern.

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

Note 4. CONCENTRATIONS

Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the statement of cash flows:
	September 30, 2020	December 31, 2019
Cash and Cash Equivalent	$602,318	$1,525,415
Restricted cash, non-current portion	4,386,081	2,000,000
Total cash, cash equivalents and restricted cash	$4,988,399	$3,525,415

Restricted Cash

The Company's restricted cash consists of cash balances which are restricted as to withdrawal or usage under the August 2020 Loan and Security agreement and cash balances obligated to maintain in a money market account as per the April 2018 revolving credit line agreement. See Note 8 for further discussions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Vapor	$594,145	$898,229	$1,888,480	$3,207,530
Grocery	2,753,648	2,520,101	8,804,397	8,407,919
Total revenue	$3,347,793	$3,418,330	$10,692,877	$11,615,449

Retail Vapor	$594,145	$898,216	$1,888,480	$3,207,120
Retail Grocery	2,369,942	2,168,645	7,707,101	7,302,378
Food service/restaurant	248,757	291,435	823,724	949,211
Online/eCommerce	75,009	45,927	261,158	127,129
Wholesale Grocery	59,940	14,094	12,414	29,201
Wholesale Vapor	-	13	-	410
Total revenue	$3,347,793	$3,418,330	$10,692,877	$11,615,449

Note 6. INTANGIBLE ASSETS

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-35-23, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-35-23 requires that a company recognize an impairment loss if, and only if, the carrying amount of a long-lived asset (asset group) is not recoverable from the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset (the “Recoverable Amount”) and if the carrying amount exceeds the asset’s fair value.

As part of management's qualitative analysis at September 30, 2020 to determine whether any triggering events have occurred since the last impairment test in December 30, 2019, which would indicate an impairment. Management determined that triggering events had occurred through the nine month ended September 30, 2020 and recorded an impairment to intangible assets.

The Company determined that the carrying value of intangible assets for the Vitamin Store are not recoverable based on the monthly average sales for the nine months ended September 30, 2020. The Company concluded that the intangible assets was impaired and recorded an impairment charges of $0.4 million for the nine months ended September 30, 2020.  The Company did not have an impairment charge for the same period in 2019.

Intangible assets, net are as follows:

September 30, 2020	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	8-10 years	$923,000	$(418,068)	$504,932
Customer relationships	4-10 years	883,000	(420,635)	462,365
Patents	10 years	359,665	(76,650)	283,015
Non-compete	4 years	174,000	(77,938)	96,062
Intangible assets, net		$2,339,665	$(993,291)	$1,346,374

December 31, 2019	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	8-10 years	$993,000	(354,203)	$638,797
Customer relationships	4-10 years	1,228,000	(293,260)	934,740
Patents	10 years	270,250	(49,027)	221,223
Non-compete	4 years	174,000	(45,313)	128,687
Intangible assets, net		$2,665,250	$(741,803)	$1,923,447

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense amounted to approximately $0.3 million and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively. Future annual estimated amortization expense is as follows:

Years ending December 31,
2020 (remaining three months)	$98,023
2021	385,091
2022	369,706
2023	130,841
2024	130,841
Thereafter	231,872
Total	$1,346,374

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

A summary of the net changes in contract liabilities activity for the nine months ended September 30, 2020 and 2019 is presented below:

	As of September 30,
	2020	2019
Beginning balance as January 1,	$26,823	$442,630
Issued	33,221	50,778
Redeemed	(39,405)	(57,319)
Breakage recognized	(341)	(1,563)
Fulfillment of contract	(898)	(260,198)
Ending balance as of September 30,	$19,400	$174,328

Note 8. DEBT

The following table provides a breakdown of the Company's debt as of September 30, 2020 is presented below:

	Principal	Debt Discount	Net Amount
Line of Credit	$2,000,000	$-	$2,000,000
Term Loan Credit Agreement	870,925	-	870,925
Paycheck Protection Program	880,051	-	880,051
Loan and Security Agreement ("PPE Loan")	2,667,000	(66,322)	2,600,678
Other debt	6,487	-	6,487
Total debt	$6,424,463	$(66,322)	$6,358,141

Line of Credit

On April 13, 2018, the Company agreed to a new revolving credit line of $2 million and a money market account of $2 million (“blocked account”) with Professional Bank in Coral Gables, Florida. On September 30, 2020, the Company reached agreement with Professional Bank to renew the credit line for one more year, and the next annual review will occur on or before July 15, 2021. The new agreement included a variable interest rate that it is based on a rate of 1.5% over what is earned on the collateral amount. The collateral amount established in the arrangement with the bank is $2 million. As of September 30, 2020, the Company had $2 million in the blocked account, which is recorded as restricted cash included in non-current assets.

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

Loan and Security Agreement

On August 18, 2020, the Company agreed to a loan and security agreement (the “Loan”) in the aggregate of $2.7 million with Sabby Healthcare Master Fund, LTD and Sabby Volatility Warrant Master Fund, LTD (“collectively, the Lender”). The loan has a non-refundable discount of 5% to the face amount of the loan and it matures on November 16, 2020. The debt obligations from the loan are secured by the assets of the Company.  The proceeds received from the Loan were record as restricted cash included in non-current assets. The proceeds will be used solely for the purchase of personal protective equipment (“PPE”) and any related expenses from the transactions. The Lender is entitled to 20% of all Net profits received from the sales of the PPE goods through the maturity date.

Note 9. STOCKHOLDERS’ EQUITY

Series A Warrants

In the nine months ended September 30, 2020, the Company issued 37.4 billion shares in connection with the cashless exercise of the Series A warrants.

On July 27, 2020, the remaining Company Series A Warrants expired and the balance of outstanding warrants not exercised was 355,661 warrants.

Series C Stock

On September 25, 2020, the Company entered into agreements with certain holders of its Series B Convertible Preferred Stock to exchange all the Series B Stock for 20,150.1153 shares of Series C Stock. Each share of Series C Stock has a stated value equal to $1,000 and is convertible into Common Stock on a fixed basis at a conversion price of $0.0001 per share. As of the end of the third quarter of 2020, the closing of the stock exchange had not occurred.

Stock Options

A summary of Stock-based compensation expense recognized is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock-based compensation	$1,875	$147,570	$76,154	$343,824

Income (Loss) Per Share

The following table summarizes the Company’s securities, in common share equivalents, that have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	As of September 30,
	2020	2019
Preferred stock	201,501,000,000	201,501,000,000
Stock options	68,062,000,000	91,062,000,000
Warrants	-	41,420,000,000
Total	269,563,000,000	333,983,000,000

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

As of September 30, 2020, the Company has not accrued for a potential loss for these actions. Given the information received to date, the Company intends to vigorously contest these lawsuits as they are in the early stages and progressed minimally in 2020. With respect to legal costs, we record such costs as incurred.

Note 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events through November 18, 2020, the date on which the September 30, 2020 unaudited condensed financial statements were originally issued. There are no significant events that require disclosure in these financial statements, except as follows:

Series C Stock

On November 17, 2020, the Company finalized the closing of the stock exchange with certain holders of its Series B Convertible Preferred Stock to exchange all the Series B Stock for 20,150.1153 shares of Series C Stock. Each share of Series C Stock has a stated value equal to $1,000 and is convertible into Common Stock on a fixed basis at a conversion price of $0.0001 per share.

Term Loan and Security Agreement Extension

On November 10, 2020, the Company received a written notice from Sabby Healthcare Master Fund, LTD and Sabby Volatility Warrant Master Fund, LTD (“collectively, the Lender”) agreeing to the requested extension for the term loan and security agreement (the “Loan”) that matures on November 16, 2020. The loan extension matures on January 16, 2021 and it bears interest at a rate of 5% per annum, payable monthly commencing on the first day of the first month following the acceptance date of the extension.

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

The Company incurred a loss from operations of approximately $2.8 million for the nine months ended September 30, 2020. As of September 30, 2020, cash and cash equivalents totaled approximately $0.6 million. The Company expects to continue incurring losses for the foreseeable future and we anticipate that our current cash and cash equivalents to be generated from operations will not be sufficient to cover our projected operating expenses for the foreseeable future. Management believes these conditions raises substantial doubt about the Company's ability to continue as a going concern within a year and a day from the issuance of these consolidated financial statements. Should we require additional funds (either through equity or debt financing, collaborative agreements or from other sources) we have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. The inability to raise additional financing may have a material adverse effect on the future performance of the Company.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated Statements of Operations for the three months ended September 30, 2020 and 2019 that is used in the following discussions of our results of operations:

	Three Months Ended September 30,		2020 to 2019
	2020	2019	Change $
SALES
Vapor sales, net	$594,145	$898,229	$(304,084)
Grocery sales, net	2,753,648	2,520,101	233,547
TOTAL SALES, NET	3,347,793	3,418,330	(70,537)

Cost of sales vapor	256,461	385,208	(128,747)
Cost of sales grocery	1,729,213	1,629,980	99,233
GROSS PROFIT	1,362,119	1,403,142	(41,023)

OPERATING EXPENSES
Selling, general and administrative	2,195,275	2,532,505	(337,230)
Impairment of intangible assets	380,646	-	380,646
Total operating expenses	2,575,921	2,532,505	43,416
LOSS FROM OPERATIONS	(1,213,802)	(1,129,363)	(84,439)

OTHER INCOME (EXPENSE)
Gain (loss) on investment	(2,571)	(12,514)	9,943
Other Income (expense)	-	(146)	146
Interest income (expense)	(84,592)	(8,280)	(76,312)
Total other income (expense), net	(87,163)	(20,940)	(66,223)

NET LOSS	$(1,300,965)	$(1,150,303)	$(150,662)

Net Vapor sales decreased $0.3 million to $0.6 million for the three months ended September 30, 2020 as compared to $0.9 million for the same period in 2019. The decrease in sales is primarily due to a major decreased in foot traffic or temporary closure of some stores a result of the Coronavirus (COVID-19) pandemic during the three months ended September 30, 2020 as compared to the same period in 2019.

Net Grocery sales increased $0.2 million to $2.8 million for the three months ended September 30, 2020 as compared to $2.5 million for the same period in 2019. The increase in sales is primarily due to COVID-19 pandemic and the company new strategy to offer its customer the option to delivery or curb side pickup their orders.

Vapor cost of goods sold for the three months ended September 30, 2020 and 2019 were $0.3 million and $0.4 million, respectively, a decreased of $0.1 million. The decrease is primarily due to decreases in product costs during three months ended September 30, 2020 as compared to the same period in 2019. Gross profit was $0.3 million and $0.5 million for three months ended September 30, 2020 and 2019, respectively.

Grocery cost of goods sold for the three months ended September 30, 2020 and 2019 were $1.7 million and $1.6 million respectively, an increased of $99,000. The increase is primarily due to increases in sales and cost of goods sold from the COVID-19 pandemic. Gross profit was $1.0 million and $0.9 million for the three months ended September 30, 2020 and 2019, respectively.

Total operating expenses increased $43,000 to $2.6 million for the three months ended September 30, 2020 compared to $2.5 million for the same period in 2019. The increase is primarily attributable to an impairment of intangible assets of $0.4 million, offset by ,decreases in payroll and employee related cost of $0.1 million, stock compensation of $0.1 million, insurance of $43,000, meals, meals, travel and entertainment of $30,000, and occupancy of $9,000.

Net other expense of $87,000 for the three months ended September 30, 2020 includes interest expense of $85,000, and loss on investment of $3,000. Net other expense of $21,000 for the three months ended September 30, 2019 includes a loss on investment of $13,000, partially offset by interest income of $8,000.

The following table sets forth our unaudited consolidated Statements of Operations for the nine months ended September 30, 2020 and 2019 that is used in the following discussions of our results of operations:

	Nine Months Ended September 30,		2020 to 2019
	2020	2019	Change $
SALES
Vapor sales, net	$1,888,480	$3,207,530	$(1,319,050)
Grocery sales, net	8,804,397	8,407,919	396,478
TOTAL SALES, NET	10,692,877	11,615,449	(922,572)

Cost of sales vapor	787,998	1,337,555	(549,557)
Cost of sales grocery	5,461,574	5,309,567	152,007
GROSS PROFIT	4,443,305	4,968,327	(525,022)

OPERATING EXPENSES
Selling, general and administrative	6,735,815	8,057,452	(1,321,637)
Impairment of intangible assets	380,646	-	380,646
Total operating expenses	7,116,461	8,057,452	(940,991)
LOSS FROM OPERATIONS	(2,673,156)	(3,089,125)	415,969

OTHER INCOME (EXPENSE)
Gain (loss) on investment	(13,714)	(57,514)	43,800
Other income (expense)	(100)	(838)	738
Interest income (expense)	(123,969)	(19,669)	(104,300)
Total other income (expense), net	(137,783)	(78,021)	(59,762)

NET LOSS	$(2,810,939)	$(3,167,146)	$356,207

Net Vapor sales decreased $1.3 million to $1.9 million for the nine months ended September 30, 2020 as compared to $3.2 million for the same period in 2019. The decrease in sales is primarily due to a major decreased in foot traffic or temporary closure of some stores a result of the Coronavirus (COVID-19) pandemic and a decrease in the number of stores open during the nine months ended September 30, 2020 as compared to the same period in 2019.

Net Grocery sales increased $0.4 million to $8.8 million for the nine months ended September 30, 2020 as compared to $8.4 million for the same period in 2019. The increase in sales is primarily due to COVID-19 pandemic and the company new strategy to offer its customer the option to delivery or curb side pickup their orders.

Vapor cost of goods sold for the nine months ended September 30, 2020 and 2019 were $0.8 million and $1.3 million, respectively, a decrease of $0.6 million. The decrease is primarily due to a decreased in sales and product cost. Gross profit was $1.1 million and $1.9 million for the nine months ended September 30, 2020 and 2019, respectively.

Grocery cost of goods sold for the nine months ended September 30, 2020 and 2019 were $5.5 million and $5.3 million, respectively, an increase of $0.2 million. The increase is primarily due to increases in sales and cost of goods sold from the COVID-19 pandemic. Gross profit was $3.3 million and $3.1 million for the nine months ended September 30, 2019 and 2019, respectively.

Total operating expenses decreased $0.9 million to $7.1 million for the nine months ended September 30, 2020 compared to $8.1 million for the same period in 2019. The decrease is primarily attributable to decreases in payroll and employee related cost of $0.6 million, stock-based compensation of $0.3 million, professional fees of $0.1 million, taxes, licenses & permits of $0.1 million, insurance of $0.1 million, and occupancy of $42,000, offset by an impairment of intangible assets of $0.4 million.

Net other expense of $0.1 million for the nine months ended September 30, 2020 was primarily due to an interest expense of $0.1 million, and a loss on investment of $14,000. Net other expense of $0.1 million for the nine months ended September 30, 2019 includes a loss on investment of 58,000, and interest expense of $20,000.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(1,653,279)	$(2,854,769)
Net cash provided by (used in) investing activities	(90,311)	99,283
Net cash provided by financing activities	3,206,574	(56,783)
	$1,462,984	$(2,812,269)

Our net cash used in operating activities of $1.7 million for the nine months ended September 30, 2020 resulted from a net loss of $2.8 million, and a net cash usage of $0.2 million from changes in operating assets and liabilities, offset by a non-cash adjustment of $0.9 million. Our net cash used in operating activities of $2.9 million for the nine months ended September 30, 2019 resulted from a net loss of $3.2 million and a net cash usage of $1.0 million from changes in operating assets and liabilities, offset by a non-cash adjustment of $1.3 million.

The net cash used in investing activities of $0.1 million for the nine months ended September 30, 2020 resulted from the issuance and collection of a note receivable, and purchases of a patent and property and equipment. The net cash provided by investing activities of $99,000 for the nine months ended September 30, 2019 resulted from payments received on the VPR Brands L.P. Note.

The net cash provided by financing activities of $3.2 million for the nine months ended September 30, 2020 is due to proceeds received from the Term Loan of $2.5 million and loan of payments of $(0.2) million on the loan payable. The net cash provided by financing activities of $0.1 million for the nine months ended September 30, 2019 is due to payments on the loan payable.

At September 30, 2020 and December 31, 2019, we did not have any material financial guarantees or other contractual commitments with vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. The majority of our cash and cash equivalents are concentrated in three financial institutions and are generally in excess of the FDIC insurance limit. The Company has not experienced any losses on its cash and cash equivalents. The following table presents the Company’s cash position as of September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
Cash	$602,318	$1,525,415
Total assets	$14,362,822	$14,006,669
Percentage of total assets	4.19%	10.89%

The Company reported a net loss of $2.8 million for the nine months ended September 30, 2020. The Company also had negative working capital of $4.2 million. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to satisfy warrant obligations, and to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, did not carry out an evaluation on internal controls as of September 30, 2020 in regard to the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. As an evaluation was not carried out, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of September 30, 2020 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Changes in Internal Control over Financial Reporting

Following this assessment and during the nine months ended September 30, 2020, we have undertaken an action plan to strengthen internal controls and procedures:

●
We continue to improve the process around inventory controls and throughout the current year, we are planning to perform a blind-counts for 100% of our overall inventory value with the purpose of validating our inventory records and increasing the staff knowledge around the importance of the new inventory procedures implemented. In addition, we are transitioning the independent third-party counts to a new company with the purposes of improving the accuracy of the quarterly and yearly counts perform for all retail stores. Due to the Coronavirus pandemic ("COVID-19") that started in early March 2020, the company was not able to conduct any independent third-party counts for the nine months ended September 30, 2020.

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

As of September 30, 2020, the Company has not accrued for a potential loss for these actions. Given the information received to date, the Company intends to vigorously contest these lawsuits as they are in the early stages and progressed minimally in 2020. With respect to legal costs, we record such costs as incurred.

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

HEALTHIER CHOICES MANAGEMENT CORP.

Date: November 17, 2020	By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer

Date: November 17, 2020	By:	/s/ John Ollet
John Ollet
Chief Financial Officer