Form 10-K
period 2020-12-31
Healthier Choices Management Corp.
filed 2021-03-08
CIK 844856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management assessment of the effectiveness of its internal controls over financial reporting under Section 4049b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes No☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $8.8 million based on the June 30, 2020 closing price of $0.00 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 309,496,867,856 shares outstanding as of March 5, 2021.

PART I

Item 1. Business.

Healthier Choices Management Corp. (the “Company”) is a holding company focused on providing consumers with healthier daily choices with respect to nutrition and other lifestyle alternatives. The Company currently operates nine retail vape stores in the Southeast region of the United States, through which it offers e-liquids, vaporizers and related products. The Company also operates Ada’s Natural Market, a natural and organic grocery store, through its wholly owned subsidiary Healthy Choice Markets, Inc. and Paradise Health and Nutrition, stores that offer fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products and natural household items through its wholly owned subsidiary Healthy Choice Markets 2, LLC. The Company also sells vitamins and supplements on the Amazon.com marketplace through its wholly owned subsidiary Healthy U Wholesale, Inc. The Company also operates HCMC Intellectual Property Holdings, LLC, a new wholly owned subsidiary formed to hold, market and expand on its current intellectual property assets. The Company markets the Q-Cup™ technology under the vape segment; this patented technology is based on a small, quartz cup called the Q-Cup™, which a customer partially fills with either cannabis or CBD concentrate (approximately 50mg) purchased from a third party. The Q-Cup™ is then inserted into the Q-Cup™ Tank or Globe that heats the cup from the outside without coming in direct contact with the solid concentrate. This Q-Cup™ technology provides significantly more efficiency and an “on the go” solution for consumers who prefer to vape concentrates either medicinally or recreationally.

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

Sourcing and Vendors. We source from approximately 460 suppliers, and offer over 4,000 brands. These suppliers range from small independent businesses to multi-national conglomerates. As of December 31, 2020, we purchased approximately 70% of the goods we sell from our top 20 suppliers. For the fiscal year ended December 31, 2020, approximately 27% of our total purchases were from one vendor. We maintain good relations with all our suppliers and believe we have adequate alternative supply methods, including self-distribution.

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

The Grocery business and COVID-19

Starting March 2020, the COVID-19 pandemic had little impact on the grocery segment of the business, other than the Green Leaf Grill.  Demand for groceries, vitamins and supplements, and household products remained strong.  However, due to many local businesses temporarily closing and local dinning restrictions, the Green Leaf Grill located at Adas Natural Market was forced to temporarily close for most of 2020.

To address the impact of the virus, we have instituted strict cleaning protocols at all locations, provided PPP equipment for all employees and offered online ordering and curbside pick-up for all customers preferring to not enter the store.

VAPORIZER AND E-LIQUID BUSINESS

Retail Stores

While evaluating retail store operations in 2020, management decided to decrease the inventory levels on hand for all of its vape stores in March 2020, due to a major decreased in foot traffic or temporary closure of some stores a result of the Coronavirus (COVID-19) pandemic. Management decided not close any stores in 2020.

Vaporizers

“Vaporizers” are battery-powered products that enable users to inhale nicotine vapor. Regardless of their construction, they are comprised of three functional components:

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

Our Improvements and Product Development on Intellectual Property

We have developed, trademarked and are preparing to commercialize additional products. We include product development expenses as part of our operating expenses. In October 2018, we announced the granting of three US patents related to our Q-Cup™ technology. This Q-Cup™ technology provides microdosing potentially more efficiency depending on the vaping method and an “on the go” solution for consumers who prefer to vape concentrates either medicinally or recreationally. In addition, we have a suite of patent applications pending in the United States. There is no assurance that we will be awarded patents for of any of these pending patent applications.

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

Patent Enforcement

On November 30, 2020, the Company filed a patent infringement lawsuit against Philip Morris USA, Inc. and Philip Morris Products S.A. in the U.S. District Court for the Northern District of Georgia (the “Complaint”).  The lawsuit alleges infringement on HCMC-owned patent(s) by the Philip Morris product known and marketed as “IQOS™.”  Philip Morris claims that it is currently approaching 14 million users of its IQOS® product and has reportedly invested over $3 billion in their smokeless tobacco products.

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

On September 9, 2020 the FDA began enforcing rules that extended its regulatory authority to electronic cigarettes and certain other tobacco products under the Tobacco Control Act. The rules required that electronic cigarette and e-liquid manufacturers (i) register with the FDA and report electronic cigarette products and ingredient listings; (ii) market new electronic cigarette products only after FDA review; (iii) only make direct and implied claims of reduced risk if the FDA confirms that scientific evidence supports the claim and that marketing the electronic cigarette product will benefit public health as a whole; (iv) not distribute free samples; (v) implement minimum age and identification restrictions to prevent sales to individuals under age 21; (vi) include a health warning; and (vii) not sell electronic cigarettes in vending machines, unless in a facility that never admits youth. It is not known how long finalizing and implementing this regulatory process to may take. Accordingly, the Company has responded by beginning to take the necessary steps to ensure compliance.

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

The Vape Business and COVID-19

Starting March 2020, the COVID-19 pandemic had moderate to significant impact on the vape business depending on the location of the retail store.  Several stores, located in smaller towns, saw a greater negative impact than stores located in larger retail environments.  As stores reopened and retail consumers re-emerged, operations at all locations have stabilized.

To address the impact of the virus, we have instituted strict cleaning protocols at all locations, provided PPP equipment for all employees and offered curbside pick-up for all customers preferring to not enter the store.

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

The Company currently and historically has reported net losses and cash outflows from operations. As of December 31, 2020, cash and cash equivalents totaled approximately $0.9 million. Subsequent to the year ended December 31, 2020, the Company entered into a $5.0 million Securities Purchase Agreement (See Note 17. Subsequent Events for further discussion). The Company anticipates that its current cash, cash equivalent and cash generated from operations and $5.0 million received from the Securities Purchase Agreement described above will be sufficient to meet the projected operating expenses for the foreseeable future through a year and a day from the issuance of these consolidated financial statements. Should we require additional funds (either through equity or debt financing, collaborative agreements or from other sources) we have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The Company operates its business from numerous facilities in Florida, Georgia and Tennessee. These leased facilities include our headquarters location, warehouse and retail stores.

Grocery Segment. As of December 31, 2020, our Grocery segment had 4 retail stores in Florida which aggregate approximately 28,000 square feet, all of which are leased by our grocery segment.

Vapor Segment. As of December 31, 2020, our Vapor segment operated 7 retail stores in Florida, 1 retail store in Georgia and 1 retail store in Tennessee, aggregating approximately 11,000 square feet.

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

As of March 5, 2021, there were approximately 1,600 stockholders of record for our common stock. A substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

As of March 5, 2021, the last reported sale price of our common stock on the OTC Pink Marketplace was $0.0015 per share.

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

On July 27, 2020, the remaining Company Series A Warrants expired and the balance of outstanding warrants not exercised was 335,661 warrants.

Exchange Agreement to convert Series B Convertible Preferred Stock to Series C Convertible Preferred Stock

On November 17, 2020, the Company finalized the closing of the stock exchange with certain holders of its Series B Convertible Preferred Stock (the “Series B Stock”) to exchange all the Series B Stock for 20,150 shares of Series C Convertible Preferred Stock (the “Series C Stock”). Each share of Series C Stock has a stated value equal to $1,000 and is convertible into Common Stock on a fixed basis at a conversion price of $0.0001 per share. As of March 5, 2021, the Series C Stock have been 100% been converted and cancelled into 201.5 billion shares of Company common stock.

Issuance of Series D Convertible Preferred Stock

On February 7, 2021, the Company entered into a Securities Purchase Agreement, pursuant to which the Company sold and issued 5,000 shares of its Series D Convertible Preferred Stock (the “Preferred Stock”) to a single institutional, accredited investor for $1,000 per share or an aggregate subscription of $5,000,000. Subject to a customary “9.99% Beneficial Ownership Limitation blocker,” the Preferred Stock is currently convertible into 2,083,333,333.33 shares of the Company’s Common Stock at a conversion price of $0.0024 per share, with such conversion price subject to adjustment as set forth below and described in the Certificate of Designation.

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

Results of Operations

The following table sets forth our Consolidated Statements of Operations for the years ended December 31, 2020 and 2019 that is used in the following discussions of our results of operations:

	For the Year Ended December 31,		2020 to 2019
	2020	2019	Change $
SALES:
Vapor sales, net	$2,458,945	$4,134,701	$(1,675,756)
Grocery sales, net	11,461,800	10,979,305	482,495
Total Sales	13,920,745	15,114,006	(1,193,261)
Cost of sales vapor	1,033,805	1,690,734	(656,929)
Cost of sales grocery	7,109,719	6,939,028	170,691
GROSS PROFIT	5,777,221	6,484,244	(707,023)

EXPENSES:
Impairment of goodwill and intangible assets	380,646	481,314	(100,668)
Selling, general and administrative	8,844,947	10,417,214	(1,572,267)
Total operating expenses	9,225,593	10,898,528	(1,672,935)
Operating loss	(3,448,372)	(4,414,284)	965,912

OTHER INCOME (EXPENSES):
Gain on revaluation of warrants	-	1,719,816	(1,719,816)
Other income, net	(100)	(2,524)	2,424
Interest expense, net	(272,651)	(35,527)	(237,124)
Gain (loss) on investment	(1,269)	(66,857)	65,588
Total other income (expense), net	(274,020)	1,614,908	(1,888,928)

NET INCOME (LOSS)	$(3,722,392)	$(2,799,376)	$(923,016)

Net vapor sales decreased $1.7 million to $2.5 million for the twelve months ended December 31, 2020 as compared to $4.1 million for the same period in 2019. The decrease in sales was primarily due to a major decreased in foot traffic or temporary closure of some stores a result of the Coronavirus (COVID-19) pandemic and a decrease in the number of stores open compared to prior year.  Net grocery sales increased $0.5 million to $11.5 million for the twelve months ended December 31, 2020 as compared to $11.0 million for the same period in 2019. The increase in sales was primarily due to COVID-19 pandemic and the Company new strategy to offer its customer the option to delivery or curb side pickup their orders.

Vapor cost of goods sold for the twelve months ended December 31, 2020 and 2019 were $1.0 million and $1.7 million, respectively , a decrease of $0.7 million. The decrease in cost of goods sold was primarily due to a decreased in sales and product cost. Grocery store cost of goods sold for the twelve months ended December 31, 2020 and 2019 were $7.1 million and $6.9 million, respectively, an increase of $0.2 million. The increase was primarily due to increases in sales and cost of goods sold from the COVID-19 pandemic.

Total operating expenses decreased $1.7 million to $9.2 million for the twelve months ended December 31, 2020. The decrease was primarily attributable to a decrease in payroll and employee related cost of $0.7 million, stock-based compensation of $0.3 million, insurance of $0.1 million, professional fees of $0.1 million, taxes, licenses & permits of $0.1 million, meals, travel & entertainment of $0.1 million and goodwill and intangible assets impairment of $0.1 million.

The Company determined that the carrying value of intangible assets in connection with the acquisition of The Vitamin Store, LLC exceeded their potential cash flow from disposition. The Company concluded that intangible assets was impaired and recorded an impairment charges of $0.4 million for the twelve months ended December 31, 2020.  In 2019, the Company concluded that the goodwill from Healthy Choice Markets, LLC was impaired 2019 and recorded an impairment charge of $0.5 million.

Net other expenses of $0.3 million for the twelve months ended December 31, 2020 includes interest expense of $0.3 million and loss on investment of $1,300.

Liquidity and Capital Resources

	For the year ended December 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$(2,288,914)	$(3,535,241)
Investing activities	(75,202)	126,754
Financing activities	1,764,176	(127,351)
	$(599,940)	$(3,535,838)

Our net cash used in operating activities of $2.3 million for the twelve months ended December 31, 2020 resulted from our net loss of $3.7 million, offset by a net cash usage of $0.2 million from changes in operating assets and liabilities and a non-cash adjustments of $1.6 million. Our net cash used in continuing operating activities of $3.5 million for the twelve months ended December 31, 2019 resulted from our net loss from continuing operations of $2.8 million, offset by a net cash usage of $0.9 million from changes in operating assets and liabilities and a non-cash adjustments of $0.1 million. We did not utilize any cash on discontinued operations for the twelve months ended December 31, 2020 and 2019.

The net cash used in investing activities of $0.1 million for the twelve months ended December 31, 2020 resulted from the issuance and collection of a note receivable, and purchases of a patent and property and equipment. The net cash provided by investing activities of $0.1 million for the twelve months ended December 31, 2019 resulted from payments received on the VPR Brands L.P. Note.

The net cash provided by financing activities of $1.8 million for the twelve months ended December 31, 2020 is due to proceeds received from the Paycheck Protection Program of $0.9 million and Term Loan of $2.5 million, partially offset by payments of $1.7 million on the loan payable. The net cash used in financing activities of $0.1 million for the twelve months ended December 31, 2019 is due to payments on the loan payable of $0.3 million, partially offset by proceeds from our line of credit of $0.1 million.

At December 31, 2020 and December 31, 2019, we did not have any material financial guarantees or other contractual commitments with trade vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. The majority of our cash and cash equivalents are concentrated in three large financial institutions and are generally in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. The Company has not experienced any losses on its cash and cash equivalents. The following table presents the Company’s cash position as of December 31, 2020 and December 31, 2019.

	December 31, 2020	December 31, 2019

Cash	$925,475	$1,525,415
Total assets	$11,874,993	$14,006,669
Percentage of total assets	7.8%	10.9%

The Company reported net loss of approximately $3.7 million for the year ended December 31, 2020. The Company also had negative working capital of $2.6 million. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to satisfy business obligations, and to continue as a going concern.

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

	2020	2019
Reconciliation of Adjusted EBITDA to net loss allocable to common stockholders:
Operating loss	$(3,448,372)	$(4,414,284)
Impairment of goodwill and intangible assets	380,646	481,314
Depreciation and amortization	550,098	594,940
Stock-based compensation expense	78,029	374,241
Adjusted EBITDA	$(2,439,599)	$(2,963,789)

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

Evaluation of Disclosure Controls and Procedures. Our management, including our Principal Executive Officer and Principal Financial Officer, did not carry out an evaluation on internal controls during the year ended December 31, 2020 in regard to the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. As an evaluation was not carried out, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our management, including our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2020.

In planning and performing its audit of our financial statements for the year ended December 31, 2020 in accordance with standards of the Public Company Accounting Oversight Board, our independent registered public accounting firm noted material weaknesses in internal control over financial reporting. A list of our material weaknesses are as follows:

●	Failure to have properly documented and designed disclosure controls and procedures and testing of the operating effectiveness of our internal control over financial reporting

●	Weakness around our purchase orders and inventory write-off procedures

●	Segregation of duties due to lack of personnel

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of December 31, 2020 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Remediation Efforts

Following this assessment and during the twelve months ended December 31, 2020, we have undertaken an action plan to strengthen internal controls and procedures:

●
Management continues to devote significant efforts toward improvement of effectiveness of control over financial reporting. This includes analyzing non-routine transactions before booking journal entries; Implemented a monthly variance fluctuation analysis across all segments. Variance analysis are communicated to operations and executives to make sure the results are accurate.

●
Our management continues to remain their focus on the Company’s purchase order process in order to better manage inventory thereby improving cash management and ultimately leading to more reliable and precise financial reporting.

●
Vendor payments and cash disbursement are reviewed on weekly basis by management and accounting team to ensure timely payment. Cash balance are communicated to management on weekly basis to improve cash management.

Our management continues to review ways in which we can make improvements in internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors as of December 31, 2020:

Name	Age	Position
Executive Officers:
Jeffrey Holman	54	Chief Executive Officer, Chairman and Director
John A. Ollet	58	Chief Financial Officer
Christopher Santi	50	President and Chief Operating Officer

Non-Employee Directors:
Clifford J. Friedman	59	Director
Dr. Anthony Panariello	61	Director

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

Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transactions were reported and that no Form 5s were required, we believe that during 2020 our officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a).

ITEM 11. Executive Compensation

The following information is related to the compensation paid, distributed or accrued by us for fiscal 2020 to all Chief Executive Officers (principal executive officers) serving during the last fiscal year and the other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000. We refer to these individuals as our “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards/ (Forfeited) (1)$	Restricted Stock Awards(1) $	All Other Compensation ($)	Total

Jeffrey Holman	2020	494,430	-	-	-	-	494,430
Chief Executive Officer	2019	467,341	157,500	-	-	-	624,841

Christopher Santi	2020	331,058	-	-	-	-	331,058
President and Chief Operating Officer	2019	272,384	75,000	-	-	713	348,097

John Ollet	2020	74,561	-	-	-	-	74,561
Chief Financial Officer	2019	201,707	60,000	-	-	716	262,423

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

Named Executive Officer Employment Agreements

On August 13, 2018, the Company amended and restated its existing employment agreement with Jeffrey Holman, the Company’s Chief Executive Officer (the “Holman Employment Agreement”). The Holman Employment Agreement is for an additional three year term and provides for an annual base salary of $450,000 and a target bonus for 2020 only in an amount ranging from 20% to 200% of his base salaries subject to the Company meeting certain earnings before interest, taxes depreciation and amortization performance milestones. Mr. Holman is entitled to receive severance payments, including two years of his then base salary and other benefits in the event of a change of control, termination by the Company without cause, termination for good reason by the executive or non-renewal by the Company. Mr. Holman was also granted 11 billion shares of restricted common stock pursuant to the Holman Employment Agreement Amendment on the condition that 11 billion of his options to purchase Company common stock are forfeited. This restricted stock will vest one year following the date of issuance provided that the grantee remains an employee of the Company through each applicable vesting date. On August 12, 2019, the Company agreed to extend the expiration date of the vesting period for the restricted stock by six months to February 13, 2020. On August 12, 2020, the Company agreed to extend for a second time the expiration date of the vesting period for the restricted stock by six months to February 13, 2021. The above description of the terms of the Holman Employment Agreement is not complete and is qualified by reference to the complete document.

Effective as of August 13, 2018, Healthier Choices Management Corp. (the “Company”) entered into an amendment to the existing employment agreement (the “Santi Amended Employment Agreement”) with the Company’s President and Chief Operating Officer, Christopher Santi. Pursuant to the Santi Amended Employment Agreement, Mr. Santi will continue to be employed as the Company’s President and Chief Operating Officer for an additional one year extension period through January 29, 2021. Mr. Santi will receive a base salary of $330,000 for this additional year. The severance pay period for termination without cause was increased to up to 18 months based on time of service. Mr. Santi was also granted 8 billion shares of restricted common stock pursuant to the Santi Amended Employment Agreement on the condition that 8 billion of his options to purchase Company common stock are forfeited. This restricted stock will vest one year following the date of issuance provided that the grantee remains an employee of the Company through each applicable vesting date. On August 12, 2019, the Company agreed to extend the expiration date of the vesting period for the restricted stock by six months to February 13, 2020. On August 12, 2020, the Company agreed to extend for a second time the expiration date of the vesting period for the restricted stock by six months to February 13, 2021. The above description of the terms of the Santi Amended Employment Agreement is not complete and is qualified by reference to the complete document.

Effective as of August 13, 2018, the Company entered into an amendment to the existing employment agreement (the “Ollet Amended Employment Agreement”) with the Company’s Chief Financial Officer, John Ollet. Pursuant to the Ollet Amended Employment Agreement, Mr. Ollet will continue to be employed as the Company’s Chief Financial Officer for an additional one year extension period through December 12, 2020. Mr. Ollet will receive a base salary of $250,000 for this additional year. Mr. Ollet was also granted 3 billion shares of restricted common stock pursuant to the Ollet Amended Employment Agreement. This restricted stock will vest one year following the date of issuance provided that the grantee remains an employee of the Company through each applicable vesting date. On August 12, 2019, the Company agreed to extend the expiration date of the vesting period for the restricted stock by six months to February 13, 2020. On August 12, 2020, the Company agreed to extend for a second time the expiration date of the vesting period for the restricted stock by six months to February 13, 2021. The above description of the terms of the Ollet Amended Employment Agreement not complete and is qualified by reference to the complete document.

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

Outstanding Awards at Fiscal Year End

Listed below is information with respect to unexercised options that have not vested, and equity incentive plan awards for each named executive officer outstanding as of December 31, 2020:

Outstanding Equity Awards at 2020 Fiscal Year-End

	Number of Shares Issued Under Stock Options	Number of Shares Issued Under Restricted Stock	Stock Options and Restricted Stock Exercise Price ($) Per Share of Stock	Expiration Date	Number of Shares That Have Not Vested (#)	Market Value of Shares That Name Have Not Vested ($)
Jeffrey Holman	-	11,000,000,000	0.0001	8/13/2028	11,000,000,000	1,100,000
Jeffrey Holman	39,000,000,000	-	0.0001	2/1/2027	-	-
Christopher Santi	-	8,000,000,000	0.0001	8/13/2028	8,000,000,000	800,000
Christopher Santi	17,000,000,000	-	0.0001	2/1/2027	-	-
John Ollet	-	3,000,000,000	0.0001	8/13/2028	3,000,000,000	300,000
John Ollet	1,000,000,000	-	0.0001	12/9/2026	-	-
John Ollet	4,000,000,000	-	0.0001	8/30/2027	-	-

Director Compensation

Non-employee directors are paid a monthly fee of $1,000 per month and $1,000 for each meeting attended. Because we do not pay any compensation to employee directors, Mr. Holman is omitted from the following table. Non-employee members of our Board of Directors were compensated for as follows:

Fiscal 2020 Director Compensation

Name	Fees Earned or Paid in Cash ($)

Dr. Anthony Panariello	$20,000
Clifford J. Friedman	$20,000

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

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by stockholders and the weighted average exercise price for such plans as of December 31, 2020.

Name of Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2015 Equity Incentive Plan	90,194,750,004	0.0001	90,194,750,004
Total	90,194,750,004	-	90,194,750,004

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth the number of shares of our common stock beneficially owned as of December 31, 2020, by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers and (iv) all of our executive officers and directors of as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Healthier Choices Management Corp., 3800 North 28th Way, Hollywood, Florida 33020.

Title of Class	Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)
Directors and Executive Officers:
Common Stock	Jeffrey E. Holman (2)	40,512,500,000	13.09%
Common Stock	Christopher Santi (3)	18,100,000,000	5.85%
Common Stock	John Ollet (4)	5,412,500,000	1.75%
Common Stock	Dr. Anthony Panariello (5)	1,068,750,000	0.35%
Common Stock	Clifford J. Friedman (6)	1,500,000,000	0.48%
	All directors and officers as a group (5 persons) (7)	66,593,750,000	21.52%

5% Stockholders:
None		-	0%
Total:		66,593,750,000	21.52%

(1) Beneficial Ownership. Applicable percentages are based on 309,496,867,856 shares of common stock outstanding as of March 5, 2021. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, convertible notes and preferred stock currently exercisable or convertible or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. The table includes shares of common stock, options, warrants, and preferred stock exercisable or convertible into common stock and vested or vesting within 60 days. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. The table does not include: (i) restricted stock units that do not have the right to vote until they vest and the shares are delivered or (ii) unvested options that do not vest within 60 days of the date listed above in this footnote.

(2) Holman. Chairman and Chief Executive Officer. Includes 39,000,000,000 vested options and 12,100,000,000 shares of unvested restricted Common Stock. This restricted stock vests 12.5% on the last day of each calendar quarter commencing March 31, 2021.

(3) Santi. President and Chief Operation Officer. Includes 17,000,000,000 vested options and 8,800,000,000 shares of unvested restricted Common Stock. This restricted stock vests 12.5% on the last day of each calendar quarter commencing March 31, 2021.

(4) Ollet. Chief Financial Officer. Includes 5,000,000,000 vested options. He also holds 3,000,000,000 shares of unvested restricted Common Stock. This restricted stock vests 12.5% on the last day of each calendar quarter commencing March 31, 2021.

(5) Panariello. A director. Includes 1,000,000,000 vested options. He also holds 550,000,000 shares of unvested restricted Common Stock. This restricted stock vests 12.5% on the last day of each calendar quarter commencing March 31, 2021.

(6) Friedman. A director. Includes 990,000,000 vested options and 510,000,000 shares of Common Stock.

(7) Directors and Executive Officers. Includes executive officers who are not Named Executive Officers under the SEC’s rules and regulations.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

For the year ended December 31, 2020, the Company did not have any related party transactions.

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

Item 14. Principal Accounting Fees and Services.

Our Audit Committee pre-approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. All of the services related to audit fees and audit-related fees charged were pre-approved by the Audit Committee. The following table shows the fees for the years ended December 31, 2020 and 2019.

	2020 ($)	2019 ($)
Audit Fees (1)	$188,000	$208,000
Total	$188,000	$208,000

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Healthier Choices Management Corp. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical Audit Matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2017.

New York, NY
March 5, 2021

HEALTHIER CHOICES MANAGEMENT CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$925,475	$1,525,415
Accounts receivable	23,675	65,401
Inventories	1,749,246	1,757,012
Prepaid expenses and vendor deposits	286,065	269,833
Investment	22,731	24,000
TOTAL CURRENT ASSETS	3,007,192	3,641,661

Restricted Cash	2,000,000	2,000,000
Property and equipment, net of accumulated depreciation	230,719	332,290
Intangible assets, net of accumulated amortization	1,248,352	1,923,447
Goodwill	916,000	956,000
Note receivable	304,511	343,387
Right of use asset – operating lease, net	4,078,621	4,663,019
Other assets	89,598	146,865
TOTAL ASSETS	$11,874,993	$14,006,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,085,663	$825,860
Contract liabilities	21,262	26,823
Operating lease liability, current	474,686	555,959
Current portion of line of credit	2,000,000	2,000,000
Current portion of loan payment	2,072,484	282,344
TOTAL CURRENT LIABILITIES	5,654,095	3,690,986

Loan payable, net of current portion	849,009	869,223
Operating lease liability, net of current	3,114,521	3,544,729
TOTAL LIABILITIES	9,617,625	8,104,938

COMMITMENTS AND CONTINGENCIES (SEE NOTE 12)

STOCKHOLDERS’ EQUITY
Series B convertible preferred stock, $1,000 par value per share, 30,000 shares authorized; - and 20,150 shares issued and outstanding as of December 31, 2020 and 2019	-	20,150,116
Series C convertible preferred stock, $1,000 par value per share, 30,000 shares authorized; 20,150 shares issued and 16,277 shares outstanding as of December 31, 2020; aggregate liquidation preference of $16.3 million	16,277,116	-
Common Stock, $0.0001 par value per share, 750,000,000,000 shares authorized; 143,840,848,017 and 67,698,494,244 shares issued and outstanding as of December 31, 2020 and 2019, respectively	14,384,084	6,769,849
Additional paid-in capital	3,955,039	7,618,245
Accumulated deficit	(32,358,871)	(28,636,479)
TOTAL STOCKHOLDERS’ EQUITY	2,257,368	5,901,731
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,874,993	$14,006,669

See notes to consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2020	2019
SALES:
Vapor sales, net	$2,458,945	$4,134,701
Grocery sales, net	11,461,800	10,979,305
TOTAL SALES, NET	13,920,745	15,114,006

Cost of sales vapor	1,033,805	1,690,734
Cost of sales grocery	7,109,719	6,939,028
GROSS PROFIT	5,777,221	6,484,244

OPERATING EXPENSES:
Impairment of goodwill and intangible assets	380,646	481,314
Selling, general and administrative	8,844,947	10,417,214
Total operating expenses	9,225,593	10,898,528

LOSS FROM OPERATIONS	(3,448,372)	(4,414,284)

OTHER INCOME (EXPENSE):
Gain on revaluation of warrants	-	1,719,816
Other expense, net	(100)	(2,524)
Interest expense, net	(272,651)	(35,527)
Loss on investment	(1,269)	(66,857)
Total other (expense) income, net	(274,020)	1,614,908

NET LOSS	$(3,722,392)	$(2,799,376)

NET LOSS PER SHARE BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	90,351,540,618	66,977,667,455

See notes to consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2019

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – December 31, 2018	20,150	$20,150,116	66,623,514,522	$6,662,351	$7,348,390	$(25,734,088)	$8,426,769

Issuance of common stock in connection with cashless exercise of Series A warrants	-	-	74,979,722	7,498	(4,386)	-	3,112
Issuance of awarded common stock for professional services	-	-	1,000,000,000	100,000	(100,000)	-	-
Cumulative effect on adoption of ASC842	-	-	-	-	-	(103,015)	(103,015)
Stock-based compensation expense	-	-	-	-	374,241	-	374,241
Net loss	-	-	-	-	-	(2,799,376)	(2,799,376)
Balance – December 31, 2019	20,150	20,150,116	67,698,494,244	$6,769,849	$7,618,245	$(28,636,479)	$5,901,731
Issuance of common stock in connection with cashless exercise of Series A warrants	-	-	37,412,353,772	3,741,235	(3,741,235)	-	-
Cancellation of Series B Convertible Preferred Stock	(20,150)	(20,150,116)	-	-	-	-	(20,150,116)
Issuance of Series C Convertible Preferred Stock	20,150	20,150,116	-	-	-	-	20,150,116
Conversion of Preferred Stock	(3,873)	(3,873,000)	-	3,873,000	-	-	-
Stock-based compensation expense	-	-	-	-	78,029	-	78,029
Net loss	-	-	-	-	-	(3,722,392)	(3,722,392)
Balance – December 31, 2020	16,277	$16,277,116	105,110,848,016	$14,384,084	$3,955,039	$(32,358,871)	$2,257,368

See notes to consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2020	2019
OPERATING ACTIVITIES:

Net loss	$(3,722,392)	$(2,799,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in provision for doubtful accounts	-	(3,002)
Depreciation and amortization	550,098	594,940
Loss on disposal of assets	-	27,013
Amortization of right-of-use asset	584,398	325,208
Loss on investment	1,269	66,857
Stock-based compensation expense	78,029	374,241
Impairment of goodwill and intangible assets	380,646	481,314
Change in fair value of derivative liabilities	-	(1,719,816)
Changes in operating assets and liabilities:
Accounts receivable	41,726	27,202
Inventories	7,766	107,607
Prepaid expenses and vendor deposits	(16,233)	92,900
Contract assets	-	32,400
Other assets	57,269	(2,424)
Accounts payable and accrued liabilities	265,552	(475,558)
Contract liabilities	(5,561)	(415,807)
Lease liability	(511,481)	(248,940)
NET CASH USED IN OPERATING ACTIVITIES	(2,288,914)	(3,535,241)

INVESTING ACTIVITIES:
Collection of note receivable	38,876	184,620
Purchases of patent	(89,415)	(25,000)
Purchases of property and equipment	(24,663)	(32,866)
NET CASH PROVIDED BY INVESTING ACTIVITIES	(75,202)	126,754

FINANCING ACTIVITIES:
Proceeds from line of credit	-	131,540
Principal payments on loan payable	(1,652,339)	(258,891)
Proceeds from paycheck protection program	876,515	-
Proceeds from loan and security agreement	2,540,000	-
NET CASH USED IN FINANCING ACTIVITIES	1,764,176	(127,351)

DECREASE IN CASH	(599,940)	(3,535,838)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — BEGINNING OF YEAR	3,525,415	7,061,253
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — END OF YEAR	$2,925,475	$3,525,415

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$314,925	$143,901
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with cashless exercise of Series A warrants	$-	$3,000

See notes to consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION, BASIS OF PRESENTATION, AND RECENT DEVELOPMENTS

Organization

Healthier Choices Management Corp. (the “Company”) is a holding company focused on providing consumers with healthier daily choices with respect to nutrition and other lifestyle alternatives. The Company currently operates nine retail vape stores in the Southeast region of the United States, through which it offers e-liquids, vaporizers and related products. The Company also operates Ada’s Natural Market, a natural and organic grocery store, through its wholly owned subsidiary Healthy Choice Markets, Inc. Ada’s Natural Market and Paradise Health and Nutrition offers fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products and natural household items. The Company also sells vitamins and supplements on the Amazon.com marketplace through its wholly owned subsidiary Healthy U Wholesale, Inc. The Company also operates HCMC Intellectual Property Holdings, LLC, a new wholly owned subsidiary formed to hold, market and expand on its current intellectual property assets. The Company markets the Q-Cup™ technology under the vape segment; this patented technology is based on a small, quartz cup called the Q-Cup™, which a customer partially fills with either cannabis or CBD concentrate (approximately 50mg) purchased from a third party. The Q-Cup™ is then inserted into the Q-Cup™ Tank or Globe, that heats the cup from the outside without coming in direct contact with the solid concentrate. This Q-Cup™ technology provides significantly more efficiency and an “on the go” solution for consumers who prefer to vape concentrates either medicinally or recreationally.

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

Sourcing and Vendors.

We source from multiple suppliers. These suppliers range from small independent businesses to multinational conglomerates. For the fiscal years ended December 31, 2020 and 2019, approximately 27% and 24% of our total purchases were from one vendor.

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements are prepared in accordance with GAAP. The consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of the financial statement date.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Healthy Choice Markets, Inc., Healthy Choice Markets 2, LLC (“Paradise Health and Nutrition”), HCMC Intellectual Property Holdings, LLC, The Vitamin Store, LLC, Healthy U Wholesale, Inc., The Vape Store, Inc. (“Vape Store”), Vaporin, Inc. (“Vaporin”), Smoke Anywhere U.S.A., Inc. (“Smoke”), Emagine the Vape Store, LLC (“Emagine”), IVGI Acquisition, Inc., Vapormax Franchising LLC, Vaporin LLC, and Vaporin Florida, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

The Company incurred a loss from operations of approximately $3.4 million for the year ended December 31, 2020. As of December 31, 2020, cash and cash equivalents totaled approximately $0.9 million equivalents. Subsequent to the year ended December 31, 2020, the Company entered into a $5.0 million Securities Purchase Agreement (See Note 17. Subsequent Events for further discussion). Management anticipates that its current cash, cash equivalent and cash generated from operations and cash received from the Securities Purchase Agreement will be sufficient to meet the projected operating expenses for the foreseeable future through a year and a day from the issuance of these consolidated financial statements.

Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

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

Use of Estimates in the Preparation of the Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of net revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include allowances, reserves and write-downs of inventory, valuing equity securities and hybrid instruments, share-based payment arrangements, deferred taxes and related valuation allowances, and the valuation of the assets and liabilities acquired in business combinations. Certain of management’s estimates could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and records adjustments when necessary.

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

Shipping and Handling

Shipping charges billed to customers are included in net sales and the related shipping and handling costs are included in cost of sales. For the years ended December 31, 2020 and 2019, shipping and handling costs of approximately $48,000 and $82,000, were included in cost of sales, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less, when purchased, to be cash and cash equivalents. The majority of the Company’s cash and cash equivalents are concentrated in one large financial institution, which is in excess of Federal Deposit Insurance Corporation (FDIC) coverage. At December 31, 2020, cash in excess of FDIC limits of $250,000 per financial institution were approximately $0.6 million. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests, as deposits are held in excess of federally insured limits. The Company’s cash equivalent at December 31, 2020 was a money market account. The Company has not experienced any losses in such accounts.

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

Concentration of accounts receivable consist of the following:

	December 31, 2020	December 31, 2019

Customer A	-	14%
Customer B	-	46%
Customer C	34%	12%

Due from Merchant Credit Card Processor

Due from merchant credit card processor represents monies held by the Company’s credit card processors. The funds are being held by the merchant credit card processors pending satisfaction of their hold requirements and expiration of charge backs/refunds from customers.

Inventories

Inventories are stated at average cost. If the cost of the inventories exceeds their net realizable value, adjustments are recorded to write down excess inventory to their net realizable value. The Company’s inventories consist primarily of merchandise available for resale, such as vaporizers, electronic cigarettes, e-liquids, fresh produce, perishable grocery items and non-perishable consumable goods.

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

The Company assesses the carrying amounts of goodwill for recoverability on at least an annual basis or when events or changes in circumstances indicate evidence of potential impairment exists, using a fair value based test. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, and the useful life over which cash flows will occur. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for the Company. Our annual impairment test is conducted on September 30 of each year or more often if deemed necessary. As part of management's qualitative analysis at December 31, 2020 to determine whether any triggering events have occurred since the annual test date of September 30, 2020, which would indicate an impairment. Management determined no triggering events had occurred through December 31, 2020.

Advertising

The Company expenses advertising costs as incurred. For the years ended December 31, 2020 and 2019, the company incurred advertising expenses of $0.1 million and $0.2 million, respectively.

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

Stock-Based Compensation

The Company accounts for stock-based compensation for employees and directors under ASC Topic No. 718, “Compensation-Stock Compensation” (“ASC 718”). These standards define a fair value based method of accounting for stock-based compensation. In accordance with ASC 718, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using an appropriate valuation model, whereby compensation cost is the fair value of the award as determined by the valuation model at the grant date. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. The Company recognize forfeitures as they are incur. Stock-based compensation for non-employees is measured at the grant date, is re-measured at subsequent vesting dates and reporting dates, and is amortized over the service period.

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

Recently Issued Accounting Pronouncements

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

	December 31, 2020	December 31, 2019

Vapor sales, net	$2,458,945	$4,134,701
Grocery sales, net	11,461,800	10,979,305
Total revenue	$13,920,745	$15,114,006

Retail Vapor	$2,458,945	$4,134,243
Retail Grocery	10,047,437	9,326,165
Food service/restaurant	1,088,162	1,252,167
Online/e-Commerce	307,487	362,731
Wholesale Grocery	18,714	38,242
Wholesale Vapor	—	458
Total revenue	$13,920,745	$15,114,006

Note 5. INVESTMENT

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

Description	Fair Value Measurements Using Quoted Prices in Active Market (Level 1)	Mark to Market	Final
Investment	$24,000	$(1,269)	$22,731

Note 6. INVENTORIES

Inventories are stated at average cost. If the cost of the inventories exceeds their market value, adjustments are recorded to write down excess inventory to its net realizable value. Throughout the year, the Company did not have independent third party counts of its inventory due to the Coronavirus (COVID-19) pandemic and recorded the write down of inventories amounting to $0.3 million and $0.5 million, approximately, in 2020 and 2019 respectively, as a result of the findings. The Company’s inventories consist primarily of merchandise available for resale.

	December 31, 2020	December 31, 2019

Vapor Business	$304,614	$352,230
Grocery Business	1,444,632	1,404,782
Total	$1,749,246	$1,757,012

Note 7. NOTES RECEIVABLE AND OTHER INCOME

On September 6, 2018, the Company entered into a secured, 36-month promissory note with VPR Brands L.P. for $582,260. The Note bears an interest rate of 7%, which payments thereunder are $4,141 weekly. The Company records all proceeds related to the interest of the Note as interest income as proceeds are received.

A summary of the Note as of December 31, 2020 is presented below:

Description	Due Date	Interest Rate	Loan Amount	Payments Received	Remaining Balance
Promissory Note	9/6/2021	7%	$582,260	$277,749	$304,511

For  the years ended December 31, 2020 and 2019, the Company had notes receivable collections of approximately $49,000 and $108,374, respectively. These collections are recorded to other income in the Consolidated Statement of Operations.

Note 8. PROPERTY & EQUIPMENT

Property and equipment consists of the following

	Year Ended December 31,
	2020	2019

Displays	$305,558	$305,558
Furniture and fixtures	246,496	246,496
Leasehold improvements	128,004	128,004
Computer hardware & equipment	143,082	143,863
Other	276,711	251,268
	1,099,851	1,075,189
Less: accumulated depreciation and amortization	(869,132)	(742,899)
Total property and equipment	$230,719	$332,290

The Company incurred approximately $0.1 million and $0.2 million of depreciation expense for the years ended December 31, 2020 and 2019, respectively.

Note 9. GOODWILL AND INTANGIBLE ASSETS

The Company evaluated the carrying value of its goodwill by estimating the fair value of its consolidated business operations through the use of discounted cash flow models, which required management to make significant judgments as to the estimated future cash flows. The ceased retail grocery store expansion coupled with the reduction in revenue resulting from increased competition adversely impacted the Company’s projected cash flows and profits. Accordingly, the Company’s goodwill was evaluated for impairment. Our 2020 annual impairment test resulted in an impairment being recorded. As part of management's qualitative analysis at December 31, 2020 to determine whether any triggering events have occurred since the annual test date of September 30, 2020, which would indicate an impairment. Management determined not triggering events had occurred through December 31, 2020.

The changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019

Beginning balance	$956,000	$1,437,314
Impairment of goodwill-retail business	(40,000)	(481,314)
Ending balance	$916,000	$956,000

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value amount of asset may not be fully recoverable, or at least annually. The company recognizes an impairment loss when the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value.

The Company determined during the annual test for impairment that the estimated undiscounted cash flows related to the sales of the Vitamin Store were less than carrying value of the intangible assets. Based on its analysis, the Company concluded that the intangible assets was impaired and recorded an impairment charges of $0.3 million as of December 31, 2020.

Intangible assets, net are as follows:

December 31, 2020	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	4-5 years	$883,000	$(475,073)	$407,927
Trade names	8-10 years	923,000	(441,786)	481,214
Patents	10 years	359,665	(85,641)	274,024
Non-compete	4 years	174,000	(88,813)	85,187
Intangible assets, net		$2,339,665	$(1,091,313)	$1,248,352

December 31, 2019	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	4-10 years	$1,228,000	$(293,260)	$934,740
Trade names	8-10 years	993,000	(354,203)	638,797
Patents	10 years	270,250	(49,027)	221,223
Non-compete	4 years	174,000	(45,313)	128,687
Intangible assets, net		$2,665,250	$(741,803)	$1,923,447

Amortization expense was approximately $0.4 million for the period ended December 31, 2020 and 2019.

The weighted-average remaining amortization period of the Company’s amortizable intangible assets is approximately 7 years as of December 31, 2020. The estimated future amortization of the intangible assets is as follows:

For the years ending December 31,
2021	$385,091
2022	369,706
2023	130,841
2024	130,841
2025	125,341
Thereafter	106,532
Total	$1,248,352

Note 10. CONTRACT LIABILITIES

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

A summary of the contract liabilities activity for the years ended December 31, 2020 and 2019 is presented below:

	Year ended December 31,
	2020	2019
Beginning balance as of January1,	$26,823	$442,630
Issued	53,929	48,876
Redeemed	(58,263)	(54,724)
Breakage recognized	(1,227)	(1,696)
Fulfillment of contracts (1)	—	(408,263)
Ending balance as of December 31,	$21,262	$26,823

(1) See Note 12. “Commitments and Contingencies” for additional information.

Note 11. LINE OF CREDIT AND DEBT

The following table provides a breakdown of the Company's debt as of December 31, 2020 is presented below:

Amount
Line of Credit	$2,000,000
Term Loan Credit Agreement	800,924
Paycheck Protection Program	882,264
Loan and Security Agreement ("PPE Loan")	1,232,414
Other debt	5,891
Total Line of Credit and Debt	$4,921,493

Line of Credit

On April 13, 2018, the Company agreed to a new revolving credit line of $2.0 million and a money market account of $2.0 million (“blocked account”) with Professional Bank in Coral Gables, Florida. On September 30, 2020, the Company reached agreement with Professional Bank to renew the credit line for one more year, and the next annual review will occur on or before July 15, 2021. The new agreement included a variable interest rate that it is based on a rate of 1.5% over what is earned on the collateral amount. The collateral amount established in the arrangement with the bank is $2.0 million. As of December 31, 2020, the Company had $2.0 million in the blocked account, which is recorded as restricted cash included in non-current assets.

Term Loan Credit Agreement

On December 31, 2018, the Company entered into a Term Loan Credit Agreement (the “Credit Agreement”) with Professional Bank, a Florida banking corporation (the “Bank”), pursuant to which the Company issued a Term Note (the “Term Note”) in the principal amount of $1,400,000 in favor of the Bank. The Term Note bears interest at a rate equal to 1.5 percentage points in excess of that rate shown in the Wall Street Journal as the prime rate, adjusted annually (which was 5.50% as of December 31, 2020). The proceeds of the Term Note were used for acquisitions and for general working capital requirements.

The Credit Agreement contains a customary financial covenant for a minimum debt service coverage ratio of 1.25 to 1.0. The Credit Agreement matures on December 31, 2023. In addition, the Credit Agreement provides for monthly principal payments of $22,333 commencing in January 2019 plus applicable interest, and mandatory prepayments with a portion of excess cash flow.

The obligations under the Credit Agreement and the Term Note are guaranteed by the Company and its wholly owned subsidiary, Healthy U Wholesale, Inc.

Principal repayments to be made during the next four years, at which time the long-term debt will be fully repaid, as follow:

Year	Principal Payment
2021	$280,000
2022	280,000
2023	240,924
Expected payments for the upcoming years	$800,924
Plus: Payments made through 2020	599,076
Total Payments	$1,400,000

Paycheck Protection Program

On May 15, 2020, the Company was granted a loan (the “Loan”) from Customers Bank, in the aggregate amount of $876,515, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The Loan, which was in the form of a Note dated May 6, 2020 issued by the Company, matures on May 6, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on November 6, 2020. Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred after May 6, 2020. The Company intends to use the entire Loan amount for these qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. On December 9, 2020, the Company submitted the forgiveness application for the PPP Loan to the Small Business Bureau.

Loan and Security Agreement

On August 18, 2020, the Company agreed to a loan and security agreement (the “Loan”) in the aggregate of $2.7 million with Sabby Healthcare Master Fund, LTD and Sabby Volatility Warrant Master Fund, LTD (“collectively, the Lender”). Under the terms of the agreement, the loan has a non-refundable discount of 5% to the face amount of the loan and it matures on November 16, 2020. The debt obligations from the loan are secured by the assets of the Company.  The proceeds received from the Loan were record as restricted cash included in non-current assets. The proceeds will be used solely for the purchase of personal protective equipment (“PPE”) and any related expenses from the transactions. The Lender is entitled to 20% of all Net profits received from the sales of the PPE goods through the maturity date.

On December 29, 2020, the Company received a written notice from the Lender agreeing to allow the Company to use the remaining balance of $1.2 million from the Loan for operational purposes. The loan maturity date was extended to February 18, 2021 and it bears interest at a rate of 5% per annum, payable monthly commencing on the first day of the first month following the acceptance date of the extension.

Note 12. COMMITMENTS AND CONTINGENCIES

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

On November 30, 2020, the Company filed a patent infringement lawsuit against Philip Morris USA, Inc. and Philip Morris Products S.A. in the U.S. District Court for the Northern District of Georgia.  The lawsuit alleges infringement on HCMC-owned patent(s) by the Philip Morris product known and marketed as “IQOS®”.  Philip Morris claims that it is currently approaching 14 million users of its IQOS® product and has reportedly invested over $3 billion in their smokeless tobacco products.

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations December 31, 2020. With respect to legal costs, we record such costs as incurred.

Fontem License Agreement

The Company has a non-exclusive license to certain products with Fontem Ventures B.V. (“Fontem”). The Company will make quarterly license and royalty payments in perpetuity to Fontem, based on the sale of qualifying products as defined in the license agreement at a royalty rate of 5.25%. For the years ended December 31, 2020 and 2019, the Company recorded expenses of $15,000 and $40,000 as part of its cost of goods.

Note 13. STOCKHOLDERS’ EQUITY

Equity Compensation Plans

The Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), awards grants to employees. The plan can award up to 100 billion shares of common stock and currently 11.1 billion shares are available for grant as of December 31, 2020.

The Company’s 2009 Equity Incentive Plan (the “2009 Plan”) awards grants to employees, non-employee directors and consultants in connection with their retention and/or continued employment by the Company. The 2009 Plan had no shares of common stock available for grant as of December 31, 2020.

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

Series B Convertible Preferred Stock

On August 16, 2018, the Company entered into agreements with certain holders of its Series A Warrants. The Company issued Series B Convertible Preferred Stock (the “Series B Stock") in exchange for certain Series A Warrants. A total of 20,722 shares of Series B Stock were exchanged for 46,048,318 of Series A Warrants (including those warrants issuable pursuant to a unit purchase option). Each share of Series B Stock has a stated value equal to $1,000 and is convertible into Common Stock on a fixed basis at a conversion price of $0.00 per share.

Series C Convertible Preferred Stock

On November 17, 2020, the Company finalized the closing of the stock exchange with certain holders of its Series B Stock to exchange all the Series B Stock for 20,150 shares of Series C Convertible Preferred Stock (the “Series C Stock”). Each share of Series C Stock has a stated value equal to $1,000 and is convertible into Common Stock on a fixed basis at a conversion price of $0.0001 per share.

Warrants

October 5, 2016, the Company’s amended and restated its Series A Warrant Standstill Agreements (the "Amended Standstill Agreements") to permit each holder (each, a "Holder") to effect a "cashless" exercise of the Series A Warrants only on dates when the closing bid price used to determine the "net number" of shares to be issued upon exercise is at or above $0.00. The shares issuable upon the exercise of the Series A Warrants are calculated (1) using a Black Scholes Value of 1,517,936 per share and a closing stock bid price at or above 0.00 and (2) the Company will deliver only common stock upon exercise of the Series A Warrants.

On July 27, 2020, the Company's Series A Warrants expired and the balance of outstanding warrants not exercised was 355,661 warrants.

A summary of warrant activity for the years ended December 31, 2020 and 2019 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term (Yrs.)
Outstanding at January 1, 2019	3,828,729	$1,522,692	1.6
Warrants exercised	(6,915)	1,518,029
Outstanding at December 31, 2019	3,821,814	$1,517,936	0.6
Warrants exercised	(3,466,153)	1,511,100
Warrants expired	(355,661)	-
Outstanding at December 31, 2020	-	$-	-

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

On August 12, 2020, the Company agreed to extend for a second time the expiration date of the vesting period for the restricted stock by six months to February 13, 2021.

Restricted Stock

On August 13, 2018, the Compensation Committee of the Board of Directors of the Company approved an issuance of restricted stock to the Chief Financial Officer (the "Officer") of the Company. The Officer was granted 3 billion shares of restricted common stock, which will vest one year following the date of issuance, provided that the grantee remains an employee of the Company through the vesting date; the vesting schedule was extended and additional six months on August 12, 2019. During the year ended December 31, 2019, the Company recognized stock-based compensation expense of $175,000 from the awarded shares to the Officer.

On August 12, 2019, the Company agreed to extend the expiration date of the vesting period for the restricted stock by six months to February 13, 2020.

On August 12, 2020, the Company agreed to extend for a second time the expiration date of the vesting period for the restricted stock by six months to February 13, 2021.

Stock Options

During the year ended December 31, 2020, the Company did not grant any options for the purchase of shares of its common stocks.
A summary of option activity during the years ended December 31, 2020 and 2019 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Yrs.)	Aggregate Intrinsic Value

Outstanding, January 1, 2019	68,312,230,680	$0.00	8	$-
Options granted	2,300,000,000	0.00		-
Options forfeited or expired	(750,000,000)	0.00		-
Outstanding, December 31, 2019	69,862,230,680	$0.00	7	$-
Options granted	-	0.00		-
Options forfeited or expired	-	0.00		-
Outstanding, December 31, 2020	69,862,230,680	$0.00	6	-
Exercisable at December 31, 2020	69,862,230,680	$0.00	6	$-

During the years ended December 31, 2020 and 2019, the Company recognized stock-based compensation expense of approximately $0.1 million and $0.4 million, respectively, in connection with the amortization of stock options, net of recovery of stock-based charges for forfeited stock options. Stock-based compensation expense is included as part of selling, general and administrative expense in the accompanying consolidated statements of operations.

At December 31, 2020, the amount of unamortized stock-based compensation expense on unvested stock options granted to employees, directors and consultants was approximately $$4,000, which will be amortized over a weighted average period of 0.5 years.

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

	December 31,
	2020	2019

Preferred stock	162,771,153,000	201,501,142,000
Stock options	69,862,230,680	68,362,230,680
Warrants	-	41,437,627,105
Total	232,633,383,680	311,300,999,785

Weighted average shares used in calculating basic and diluted net income (loss) per share are as follows:

	Year Ended December 31,
	2020	2019

Basic	90,351,540,618	66,977,667,455
Effect of exercise stock options	-	-
Effect of exercise warrants	-	-
Diluted	90,351,540,618	66,977,667,455

Note 14. LEASE

The Company has various lease agreements with terms up to 20 years, including leases of retail stores, headquarter and equipment. All the leases are classified as operating leases.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of December 31, 2020.

Maturity of Lease Liabilities by Fiscal Year
2021	$631,978
2022	564,478
2023	450,877
2024	342,005
2025	337,685
Thereafter	2,209,009
Total undiscounted operating lease payments	$4,536,032
Less: Imputed interest	(946,825)
Present value of operating lease liabilities	$3,589,207

Balance Sheet Classification
Operating lease liability, current	$474,686
Operating lease liability, net of current	3,114,521
Total operating lease liabilities	$3,589,207

Other Information
Weighted-average remaining lease term for operating leases	10 years
Weighted-average discount rate for operating leases	4.77%

Rent expense for the years ended December 31, 2020 and 2019 was approximately $1.0 million, respectively, is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

The following table represents the components of lease cost are as follows for twelve months ended December 31, 2020:

December 31, 2020
Operating lease cost	$480,314
Variable lease cost	353,887
Short-term lease cost	116,709
Total Rent Expense	$950,910

Cash Flows

Cash paid for amounts included in the present value of operating lease liabilities was $511,000 for the 2020 and was included in operating cash flows. The amortization of the right-of-use asset of $584,398 was included in operating cash flows.

Supplemental balance sheet information related to our operating leases is as follows:

	Balance Sheet Classification	January 1, 2020	December 31, 2020
Right of use asset	Other assets	$4,663,019	$4,078,621
Lease liability, current	Current liabilities	$555,959	$474,686
Lease liability, net of current	Other liabilities	$3,544,729	$3,114,521

Note 15. INCOME TAXES

The Company did not have a provision for income taxes (current or deferred tax expense) for tax years ended December 31, 2020 and 2019. The following is a reconciliation of the expected tax expense (benefit) at the U.S. statutory rate to the actual tax expense (benefit) reflected in the accompanying statement of operations:

	Year Ended December 31,
	2020	2019
U.S. federal statutory rate	$(781,704)	$(587,869)
State and local taxes, net of federal benefit	(132,291)	(100,094)
Change in valuation allowance	1,201,450	249,935
True-up & deferred adjustment	23,614	258,165
Stock based compensation	19,159	17,901
Other permanent items	935	6,664
Change in tax rate	2,429	97,731
Expired warrants	(422,655)	-
Other	89,063	57,567
	$-	$-

As of December 31, 2020 and 2019, the Company’s deferred tax assets and liabilities consisted of the effects of temporary differences attributable to the following:

	Year Ended December 31,
	2020	2019
Deferred tax assets:
NOL & AMT credit carryforward	$13,366,483	$12,654,534
Inventory reserves and allowances	31,249	30,965
Accrued Expenses and Deferred Income	45,358	48,050
Charitable contribution	5,303	5,284
Stock based compensation	1,966,058	1,967,795
Net book value of fixed assets	6,574	3,978
Net book value of intangible assets	731,365	666,538
ASC 842 - Lease Accounting	32,681	29,132
Total deferred tax assets	16,185,071	15,406,276
Deferred tax liabilities:
Extinguishment of Warrants	-	(422,655)
Total deferred tax liabilities	-	(422,655)

Net deferred tax assets	16,185,071	14,983,621
Valuation allowance	(16,185,071)	(14,983,621)
Net deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the positive and negative evidence available, management has determined that a valuation allowance is required at December 31, 2020 and 2019 to reduce the deferred tax assets to amounts that are more likely than not to be realized. The Company’s valuation increased by $1.2 million and $0.2 million for the tax years ended 2020 and 2019, respectively. Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax assets may be necessary.

At December 31, 2020 the Company had U.S. federal and state net operating loss carryforwards (“NOLS”) of $56.4 million and $42.4 million, respectively. Federal NOLs of $46.3 million expire beginning in 2030 through 2037 and $10.1 million do not expire.  State NOLs of $35.4 million expire beginning in 2030 through 2037 and $7.0 million do not expire. Utilization of our NOLS may be subject to an annual limitation under section 382 and similar state provisions of the Internal Revenue Code due to changes of ownership that may have occurred or that could occur in the future, as defined under the regulations.

On March 27, 2020, the CARES Act was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits. Given the Company’s full valuation allowance position and the Company did not have taxable income in the five preceding years, the CARES Act did not have an impact on the financial statements.

The Company files a federal income tax return and income tax returns in various state tax jurisdictions and the Company is generally no longer subject examinations by federal and state tax authorities for years before 2017.

Note 16. SEGMENT INFORMATION

Management determines the reportable segments based on the internal reporting used by our executives to evaluate performance and to assess where to allocate resources. The Company evaluates segment performance based on the segment gross profit before corporate expenses.

Summarized below are the total net sales and segment operating profit for each reporting segment:

	Year Ended
	Net Sales		Segment Gross Profit
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Vapor	$2,458,945	$4,134,701	$1,425,140	$2,443,967
Grocery	11,461,800	10,979,305	4,352,081	4,040,277
Total	$13,920,745	$15,114,006	5,777,221	6,484,244
Corporate expenses			9,225,593	10,898,528
Operating loss			(3,448,372)	(4,414,284)
Corporate other income (expense), net			(274,020)	1,614,908
Net loss			(3,722,392)	(2,799,376)

For the year ended December 31, 2020 depreciation and amortization was approximately $10,000 and $0.5 million for Vapor and Grocery, respectively.

For the year ended December 31, 2019 depreciation and amortization was approximately $41,000 and $0.5 million for Vapor and Grocery, respectively.

Note 17. SUBSEQUENT EVENTS

On January 14, 2021, the Compensation Committee of the Board of Directors of the Company approved an issuance of restricted stock to the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer of the Company, in consideration for agreeing to a new vesting schedule for the existing awarded restricted stock. Each Officer of the Company was granted a 10% increase from the original award agreement for a total of 2.2 billion shares of restricted common stock, which will vest on December 31, 2022, provided that the grantee remains an employee of the Company through the vesting date.

On January 14, 2021, the Compensation Committee of the Board of Directors of the Company approved an issuance of restricted stock to Anthony Panierello a Director of the Company, in consideration for agreeing to a new vesting schedule for the existing awarded restricted stock. The Director of the Company was granted a 10% increase from the original award agreement for a total of 50 million shares of restricted common stock, which will vest on December 31, 2022, provided that the grantee remains an employee of the Company through the vesting date.

On February 7, 2021, Healthier Choices Management Corp. (the “Company”) entered into a Securities Purchase Agreement, pursuant to which the Company sold and issued 5,000 shares of its Series D Convertible Preferred Stock (the “Preferred Stock”) to institutional investors for $1,000 per share or an aggregate subscription of $5,000,000. The Preferred Stock is currently convertible into 2,083,333,333 shares of the Company’s Common Stock at a conversion price of $0.0024 per share, with such conversion price subject to adjustment as described in the Certificate of Designation.

On February 25, 2021, the Company received a written notice from Sabby Healthcare Master Fund, LTD and Sabby Volatility Warrant Master Fund, LTD (“collectively, the Lender”) agreeing to the requested extension for the term loan and security agreement (the “Loan”) that matures on November 16, 2020. The loan extension matures on March 18, 2021 and it bears interest at a rate of 5% per annum, payable monthly commencing on the first day of the first month following the acceptance date of the extension.

On February 26, 2021, the Company entered into an amended and restated employment agreement (the “Employment Agreement Amendment”) with the Company’s President and Chief Operating Officer, Christopher Santi. Pursuant to the Employment Agreement Amendment, Mr. Santi will continue to be employed as the Company’s President and Chief Operating Officer through January 30, 2024.  Mr. Santi will receive a base salary of $363,000 for 2021 and his salary will increase 10% in each subsequent year.

Since January 1, 2021 to March 5, 2021, the Company Series C Stock have been 100% been converted and cancelled into 162.8 billion common shares. In addition, 625 million stock options of the Company have been exercised into common stock and 2.25 billion shares of restricted stock has been issued pursuant to contractual agreements with the Company’s officers and directors.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

1.1	Form of Underwriting Agreement	S-1	7/10/15	1.1
2.1(a)	Business Sale Offer and Acceptance Agreement, dated April 11, 2016, by and between Vapor Corp. and Ada’s Whole Food Market LLC	8-K	5/23/16	2.1
2.1(b)	Asset Purchase Agreement, dated July 29, 2016, by and between Vapor Corp. and VPR Brands, L.P.	8-K	8/3/16	1.1
2.1(c)	Asset Purchase Agreement, dated November 19, 2018, by and among the Company and Paradise Health Foods, Inc.	8-K	11/21/18	2.1
2.1(d)	Membership Interest Purchase Agreement, dated December 14, 2018, by and among Healthy U Wholesale, Inc. and the Sellers named therein	8-K	12/26/18	2.2
3.1	Certificate of Incorporation	10-Q	11/16/15	3.1
3.1(a)	Certificate of Amendment to Certificate of Incorporation	8-K	3/03/17	3.1
3.1(b)	Certificate of Amendment to Certificate of Incorporation	S-1	7/10/15	3.2
3.1(c)	Certificate of Amendment to Certificate of Incorporation	S-4	12/11/15	3.2
3.1(d)	Certificate of Amendment to Certificate of Incorporation	8-K	2/2/16	3.1
3.1(e)	Certificate of Amendment to Certificate of Incorporation	8-K	3/9/16	3.1
3.1(f)	Certificate of Amendment to Certificate of Incorporation	8-K	6/1/16	3.1
3.1(g)	Certificate of Amendment to Certificate of Incorporation	8-K	8/5/16	3.1
3.1(h)	Certificate of Designation of Series A Preferred Stock	S-1	7/10/15	3.4
3.1(i)	Certificate of Correction to the Certificate of Designation of Series A Preferred Stock	8-A12B	7/27/15	3.5
3.1(j)	Certificate of Designation of Preferences, Rights And Limitations of Series B Convertible Preferred Stock	8-K	8/21/18	3.1
3.1(k)	Certificate of Designation of Preferences, Rights And Limitations of Series C Convertible Preferred Stock	8-K	9/25/20	3.1
3.1(l)	Certificate of Designation of Preferences, Rights And Limitations of Series D Convertible Preferred Stock	8-K	2/4/21	3.1
3.2	Bylaws	8-K	12/31/13	3.4
10.1	Form of Securities Purchase Agreement dated March 3, 2015	8-K	3/05/15	10.1
10.2	2015 Equity Incentive Plan	S-1	6/01/15	10.28
10.3	Form of Letter Agreement dated June 19, 2015	8-K	6/25/15	10.4
10.4	Form of Letter Agreement dated June 19, 2015	8-K	6/25/15	10.5
10.5	Form of Warrant dated June 22, 2015	8-K	6/25/15	10.6
10.6	Form of Registration Rights Agreement dated June 22, 2015	8-K	6/25/15	10.7
10.7	Term Loan Credit Agreement, dated December 31, 2018, by and among Healthy Choice Markets 2, LLC, The Vitamin Store, LLC and Professional Bank	8-K	1/7/19	10.1
10.8	Term Note, dated December 31, 2019, issued by Healthy Choice Markets 2, LLC, and The Vitamin Store, LLC, in favor of Professional Bank	8-K	1/7/19	10.2

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
10.9	Amendment to Vapor Corp. 2015 Equity Incentive Plan	S-8	2/8/17	4.2
10.10	Form of Restricted Stock Award Agreement	8-K	8/20/18	10.4
10.11	Second Amended and Restated Employment Agreement, entered into as of February 26, 2021 by and between the Company and Christopher Santi	8-K	3/5/21	10.1	X
10.12	Third Amended and Restated Restricted Stock Agreement dated as of February 12, 2021 by and between Healthier Choices Management Corp. and Jeffrey Holman				X
10.13	Third Amended and Restated Restricted Stock Agreement dated as of February 12, 2021 by and between Healthier Choices Management Corp. and Christopher Santi				X
10.14	Third Amended and Restated Restricted Stock Agreement dated as of February 12, 2021 by and between Healthier Choices Management Corp. and John Ollet				X
10.15	Third Amended and Restated Restricted Stock Agreement dated as of February 12, 2021 by and between Healthier Choices Management Corp. and Anthony Panariello				X
10.16	Amended and Restated Employment Agreement, dated as of March 13, 2018 by and between the Company and John Ollet	8-K	8/20/18	10.2
10.17	Amended and Restated Employment Agreement, dated as of March 13, 2018 by and between the Company and Jeffrey Holman	8-K	8/20/18	10.3
16.1	Letter from Morrison, Brown, Argiz & Farra, LLC, dated April 26, 2017	8-K	4/28/17	16.1
21.1	List of Subsidiaries				Filed
23.1	Consent of Marcum L.L.P				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Link base Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Link base Document				Filed
101.LAB	XBRL Taxonomy Extension Label Link base Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Link base Document				Filed

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2021.

Healthier Choices Management Corp.

By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Holman	Principal Executive Officer	March 5, 2021
Jeffrey Holman	and Director

/s/ John A. Ollet	Chief Financial Officer	March 5, 2021
John A. Ollet	(Principal Financial and Accounting Officer)

/s/ Clifford J. Friedman	Director	March 5, 2021
Clifford J. Friedman

/s/ Anthony Panariello	Director	March 5, 2021
Anthony Panariello