Form 10-Q
period 2021-03-31
Healthier Choices Management Corp.
filed 2021-05-10
CIK 844856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 10, 2021, there were 307,926,082,074 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,316,169	$925,475
Accounts receivable, net	56,754	23,675
Inventories	1,700,784	1,749,246
Prepaid expenses and vendor deposits	237,831	286,065
Investment	48,857	22,731
TOTAL CURRENT ASSETS	7,360,395	3,007,192

Restricted cash	-	2,000,000
Property and equipment, net of accumulated depreciation	222,999	230,719
Intangible assets, net of accumulated amortization	1,150,329	1,248,352
Goodwill	916,000	916,000
Note receivable	291,333	304,511
Right of use asset – operating lease, net	3,955,886	4,078,621
Other assets	88,595	89,598

TOTAL ASSETS	$13,985,537	$11,874,993

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$813,870	$1,085,663
Contract liabilities	18,170	21,262
Current portion of line of credit	-	2,000,000
Current portion of loan payment	842,228	2,072,484
Operating lease liability, current	483,482	474,686
TOTAL CURRENT LIABILITIES	2,157,750	5,654,095

Loan payable, net of current portion	778,411	849,009
Operating lease liability, net of current	3,001,335	3,114,521
TOTAL LIABILITIES	5,937,496	9,617,625

COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)

STOCKHOLDERS’ EQUITY
Series C convertible preferred stock, $1,000 par value per share, 30,000 shares authorized; 0 and 16,277 shares issued and outstanding as of March 31, 2021 and December 31, 2020; aggregate liquidation preference of $- million	-	16,277,116
Series D convertible preferred stock, $1,000 par value per share, 5,000 shares authorized; 5,000 shares issued and outstanding as of March 31, 2021; aggregate liquidation preference of $5.0 million	5,000,000	-
Common Stock, $0.0001 par value per share, 750,000,000,000 shares authorized; approximately 307.7 and 143.8 billion shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	30,772,608	14,384,084
Additional paid-in capital	5,330,562	3,955,039
Accumulated deficit	(33,055,129)	(32,358,871)
TOTAL STOCKHOLDERS’ EQUITY	8,048,041	2,257,368

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,985,537	$11,874,993

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
SALES
Vapor sales, net	$613,936	$773,458
Grocery sales, net	2,851,817	3,262,714
TOTAL SALES, NET	3,465,753	4,036,172

Cost of sales vapor	233,315	319,080
Cost of sales grocery	1,741,728	2,009,200
GROSS PROFIT	1,490,710	1,707,892

OPERATING EXPENSES	2,022,883	2,372,381

LOSS FROM OPERATIONS	(532,173)	(664,489)

OTHER (EXPENSE) INCOME
Gain (loss) on investment	26,126	(9,857)
Other expense, net	-	(76)
Interest expense, net	(72,915)	(16,872)
Loss on extinguishment of debt	(117,296)	-
Total other expense, net	(164,085)	(26,805)

NET LOSS	$(696,258)	$(691,294)

NET LOSS PER SHARE-BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	244,246,983,178	69,716,324,179

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2021	16,277	$16,277,116	143,840,848,017	$14,384,084	$3,955,039	$(32,358,871)	$2,257,368
Series C Convertible Preferred Stock exercised	(16,277)	(16,277,116)	162,771,153,001	16,277,116	-	-	-
Stock options exercised	-	-	775,000,000	77,500	-	-	77,500
Issuance of Series D Preferred stock in connection with the Securities Purchase Agreement	5,000	5,000,000	-	-	-	-	5,000,000
Issuance of common stock	-	-	1,182,831,056	118,283	1,289,273	-	1,407,556
Issuance of awarded stock for officers	-	-	2,200,000,000	220,000	(220,000)	-	-
Issuance of awarded stock for board member	-	-	50,000,000	5,000	(5,000)	-	-
Cancellation of awarded stock for officers	-	-	(3,025,000,000)	(302,500)	302,500	-	-
Cancellation of awarded stock for board member	-	-	(68,750,000)	(6,875)	6,875	-	-
Stock-based compensation expense	-	-	-	-	1,875	-	1,875
Net loss	-	-	-	-	-	(696,258)	(696,258)
Balance – March 31, 2021	5,000	$5,000,000	307,726,082,074	$30,772,608	$5,330,562	$(33,055,129)	$8,048,041

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

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(696,258)	$(691,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	136,597	147,834
Loss on extinguishment of debt	117,296	-
Loss (Gain) on investment	(26,126)	9,857
Amortization of right-of-use asset	122,735	158,724
Stock-based compensation expense	1,875	81,944

Changes in operating assets and liabilities:
Accounts receivable	(33,079)	(1,081)
Inventories	48,462	40,036
Prepaid expenses and vendor deposits	48,234	21,171
Other assets	1,003	3,958
Accounts payable	(146,862)	126,569
Accrued expenses	(122,765)	47,124
Contract liabilities	(3,092)	(3,756)
Lease liability	(104,390)	(140,374)
NET CASH USED IN OPERATING ACTIVITIES	(656,370)	(199,288)

INVESTING ACTIVITIES
Collection of note receivable	13,178	7,362
Purchases of property and equipment	(30,855)	(10,805)
Purchases of patent	-	(89,415)
NET CASH USED IN INVESTING ACTIVITIES	(17,677)	(92,858)

FINANCING ACTIVITIES
Principal payments on loan payable	(12,759)	(70,574)
Principal payment on the line of credit	(2,000,000)	-
Proceeds from security purchase agreement	5,000,000	-
Proceeds from exercise of stock options	77,500	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,064,741	(70,574)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENT AND RESTRICTED CASH	2,390,694	(362,720)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH— BEGINNING OF PERIOD	2,925,475	3,525,415
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — END OF PERIOD	$5,316,169	$3,162,695

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$81,313	$35,256

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock	$1,407,556	$-

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. ORGANIZATION

Organization

Healthier Choices Management Corp. (the “Company”) is a holding company focused on providing consumers with healthier daily choices with respect to nutrition and other lifestyle alternatives. The Company currently operates eight retail vape stores in the Southeast region of the United States, through which it offers e-liquids, vaporizers and related products. The Company also operates Ada’s Natural Market, a natural and organic grocery store, through its wholly owned subsidiary Healthy Choice Markets, Inc. Ada’s Natural Market and Paradise Health and Nutrition offers fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products and natural household items. The Company also sells vitamins and supplements on the Amazon.com marketplace through its wholly owned subsidiary Healthy U Wholesale, Inc. The Company also operates HCMC Intellectual Property Holdings, LLC, a new wholly owned subsidiary formed to hold, market and expand on its current intellectual property assets. The Company markets the Q-Cup™ technology under the vape segment; this patented technology is based on a small, quartz cup called the Q-Cup™, which a customer partially fills with either cannabis or CBD concentrate (approximately 50mg) purchased from a third party. The Q-Cup™ is then inserted into the Q-Cup™ Tank or Globe, that heats the cup from the outside without coming in direct contact with the solid concentrate. This Q-Cup™ technology provides significantly more efficiency and an “on the go” solution for consumers who prefer to vape concentrates either medicinally or recreationally.

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Healthy Choice Markets, Inc., Healthy Choice Markets 2, LLC (“Paradise Health and Nutrition”), HCMC Intellectual Property Holdings, LLC, The Vitamin Store, LLC, Healthy U Wholesale, Inc., The Vape Store, Inc. (“Vape Store”), Vaporin, Inc. (“Vaporin”), Smoke Anywhere U.S.A., Inc. (“Smoke”), Emagine the Vape Store, LLC (“Emagine”), IVGI Acquisition, Inc., Vapormax Franchising LLC, Vaporin LLC, and Vaporin Florida, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Note 2. LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern and realization of assets and satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of any uncertainties related to our going concern assessment. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values.

The Company currently and historically has reported net losses and cash outflows from operations. The Company anticipates that its current cash, cash equivalent and cash generated from operations will be sufficient to meet the projected operating expenses for the foreseeable future through a year and a day from the issuance of these unaudited condensed consolidated financial statements.

Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification

Certain amounts in the condensed consolidated financial statements and related notes have been reclassified to conform to the current year presentation. Such reclassifications do not impact the Company's previously reported financial position or net income (loss).

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2021. Certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been omitted under the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for such year as filed with the SEC on March 8, 2021.

Note 4. CONCENTRATIONS

Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the statement of cash flows:

	March 31, 2021	December 31, 2020
Cash and Cash Equivalent	$5,316,169	$925,475
Restricted cash, non-current portion	-	2,000,000
Total cash, cash equivalents and restricted cash	$5,316,169	$2,925,475

Restricted Cash

The Company's restricted cash consisted of cash balances which were restricted as to withdrawal or usage under the August 2020 Loan and Security agreement and cash balances obligated to be maintained in a money market account as per the April 2018 revolving credit line agreement. See Note 8 for further discussions.

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

	Three Months Ended March 31,
	2021	2020
Vapor	$613,936	$773,458
Grocery	2,851,817	3,262,714
Total revenue	$3,465,753	$4,036,172

Retail Vapor	$613,894	$773,458
Retail Grocery	2,542,360	2,830,365
Food service/restaurant	287,722	329,139
Online/eCommerce	13,717	103,210
Wholesale Grocery	8,018	-
Wholesale Vapor	42	-
Total revenue	$3,465,753	$4,036,172

Note 6. INTANGIBLE ASSETS

Intangible assets, net are as follows:

March 31, 2021	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	8-10 years	$923,000	$(465,505)	$457,495
Customer relationships	4-10 years	883,000	(529,510)	353,490
Patents	10 years	359,665	(94,633)	265,032
Non-compete	4 years	174,000	(99,688)	74,312
Intangible assets, net		$2,339,665	$(1,189,336)	$1,150,329

December 31, 2020	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	8-10 years	$923,000	(441,786)	$481,214
Customer relationships	4-10 years	883,000	(475,073)	407,927
Patents	10 years	359,665	(85,641)	274,024
Non-compete	4 years	174,000	(88,813)	85,187
Intangible assets, net		$2,339,665	$(1,091,313)	$1,248,352

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense was approximately $0.1 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively. Future annual estimated amortization expense is as follows:

Years ending December 31,
2021 (remaining nine months)	$287,069
2022	369,706
2023	130,841
2024	130,841
2025	125,341
Thereafter	106,531
Total	$1,150,329

Note 7. CONTRACT LIABILITIES

The Company’s contract liabilities consists of gift cards and loyalty rewards, for which the Company has a performance obligation to deliver products when customers redeem balances or terms expire through breakage. Our breakage policy is twenty four months for gift cards, twelve months for Grocery loyalty rewards, and six months for Vapor loyalty rewards. As such, all contract liabilities are expected to be recognized within a twenty four month period. Revenue is recognized when gift card and loyalty points are redeemed.

A summary of the net changes in contract liabilities activity for the three months ended March 31, 2021 and 2020 is presented below:

	As of March 31,
	2021	2020
Beginning balance as January 1,	$21,262	$26,823
Issued	46,627	60,309
Redeemed	(49,585)	(63,509)
Breakage recognized	(134)	(556)
Ending balance as of March 31,	$18,170	$23,067

Note 8. DEBT

The following table provides a breakdown of the Company's debt as of March 31, 2021 and is presented below:

_	Due Date	Interest Rate	March 31, 2021	December 31, 2020
Term Loan Credit Agreement	December 2023	7.00%	$730,924	$800,924
Paycheck Protection Program	May 2022	1%	884,431	882,264
Line of Credit	July 2021	2.2%	-	2,000,000
Loan and Security Agreement ("PPE Loan")	March 2021	5%	-	1,232,414
Other debt	April 2023	5.3%	5,284	5,891
Total debt			$1,620,639	4,921,493

Line of Credit

On April 13, 2018, the Company agreed to a new revolving credit line of $2 million and a money market account of $2 million (“blocked account”) with Professional Bank in Coral Gables, Florida. On September 30, 2020, the Company reached agreement with Professional Bank to renew the credit line for one more year, and the next annual review will occur on or before July 15, 2021. The new agreement included a variable interest rate that it is based on a rate of 1.5% over what is earned on the collateral amount. The collateral amount established in the arrangement with the bank is $2 million. As of March 31, 2021, the Company had a zero balance in the blocked account as of a result of a $2 million payment to the line of credit. The company recoded the balance in the blocked account as restricted cash included in non-current assets.

Note 9. STOCKHOLDERS’ EQUITY

Exchange Agreement

On March 29, 2021, the Company entered into exchange agreements with the holders of the $2.7 million Loan and Security Agreement (the "Credit Agreement"). The agreement with the holders of the Company’s indebtedness (the “Notes”) in an aggregate amount of  $1.3 million to exchange the Notes for 1,172,964,218 shares at a conversion price of $0.0011. The Notes were issued pursuant to the Credit Agreement dated as of August 18, 2020, among The Vape Store, Inc., the Company, Healthy Choice Markets, Inc., Sabby Healthcare Master Fund, Ltd., and Sabby Volatility Warrant Master Fund, Ltd.  In connection with the Exchange, the Credit Agreement and all related loan documents will be terminated and the Holder’s on the assets of the Company and its subsidiaries will be cancelled.  The Company recognized a loss on debt extinguishment of $0.1 million.

Restricted Stock

On January 14, 2021, the Compensation Committee of the Board of Directors of the Company approved an issuance of restricted stock to the Officers and a Director of the Company, in consideration for agreeing to a new vesting schedule for the existing awarded restricted stock. Each individual was granted a 10% increase from the original award agreement for a total of 2.3 billion shares of restricted common stock, which will vest quarterly and equal amounts until December 31, 2022, provided that the grantee remains an employee of the Company through the vesting date.

On March 30, 2021, the Company and the Officers and a Director of the Company agreed to forfeit all their restricted shares that were due to vest on March 31, 2021. Each individual forfeited 12.50% from their current amended award agreement for a total of 3.09 billion shares of restricted common stock.

The Company applied ASC 718 “Stock Compensation” to evaluate the award modification and cancellation. Based on this guidance, no gain or loss was recognize.

Series C Convertible Preferred Stock

On November 17, 2020, the Company entered into agreements with certain holders of its Series B Convertible Preferred Stock (the "Series B Stock") to exchange all the Series B Stock for 20,150 shares of Series C Stock (the "Series C Stock"). Each share of Series C Stock has a stated value equal to $1,000 and is convertible into Common Stock on a fixed basis at a conversion price of $0.0001 per share. As of the end of the three month ended March 31, 2021, the Series C Stock have been 100% been converted into 201.5 billion shares of Company common stock.

Series D Convertible Preferred Stock

On February 7, 2021, the Company entered into a Securities Purchase Agreement, pursuant to which the Company sold and issued 5,000 shares of its Series D Convertible Preferred Stock (the “Preferred Stock”) to a single institutional, accredited investor for $1,000 per share or an aggregate subscription of $5.0 million. The Preferred Stock is currently convertible into 2,083,333,333 shares of the Company’s Common Stock at a conversion price of $0.0024 per share, with such conversion price subject to adjustment as set forth below and described in the Certificate of Designation.

Stock Options

In the three months ended March 31, 2021, 775,000,000 stock options of the Company have been exercised into common stock.

During the three months ended March 31, 2021 and 2020, the Company recognized a stock-based compensation of $1,875 and $81,944, respectively, in connection with the amortization of stock options, net of recovery of stock-based charges for forfeited unvested stock options. Stock-based compensation expense is included as part of selling, general and administrative expense in the accompanying consolidated statements of operations.

Income (Loss) Per Share

The following table summarizes the Company’s securities, in common share equivalents, that have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	As of March 31,
	2021	2020
Preferred stock	2,083,000,000	201,501,000,000
Stock options	69,087,000,000	68,062,000,000
Warrants	-	36,460,000,000
Total	71,170,000,000	306,023,000,000

Note 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Loss Contingencies

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

Gain Contingencies

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

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations as of March 31, 2021. With respect to legal costs, we record such costs as incurred.

Employment Agreement

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

Note 11. SUBSEQUEBT EVENTS

The Company has evaluated its subsequent events from March 31, 2021 through the date these condensed consolidated financial statements were issued, and has determined that other below there are no additional subsequent events required to be disclosed.

From April 1, 2021 to May 10, 2021, 200 million stock options of the Company have been exercised into common stock.

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

The Company incurred a loss from operations of approximately $0.7 million for the three months ended March 31, 2021. As of March 31, 2021, cash and cash equivalents totaled approximately $5.3 million. The Company expects to continue incurring losses for the foreseeable future and we anticipate that our current cash and cash equivalents to be generated from operations will be sufficient to cover our projected operating expenses for the foreseeable future. Management do not believe there are any substantial doubts about the Company’s ability to continue as a going concern within a year and a day from the issuance of these unaudited consolidated financial statements.

Rights Offering

On April 20, 2021, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) for a Rights Offering to its stockholders. The purpose of this Rights Offering is to raise equity capital in a cost-effective and potentially non-dilutive manner that provides all of our existing shareholders the opportunity to participate, purchase, and own up to approximately an additional 25% of the Company’s common stock. If fully subscribed, the Company will raise up to $100,000,000 in gross proceeds. The net proceeds will be used for general working capital purposes, including the protection of our intellectual property rights through litigation and other methods, funding future research and development for both our intellectual property suite and product offerings, and funding growth initiatives and expansion for our health food, vitamin and supplements, and vape segments, both online and in brick and mortar stores.

Factors Affecting Our Performance

We believe the following factors affect our performance:

Vapor Retail: We believe the operating performance of our vapor retail stores will affect our revenue and financial performance. The Company has a total of eight retail vape stores, which are located in Florida, Georgia and Tennessee.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 that is used in the following discussions of our results of operations:

	Three Months Ended March 31,		2020 to 2021
	2021	2020	Change $
SALES
Vapor sales, net	$613,936	$773,458	$(159,522)
Grocery sales, net	2,851,817	3,262,714	(410,897)
TOTAL SALES, NET	3,465,753	4,036,172	(570,419)

Cost of sales vapor	233,315	319,080	(85,765)
Cost of sales grocery	1,741,728	2,009,200	(267,472)
GROSS PROFIT	1,490,710	1,707,892	(217,182)

OPERATING EXPENSES	2,022,883	2,372,381	(349,498)

LOSS FROM OPERATIONS	(532,173)	(664,489)	132,316

OTHER INCOME (EXPENSE)
Gain (loss) on investment	26,126	(9,857)	35,983
Other expense, net	-	(76)	76
Interest expense, net	(72,915)	(16,872)	(56,043)
Loss on extinguishment of debt	(117,296)	-	(117,296)
Total other expense, net	(164,085)	(26,805)	(137,280)

NET LOSS	$(696,258)	$(691,294)	$(4,964)

Net Vapor sales decreased $0.2 million to $0.6 million for the three months ended March 31, 2021 as compared to $0.8 million for the same period in 2020. The decrease in sales is primarily due to a consistent decreased in foot traffic and the closure of one store during the three months ended March 31, 2021 as compared to the same period in 2020.

Net Grocery sales decreased $0.4 million to $2.9 million for the three months ended March 31, 2021 as compared to $3.3 million for the same period in 2020. The decrease in sales is primarily due to a decrease in the customer count compared to the same period in 2020.

Vapor cost of goods sold for the three months ended March 31, 2021 and 2020 were $0.2 million and $0.3 million, respectively, a decreased of $0.1 million. The decrease is primarily due to decreases in sales and product costs during three months ended March 31, 2021 as compared to the same period in 2020. Gross profit was $0.4 million and $0.5 million for three months ended March 31, 2021 and 2020, respectively.

Grocery cost of goods sold for the three months ended March 31, 2021 and 2020 were $1.7 million and $2.0 million respectively, an decreased of $0.3 million. The decrease is primarily due to increases in sales and cost of goods sold during the three months ended March 31, 2021 as compared to the same period in 2020. Gross profit was $1.1 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively.

Total operating expenses decreased $0.3 million to $2.0 million for the three months ended March 31, 2021 compared to $2.4 million for the same period in 2020. The decrease is primarily attributable to decreases in office and stores expenses of $0.2 million, payroll and employee related cost of $0.1 million, and stock compensation of $0.1 million, partially offset by an increase in professional fees of $0.1 million.

Net other expense of $164,000 for the three months ended March 31, 2021 includes a loss on extinguishment of debt of $117,000 and interest expense of $73,000, partially offset by a gain on investment of $26,000. Net other expense of $27,000 for the three months ended March 31, 2020 includes an interest expense of $17,000 and a loss on investment of $10,000.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in)
Operating activities	$(656,370)	$(199,288)
Investing activities	(17,677)	(92,858)
Financing activities	3,064,741	(70,574)
	$2,390,694	$(362,720)

Our net cash used in operating activities of $0.7 million for the three months ended March 31, 2021 resulted from a net loss of $0.7 million, and a net cash usage of $0.3 million from changes in operating assets and liabilities, offset by a non-cash adjustment of $0.4 million. Our net cash used in operating activities of $0.2 million for the three months ended March 31, 2020 resulted from a net loss of $0.7 million and a net cash usage of $0.1 million from changes in operating assets and liabilities, offset by a non-cash adjustment of $0.4 million.

The net cash used in investing activities of $18,000 for the three months ended March 31, 2021 resulted from the collection of a note receivable, and purchases of property and equipment. The net cash used in investing activities of $0.1 million for the three months ended March 31, 2020 resulted from the collection of a note receivable, and purchases of property and equipment.

The net cash provided by financing activities of $3.1 million for the three months ended March 31, 2021 is due to is due to proceeds received from the Securities Purchase Agreement of $5.0 million and an exercised of stock options of $0.1 million, partially offset by a principal payment of $2 million on the line of credit. The net cash used in financing activities of $0.1 million for the three months ended March 31, 2020 is due to payments on the loan payable.

At March 31, 2021 and December 31, 2020, we did not have any material financial guarantees or other contractual commitments with vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. The majority of our cash and cash equivalents are concentrated in one financial institution and are generally in excess of the FDIC insurance limit. The Company has not experienced any losses on its cash and cash equivalents. The following table presents the Company’s cash position as of March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
Cash	$5,316,169	$925,475
Total assets	$13,985,537	$11,874,993
Percentage of total assets	38.01%	7.79%

The Company reported a net loss of $0.7 million for the three months ended March 31, 2021. The Company also had positive working capital of $5.2 million. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to satisfy business obligations, and to continue as a going concern.

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

There have been no material changes to the Company’s critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the 2020 Annual Report, which we believe are the most critical to our business and the understanding of our results of operations and affect the more significant judgments and estimates that we use in the preparation of our condensed consolidated financial statements.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include our future common stock price, the timing of future Series D preferred stock exercises and stock sales, customer acceptance of our products, and proposed federal and state regulation. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, did not carry out an evaluation on internal controls as of March 31, 2021 in regard to the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. As an evaluation was not carried out, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of March 31, 2021 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Changes in Internal Control over Financial Reporting

Following this assessment and during the three months ended March 31, 2021, we have undertaken an action plan to strengthen internal controls and procedures:

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

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations as of March 31, 2021. With respect to legal costs, we record such costs as incurred.

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

HEALTHIER CHOICES MANAGEMENT CORP.

Date: May 10, 2021	By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer

Date: May 10, 2021	By:	/s/ John Ollet
John Ollet
Chief Financial Officer