Form 10-Q
period 2021-06-30
Healthier Choices Management Corp.
filed 2021-08-10
CIK 844856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 10, 2021, there were 333,179,132,384 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$29,338,884	$925,475
Accounts receivable, net	53,737	23,675
Inventories	1,906,859	1,749,246
Prepaid expenses and vendor deposits	268,492	286,065
Investment	34,242	22,731
TOTAL CURRENT ASSETS	31,602,214	3,007,192

Restricted cash	-	2,000,000
Property and equipment, net of accumulated depreciation	206,159	230,719
Intangible assets, net of accumulated amortization	1,053,306	1,248,352
Goodwill	916,000	916,000
Note receivable	276,815	304,511
Right of use asset – operating lease, net	3,813,020	4,078,621
Other assets	85,936	89,598

TOTAL ASSETS	$37,953,450	$11,874,993

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,965,086	$1,085,663
Contract liabilities	18,995	21,262
Current portion of line of credit	-	2,000,000
Current portion of loan payment	282,537	2,072,484
Operating lease liability, current	471,741	474,686
TOTAL CURRENT LIABILITIES	2,738,359	5,654,095

Loan payable, net of current portion	339,308	849,009
Operating lease liability, net of current	2,886,919	3,114,521
TOTAL LIABILITIES	5,964,586	9,617,625

COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)

STOCKHOLDERS’ EQUITY
Series C convertible preferred stock, $1,000 par value per share, 30,000 shares authorized; 0 and 16,277 shares issued and outstanding as of June 30, 2021 and December 31, 2020; aggregate liquidation preference of $- million	-	16,277,116
Series D convertible preferred stock, $1,000 par value per share, 5,000 shares authorized; 5,000 shares issued and outstanding as of June 30, 2021; aggregate liquidation preference of $5.0 million	5,000,000	-
Common Stock, $0.0001 par value per share, 750,000,000,000 shares authorized; approximately 333.2 and 143.8 billion shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	33,317,913	14,384,084
Additional paid-in capital	26,546,415	3,955,039
Accumulated deficit	(32,875,464)	(32,358,871)
TOTAL STOCKHOLDERS’ EQUITY	31,988,864	2,257,368

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,953,450	$11,874,993

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
SALES
Vapor sales, net	$590,980	$520,877	$1,204,916	$1,294,334
Grocery sales, net	2,794,912	2,788,035	5,646,729	6,050,749
TOTAL SALES, NET	3,385,892	3,308,912	6,851,645	7,345,083

Cost of sales vapor	237,333	212,457	470,648	531,537
Cost of sales grocery	1,684,903	1,723,161	3,426,631	3,732,362
GROSS PROFIT	1,463,656	1,373,294	2,954,366	3,081,184

Selling, general and administrative	2,149,087	2,168,159	4,171,970	4,540,540
OPERATING EXPENSES	2,149,087	2,168,159	4,171,970	4,540,540

LOSS FROM OPERATIONS	(685,431)	(794,865)	(1,217,604)	(1,459,356)

OTHER (EXPENSE) INCOME
Gain (loss) on investment	(14,614)	(1,286)	11,511	(11,143)
Interest expense, net	(5,516)	(22,529)	(78,430)	(39,475)
Gain on debt extinguishment, net	885,226	-	767,930	-
Total other income (expense), net	865,096	(23,815)	701,011	(50,618)

NET INCOME (LOSS)	$179,665	$(818,680)	$(516,593)	$(1,509,974)

NET LOSS PER SHARE-BASIC AND DILUTED	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	311,961,992,554	81,189,670,235	277,914,474,082	75,564,076,780

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – April 1, 2021	5,000	$5,000,000	307,726,082,074	$30,772,608	$5,330,562	$(33,055,129)	$8,048,041
Stock options exercised	-	-	1,500,000,000	150,000	-	-	150,000
Issuance of common stock in connection with the Rights Offering, net of offering costs	-	-	27,046,800,310	2,704,680	20,873,978	-	23,578,658
Cancellation of awarded stock for officers and board member	-	-	(3,093,750,000)	(309,375)	309,375	-	-
Stock-based compensation expense	-	-	-	-	32,500	-	32,500
Net Income	-	-	-	-	-	179,665	179,665
Balance – June 30, 2021	5,000	$5,000,000	333,179,132,384	$33,317,913	$26,546,415	$(32,875,464)	$31,988,864

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

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2021	16,277	$16,277,116	143,840,848,017	$14,384,084	$3,955,039	$(32,358,871)	$2,257,368
Series C Convertible Preferred Stock exercised	(16,277)	(16,277,116)	162,771,153,001	16,277,116	-	-	-
Stock options exercised	-	-	2,275,000,000	227,500	-	-	227,500
Issuance of Series D Preferred stock in connection with the Securities Purchase Agreement	5,000	5,000,000	-	-	-	-	5,000,000
Issuance of common stock	-	-	1,182,831,056	118,283	1,289,273	-	1,407,556
Issuance of common stock in connection with the Rights Offering, net of offering costs	-	-	27,046,800,310	2,704,680	20,873,978	-	23,578,658
Issuance of awarded stock for officers and board member	-	-	2,250,000,000	225,000	(225,000)	-	-
Cancellation of awarded stock for officers and board member	-	-	(6,187,500,000)	(618,750)	618,750	-	-
Stock-based compensation expense	-	-	-	-	34,375	-	34,375
Net loss	-	-	-	-	-	(516,593)	(516,593)
Balance – June 30, 2021	5,000	$5,000,000	333,179,132,384	$33,317,913	$26,546,415	$(32,875,464)	$31,988,864

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2020
(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2020	20,150	$20,150,116	67,698,494,244	$6,769,849	$7,618,245	$(28,636,479)	$5,901,731
Issuance of common stock in connection with cashless exercise of Series A warrants	-	-	19,859,802,354	1,985,980	(1,985,980)	-	-
Stock-based compensation expense	-	-	-	-	74,279	-	74,279
Net loss		-		-	-	(1,509,974)	(1,509,974)
Balance – June 30, 2020	20,150	$20,150,116	87,558,296,598	$8,755,829	$5,706,544	$(30,146,453)	$4,466,036

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(516,593)	$(1,509,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	261,571	286,559
Gain on extinguishment of debt	(767,930)	-
Loss (Gain) on investment	(11,511)	11,143
Amortization of right-of-use asset	265,601	266,676
Accrued interest on loan	60,809	-
Stock-based compensation expense	34,375	74,279

Changes in operating assets and liabilities:
Accounts receivable	(30,062)	38,409
Inventories	(157,613)	(22,911)
Prepaid expenses and vendor deposits	17,573	(28,687)
Other assets	3,662	4,197
Accounts payable and accrued expenses	(370,577)	103,939
Contract liabilities	(2,267)	(5,437)
Lease liability	(230,547)	(229,098)
NET CASH USED IN OPERATING ACTIVITIES	(1,443,509)	(1,010,905)

INVESTING ACTIVITIES
Collection of note receivable	27,696	9,991
Purchases of property and equipment	(41,965)	(24,663)
Purchases of patent	-	(89,415)
NET CASH USED IN INVESTING ACTIVITIES	(14,269)	(104,087)

FINANCING ACTIVITIES
Principal payments on loan payable	(184,970)	736,680
Principal payment on the line of credit	(2,000,000)	-
Proceeds from rights offering, net of offering costs	24,828,657	-
Proceeds from preferred stock	5,000,000	-
Proceeds from exercise of stock options	227,500	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	27,871,187	736,680

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENT AND RESTRICTED CASH	26,413,409	(378,312)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH— BEGINNING OF PERIOD	2,925,475	3,525,415
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — END OF PERIOD	$29,338,884	$3,147,103

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$26,115	$69,520

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock	$1,290,260	$-

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. ORGANIZATION

Organization

Healthier Choices Management Corp. (the “Company”) is a holding company focused on providing consumers with healthier daily choices with respect to nutrition and other lifestyle alternatives. The Company currently operates seven retail vape stores in the Southeast region of the United States, through which it offers e-liquids, vaporizers and related products. The Company also operates Ada’s Natural Market, a natural and organic grocery store, through its wholly owned subsidiary Healthy Choice Markets, Inc. Ada’s Natural Market and Paradise Health and Nutrition offers fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products and natural household items. The Company also sells vitamins and supplements on the Amazon.com marketplace through its wholly owned subsidiary Healthy U Wholesale, Inc. The Company also operates HCMC Intellectual Property Holdings, LLC, a wholly owned subsidiary formed to hold, market and expand on its current intellectual property assets. The Company markets the Q-Cup™ technology under the vape segment; this patented technology is based on a small, quartz cup called the Q-Cup™, which a customer partially fills with either cannabis or CBD concentrate (approximately 50mg) purchased from a third party. The Q-Cup™ is then inserted into the Q-Cup™ Tank or Globe, that heats the cup from the outside without coming in direct contact with the solid concentrate. This Q-Cup™ technology provides significantly more efficiency and an “on the go” solution for consumers who prefer to vape concentrates either medicinally or recreationally.

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Healthy Choice Markets, Inc., Healthy Choice Markets 2, LLC (“Paradise Health and Nutrition”), HCMC Intellectual Property Holdings, LLC, The Vitamin Store, LLC, Healthy U Wholesale, Inc., The Vape Store, Inc. (“Vape Store”), Vaporin, Inc., Smoke Anywhere U.S.A., Inc., Emagine the Vape Store, LLC, IVGI Acquisition, Inc., Vapormax Franchising LLC, Vaporin LLC, and Vaporin Florida, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

Note 4. CONCENTRATIONS

Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the statement of cash flows:

	June 30, 2021	December 31, 2020
Cash and Cash Equivalent	$29,338,884	$925,475
Restricted cash, non-current portion	-	2,000,000
Total cash, cash equivalents and restricted cash	$29,338,884	$2,925,475

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Vapor	$590,980	$520,877	$1,204,916	$1,294,334
Grocery	2,794,912	2,788,035	5,646,729	6,050,749
Total revenue	$3,385,892	$3,308,912	$6,851,645	$7,345,083

Retail Vapor	$590,980	$520,877	$1,204,875	$1,294,334
Retail Grocery	2,430,530	2,487,930	4,963,330	5,364,616
Food service/restaurant	305,566	246,207	602,849	575,346
Online/eCommerce	56,259	48,077	69,975	104,966
Wholesale Grocery	2,557	5,821	10,575	5,821
Wholesale Vapor	-	-	41	-
Total revenue	$3,385,892	$3,308,912	$6,851,645	$7,345,083

Note 6. INTANGIBLE ASSETS

Intangible assets, net are as follows:

June 30, 2021	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	8-10 years	$923,000	$(489,224)	$433,776
Customer relationships	4-10 years	883,000	(582,948)	300,052
Patents	10 years	359,665	(103,625)	256,040
Non-compete	4 years	174,000	(110,562)	63,438
Intangible assets, net		$2,339,665	$(1,286,359)	$1,053,306

December 31, 2020	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	8-10 years	$923,000	(441,786)	$481,214
Customer relationships	4-10 years	883,000	(475,073)	407,927
Patents	10 years	359,665	(85,641)	274,024
Non-compete	4 years	174,000	(88,813)	85,187
Intangible assets, net		$2,339,665	$(1,091,313)	$1,248,352

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense was approximately $0.2 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively. Future annual estimated amortization expense is as follows:

Years ending December 31,
2021 (remaining six months)	$190,046
2022	369,706
2023	130,841
2024	130,841
2025	125,341
Thereafter	106,531
Total	$1,053,306

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

A summary of the net changes in contract liabilities activity for the six months ended June 30, 2021 and 2020 is presented below:

	As of June 30,
	2021	2020
Beginning balance as January 1,	$21,262	$26,823
Issued	38,119	42,611
Redeemed	(41,450)	(47,580)
Breakage recognized	1,064	(244)
Fulfillment of contract	-	(224)
Ending balance as of June 30,	$18,995	$21,386

Note 8. DEBT

The following table provides a breakdown of the Company's debt as of June 30, 2021 and December 31, 2020 is presented below:

_	Due Date	Interest Rate	June 30, 2021	December 31, 2020
Term Loan Credit Agreement	December 2023	7.00%	$617,174	$800,924
Paycheck Protection Program	May 2022	1%	-	882,264
Line of Credit	July 2021	2.20%	-	2,000,000
Loan and Security Agreement ("PPE Loan")	March 2021	5%	-	1,232,414
Other debt	April 2023	5.3%	4,671	5,891
Total debt			$621,845	4,921,493

Line of Credit

On April 13, 2018, the Company agreed to a new revolving credit line of $2 million and a money market account of $2 million (“blocked account”) with Professional Bank in Coral Gables, Florida. On September 30, 2020, the Company reached agreement with Professional Bank to renew the line of credit for one more year. The new agreement included a variable interest rate that it is based on a rate of 1.5% over what is earned on the collateral amount. The collateral amount established in the arrangement with the bank is $2 million. As of June 30, 2021, the Company had a zero balance in the blocked account as of a result of a $2 million payment to the line of credit and the Company is not planning to renew the line of credit that is set expire on July 15, 2021. The company recoded the balance in the blocked account as restricted cash included in non-current assets.

Note 9. STOCKHOLDERS’ EQUITY

Rights Offering

On June 18, 2021, the Company issued 27,046,800,310 shares of common stock in connection with the Rights Offering at a subscription price of $0.0010 per share, generating gross proceeds of $27.0 million. The Company incurred direct financing costs of $3.5 million in connection with the offering resulting in net proceeds to the Company of $23.6 million.

Exchange Agreement

On March 29, 2021, the Company entered into exchange agreements with the holders of the $2.7 million Loan and Security Agreement (the "Credit Agreement"). The agreement with the holders of the Company’s indebtedness (the “Notes”) in an aggregate amount of $1.3 million to exchange the Notes for 1,172,964,218 shares at a conversion price of $0.0011. The Notes were issued pursuant to the Credit Agreement dated as of August 18, 2020, among The Vape Store, Inc., the Company, Healthy Choice Markets, Inc., Sabby Healthcare Master Fund, Ltd., and Sabby Volatility Warrant Master Fund, Ltd.  In connection with the Exchange, the Credit Agreement and all related loan documents was terminated and the Holder’s on the assets of the Company and its subsidiaries was cancelled.  The Company recognized a loss on debt extinguishment of $0.1 million.

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

On March 30, 2021, the Company and the Officers and a Director of the Company agreed to forfeit a total of 3.09 billion of restricted shares of common stock that were due to vest on March 31, 2021.

On June 29, 2021, the Company and the Officers and a Director of the Company agreed to forfeit a total of 3.09 billion of restricted shares of common stock that were due to vest on June 30, 2021.

Series C Convertible Preferred Stock

On November 17, 2020, the Company entered into agreements with certain holders of its Series B Convertible Preferred Stock (the "Series B Stock") to exchange all the Series B Stock for 20,150 shares of Series C Stock (the "Series C Stock"). Each share of Series C Stock has a stated value equal to $1,000 and is convertible into Common Stock on a fixed basis at a conversion price of $0.0001 per share. As of the end of the six month ended June 30, 2021, the Series C Stock have been 100% been converted into 201.5 billion shares of Company common stock.

Series D Convertible Preferred Stock

On February 7, 2021, the Company entered into a Securities Purchase Agreement, pursuant to which the Company sold and issued 5,000 shares of its Series D Convertible Preferred Stock (the “Preferred Stock”) to accredited investors for $1,000 per share or an aggregate subscription of $5.0 million. The Preferred Stock is currently convertible into 2,083,333,333 shares of the Company’s Common Stock at a conversion price of $0.0024 per share, with such conversion price subject to adjustment as set forth below and described in the Certificate of Designation.

Stock Options

In the six months ended June 30, 2021, 2,275,000,000 stock options of the Company have been exercised into common stock.

A summary of stock-based compensation expense recognized is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock-based compensation	$32,500	$(7,665)	$34,375	$74,279

Income (Loss) Per Share

The following table summarizes the Company’s securities, in common share equivalents, that have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	As of June 30,
	2021	2020
Preferred stock	2,083,000,000	201,501,000,000
Stock options	67,587,000,000	68,062,000,000
Warrants	-	36,460,000,000
Total	69,670,000,000	306,023,000,000

Note 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Loss Contingencies

Two lawsuits were filed against the Company and its subsidiaries in connection with alleged claimed battery defects for an electronic cigarette device. Plaintiffs claim these batteries were sold by a store of the Company’s subsidiary and have sued for an undetermined amount of damages (other than a total of $0.4 million of medical costs). The initial complaints were filed between January 2019 and April 2019. We responded to the complaints on 2019 and we exchanged additional support information with the plaintiff for one of the lawsuits in 2021. Given the lack of information presented by the plaintiffs to date, the Company is unable to predict the outcome of these matters and, at this time, cannot reasonably estimate the possible loss or range of loss with respect to these legal proceedings.

Gain Contingency

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

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations as of June 30, 2021. With respect to legal costs, we record such costs as incurred.

Employment Agreement

On February 26, 2021, the Company entered into an amended and restated employment agreement (the “Employment Agreement Amendment”) with the Company’s President and Chief Operating Officer, Christopher Santi. Pursuant to the Employment Agreement Amendment, Mr. Santi will continue to be employed as the Company’s President and Chief Operating Officer through January 30, 2024.  Mr. Santi will receive a base salary of $0.4 million for 2021 and his salary will increase 10% in each subsequent year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONDENSED CONSOLDIATED OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements. The terms “we,” “us,” “our,” and the “Company” refer to Healthier Choices Management Corp. and its wholly-owned subsidiaries, Healthy Choice Markets, Inc., Healthy Choice Markets 2, LLC (“Paradise Health and Nutrition”), HCMC Intellectual Property Holdings, LLC, The Vitamin Store, LLC, Healthy U Wholesale, Inc., The Vape Store, Inc. (“Vape Store”), Vaporin, Inc., Smoke Anywhere U.S.A., Inc., Emagine the Vape Store, LLC, IVGI Acquisition, Inc., Vapormax Franchising LLC, Vaporin LLC, and Vaporin Florida, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

The Company incurred a loss from operations of approximately $$0.2 million for the six months ended June 30, 2021. As of June 30, 2021, cash and cash equivalents totaled approximately $29.3 million. The Company expects to continue incurring losses for the foreseeable future and we anticipate that our current cash and cash equivalents to be generated from operations will be sufficient to cover our projected operating expenses for the foreseeable future. Management do not believe there are any substantial doubts about the Company’s ability to continue as a going concern within a year and a day from the issuance of these unaudited consolidated financial statements.

Rights Offering

On April 20, 2021, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) for a Rights Offering to its stockholders. The purpose of this Rights Offering is to raise equity capital in a cost-effective and potentially non-dilutive manner that provides all of our existing shareholders the opportunity to participate, purchase, and own up to approximately an additional 25% of the Company’s common stock. The net proceeds are to be used for general working capital purposes, including the protection of our intellectual property rights through litigation and other methods, funding future research and development for both our intellectual property suite and product offerings, and funding growth initiatives and expansion for our health food, vitamin and supplements, and vape segments, both online and in brick and mortar stores.

On June 18, 2021, the Company issued 27,046,800,310 shares of common stock in connection with the Rights Offering at a subscription price of $0.0010 per share, generating gross proceeds of $27.0 million. The Company incurred direct financing costs of $3.5 million in connection with the offering resulting in net proceeds to the Company of $23.6 million.

Factors Affecting Our Performance

We believe the following factors affect our performance:

Vapor Retail: We believe the operating performance of our vapor retail stores will affect our revenue and financial performance. The Company has a total of seven retail vape stores, which are located in Florida, Georgia and Tennessee.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated Statements of Operations for the three months ended June 30, 2021 and 2020 that is used in the following discussions of our results of operations:

	Three Months Ended June 30,		2020 to 2021
	2021	2020	Change $
SALES
Vapor sales, net	$590,980	$520,877	$70,103
Grocery sales, net	2,794,912	2,788,035	6,877
TOTAL SALES, NET	3,385,892	3,308,912	76,980

Cost of sales vapor	237,333	212,457	24,876
Cost of sales grocery	1,684,903	1,723,161	(38,258)
GROSS PROFIT	1,463,656	1,373,294	90,362

OPERATING EXPENSES	2,149,087	2,168,159	(19,072)

LOSS FROM OPERATIONS	(685,431)	(794,865)	109,434

OTHER INCOME (EXPENSE)
Loss on investment	(14,614)	(1,286)	(13,328)
Interest expense, net	(5,516)	(22,529)	17,013
Gain on extinguishment of debt	885,226	-	885,226
Total other income (expense), net	865,096	(23,815)	888,911

NET INCOME (LOSS)	$179,665	$(818,680)	$998,345

Net Vapor sales increased $$0.1 million to $$0.6 million for the three months ended June 30, 2021 as compared to $$0.5 million for the same period in 2020. The increase in sales is primarily due to a consistent increased in foot traffic for the stores during the three months ended June 30, 2021 as compared to the same period in 2020.

Net Grocery sales increased $$7,000 to $$2.8 million for the three months ended June 30, 2021 as compared to $$2.8 million for the same period in 2020. The increase in sales is primarily due to a small increase in the customer count compared to the same period in 2020.

Vapor cost of goods sold for the three months ended June 30, 2021 and 2020 were $$0.2 million and $$0.2 million, respectively, an increase of $$25,000. The increase is primarily due to increases in sales and product costs during three months ended June 30, 2021 as compared to the same period in 2020. Gross profit was $$0.4 million and $$0.3 million for three months ended June 30, 2021 and 2020, respectively.

Grocery cost of goods sold for the three months ended June 30, 2021 and 2020 were $$1.7 million and $$1.7 million respectively, an decreased of $$38,000. The decrease is primarily due to a decrease in cost of goods sold during the three months ended June 30, 2021 as compared to the same period in 2020. Gross profit was $$1.1 million and $$1.1 million for the three months ended June 30, 2021 and 2020, respectively.

Total operating expenses decreased $$19,000 to $$2.1 million for the three months ended June 30, 2021 compared to $$2.2 million for the same period in 2020. The decrease is primarily attributable to decreases in payroll and employee related cost of $$20,000, insurance of $$19,000, depreciation and amortization of $$14,000 and occupancy of $$6,000, partially offset by an increase stock compensation of $$40,000.

Net other expense of $$865,000 for the three months ended June 30, 2021 includes a gain on extinguishment of debt of $$885,000, partially offset by a loss on investment of $$15,000 and interest expense of $$6,000. Net other expense of $$24,000 for the three months ended June 30, 2020 includes an interest expense of $$23,000 and a loss on investment of $$1,000.

The following table sets forth our unaudited consolidated Statements of Operations for the six months ended June 30, 2021 and 2020 that is used in the following discussions of our results of operations:

	Six Months Ended June 30,		2021 to 2020
	2021	2020	Change $
SALES
Vapor sales, net	$1,204,916	$1,294,334	$(89,418)
Grocery sales, net	5,646,729	6,050,749	(404,020)
TOTAL SALES, NET	6,851,645	7,345,083	(493,438)

Cost of sales vapor	470,648	531,537	(60,889)
Cost of sales grocery	3,426,631	3,732,362	(305,731)
GROSS PROFIT	2,954,366	3,081,184	(126,818)

OPERATING EXPENSES	4,171,970	4,540,540	(368,570)

LOSS FROM OPERATIONS	(1,217,604)	(1,459,356)	241,752

OTHER INCOME (EXPENSE)
Gain (loss) on investment	11,511	(11,143)	22,654
Interest expense, net	(78,430)	(39,475)	(38,955)
Gain on extinguishment of debt, net	767,930	-	767,930
Total other income (expense), net	701,011	(50,618)	751,629

NET LOSS	$(516,593)	$(1,509,974)	$993,381

Net Vapor sales decreased $$0.1 million to $$1.2 million for the six months ended June 30, 2021 as compared to $$1.3 million for the same period in 2020. The decrease in sales is primarily due to a decreased in foot traffic for some stores a result of the Coronavirus (COVID-19) pandemic and a decrease in the number of stores open during the six months ended June 30, 2021 as compared to the same period in 2020.

Net Grocery sales decreased $$0.4 million to $$5.6 million for the six months ended June 30, 2021 as compared to $$6.1 million for the same period in 2020. The decrease in sales is primarily due to a consistent decreased in foot traffic for some stores a result of the Coronavirus (COVID-19) pandemic.

Vapor cost of goods sold for the six months ended June 30, 2021 and 2020 were $$0.5 million and $$0.5 million, respectively, a decrease of $$0.1 million. The decrease is primarily due to a decreased in sales and product cost. Gross profit was $$0.7 million and $$0.8 million for the six months ended June 30, 2021 and 2020, respectively.

Grocery cost of goods sold for the six months ended June 30, 2021 and 2020 were $$3.4 million and $$3.7 million, respectively, a decrease of $$0.3 million. The decrease is primarily due to decreases in sales and cost of goods sold from the COVID-19 pandemic. Gross profit was $$2.2 million and $$2.3 million for the six months ended June 30, 2020 and 2020, respectively.

Total operating expenses decreased $$0.4 million to $$4.2 million for the six months ended June 30, 2021 compared to $$4.5 million for the same period in 2020. The decrease is primarily attributable to decreases in office and store expenses of $$0.2, payroll and employee related cost of $$0.1 million, stock-based compensation of $$40,000, occupancy of $$34,000, insurance of $$34,000, and taxes, licenses & permits of $$11,000, offset by an increase in professional fees of $$0.1 million.

Net other expense of $$0.7 million for the six months ended June 30, 2021 includes a gain on extinguishment of debt of $$0.8 million and a gain on investment of $$12,000, partially offset by an interest expense of $$0.1 million. Net other expense of $$0.1 million for the six months ended June 30, 2020 includes a loss on investment of $$11,000, and interest expense of $$39,000.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in)
Operating activities	$(1,443,509)	$(1,010,905)
Investing activities	(14,269)	(104,087)
Financing activities	27,871,187	736,680
	$26,413,409	$(378,312)

Our net cash used in operating activities of $$1.4 million for the six months ended June 30, 2021 resulted from a net loss of $0.5 million, and a net cash usage of $$0.8 million from changes in operating assets and liabilities, offset by a non-cash adjustment of $$0.2 million. Our net cash used in operating activities of $$1.0 million for the six months ended June 30, 2020 resulted from a net loss of $1.5 million and a net cash usage of $$0.1 million from changes in operating assets and liabilities, offset by a non-cash adjustment of $$0.6 million.

The net cash used in investing activities of $$14,000 for the six months ended June 30, 2021 resulted from the collection of a note receivable, and purchases of property and equipment. The net cash used in investing activities of $$0.1 million for the six months ended June 30, 2020 resulted from the collection of a note receivable, and purchases patents and property and equipment.

The net cash provided by financing activities of $$27.9 million for the six months ended June 30, 2021 is due to proceeds received from the Rights Offering of $24.8 million and a Securities Purchase Agreement of $5.0 million, partially offset by a principal payment of $2 million on the line of credit. The net cash used in financing activities of $$0.7 million for the six months ended June 30, 2020 is due to payments on the loan payable.

At June 30, 2021 and December 31, 2020, we did not have any material financial guarantees or other contractual commitments with vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. The majority of our cash and cash equivalents are concentrated in one financial institution and are generally in excess of the FDIC insurance limit. The Company has not experienced any losses on its cash and cash equivalents. The following table presents the Company’s cash position as of June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
Cash	$29,338,884	$925,475
Total assets	$37,953,450	$11,874,993
Percentage of total assets	77.30%	7.79%

The Company reported a net loss of $$0.5 million for the six months ended June 30, 2021. The Company also had positive working capital of $$28.8 million. The Company expects to continue incurring losses for the foreseeable future and we do not believe there are any substantial doubts about the Company’s ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, did not carry out an evaluation on internal controls as of June 30, 2021 in regard to the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. As an evaluation was not carried out, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of June 30, 2021 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Changes in Internal Control over Financial Reporting

Following this assessment and during the six months ended June 30, 2021, we have undertaken an action plan to strengthen internal controls and procedures:

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Two lawsuits were filed against the Company and its subsidiaries in connection with alleged claimed battery defects for an electronic cigarette device. Plaintiffs claim these batteries were sold by a store of the Company’s subsidiary and have sued for an undetermined amount of damages (other than a total of $0.4 million of medical costs). The initial complaints were filed between January 2019 and April 2019. We responded to the complaints on 2019 and we exchanged additional support information with the plaintiff for one of the lawsuits in 2021. Given the lack of information presented by the plaintiffs to date, the Company is unable to predict the outcome of these matters and, at this time, cannot reasonably estimate the possible loss or range of loss with respect to these legal proceedings.

On November 30, 2020, the Company filed a patent infringement lawsuit against Philip Morris USA, Inc. and Philip Morris Products S.A. in the U.S. District Court for the Northern District of Georgia (The "Court").  The lawsuit alleges infringement on HCMC-owned patent(s) by the Philip Morris product known and marketed as “IQOS®”.  Philip Morris claims that it is currently approaching 14 million users of its IQOS® product and has reportedly invested over $3 billion in their smokeless tobacco products. On July 23, 2021, the Court granted the defendant’s motion to dismiss HCMC’s patent infringement action against them. HCMC has until August 6, 2021 to file a motion for leave to file a further amended complaint, which HCMC intends to do by such deadline.

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations as of June 30, 2021. With respect to legal costs, we record such costs as incurred.

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

HEALTHIER CHOICES MANAGEMENT CORP.

Date: August 10, 2021	By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer

Date: August 10, 2021	By:	/s/ John Ollet
John Ollet
Chief Financial Officer