Form 10-Q
period 2021-09-30
Healthier Choices Management Corp.
filed 2021-11-15
CIK 844856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, there were 339,741,632,384 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,172,447	$925,475
Accounts receivable, net	58,140	23,675
Inventories	1,943,843	1,749,246
Prepaid expenses and vendor deposits	297,844	286,065
Investment	33,686	22,731
TOTAL CURRENT ASSETS	30,505,960	3,007,192

Restricted cash	-	2,000,000
Property and equipment, net of accumulated depreciation	195,001	230,719
Intangible assets, net of accumulated amortization	970,470	1,248,352
Goodwill	916,000	916,000
Note receivable	263,680	304,511
Right of use asset – operating lease, net	3,678,287	4,078,621
Other assets	85,436	89,598

TOTAL ASSETS	$36,614,834	$11,874,993

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,097,069	$1,085,663
Contract liabilities	21,117	21,262
Current portion of line of credit	-	2,000,000
Current portion of loan payment	282,570	2,072,484
Operating lease liability, current	468,699	474,686
TOTAL CURRENT LIABILITIES	1,869,455	5,654,095

Loan payable, net of current portion	268,653	849,009
Operating lease liability, net of current	2,772,084	3,114,521
TOTAL LIABILITIES	4,910,192	9,617,625

COMMITMENTS AND CONTINGENCIES (SEE NOTE 11)

STOCKHOLDERS’ EQUITY
Series C convertible preferred stock, $1,000 par value per share, 30,000 shares authorized; 0 and 16,277 shares issued and outstanding as of September 30, 2021 and December 31, 2020; aggregate liquidation preference of $- million	-	16,277,116
Series D convertible preferred stock, $1,000 par value per share, 5,000 shares authorized; 800 and 800 shares issued and outstanding as of September 30, 2021; aggregate liquidation preference of $0.8 million	800,000	-
Common Stock, $0.0001 par value per share, 750,000,000,000 shares authorized; approximately 339.7 and 143.8 billion shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	33,974,163	14,384,084
Additional paid-in capital	30,855,824	3,955,039
Accumulated deficit	(33,925,345)	(32,358,871)
TOTAL STOCKHOLDERS’ EQUITY	31,704,642	2,257,368

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,614,834	$11,874,993

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
SALES
Vapor sales, net	$466,181	$594,145	$1,671,098	$1,888,480
Grocery sales, net	2,803,327	2,753,648	8,450,055	8,804,397
TOTAL SALES, NET	3,269,508	3,347,793	10,121,153	10,692,877

Cost of sales vapor	186,522	256,461	657,171	787,998
Cost of sales grocery	1,706,597	1,729,213	5,133,228	5,461,574
GROSS PROFIT	1,376,389	1,362,119	4,330,754	4,443,305

Selling, general and administrative	2,427,256	2,195,275	6,599,224	6,735,815
Impairment of intangible assets	-	380,646	-	380,646
OPERATING EXPENSES	2,427,256	2,575,921	6,599,224	7,116,461

LOSS FROM OPERATIONS	(1,050,867)	(1,213,802)	(2,268,470)	(2,673,156)

OTHER (EXPENSE) INCOME
Gain (loss) on investment	(557)	(2,571)	10,954	(13,714)
Other expense, net	-	-	-	(100)
Interest income (expense), net	1,543	(84,592)	(76,888)	(123,969)
Gain on debt extinguishment, net	-	-	767,930	-
Total other income (expense), net	986	(87,163)	701,996	(137,783)

NET LOSS	$(1,049,881)	$(1,300,965)	$(1,566,474)	$(2,810,939)

NET LOSS PER SHARE-BASIC AND DILUTED	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	336,603,045,428	102,108,302,961	297,439,560,396	84,476,736,667

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – July 1, 2021	5,000	$5,000,000	333,179,132,384	$33,317,913	$26,546,415	$(32,875,464)	$31,988,864
Stock options exercised	-	-	-	-	-	-	-
Series D Convertible Preferred Stock exercised	(4,200)	(4,200,000)	6,562,500,000	656,250	3,543,750	-	-
Issuance of common stock in connection with the Rights Offering, net of offering costs	-	-	-	-	765,659	-	765,659
Net Income	-	-	-	-	-	(1,049,881)	(1,049,881)
Balance – September 30, 2021	800	$800,000	339,741,632,384	$33,974,163	$30,855,824	$(33,925,345)	$31,704,642

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

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2021	16,277	$16,277,116	143,840,848,017	$14,384,084	$3,955,039	$(32,358,871)	$2,257,368
Series C Convertible Preferred Stock exercised	(16,277)	(16,277,116)	162,771,153,001	16,277,116	-	-	-
Stock options exercised	-	-	2,275,000,000	227,500	-	-	227,500
Issuance of Series D Convertible Preferred stock in connection with the Securities Purchase Agreement	5,000	5,000,000	-	-	-	-	5,000,000
Series D Convertible Preferred Stock exercised	(4,200)	(4,200,000)	6,562,500,000	656,250	3,543,750	-	-
Issuance of common stock	-	-	1,182,831,056	118,283	1,289,273	-	1,407,556
Issuance of common stock in connection with the Rights Offering, net of offering costs	-	-	27,046,800,310	2,704,680	21,639,637	-	24,344,317
Issuance of awarded stock for officers and board member	-	-	2,250,000,000	225,000	(225,000)	-	-
Cancellation of awarded stock for officers and board member	-	-	(6,187,500,000)	(618,750)	618,750	-	-
Stock-based compensation expense	-	-	-	-	34,375	-	34,375
Net loss	-	-	-	-	-	(1,566,474)	(1,566,474)
Balance – September 30, 2021	800	$800,000	339,741,632,384	$33,974,163	$30,855,824	$(33,925,345)	$31,704,642

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020
(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2020	20,150	$20,150,116	67,698,494,244	$6,769,849	$7,618,245	$(28,636,479)	$5,901,731
Issuance of common stock in connection with cashless exercise of Series A warrants	-	-	37,412,353,772	3,741,235	(3,741,235)	-	-
Stock-based compensation expense	-	-	-	-	76,154	-	76,154
Net loss		-		-	-	(2,810,939)	(2,810,939)
Balance – September 30, 2020	20,150	$20,150,116	105,110,848,016	$10,511,084	$3,953,164	$(31,447,418)	$3,166,946

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(1,566,474)	$(2,810,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	379,536	424,020
Gain on extinguishment of debt	(767,930)	-
Loss (Gain) on investment	(10,954)	13,714
Amortization of right-of-use asset	400,334	428,740
Accrued interest on loan	60,809	-
Stock-based compensation expense	34,375	76,154
Impairment of intangible assets	-	380,646

Changes in operating assets and liabilities:
Accounts receivable	(34,465)	(20,126)
Inventories	(194,597)	(28,947)
Prepaid expenses and vendor deposits	(11,779)	(58,175)
Other assets	4,162	57,270
Accounts payable and accrued expenses	11,405	264,971
Contract liabilities	(145)	(7,423)
Lease liability	(348,424)	(373,184)
NET CASH USED IN OPERATING ACTIVITIES	(2,044,147)	(1,653,279)

INVESTING ACTIVITIES
Collection of note receivable	40,831	23,767
Purchases of property and equipment	(53,437)	(24,663)
Purchases of patent	(12,500)	(89,415)
NET CASH USED IN INVESTING ACTIVITIES	(25,106)	(90,311)

FINANCING ACTIVITIES
Principal payments on loan payable	(255,592)	(209,941)
Principal payment on the line of credit	(2,000,000)	-
Proceeds from rights offering, net of offering costs	24,344,317	-
Proceeds from loan and security agreement	-	2,540,000
Proceeds from preferred stock	5,000,000	-
Proceeds from paycheck protection plan	-	876,515
Proceeds from exercise of stock options	227,500	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	27,316,225	3,206,574

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENT AND RESTRICTED CASH	25,246,972	1,462,984
CASH, CASH EQUIVALENTS AND RESTRICTED CASH— BEGINNING OF PERIOD	2,925,475	3,525,415
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — END OF PERIOD	$28,172,447	$4,988,399

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$36,792	$161,876

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock	$1,290,260	$-

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. ORGANIZATION

Organization

Healthier Choices Management Corp. (the “Company”) is a holding company focused on providing consumers with healthier daily choices with respect to nutrition and other lifestyle alternatives. The Company currently operates six retail vape stores in the Southeast region of the United States, through which it offers e-liquids, vaporizers and related products. The Company also operates Ada’s Natural Market, a natural and organic grocery store, through its wholly owned subsidiary Healthy Choice Markets, Inc. Ada’s Natural Market and Paradise Health and Nutrition offers fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products, and natural household items. The Company also sells vitamins and supplements on the Amazon.com marketplace through its wholly owned subsidiary Healthy U Wholesale, Inc. The Company also operates HCMC Intellectual Property Holdings, LLC, a wholly owned subsidiary formed to hold, market and expand on its current intellectual property assets. The Company markets the Q-Cup™ technology under the vape segment; this patented technology is based on a small, quartz cup called the Q-Cup™, which a customer partially fills with either cannabis or CBD concentrate (approximately 50mg) purchased from a third party. The Q-Cup™ is then inserted into the Q-Cup™ Tank or Globe, that heats the cup from the outside without coming in direct contact with the solid concentrate. This Q-Cup™ technology provides significantly more efficiency and an “on the go” solution for consumers who prefer to vape concentrates either medicinally or recreationally.

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

Note 4. CONCENTRATIONS

Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the statement of cash flows:

	September 30, 2021	December 31, 2020
Cash and Cash Equivalent	$28,172,447	$925,475
Restricted cash, non-current portion	-	2,000,000
Total cash, cash equivalents and restricted cash	$28,172,447	$2,925,475

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Vapor	$466,181	$594,145	$1,671,098	$1,888,480
Grocery	2,803,327	2,753,648	8,450,055	8,804,397
Total revenue	$3,269,508	$3,347,793	$10,121,153	$10,692,877

Retail Vapor	$466,153	$594,145	$1,671,029	$1,888,480
Retail Grocery	2,475,887	2,369,942	7,438,115	7,653,754
Food service/restaurant	305,626	248,757	908,476	823,724
Online/eCommerce	15,199	75,009	85,174	261,158
Wholesale Grocery	6,615	59,940	18,290	65,761
Wholesale Vapor	28	-	69	-
Total revenue	$3,269,508	$3,347,793	$10,121,153	$10,692,877

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

On August 31, 2021, the Company amended and restated the Secured Promissory Note (the "Note") with VPRB Brands L.P. for the outstanding balance in the note of $268,126. The Note bears an interest rate of 7%, which payments thereunder are $1,500 weekly, with such payments commencing as of September 03, 2021. The Note has a balloon payment of $213,028 for all remaining accrued interest and principal balance due in the final week of the 1-year extension of the Note.

A summary of the Note as of September 30, 2021, is presented below:

Description	Due Date	Interest Rate	Loan Amount	Proceeds	Remaining Balance
Promissory Note	8/31/2022	7.0%	$268,126	$4,446	$263,680

Note 7. INTANGIBLE ASSETS

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

As part of management's qualitative analysis at September 30, 2021 to determine whether any triggering events have occurred since the last impairment test in December 31, 2020, which would indicate an impairment. Management determined that no triggering events had occurred through the nine months ended September 30, 2021.

In 2020, The Company determined that the carrying value of intangible assets for the Vitamin Store are not recoverable based on the monthly average sales for the nine months ended September 30, 2020. The Company concluded that the intangible assets was impaired and recorded an impairment charge of $0.4 million for the nine months ended September 30, 2020.  The Company did not have an impairment charge for the same period in 2021.

Intangible assets, net are as follows:

September 30, 2021	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	8-10 years	$923,000	$(512,943)	$410,057
Customer relationships	4-10 years	883,000	(634,385)	248,615
Patents	10 years	372,165	(112,929)	259,236
Non-compete	4 years	174,000	(121,438)	52,562
Intangible assets, net		$2,352,165	$(1,381,695)	$970,470

December 31, 2020	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	8-10 years	$923,000	(441,786)	$481,214
Customer relationships	4-10 years	883,000	(475,073)	407,927
Patents	10 years	359,665	(85,641)	274,024
Non-compete	4 years	174,000	(88,813)	85,187
Intangible assets, net		$2,339,665	$(1,091,313)	$1,248,352

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense was approximately $0.3 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively. Future annual estimated amortization expense is as follows:

Years ending December 31,
2021 (remaining three months)	$95,335
2022	370,956
2023	132,091
2024	132,091
2025	126,591
Thereafter	113,406
Total	$970,470

Note 8. CONTRACT LIABILITIES

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

A summary of the net changes in contract liabilities activity for the nine months ended September 30, 2021 and 2020 is presented below:

	As of September 30,
	2021	2020
Beginning balance as January 1,	$21,262	$26,823
Issued	35,936	33,221
Redeemed	(35,966)	(39,405)
Breakage recognized	(115)	(1,239)
Ending balance as of September 30,	$21,117	$19,400

Note 9. DEBT

The following table provides a breakdown of the Company's debt as of September 30, 2021 and December 31, 2020 is presented below:

_	Due Date	Interest Rate	September 30, 2021	December 31, 2020
Term Loan Credit Agreement	December 2023	7.00%	$547,174	$800,924
Paycheck Protection Program	May 2022	1%	-	882,264
Line of Credit	July 2021	2.20%	-	2,000,000
Loan and Security Agreement ("PPE Loan")	March 2021	5%	-	1,232,414
Other debt	April 2023	5.3%	4,049	5,891
Total debt			$551,223	4,921,493

Note 10. STOCKHOLDERS’ EQUITY

Rights Offering

On June 18, 2021, the Company issued 27,046,800,310 shares of common stock in connection with the Rights Offering at a subscription price of $0.0010 per share, generating gross proceeds of $27.0 million. The Company incurred direct financing costs of $2.7 million in connection with the offering resulting in net proceeds to the Company of $24.3 million.

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

Series C Convertible Preferred Stock

On November 17, 2020, the Company entered into agreements with certain holders of its Series B Convertible Preferred Stock (the "Series B Stock") to exchange all the Series B Stock for 20,150 shares of Series C Stock (the "Series C Stock"). Each share of Series C Stock has a stated value equal to $1,000 and is convertible into Common Stock on a fixed basis at a conversion price of $0.0001 per share. As of the end of the nine months ended September 30, 2021, the Series C Stock have been 100% been converted into 201.5 billion shares of Company common stock.

Series D Convertible Preferred Stock

On February 7, 2021, the Company entered into a Securities Purchase Agreement, pursuant to which the Company sold and issued 5,000 shares of its Series D Convertible Preferred Stock (the “Preferred Stock”) to accredited investors for $1,000 per share or an aggregate subscription of $5.0 million. As of the end of the nine months ended September 30, 2021, the Company has issued 6.6 billion shares of Company common stock in connection with the exercise of 4,200 shares of the Series D Convertible Preferred Stock at a conversion price of $0.00068 per share. The conversion price for the exercise of the preferred stock was reset to the 80% of the lowest daily volume-weighted average price ("VWAP") during the 5 Trading Days immediately preceding the Effective Date of August 11, 2021.

Stock Options

In the nine months ended September 30, 2021, 2,275,000,000 stock options of the Company have been exercised into common stock.

A summary of stock-based compensation expense recognized is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock-based compensation	$-	$1,875	$34,375	$76,154

Stock-based compensation expense is included as part of selling, general and administrative expense in the accompanying consolidated statements of operations.

Income (Loss) Per Share

The following table summarizes the Company’s securities, in common share equivalents, that have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	As of September 30,
	2021	2020
Preferred stock	1,250,000,000	201,501,000,000
Stock options	68,587,000,000	68,062,000,000
Warrants	-	36,460,000,000
Total	69,837,000,000	306,023,000,000

Note 11. COMMITMENTS AND CONTINGENCIES

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

Gain Contingency

On November 30, 2020, the Company filed a patent infringement lawsuit against Philip Morris USA, Inc. and Philip Morris Products S.A. in the U.S. District Court for the Northern District of Georgia.  The lawsuit alleges infringement on HCMC-owned patent(s) by the Philip Morris product known and marketed as “IQOS®”. On July 23, 2021, the Court granted the defendant’s motion to dismiss HCMC’s patent infringement action against them. On August 6, 2021, HCMC filed a motion for leave to file a further amended complaint with the Court.  The Court has not ruled on this motion.

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations as of September 30, 2021. With respect to legal costs, we record such costs as incurred.

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

Note 12. SUBSEQUENT EVENTS

The Company has evaluated its subsequent events from September 30, 2021 through the date these condensed consolidated financial statements were issued, and has determined that other below there are no additional subsequent events required to be disclosed.

Revolving Line of Credit

On November 3, 2021, the Company entered into an agreement for a new revolving line of credit of $2 million and a blocked/restricted deposit account (“blocked account”) with Professional Bank in Coral Gables, Florida. The agreement included a variable interest rate that it is based on a rate of 1% over what is earned on the collateral account. Based on the agreement with the bank, each draw request from the credit line will be 100% cash secured with moneys held from the blocked account.

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

Company Overview

Healthier Choices Management Corp. (collectively, the “Company”, “we”, “us” and “our”) is a holding company focused on providing consumers with healthier daily choices with respect to nutrition and other lifestyle alternatives. The Company currently operates nine retail vape stores in the Southeast region of the United States, through which it offers e-liquids, vaporizers, and related products. The Company markets its Q-Cup™ technology under the vape segment. This Q-Cup™ technology provides significantly more efficiency and an “on the go” solution for consumers who prefer to vape concentrates either medicinally or recreationally. In October 2019, the Company announced the launch of the Q-Unit, a U.S. patented device made specifically for vaping concentrates.  The Q-Unit, which boasts a mechanism that prevents the concentrates from coming in direct contact with the heating element, allows consumers to vape uncut pure extract from a pure quartz cup. The Company also operates Ada’s Natural Market, a natural and organic grocery store, through its wholly owned subsidiary Healthy Choice Markets, Inc. and Paradise Health and Nutrition, stores that offer fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products, and natural household items through its wholly owned subsidiary Healthy Choice Markets 2, LLC.

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

The Company incurred a loss from operations of approximately $2.3 million for the nine months ended September 30, 2021. As of September 30, 2021, cash and cash equivalents totaled approximately $28.2 million. The Company expects to continue incurring losses for the foreseeable future and we anticipate that our current cash and cash equivalents to be generated from operations will be sufficient to cover our projected operating expenses for the foreseeable future. Management do not believe there are any substantial doubts about the Company’s ability to continue as a going concern within a year and a day from the issuance of these unaudited consolidated financial statements.

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

On June 18, 2021, the Company issued 27,046,800,310 shares of common stock in connection with the Rights Offering at a subscription price of $0.0010 per share, generating gross proceeds of $27.0 million. The Company incurred direct financing costs of $2.7 million in connection with the offering resulting in net proceeds to the Company of $24.3 million.

Factors Affecting Our Performance

We believe the following factors affect our performance:

Vapor Retail: We believe the operating performance of our vapor retail stores will affect our revenue and financial performance. The Company has a total of six retail vape stores, which are located in Florida, Georgia and Tennessee.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated Statements of Operations for the three months ended September 30, 2021 and 2020 that is used in the following discussions of our results of operations:

	Three Months Ended September 30,		2020 to 2021
	2021	2020	Change $
SALES
Vapor sales, net	$466,181	$594,145	$(127,964)
Grocery sales, net	2,803,327	2,753,648	49,679
TOTAL SALES, NET	3,269,508	3,347,793	(78,285)

Cost of sales vapor	186,522	256,461	(69,939)
Cost of sales grocery	1,706,597	1,729,213	(22,616)
GROSS PROFIT	1,376,389	1,362,119	14,270

OPERATING EXPENSES
Selling, general and administrative	2,427,256	2,195,275	231,981
Impairment of intangible assets	-	380,646	(380,646)
Total operating expenses	2,427,256	2,575,921	(148,665)
LOSS FROM OPERATIONS	(1,050,867)	(1,213,802)	162,935

OTHER INCOME (EXPENSE)
Loss on investment	(557)	(2,571)	2,014
Interest income (expense), net	1,543	(84,592)	86,135
Total other income (expense), net	986	(87,163)	88,149

NET INCOME (LOSS)	$(1,049,881)	$(1,300,965)	$251,084

Net Vapor sales decreased $0.1 million to $0.5 million for the three months ended September 30, 2021 as compared to $0.6 million for the same period in 2020. The decrease in sales is primarily due to a decreased in the number of stores open during the three months ended September 30, 2021 as compared to the same period in 2020.

Net Grocery sales increased $50,000 to $2.8 million for the three months ended September 30, 2021 as compared to $2.8 million for the same period in 2020. The increase in sales is primarily due to a small increase in the customer count compared to the same period in 2020.

Vapor cost of goods sold for the three months ended September 30, 2021 and 2020 were $0.2 million and $0.3 million, respectively, a decrease of $0.1 million. The decrease is primarily due to decreases in sales and product costs during three months ended September 30, 2021 as compared to the same period in 2020. Gross profit was $0.3 million and $0.3 million for three months ended September 30, 2021 and 2020, respectively.

Grocery cost of goods sold for the three months ended September 30, 2021 and 2020 were $1.7 million and $1.7 million respectively, a decreased of $23,000. The decrease is primarily due to a decrease in cost of goods sold during the three months ended September 30, 2021 as compared to the same period in 2020. Gross profit was $1.1 million and $1.0 million for the three months ended September 30, 2021 and 2020, respectively.

Total operating expenses decreased $0.1 million to $2.4 million for the three months ended September 30, 2021 compared to $2.6 million for the same period in 2020. The decrease is primarily attributable to a decrease in the impairment of intangible assets of $0.4 million, partially offset by an increase in professional fees of $0.2 million and payroll and employee related cost of $0.1 million.

Net other income of $1,000 for the three months ended September 30, 2021 includes an interest income of $2,000, partially offset by a loss on investment of $1,000. Net other expense of 87,000 for the three months ended September 30, 2020 includes an interest expense of $85,000 and a loss on investment of $3,000.

The following table sets forth our unaudited consolidated Statements of Operations for the nine months ended September 30, 2021 and 2020 that is used in the following discussions of our results of operations:

	Nine Months Ended September 30,		2021 to 2020
	2021	2020	Change $
SALES
Vapor sales, net	$1,671,098	$1,888,480	$(217,382)
Grocery sales, net	8,450,055	8,804,397	(354,342)
TOTAL SALES, NET	10,121,153	10,692,877	(571,724)

Cost of sales vapor	657,171	787,998	(130,827)
Cost of sales grocery	5,133,228	5,461,574	(328,346)
GROSS PROFIT	4,330,754	4,443,305	(112,551)

OPERATING EXPENSES
Selling, general and administrative	6,599,224	6,735,815	(136,591)
Impairment of intangible assets	-	380,646	(380,646)
Total operating expenses	6,599,224	7,116,461	(517,237)
LOSS FROM OPERATIONS	(2,268,470)	(2,673,156)	404,686

OTHER INCOME (EXPENSE)
Gain (loss) on investment	10,954	(13,714)	24,668
Interest expense, net	(76,888)	(123,969)	47,081
Gain on extinguishment of debt, net	767,930	-	767,930
Total other income (expense), net	701,996	(137,783)	839,779

NET LOSS	$(1,566,474)	$(2,810,939)	$1,244,465

Net Vapor sales decreased $0.2 million to $1.7 million for the nine months ended September 30, 2021 as compared to $1.9 million for the same period in 2020. The decrease in sales is primarily due to a decreased in foot traffic for some stores a result of the Coronavirus (COVID-19) pandemic and a decrease in the number of stores open during the nine months ended September 30, 2021 as compared to the same period in 2020.

Net Grocery sales decreased $0.4 million to $8.5 million for the nine months ended September 30, 2021 as compared to $8.8 million for the same period in 2020. The decrease in sales is primarily due to a consistent decreased in foot traffic for some stores a result of the Coronavirus (COVID-19) pandemic.

Vapor cost of goods sold for the nine months ended September 30, 2021 and 2020 were $0.7 million and $0.8 million, respectively, a decrease of $0.1 million. The decrease is primarily due to a decreased in sales and product cost. Gross profit was $1.0 million and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively.

Grocery cost of goods sold for the nine months ended September 30, 2021 and 2020 were $5.1 million and $5.5 million, respectively, a decrease of $0.3 million. The decrease is primarily due to decreases in sales and cost of goods sold from the COVID-19 pandemic. Gross profit was $3.3 million and $3.3 million for the nine months ended September 30, 2020 and 2020, respectively.

Total operating expenses decreased $0.5 million to $6.6 million for the nine months ended September 30, 2021 compared to $7.1 million for the same period in 2020. The decrease is primarily attributable to decreases in the impairment of intangible assets of $0.3 million, office and store expenses of $0.2 million, payroll and employee related cost of $0.1 million, stock-based compensation of $42,000, occupancy of $30,000, insurance of $27,000, and taxes, licenses & permits of $17,000, offset by an increase in professional fees of $0.3 million.

Net other income of $0.7 million for the nine months ended September 30, 2021 includes a gain on extinguishment of debt of $0.8 million and a gain on investment of $11,000, partially offset by an interest expense of $0.1 million. Net other expense of $0.1 million for the nine months ended September 30, 2020 includes a loss on investment of $14,000, and interest expense of $124,000.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in)
Operating activities	$(2,044,147)	$(1,653,279)
Investing activities	(25,106)	(90,311)
Financing activities	27,316,225	3,206,574
	$25,246,972	$1,462,984

Our net cash used in operating activities of $2.0 million for the nine months ended September 30, 2021 resulted from a net loss of $1.6 million, and a net cash usage of $0.6 million from changes in operating assets and liabilities, offset by a non-cash adjustment of $0.1 million. Our net cash used in operating activities of $1.7 million for the nine months ended September 30, 2020 resulted from a net loss of $2.8 million and a net cash usage of $0.2 million from changes in operating assets and liabilities, offset by a non-cash adjustment of $1.3 million.

The net cash used in investing activities of $25,000 for the nine months ended September 30, 2021 resulted from the collection of a note receivable, and purchases of property and equipment. The net cash used in investing activities of $0.1 million for the nine months ended September 30, 2020 resulted from the collection of a note receivable, and purchases patents and property and equipment.

The net cash provided by financing activities of $27.3 million for the nine months ended September 30, 2021 is due to proceeds received from the Rights Offering of $24.3 million and a Securities Purchase Agreement of $5.0 million, partially offset by a principal payment of $2.0 million on the line of credit. The net cash provided by financing activities of $3.2 million for the nine months ended September 30, 2020 is due to proceeds received from the loan and security agreement and the payroll protection program.

At September 30, 2021 and December 31, 2020, we did not have any material financial guarantees or other contractual commitments with vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. The majority of our cash and cash equivalents are concentrated in one financial institution and are generally in excess of the FDIC insurance limit. The Company has not experienced any losses on its cash and cash equivalents. The following table presents the Company’s cash position as of September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
Cash	$28,172,447	$925,475
Total assets	$36,614,834	$11,874,993
Percentage of total assets	76.94%	7.79%

The Company reported a net loss of $1.6 million for the nine months ended September 30, 2021. The Company also had positive working capital of $28.6 million. The Company expects to continue incurring losses for the foreseeable future and we do not believe there are any substantial doubts about the Company’s ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, did not carry out an evaluation on internal controls as of September 30, 2021 in regard to the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. As an evaluation was not carried out, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of September 30, 2021 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Changes in Internal Control over Financial Reporting

Following this assessment and during the nine months ended September 30, 2021, we have undertaken an action plan to strengthen internal controls and procedures:

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

●
Vendor payments and cash disbursement are reviewed on weekly basis by management and accounting team to ensure timely payment. Cash balances are communicated to management on weekly basis to improve cash management.

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

On November 30, 2020, the Company filed a patent infringement lawsuit against Philip Morris USA, Inc. and Philip Morris Products S.A. in the U.S. District Court for the Northern District of Georgia (The "Court").  The lawsuit alleges infringement on HCMC-owned patent(s) by the Philip Morris product known and marketed as “IQOS®”.  Philip Morris claims that it is currently approaching 14 million users of its IQOS® product and has reportedly invested over $3 billion in their smokeless tobacco products. On July 23, 2021, the Court granted the defendant’s motion to dismiss HCMC’s patent infringement action against them. On August 6, 2021, HCMC filed a motion for leave to file a further amended complaint with the Court.  The Court has not ruled on this motion.

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations as of September 30, 2021. With respect to legal costs, we record such costs as incurred.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS.

See the exhibits listed in the accompanying “Index to Exhibits.”

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive Officer (906)				Furnished *
32.2	Certification of Principal Financial Officer (906)				Furnished *
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				Filed

*	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHIER CHOICES MANAGEMENT CORP.

Date: November 15, 2021	By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer

Date: November 15, 2021	By:	/s/ John Ollet
John Ollet
Chief Financial Officer