Form 10-K
period 2021-12-31
Healthier Choices Management Corp.
filed 2022-03-31
CIK 844856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $366.5 million based on the June 30, 2021 closing price of $0.0011 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 339,741,632,384 shares outstanding as of March 31, 2022.

PART I

Item 1. Business.

Healthier Choices Management Corp. (the “Company”) is a holding company focused on providing consumers with healthier daily choices with respect to nutrition and other lifestyle alternatives.

Through its wholly owned subsidiary HCMC Intellectual Property Holdings, LLC, the Company manages and intends to expand on its intellectual property portfolio.

Through its wholly owned subsidiaries, Healthy Choice Markets, Inc., Healthy Choice Markets 2, LLC, and Healthy Choice Markets 3, LLC, respectively, the Company operates:

•
Ada’s Natural Market, a natural and organic grocery store offering fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products and natural household items (www.Adasmarket.com)

•
Paradise Health & Nutrition’s three stores that likewise offer fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products and natural household items, (www.ParadiseHealthDirect.com)

•
The Company acquired Mother Earth’s Storehouse on February 2022, which operates a two store organic and health food and vitamin chain in New York’s Hudson Valley, which has been in existence for over 40 years. (www.MotherEarthStorehouse.com)

Through its wholly owned subsidiary, Healthy Choice Wellness, LLC, the Company operates:
•
Healthy Choice Wellness Center (Roslyn Heights, NY) a Company owned IV therapy center offering multiple IV drip “cocktails” for clients to choose from. These cocktails are designed to help boost immunity, fight fatigue and stress, reduce inflammation, enhance weight loss, and efficiently deliver anti-oxidants and anti-aging mixes. Additionally, there are cocktails for health, beauty and re-hydration. (www.Eirhydration.com, though rebranded website coming soon)

•
The Company entered into a licensing agreement in February 2022 for a Healthy Choice Wellness Center at the Casbah Spa & Salon in Fort Lauderdale, FL, offering essentially the same services as the Roslyn Heights, NY location. This center will be opening in the second quarter of 2022.

Through its wholly owned subsidiary, Healthy U Wholesale, the Company sells vitamins and supplements, as well as health, beauty and personal care products on its website www.TheVitaminStore.com.

Additionally, the Company markets its patented Q-Unit™ and Q-Cup® technology. Information on these products and the technology is available on the Company’s website at www.theQcup.com.

NATURAL AND ORGANIC GROCERIES AND DIETARY SUPPLEMENTS BUSINESS

Local. Organic. Fresh.  Three words that define Healthy Choice Markets!  With Ada's Natural Market, a full-service grocery store and Greenleaf Grill, Ada’s flagship fast casual in-store restaurant, serving Fort Myers, FL, along with three (3) Paradise Health & Nutrition locations in the greater Melbourne, FL area, and our two (2) newly acquired as of February 2022, Mother Earth’s Storehouse locations in Hudson Valley, NY, all serving their respective local communities. Our stores provide all-natural and organic products in a friendly and helpful atmosphere, with aisles of traditional grocery complete with frozen, healthy home, vitamins & supplements, health & beauty, fresh produce, hormone and antibiotic free meats and bulk foods. Ada's Natural Market and Mother Earth’s Storehouse also offer chef-prepared ready-to-go foods, a 100% organic juice & smoothie bar (available also at two of our Paradise locations), and a free-trade coffee bar with fresh-baked-daily baked goods.

Collectively, we focus on providing high-quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We strive to generate long-term relationships with our customers based on quality and service by:

●	selling only all-natural and organic groceries;

●	offering affordable prices and a shopper-friendly retail environment; and

●	providing dine-in options at our Greenleaf Grill, Organic Juice Bar, and our free-trade coffee bar.

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

●	Community. The Ada’s, Paradise, and now Mother Earth’s Storehouse brands have each been serving their respective communities for 40+ years.

●
Employees. Our employees make our companies great. We work hard to ensure that our employees are able to live a healthy, balanced lifestyle. We support them with free nutrition education programs, competitive pay and excellent benefits.

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

●
Health, Beauty, and Personal Care. We offer a full range of cosmetics, skin care, hair care, fragrance and personal care products containing natural and organic ingredients. Our body care offerings range from bargain-priced basics to high-end formulations.

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

Our Pricing Strategy

We believe our pricing strategy allows our customers to shop our stores on a regular basis for their groceries and dietary supplements.

The key elements of our pricing strategy include:

●	heavily advertised discounts supported by manufacturer participation;

●	in-store specials generally lasting for 30 days and not advertised outside the store;

●	managers’ specials, such as clearance, overstock, short-dated or promotional incentives; and

●	specials on seasonally harvested produce.

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

Sourcing and Vendors. We source from approximately 460 suppliers, and offer over 4,000 brands. These suppliers range from small independent businesses to multi-national conglomerates. As of December 31, 2021, we purchased approximately 69% of the goods we sell from our top 20 suppliers. For the year ended 2021, approximately 25% of our total purchases were from one vendor. We maintain good relations with all our suppliers and believe we have adequate alternative supply methods, including self-distribution.

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

Our Employees

Commitment to our employees is one of our founding principles. Employees are eligible for health, long-term disability, vision and dental insurance coverage, as well as Company paid short-term disability and life insurance benefits, after they meet eligibility requirements. Additionally, our employees are offered a 401(k) retirement savings plan with discretionary contribution matching opportunities. This further offers our employees the opportunity to become more familiar with our products, which we believe improves the customer service our employees are able to provide. We believe these and other factors result in higher retention rates and encourage our employees to appreciate our culture, which helps them better promote our brand.

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

Competition

The grocery and dietary supplement retail business is a large, fragmented and highly competitive industry, with few barriers to entry. Our competition varies by market and includes conventional supermarkets such as Publix and Winn-Dixie, mass or discount retailers such as Sprout's Farmers Market, Wal-Mart and Target, natural and gourmet markets such as Whole Foods and The Fresh Market, specialty food retailers such as Trader Joe’s, independent health food stores, dietary supplement retailers, drug stores, farmers’ markets, food co-ops, mail order and online retailers and multi-level marketers. These businesses compete with us for customers on the basis of price, selection, quality, customer service, shopping experience or any combination of these or other factors. They also compete with us for products and locations. In addition, some of our competitors are expanding to offer a greater range of natural and organic foods. We believe our commitment to carrying only carefully vetted, affordably priced and high-quality natural and organic products and dietary supplements, as well as our focus on providing nutritional education, differentiate us in the industry and provide a competitive advantage.

The Grocery business and COVID-19

The COVID-19 pandemic had little impact on the grocery segment of the business, other than the Green Leaf Grill.  Demand for groceries, vitamins and supplements, and household products remained strong.  However, due to many local businesses temporarily closing and local dinning restrictions, the Green Leaf Grill located at Ada's Natural Market was forced to reduce hours for most of 2020 and 2021.

To address the impact of the virus, we have instituted strict cleaning protocols at all locations, provided PPE equipment for all employees and offered online ordering and curbside pick-up for all customers preferring to not enter the store.

HEALTHY CHOICE WELLNESS CENTERS

Healthier choices extend past just healthy eating. HCMC, through its Healthy Choice Wellness Centers, offers premium and optimized whole person-centered care and services, tailored to promote and maximize one's general health and well-being. Healthy Choice Wellness Centers’ services are designed to address one or more common concerns, including but not limited to immunity, anxiety, mental fortitude, sports recovery, and more. Through these services, which include IV Nutrient Drip Infusions and Intramuscular (IM) Injection Treatments, Healthy Choice Wellness Centers seek to provide healthy alternatives that treat the mind and body to its core, thus offering optimized healthier living.

Defining Healthy Choice Wellness

•	HEALTHY – an adjective
o	indicative of, conducive to, or promoting good health
•	CHOICE – a noun
o	an act of selecting or making a decision when faced with two or more possibilities
•	WELLNESS – a noun
o	the state of being in good health, especially as an actively pursued goal

Our Mission

•
To assist in one's achievement of personal well-being, which is an optimal and dynamic state that allows people to achieve their full potential through both the individual pursuit of wellness and the commitment and support of the communities to which they belong.

•
To assist in maximizing overall individual wellness, which is an active process that helps individuals reach their optimal well-being by integrating all the dimensions of wellness into their lives; physical, social, emotional, spiritual, environmental, intellectual, occupational, and financial.

•	To provide the highest standards of professionalism, emphasizing on quality of care, ethical behavior, ensuring client confidentiality, and the treatment of all individuals with respect and dignity.

•
To provide clients an immaculate wellness facility designed for the optimal benefit of the clients to receive their desired treatments in a clean and sterile environment that fosters a tranquil space to maximize one's overall wellness and well-being.

•
To continue the powerful pursuit of knowledge and education by all of our professionals and practitioners, to better provide consult to our clients for them to best maximize their overall wellness and well-being.

Our Vision

Life comes with a lot of choices - some easier to make than others. Healthier Living should be the easiest of those choices, and so Healthy Choice Wellness Centers offers Health & Wellness services that assist in making those choices a lot easier. Healthy Choice Wellness Centers seek to continue the commitment of its parent company, Healthier Choices Management Corp., in providing consumers with healthier alternatives to everyday lifestyle choices.

Healthy Choice Wellness Centers offer premium and optimized whole person-centered care and services, tailored to promote and maximize one's general health and well-being. All of our services are designed to address one or more common concerns, including but not limited to immunity, anxiety, mental fortitude, sports recovery, and more. Through these services, Healthy Choice Wellness Centers seek to provide healthy alternatives that treat the mind and body to its core, thus offering optimized healthier living.

Our Values

Healthy Choice Wellness Centers are committed to building a culture of well-being. Our goal is to optimize wellness, both for today and all of our tomorrows.

Healthy Choice Wellness Centers view the communities we serve as being comprised of whole and dynamic individuals. We are sensitive to the communal stresses of life that impact our health, wellness, and overall well-being. We promote and encourage personal responsibility and accountability in one's pursuit of achieving and maintaining their health and wellness. Our Healthy Choice Wellness team not only participates in the facilitation of services in the process of achieving one's wellness, but also are present to provide information, care, and knowledge to maintain course and maximize one's well-being according to their individual health goals, wants, and needs.

Healthy Choice Wellness Center also realizes that the whole is only as strong as its parts when it comes to those communities we serve. Thus, we put forth effort to strengthen the environments in which we live and work as they directly impact our well-being. This effort to support wellness for the individuals (the parts) must include working to create a healthy community at large (the whole) that supports the well-being of its members at large.

Our Growth Strategy

We seek to operate and expand our Healthy Choice Wellness centers by approaching growth via three (3) different pathways:

1)	Corporately owned and operated wellness centers

2)	Wellness Centers implementing the services of Healthy Choice Wellness Centers by way of licensing agreements

3)	Expansion by way of franchised locations

Our Products & Services

Healthy Choice Wellness Centers specialize primarily in IV Nutrient Drip Infusion and Intramuscular (IM) Injection treatments, however we seek to expand these offerings (both in the number of IV and IM options offered, but also by adding additional whole-person centered services for optimizing overall general health).

IV Nutrient Drip Infusion Treatments: Healthy Choice Wellness Center’s IV Nutrient Drip Infusions are used to deliver vitamins and minerals directly into the bloodstream, offering superior absorption over oral supplements. We offer server pre-formulated customized solutions to address a variety of issues including:

•	Immune System Strengthening
•	Anti-Aging
•	Optimal Athletic Performance & Recovery
•	Metabolism
•	Hangover & Headache Relief
•	Cold & Flu Symptoms
•	Chronic Fatigue
•	Brain Fog

Currently, we offer eleven IV Nutrient Treatment Options: Quench, Get-Up-And-Go, Recovery & Performance, Immunity, Alleviate, Inner Beauty, Myers’ Cocktail, Nad+ (Premium Drip), Reboot, Glutathion, and Brainstorm.

Intramuscular (IM) Injection Treatments: Healthy Choice Wellness Center’s Intramuscular (IM) Injection treatments deliver vitamins and minerals directly into the bloodstream, offering superior absorption over oral supplements. We offer server pre-formulated customized solutions to address a variety of issues including:

•	Immune Functioning
•	General Health
•	Fight Illness
•	Boost Metabolism
•	Improve Mood
•	Increase Energy
•	Appetite Suppression
•	Burning Fat

Currently we offer four Injection Treatment Options: Vitamin B-12, Vitamin D-3, Glutathione, and our Skinny Shot.

Our Employees

Each Healthy Choice Wellness Center is led by licensed and accredited medical professionals and practitioners who share a like-minded philosophy with that of the Wellness Centers, as does all our support staff – we do not just practice healthy choices, we live it! We encourage and support all of our professionals and practitioners to continue the powerful pursuit of knowledge and education, to better provide consult to our clients for them to best maximize their overall wellness and well-being.

Our Customers

The client base for our wellness centers is not bound by age groups or genders. Our clients consist of a broad range of individuals all seeking a common universal goal of seeking to improve their overall wellness.  These individuals tend to be those who consciously live a healthy lifestyle, and are seeking treatments to maximize and optimize their overall well-being. This includes athletes seeking treatments to help recover quicker from injury and/or rehydrate, middle aged men and women seeking treatments to maximize their cognitive fortitude, those wanting to help alleviate indigestion or stomach pains, and a slew of other individual reasons all ending with the drive for healthier living.

ONLINE SALES

HCMC is your online source for the leading products in the all-natural vitamin and supplement, and health, beauty, and personal care categories of Healthier Living.

Backed by 30+ years of combined experience in the health and nutrition industry, we provide our customers with only the best products on the market — Try our exclusive offering of Ada’s Naturals brand products or any of the top products from the most recognized national natural health brands in the industry.

●	VITAMINS & SUPPLEMENTS:
o
Product categories include, but are not limited to: Vitamins, Minerals & Herbals, Immunity, Multivitamins, Sports Nutrition, Protein Powders, Collagen, Stress & Anxiety, Sleep & Relax, Brain Health, Pain & Inflammation, Probiotics, Energy & Stamina, Joint & Bone Support, Digestion, Fish Oils, Just for Men, Kids/Children/Teens, and more.

o
Product varieties include, but are not limited to: Apple Cider Vinegar, BCAA, Biotin, Calcium, Chlorophyll, CLA, Collagen Peptides, Creatine, Elderberry, Omega-3’s, Garlin, Glucosamine, Iron, Magnesium, Melatonin, Potassium, Prenatals, Probiotics, Protein Powders (Plant and Whey), Ashwaghanda Turmeric, Ginseng, Vitamin B,C,D,E,K+, Zinc, and more.

o	Product brands include, but are not limited to: Ada’s Naturals, Enzymedica, Garden of Life, Natural Vitality, New Chapter, Renew Life, Solgar, and more.
●	HEALTH, BEAUTY, AND PERSONAL CARE:
o
Product categories include, but are not limited to: Oral Care, Hair Care, Body Wash, Skin & Face, Deodorant, Suncare, Soaps, Shaving, Feminine Hygiene, Lip Balms, Ear Candles, Lotions, Hand Sanitizers, Essential Oils, and more.

o	Product varieties include, but are not limited to: Body Wash, Deodorant, Ear Candles, Shampoos, Conditioners, Toothpaste, Mouthwashes, Shaving, Bar Soaps, Liquid Soaps, Suncare, and more.

o
Product brands include, but are not limited to: Ada’s Naturals, Alba Botanica, Aura Cacia, Derma-E, Desert Essence, Dr. Bronners, Every Man Jack, Heritage Store, Himalaya Botanique, Life-Flo, Lily of the Desert, Natracare, Naturally Fresh, Oral Essentials, South of France, Tea Tree Therapy, Thai Deodorant Stone, Thayers, and more.

VAPORIZER BUSINESS

Retail Stores

While evaluating retail store operations in 2021, management decided to decrease the inventory levels on hand for all of its vape stores, due to a major decrease in foot traffic or temporary closure of some stores a result of the COVID-19 pandemic.

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

Distribution and Sales

The Company sells directly to consumers through the Company owned retail vape stores. Our management believes that consumers are shifting towards vape stores for an enhanced experience. This enhanced experienced is derived from the greater variety of products at the stores, the knowledgeable staff and the social atmosphere. The Company anticipates an even smaller portion of future revenue will continue to come from its retail stores as underperforming stores are being closed.

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

Patent Enforcement

On November 30, 2020, the Company filed a patent infringement lawsuit against Philip Morris USA, Inc. and Philip Morris Products S.A. in the U.S. District Court (“District Court”) for the Northern District of Georgia (the “Complaint”).  The lawsuit alleged infringement on HCMC-owned patent(s) by the Philip Morris product known and marketed as “IQOS™.”  Philip Morris claims that it is currently approaching 14 million users of its IQOS® product and has reportedly invested over $3 billion in their smokeless tobacco products. On December 3, 2021, the District Court effectively dismissed HCMC’s patent infringement action against Philip Morris USA, Inc. and Philip Morris Products S.A.  On December 14, 2021, the Company filed an appeal of the District Court’s dismissal of the Company’s patent infringement action against Philip Morris USA, Inc. and Philip Morris Products S.A. HCMC believes the District Court committed legal error by dismissing its complaint for patent infringement and also by denying the Company’s motion to amend its pleading.

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

On September 9, 2020 the FDA began enforcing rules that extended its regulatory authority to electronic cigarettes and certain other tobacco products under the Tobacco Control Act. The rules required that electronic cigarette and e-liquid manufacturers (i) register with the FDA and report electronic cigarette products and ingredient listings; (ii) market new electronic cigarette products only after FDA review; (iii) only make direct and implied claims of reduced risk if the FDA confirms that scientific evidence supports the claim and that marketing the electronic cigarette product will benefit public health as a whole; (iv) not distribute free samples; (v) implement minimum age and identification restrictions to prevent sales to individuals under age 21; (vi) include a health warning; and (vii) not sell electronic cigarettes in vending machines, unless in a facility that never admits youth. It is not known how long finalizing and implementing this regulatory process may take. Accordingly, the Company has responded by beginning to take the necessary steps to ensure compliance.

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

The Company has included the results of the Healthy Choice Wellness Centers under the grocery segment due to its sales being de minimis.

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

The Company currently and historically has reported net losses and cash outflows from operations. As of December 31, 2021, cash and cash equivalents totaled approximately $26.5 million. The Company anticipates that its current cash, cash equivalent and cash generated from operations will be sufficient to meet the projected operating expenses for the foreseeable future through at least twelve months from the issuance of these consolidated financial statements.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The Company operates its business from numerous facilities in Florida and New York. These leased facilities include our headquarters location, warehouse and retail stores.

Grocery Segment. As of December 31, 2021, our Grocery segment had 4 retail stores in Florida which aggregate approximately 28,000 square feet, all of which are leased by our grocery segment. Healthy Choice Wellness Centers leases a facility in New York.

Vapor Segment. As of December 31, 2021, our Vapor segment operated 6 retail stores in Florida, aggregating approximately 8,000 square feet.

Our headquarters and warehouse are located in Hollywood, Florida which aggregates approximately 10,000 square feet.

Item 3. Legal Proceedings.

No response is required under Item 103 of Regulation S-K.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently listed on the OTC Pink marketplace under the symbol “HCMC”.

As of March 31, 2022, there were approximately 1,400 stockholders of record for our common stock. A substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

As of March 31, 2022, the last reported sale price of our common stock on the OTC Pink Marketplace was $0.0003 per share.

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

As of December 31, 2021, the Company has issued 6,562,500,000 shares of Company common stock in connection with the exercise of 4,200 shares of the Series D Convertible Preferred Stock at a conversion price of $0.00064 per share. The conversion price for the exercise of the preferred stock was reset to the 80% of the lowest daily volume-weighted average price ("VWAP") during the 5 Trading Days immediately preceding the Effective Date of August 11, 2021.

On June 18, 2021, the Company issued 27,046,800,310 shares of common stock in connection with the Rights Offering at a subscription price of $0.0010 per share, generating gross proceeds of approximately $27.0 million.

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

Factors Affecting Our Performance

We believe the following factors affect our performance:

Retail: We believe the operating performance of our retail stores will affect our revenue and financial performance. The Company has (1) a total of [six] retail vape stores and (2) [four] natural and organic groceries and dietary supplement stores located in Florida, as well as two located in New York. The Company has reduced the number of retail vape stores due to adverse industry trends and increasing federal and state regulations that, if implemented, may negatively impact future retail revenues.

Increased Competition: Food retail is a large and competitive industry. Our competition varies and includes national, regional, and local conventional supermarkets, national superstores, alternative food retailers, natural foods stores, smaller specialty stores, and farmers’ markets. In addition, we compete with restaurants and other dining options in the food-at-home and food-away-from-home markets. The opening and closing of competitive stores, as well as restaurants and other dining options, in regions where we operate will affect our results. In addition, changing consumer preferences with respect to food choices and to dining out or at home can impact us. We also expect increased product supply and downward pressure on prices to continue and impact our operating results in the future.

Our Response to the COVID-19 Pandemic: We are proud to provide our guests with high quality, fresh foods and restaurant quality meals, delivered with impeccable service in an exceptionally clean and well-stocked store. With the ongoing COVID-19 pandemic, we continue to carefully monitor and adjust our safety protocols while following public health guideline and local ordinances. We have maintained many of the protocols established at the beginning of the pandemic to keep our team members and guests safe. The COVID-19 pandemic has presented many risks and challenges that we must manage. While we have experienced many challenges, including but not limited to, product shortages, staffing difficulties, and evolving customer shopping behaviors, our focus remains on both offering our customers a high quality service experience and supporting our essential front-line team members. Though we have successfully managed these challenges to date, our operations and financial condition could still be negatively affected by the COVID-19 pandemic and future developments, which are highly uncertain and cannot be predicted.

Results of Operations

The following table sets forth our Consolidated Statements of Operations for the years ended December 31, 2021 and 2020 which is used in the following discussions of our results of operations:

	For the Year Ended December 31,		2021 to 2020
	2021	2020	Change $
SALES:
Vapor sales, net	$2,084,813	$2,458,945	$(374,132)
Grocery sales, net	11,235,041	11,461,800	(226,759)
Total Sales	13,319,854	13,920,745	(600,891)
Cost of sales vapor	839,599	1,033,805	(194,206)
Cost of sales grocery	7,187,701	7,109,719	77,982
GROSS PROFIT	5,292,554	5,777,221	(484,667)

EXPENSES:
Impairment of goodwill and intangible assets	-	380,646	(380,646)
Selling, general and administrative	10,033,048	8,844,947	1,188,101
Total operating expenses	10,033,048	9,225,593	807,455
Operating loss	(4,740,494)	(3,448,372)	(1,292,122)

OTHER INCOME (EXPENSES):
Gain on debt settlements	767,930	-	767,930
Other expenses, net	(26)	(100)	74
Interest expense, net	(65,281)	(272,651)	207,370
Gain (loss) on investment	412	(1,269)	1,681
Total other income (expense), net	703,035	(274,020)	977,055

NET LOSS	$(4,037,459)	$(3,722,392)	$(315,067)

Net vapor sales decreased $0.4 million to $2.1 million for the year ended December 31, 2021 as compared to $2.5 million for the same period in 2020. The decrease in sales was primarily due to a major decrease in foot traffic and a decrease in the number of stores open compared to prior year.  Net grocery sales decreased $0.2 million to $11.2 million for the year ended December 31, 2021 as compared to $11.5 million for the same period in 2020. The decrease in sales was primarily due to a decrease in the customer count compared to prior year.

Vapor cost of goods sold for the year ended December 31, 2021 and 2020 were $0.8 million and $1.0 million, respectively, a decrease of $0.2 million. The decrease in cost of goods sold was primarily due to a decreased in sales and product cost. Grocery store cost of goods sold for the year ended December 31, 2021 and 2020 were $7.2 million and $7.1 million, respectively, an increase of $0.1 million primarily due to a write-off of inventory.

Total operating expenses increased $0.8 million to $10.0 million for the year ended December 31, 2021. The increase was primarily due to an increase in professional fees of $1.1 million and payroll benefits of $0.4 million, partially offset by the impairment of goodwill and intangible assets of $0.4 million in prior year.

Net other income of $0.7 million for the year ended December 31, 2021 includes a gain on debt settlements of $0.8 million, partially offset by an interest expense of $0.1 million. Net other expense of $0.3 million for the year ended December 31, 2020 includes primarily interest expense.

Liquidity and Capital Resources

	For the year ended December 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(3,528,205)	$(2,281,797)
Investing activities	(87,322)	(75,202)
Financing activities	27,186,456	1,771,293
	$23,570,929	$(585,706)

Our net cash used in operating activities of $3.5 million for the year ended December 31, 2021 resulted from our net loss of $4.0 million and a net cash usage of $0.6 million from changes in operating assets and liabilities, offset by a non-cash adjustments of $1.0 million. Our net cash used in continuing operating activities of $2.3 million for the year ended December 31, 2020 resulted from our net loss from continuing operations of $3.7 million, offset by a net cash usage of $0.5 million from changes in operating assets and liabilities and a non-cash adjustments of $1.9 million.

The net cash used in investing activities of $0.1 million for the year ended December 31, 2021 resulted from the collection of a note receivable, the acquisition of new business and purchases of a patent and property and equipment. The net cash provided by investing activities of $0.1 million for the year ended December 31, 2020 resulted from the issuance and collection of a note receivable, and purchases of a patent and property and equipment.

The net cash provided by financing activities of $27.2 million for the year ended December 31, 2021 is due to proceeds received from the Rights Offering of $24.3 million and a Securities Purchase Agreement of $5.0 million, partially offset by a principal payment of $2.0 million on the line of credit. The net cash used in financing activities of $1.8 million for the year ended December 31, 2020 is due to proceeds received from the Paycheck Protection Program of $0.9 million and Term Loan of $2.5 million, partially offset by payments of $1.7 million on the loan payable.

At December 31, 2021 and December 31, 2020, we did not have any material financial guarantees or other contractual commitments with trade vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. The majority of our cash and cash equivalents are concentrated in three large financial institutions and are generally in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. The Company has not experienced any losses on its cash and cash equivalents. The following table presents the Company’s cash position as of December 31, 2021 and December 31, 2020.

	December 31, 2021	December 31, 2020

Cash	$26,496,404	$925,475
Total assets	$34,443,487	$11,874,993
Percentage of total assets	76.9%	7.8%

The Company reported net loss of approximately $4.0 million for the year ended December 31, 2021. The Company also had positive working capital of $26.2 million. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to satisfy business obligations, and to continue as a going concern.

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

	2021	2020
Reconciliation of Adjusted EBITDA to net loss allocable to common stockholders:
Operating loss	$(4,740,494)	$(3,448,372)
Impairment of goodwill and intangible assets	-	380,646
Depreciation and amortization	497,408	550,098
Stock-based compensation expense	34,375	78,029
Adjusted EBITDA	$(4,208,711)	$(2,439,599)

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

Evaluation of Disclosure Controls and Procedures. Our management, including our Principal Executive Officer and Principal Financial Officer, did not carry out an evaluation on internal controls during the year ended December 31, 2021 in regard to the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. As an evaluation was not carried out, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our management, including our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2021.

In planning and performing its audit of our financial statements for the year ended December 31, 2021 in accordance with standards of the Public Company Accounting Oversight Board, our independent registered public accounting firm noted material weaknesses in internal control over financial reporting. A list of our material weaknesses are as follows:

●	Failure to have properly documented and designed disclosure controls and procedures and testing of the operating effectiveness of our internal control over financial reporting.

●	Failure to perform periodic and year-end inventory observations in a timely manner and adequate controls to sufficiently perform required rollback procedures of inventory counts to the year-end.

●	Weakness around our purchase orders and inventory procedures, inclusive of year-end physical inventory observation procedures as well as physical count procedures.

●	Segregation of duties due to lack of personnel.

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of December 31, 2021 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Remediation Efforts

Following this assessment and during the twelve months ended December 31, 2021, we have undertaken an action plan to strengthen internal controls and procedures:

●
Management continues to devote significant efforts toward improvement of effectiveness of control over financial reporting. This includes analyzing non-routine transactions before booking journal entries; implemented a monthly variance fluctuation analysis across all segments. Variance analyses are communicated to operations and executives to make sure the results are accurate.

●
Our management continues to remain focused on the Company’s purchase order process in order to better manage inventory thereby improving cash management and ultimately leading to more reliable and precise financial reporting.

•
The Company is evaluating the addition of a new position, Inventory Analyst, to handle all matters related to the implementation of a cycle-count procedure as well as coordinating all physical inventory counts with third parties.

●
Vendor payments and cash disbursement are reviewed on weekly basis by management and accounting team to ensure timely payment. Cash balance are communicated to management on weekly basis to improve cash management.

Our management continues to review ways in which we can make improvements in internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors as of December 31, 2021:

Name	Age	Position
Executive Officers:
Jeffrey Holman	55	Chief Executive Officer, Chairman and Director
John A. Ollet	59	Chief Financial Officer
Christopher Santi	51	President and Chief Operating Officer

Non-Employee Directors:
Clifford J. Friedman	60	Director
Dr. Anthony Panariello	62	Director

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

Compensation Committee

The function of the Compensation Committee is to determine the compensation of our executive officers. The Compensation Committee has the power to set performance targets for determining periodic bonuses payable to executive officers and may review and make recommendations with respect to stockholder proposals related to compensation matters. Additionally, the Compensation Committee is responsible for administering the Company’s equity compensation plans including the Company’s 2015 Equity Incentive Plan, as amended

The members of the Compensation Committee are all independent directors within the meaning of applicable Nasdaq Listing Rules and all of the members are “non-employee directors” within the meaning of Rule 16b-3 under the Exchange Act.

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

Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transactions were reported and that no Form 5s were required, we believe that during 2021 our officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a).

ITEM 11. Executive Compensation

The following information is related to the compensation paid, distributed or accrued by us for fiscal 2021 to all Chief Executive Officers (principal executive officers) serving during the last fiscal year and the other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000. We refer to these individuals as our “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock/ (Forfeited) (1)$	Restricted Stock Awards(1) $	All Other Compensation ($)	Total

Jeffrey Holman	2021	578,579	250,000	(302,500)	110,000	-	636,079
Chief Executive Officer	2020	494,430	-	-	-	-	494,430

Christopher Santi	2021	359,192	160,000	(220,000)	80,000	-	379,192
President and Chief Operating Officer	2020	331,058	-	-	-	-	331,058

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

Named Executive Officer Employment Agreements

On August 13, 2018, the Company amended and restated its existing employment agreement with Jeffrey Holman, the Company’s Chief Executive Officer (the “Holman Employment Agreement”). The Holman Employment Agreement is for an additional three year term and provides for an annual base salary of $450,000 and a target bonus for 2020 only in an amount ranging from 20% to 200% of his base salaries subject to the Company meeting certain earnings before interest, taxes depreciation and amortization performance milestones. Mr. Holman is entitled to receive severance payments, including two years of his then base salary and other benefits in the event of a change of control, termination by the Company without cause, termination for good reason by the executive or non-renewal by the Company. Mr. Holman was also granted 11 billion shares of restricted common stock pursuant to the Holman Employment Agreement Amendment on the condition that 11 billion of his options to purchase Company common stock are forfeited. This restricted stock will vest one year following the date of issuance provided that the grantee remains an employee of the Company through each applicable vesting date. On August 12, 2019, the Company agreed to extend the expiration date of the vesting period for the restricted stock by six months to February 13, 2020. On August 12, 2020, the Company agreed to extend for a second time the expiration date of the vesting period for the restricted stock by six months to February 13, 2021. The Term shall be automatically renewed for successive one-year terms unless notice of non-renewal is given by either party at least 30 days before the end of the Term. The above description of the terms of the Holman Employment Agreement is not complete and is qualified by reference to the complete document.

On February 26, 2021, the Company entered into an amended and restated employment agreement (the “Employment Agreement Amendment”) with the Company’s President and Chief Operating Officer, Christopher Santi. Pursuant to the Employment Agreement Amendment, Mr. Santi will continue to be employed as the Company’s President and Chief Operating Officer through January 30, 2024.  Mr. Santi will receive a base salary of $0.4 million for 2021 and his salary will increase 10% in each subsequent year. The Term shall be automatically renewed for successive one-year terms unless notice of non-renewal is given by either party at least 30 days before the end of the Term. The above description of the terms of the Santi Employment Agreement is not complete and is qualified by reference to the complete document.

On February 02, 2022, the Company entered into a second amended and restated employment agreement (the “Employment Agreement Amendment”) with the Company’s Chief Financial Officer, John Ollet.  Pursuant to the Employment Agreement Amendment, Mr. Ollet will continue to be employed as the Company’s Chief Financial Officer through February 14, 2025.  Mr. Ollet will receive a base salary of $300,000 for 2022 and his salary will increase 10% in each subsequent calendar year. The Term shall be automatically renewed for successive one-year terms unless notice of non-renewal is given by either party at least 30 days before the end of the Term. The above description of the terms of the Ollet Employment Agreement is not complete and is qualified by reference to the complete document.

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

Outstanding Awards at Fiscal Year End

Listed below is information with respect to unexercised options that have not vested, and equity incentive plan awards for each named executive officer outstanding as of December 31, 2021:

Outstanding Equity Awards at 2021 Fiscal Year-End

	Number of Shares Issued Under Stock Options	Number of Shares Issued Under Restricted Stock	Stock Options and Restricted Stock Exercise Price ($) Per Share of Stock	Expiration Date	Number of Shares That Have Not Vested (#)	Market Value of Shares That Name Have Not Vested ($)
Jeffrey Holman	-	9,075,000,000	0.0001	8/13/2028	9,075,000,000	907,500
Jeffrey Holman	39,000,000,000	-	0.0001	2/1/2027	-	-
Christopher Santi	-	6,600,000,000	0.0001	8/13/2028	6,600,000,000	660,000
Christopher Santi	17,000,000,000	-	0.0001	2/1/2027	-	-
John Ollet	-	2,475,000,000	0.0001	8/13/2028	2,475,000,000	247,500
John Ollet	1,000,000,000	-	0.0001	12/9/2026	-	-
John Ollet	4,000,000,000	-	0.0001	8/30/2027	-	-

Director Compensation

Non-employee directors are paid a monthly fee of $1,000 per month and $1,000 for each meeting attended. Because we do not pay any compensation to employee directors, Mr. Holman is omitted from the following table. Non-employee members of our Board of Directors were compensated for as follows:

Fiscal 2021 Director Compensation

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

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by stockholders and the weighted average exercise price for such plans as of December 31, 2021.

Name of Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2015 Equity Incentive Plan	89,712,508,480	0.0001	10,287,491,520
Total	89,712,508,480	-	10,287,491,520

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth the number of shares of our common stock beneficially owned as of December 31, 2021, by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers and (iv) all of our executive officers and directors of as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Healthier Choices Management Corp., 3800 North 28th Way, Hollywood, Florida 33020.

Title of Class	Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)
Directors and Executive Officers:
Common Stock	Jeffrey E. Holman (2)	43,537,500,000	11.50%
Common Stock	Christopher Santi (3)	20,300,000,000	5.69%
Common Stock	John Ollet (4)	6,237,500,000	1.81%
Common Stock	Dr. Anthony Panariello (5)	1,206,250,000	0.35%
Common Stock	Clifford J. Friedman (6)	1,500,000,000	0.44%
All directors and officers as a group (5 persons) (7)		72,781,250,000	18.07%

5% Stockholders:
None		-	0%
Total:		72,781,250,000	18.07%

(1) Beneficial Ownership. Applicable percentages are based on 339,741,632,384 shares of common stock outstanding as of March 31, 2022. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, convertible notes and preferred stock currently exercisable or convertible or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. The table includes shares of common stock, options, warrants, and preferred stock exercisable or convertible into common stock and vested or vesting within 60 days. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. The table does not include: (i) restricted stock units that do not have the right to vote until they vest and the shares are delivered or (ii) unvested options that do not vest within 60 days of the date listed above in this footnote.

(2) Holman. Chairman and Chief Executive Officer. Includes 39,000,000,000 vested options and 4,537,500,000 shares of unvested restricted Common Stock. This restricted stock vests 12.5% on the last day of each calendar quarter commencing March 31, 2021.

(3) Santi. President and Chief Operation Officer. Includes 17,000,000,000 vested options and 3,300,000,000 shares of unvested restricted Common Stock. This restricted stock vests 12.5% on the last day of each calendar quarter commencing March 31, 2021.

(4) Ollet. Chief Financial Officer. Includes 5,000,000,000 vested options. He also holds 1,237,500,000 shares of unvested restricted Common Stock. This restricted stock vests 12.5% on the last day of each calendar quarter commencing March 31, 2021.

(5) Panariello. A director. Includes 1,000,000,000 vested options. He also holds 206,250,000 shares of unvested restricted Common Stock. This restricted stock vests 12.5% on the last day of each calendar quarter commencing March 31, 2021.

(6) Friedman. A director. Includes 990,000,000 vested options and 510,000,000 shares of Common Stock.

(7) Directors and Executive Officers. Includes executive officers who are not Named Executive Officers under the SEC’s rules and regulations.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

For the year ended December 31, 2021, the Company did not have any related party transactions.

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

Item 14. Principal Accounting Fees and Services.

Our Audit Committee pre-approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. All of the services related to audit fees and audit-related fees charged were pre-approved by the Audit Committee. The following table shows the fees for the years ended December 31, 2021 and 2020.

	2021 ($)	2020 ($)
Audit Fees (1)	$226,000	$188,000
Total	$226,000	$188,000

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Healthier Choices Management Corp. (the “Company”) as of December 31, 2021 and 2021, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit[s] also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

New York, NY
March 31, 2022

HEALTHIER CHOICES MANAGEMENT CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,496,404	$925,475
Accounts receivable	28,481	23,675
Notes receivable	247,915	-
Inventories	1,521,199	1,749,246
Prepaid expenses and vendor deposits	456,397	286,065
Investment	23,143	22,731
TOTAL CURRENT ASSETS	28,773,539	3,007,192

Restricted Cash	-	2,000,000
Property and equipment, net of accumulated depreciation	176,988	230,719
Intangible assets, net of accumulated amortization	947,593	1,248,352
Goodwill	916,000	916,000
Notes receivable	-	304,511
Right of use asset – operating lease, net	3,543,930	4,078,621
Other assets	85,437	89,598
TOTAL ASSETS	$34,443,487	$11,874,993

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,642,848	$1,085,663
Contract liabilities	23,178	21,262
Operating lease liability, current	437,328	474,686
Current portion of line of credit	418,036	2,000,000
Current portion of loan payment	2,604	2,072,484
TOTAL CURRENT LIABILITIES	2,523,994	5,654,095

Loan payable, net of current portion	815	849,009
Operating lease liability, net of current	2,685,021	3,114,521
TOTAL LIABILITIES	5,209,830	9,617,625

COMMITMENTS AND CONTINGENCIES (SEE NOTE 12)

STOCKHOLDERS’ EQUITY
Series C convertible preferred stock, $1,000 par value per share, 30,000 shares authorized; 0 and 16,277 shares issued and outstanding as of December 31, 2021 and 2020, respectively; aggregate liquidation preference of $16.3 million for 2020.	-	16,277,116
Series D convertible preferred stock, $1,000 par value per share, 5,000 shares authorized; 800 and 0 shares issued and outstanding as of December 31, 2021 and 2020, respectively; aggregate liquidation preference of $0.8 million	800,000	-
Common Stock, $0.0001 par value per share, 750,000,000,000 shares authorized; 339,741,632,384 and 143,840,848,017 shares issued and outstanding as of December 31, 2021 and 2020, respectively	33,974,163	14,384,084
Additional paid-in capital	30,855,824	3,955,039
Accumulated deficit	(36,396,330)	(32,358,871)
TOTAL STOCKHOLDERS’ EQUITY	29,233,657	2,257,368
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,443,487	$11,874,993

See notes to consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2021	2020
SALES:
Vapor sales, net	$2,084,813	$2,458,945
Grocery sales, net	11,235,041	11,461,800
TOTAL SALES, NET	13,319,854	13,920,745

Cost of sales vapor	839,599	1,033,805
Cost of sales grocery	7,187,701	7,109,719
GROSS PROFIT	5,292,554	5,777,221

OPERATING EXPENSES:
Impairment of goodwill and intangible assets	-	380,646
Selling, general and administrative	10,033,048	8,844,947
Total operating expenses	10,033,048	9,225,593

LOSS FROM OPERATIONS	(4,740,494)	(3,448,372)

OTHER INCOME (EXPENSE):
Gain on debt settlements	767,930	-
Other expense, net	(26)	(100)
Interest expense, net	(65,281)	(272,651)
Gain (loss) on investment	412	(1,269)
Total other income (expense), net	703,035	(274,020)

NET LOSS	$(4,037,459)	$(3,722,392)

NET LOSS PER SHARE BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	307,912,959,368	90,351,540,618

See notes to consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2020	20,150	$20,150,116	67,698,494,244	$6,769,849	$7,618,245	$(28,636,479)	$5,901,731

Issuance of common stock in connection with cashless exercise of Series A warrants	-	-	37,412,353,772	3,741,235	(3,741,235)	-	-
Cancellation of Series B Convertible Preferred Stock	(20,150)	(20,150,116)	-	-	-	-	(20,150,116)
Issuance of Series C Convertible Preferred Stock	20,150	20,150,116	-	-	-	-	20,150,116
Series C Preferred stock exercised	(3,873)	(3,873,000)	38,730,000,001	3,873,000	-	-	-
Stock-based compensation expense	-	-	-	-	78,029	-	78,029
Net loss	-	-	-	-	-	(3,722,392)	(3,722,392)
Balance – December 31, 2020	16,277	16,277,116	143,840,848,017	$14,384,084	$3,955,039	$(32,358,871)	$2,257,368
Series C Preferred stock exercised	(16,277)	(16,277,116)	162,771,153,001	16,277,116	-	-	-
Stock options exercised	-	-	2,275,000,000	227,500	-	-	227,500
Issuance of Series D Convertible Preferred stock in connection with the Securities Purchase Agreement	5,000	5,000,000	-	-	-	-	5,000,000
Series D Convertible Preferred Stock exercised	(4,200)	(4,200,000)	6,562,500,000	656,250	3,543,750	-	-
Issuance of common stock	-	-	1,182,831,056	118,283	1,289,273	-	1,407,556
Issuance of common stock in connection with the Rights Offering, net of offering expenses	-	-	27,046,800,310	2,704,680	21,639,637	-	24,344,317
Issuance of awarded stock for officers	-	-	2,200,000,000	220,000	(220,000)	-	-
Issuance of awarded stock for board member	-	-	50,000,000	5,000	(5,000)	-	-
Cancellation of awarded stock for officers	-	-	(6,050,000,000)	(605,000)	605,000	-	-
Cancellation of awarded stock for board member	-	-	(137,500,000)	(13,750)	13,750	-	-
Stock-based compensation expense	-	-	-	-	34,375	-	34,375
Net loss	-	-	-	-	-	(4,037,459)	(4,037,459)
Balance – December 31, 2021	800	$800,000	339,741,632,384	$33,974,163	$30,855,824	$(36,396,330)	$29,233,657

See notes to consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2021	2020
OPERATING ACTIVITIES:

Net loss	$(4,037,459)	$(3,722,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	497,408	550,098
Net gain on debt settlements	(767,930)	-
Amortization of right-of-use asset	534,691	584,398
Gain (loss) on investment	(412)	1,269
Write-down of obsolete and slow-moving inventory	707,710	340,905
Stock-based compensation expense	34,375	78,029
Impairment of goodwill and intangible assets	-	380,646
Accrued interest on loan payable	60,809	7,117
Changes in operating assets and liabilities:
Accounts receivable	(4,806)	41,726
Inventories	(478,663)	(333,139)
Prepaid expenses and vendor deposits	(170,332)	(16,233)
Contract assets	-	-
Other assets	4,161	57,269
Accounts payable and accrued liabilities	557,185	265,552
Contract liabilities	1,916	(5,561)
Lease liability	(466,858)	(511,481)
NET CASH USED IN OPERATING ACTIVITIES	(3,528,205)	(2,281,797)

INVESTING ACTIVITIES:
Payment for acquisition	(75,000)	-
Collection of note receivable	56,596	38,876
Purchases of patent	(12,500)	(89,415)
Purchases of property and equipment	(56,418)	(24,663)
NET CASH USED IN INVESTING ACTIVITIES	(87,322)	(75,202)

FINANCING ACTIVITIES:
Proceeds from line of credit	418,036	-
Principal payment on the line of credit	(2,000,000)	-
Principal payments on loan payable	(803,397)	(1,659,456)
Proceeds from paycheck protection program	-	876,515
Proceeds from loan and security agreement	-	2,540,000
Proceeds from issuance of preferred stock	5,000,000	-
Proceeds from rights offering, net of offering costs	24,344,317	-
Proceeds from exercise of stock options	227,500	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	27,186,456	1,757,059

INCREASE (DECREASE) IN CASH	23,570,929	(599,940)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — BEGINNING OF YEAR	2,925,475	3,525,415
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — END OF YEAR	$26,496,404	$2,925,475

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$115,584	$314,925
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with the exchange agreement	$1,407,556	$-

See notes to consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION, BASIS OF PRESENTATION, AND RECENT DEVELOPMENTS

Organization

Healthier Choices Management Corp. (the “Company”) is a holding company focused on providing consumers with healthier daily choices with respect to nutrition and other lifestyle alternatives. The Company currently operates six retail vape stores in the Southeast region of the United States, through which it offers e-liquids, vaporizers and related products. The Company also operates Ada’s Natural Market, a natural and organic grocery store, through its wholly owned subsidiary Healthy Choice Markets, Inc. Ada’s Natural Market and Paradise Health and Nutrition offers fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products and natural household items. The Company also sells vitamins and supplements on the Amazon.com marketplace through its wholly owned subsidiary Healthy U Wholesale, Inc. The Company also operates HCMC Intellectual Property Holdings, LLC, a wholly owned subsidiary formed to hold, market and expand on its current intellectual property assets. The Company markets the Q-Cup™ technology under the vape segment; this patented technology is based on a small, quartz cup called the Q-Cup™, which a customer partially fills with either cannabis or CBD concentrate (approximately 50mg) purchased from a third party. The Q-Cup™ is then inserted into the Q-Cup™ Tank or Globe, that heats the cup from the outside without coming in direct contact with the solid concentrate. This Q-Cup™ technology provides significantly more efficiency and an “on the go” solution for consumers who prefer to vape concentrates either medicinally or recreationally. The Company acquired Mother Earth’s Storehouse on February 2022, which operates a two store organic and health food and vitamin chain in New York’s Hudson Valley, a business that has been operating for over 40 years.

COVID-19 Management Update

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020 and has negatively impacted the U.S. and global economies, disrupted global supply chains and, mandated closures and stay-at-home orders and created significant disruptions of the global financial markets. The Company adjusted certain aspects of the operations to protect their employees and customers while still meeting customers’ needs. While to date the Company has not been required to close any of its stores, the Company is currently operating under regular hours and we are expecting COVID-19 to have a long-term beneficial impact to the future financial results of the grocery segment. The Company continues to monitor the impact of the COVID-19 outbreak closely.  The extent to which the COVID-19 outbreak will impact our operations is manageable, and there is no imminent risk on business continuity and future operations.

Sourcing and Vendors

We source from multiple suppliers. These suppliers range from small independent businesses to multinational conglomerates. For the fiscal years ended December 31, 2021 and 2020, approximately 25% and 27% of our total purchases were from one vendor.

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements are prepared in accordance with GAAP. The consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of the financial statement date.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Healthy Choice Markets, Inc., Healthy Choice Markets 2, LLC (“Paradise Health and Nutrition”), Healthy Choice Markets 3, LLC (“Mother Earth’s Storehouse”), Healthy Choices Markets 3 Real Estate LLC, HCMC Intellectual Property Holdings, LLC, Healthy Choice Wellness, LLC, The Vitamin Store, LLC, Healthy U Wholesale, Inc., The Vape Store, Inc. (“Vape Store”), Vaporin, Inc. (“Vaporin”), Smoke Anywhere U.S.A., Inc. (“Smoke”), Emagine the Vape Store, LLC (“Emagine”), IVGI Acquisition, Inc., Vapormax Franchising LLC, Vaporin LLC, and Vaporin Florida, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

The Company incurred a loss from operations of approximately $4.7 million for the year ended December 31, 2021. As of December 31, 2021, cash and cash equivalents totaled approximately $26.5 million. Management anticipates that its current cash, cash equivalent and cash generated from operations will be sufficient to meet the projected operating expenses for the foreseeable future through at least the next twelve months from the issuance of these consolidated financial statements.

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

Shipping and Handling

Shipping charges billed to customers are included in net sales and the related shipping and handling costs are included in cost of sales. For the years ended December 31, 2021 and 2020, shipping and handling costs of approximately $68,000 and $48,000, were included in cost of sales, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less, when purchased, to be cash and cash equivalents. The majority of the Company’s cash and cash equivalents are concentrated in one large financial institution, which is in excess of Federal Deposit Insurance Corporation (FDIC) coverage. At December 31, 2021, cash in excess of FDIC limits of $250,000 per financial institution were approximately $26.0 million. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests, as deposits are held in excess of federally insured limits. The Company’s cash equivalent at December 31, 2021 was a money market account. The Company has not experienced any losses in such accounts.

Accounts Receivable, Contract Assets and Contract Liabilities

Accounts receivables are claims to consideration which are unconditional; meaning no performance obligations remain for the Company and only the passage of time is necessary before collection. Contract assets are distinguished from accounts receivable as performance obligations remain before claims to consideration become unconditional. By nature of the Company’s operations, contract assets are typically not recognized. Contract liabilities are recorded when customers transfer consideration in advance of delivery of products or services, which the Company records for gift cards and loyalty reward programs. When one party to an arrangement performs before the other(s), the Company records an account receivable, contract asset or contract liability.

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

Concentration of accounts receivable consist of the following:

	December 31, 2021	December 31, 2020

Customer A	30%	0%
Customer B	12%	0%
Customer C	0%	34%

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the respective asset, after the asset is placed in service. Revenue earning property and equipment includes signage, furniture and fixtures, computer hardware, appliance, cooler, displays with useful lives range from two to seven years. Leasehold improvements are amortized over life of lease.

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets are recorded at cost, or when acquired as part of a business acquisition, at estimated fair value. Certain identifiable intangible assets are amortized over 4 and 10 years. Similar to tangible personal property and equipment, the Company periodically evaluates identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Indefinite-lived intangible assets, such as goodwill are not amortized.

Impairment of Long-Lived Assets

The Company reviews all long-lived assets such as property and equipment and amortized intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future cash flows expected to be generated by the asset or asset group. Impairment is measured by the amount by which the carrying value of the asset(s) exceeds their fair value. There were no triggering events that would indicate impairment of long-lived assets at December 31, 2021. For the year ended December 31, 2020, the Company determined the estimated undiscounted cash flows related to the sales of the VitaminStore.com were less than the carrying value of the intangible assets and recorded an impairment charge of $0.3 million.

Goodwill

The Company assesses the carrying amounts of goodwill for recoverability on at least an annual basis or when events or changes in circumstances indicate evidence of potential impairment exists, using a fair value based test. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, and the useful life over which cash flows will occur. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for the Company. Our annual impairment test is conducted on September 30 of each year or more often if deemed necessary. As part of management's qualitative analysis at December 31, 2021 management determines whether any triggering events have occurred since the annual test date of September 30, 2021, which would indicate an impairment. Management determined no triggering events had occurred through December 31, 2021. The Company recorded an impairment charge of $40,000 for the year ended December 31, 2020.

Advertising

The Company expenses advertising costs as incurred. For the years ended December 31, 2021 and 2020, the company incurred advertising expenses of $43,000 and $92,000, respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 or December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

	December 31, 2021	December 31, 2020

Vapor sales, net	$2,084,813	$2,458,945
Grocery sales, net	11,235,041	11,461,800
Total revenue	$13,319,854	$13,920,745

Retail Vapor	$2,084,744	$2,458,945
Retail Grocery	9,923,137	10,047,437
Food service/restaurant	1,202,122	1,088,162
Online/e-Commerce	93,600	307,487
Wholesale Grocery	16,182	18,714
Wholesale Vapor	69	-
Total revenue	$13,319,854	$13,920,745

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

The following table summarizes the investment measured at fair value on a recurring basis as of December 31, 2021:

Description	Fair Value Measurements Using Quoted Prices in Active Market (Level 1)	Mark to Market	December 31, 2021
Investment	$22,731	$412	$23,143

The following table summarizes the investment measured at fair value on a recurring basis as of December 31, 2020:

Description	Fair Value Measurements Using Quoted Prices in Active Market (Level 1)	Mark to Market	December 31, 2021
Investment	$24,000	$(1,269)	$22,731

Note 6. INVENTORIES

Inventories are stated at average cost. If the cost of the inventories exceeds their market value, adjustments are recorded to write down excess inventory to its net realizable value. Throughout the year, the Company did not have independent third party counts of its inventory due to the Coronavirus (COVID-19) pandemic and recorded the write down of inventories amounting to $0.7 million and $0.3 million, approximately, in 2021 and 2020, respectively. The Company’s inventories consist primarily of merchandise available for resale.

	December 31, 2021	December 31, 2020

Vapor Business	$188,793	$304,614
Grocery Business	1,332,406	1,444,632
Total	$1,521,199	$1,749,246

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

A summary of the Note as of December 31, 2021 and 2020 is presented below:

	December 31,
Description	2021	2020
Promissory Note	$247,915	$304,511

For the years ended December 31, 2021 and 2020, the Company had notes receivable collections of approximately $57,000 and $39,000, respectively. These collections are recorded to other income in the Consolidated Statement of Operations.

Note 8. PROPERTY & EQUIPMENT

Property and equipment consists of the following

	Year Ended December 31,
	2021	2020

Displays	$305,558	$305,558
Furniture and fixtures	246,496	246,496
Leasehold improvements	136,504	128,004
Computer hardware & equipment	151,924	143,082
Other	315,788	276,711
	1,156,270	1,099,851
Less: accumulated depreciation and amortization	(979,282)	(869,132)
Total property and equipment	$176,988	$230,719

The Company incurred approximately $0.1 million and $0.1 million of depreciation expense for the years ended December 31, 2021 and 2020, respectively.

Note 9. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020

Beginning balance	$916,000	$956,000
Impairment of goodwill-retail business	-	(40,000)
Ending balance	$916,000	$916,000

Intangible assets, net are as follows:

December 31, 2021	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	4-5 years	$883,000	$(685,823)	$197,177
Trade names	8-10 years	923,000	(536,661)	386,339
Patents	10 years	372,165	(122,233)	249,932
Non-compete	4 years	238,000	(133,646)	104,354
Website	4 years	10,000	(209)	9,791
Intangible assets, net		$2,426,165	$(1,478,572)	$947,593

December 31, 2020	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	4-10 years	$883,000	$(475,073)	$407,927
Trade names	8-10 years	923,000	(441,786)	481,214
Patents	10 years	359,665	(85,641)	274,024
Non-compete	4 years	174,000	(88,813)	85,187
Intangible assets, net		$2,339,665	$(1,091,313)	$1,248,352

Amortization expense was approximately $0.4 million for the years ended December 31, 2021 and 2020.

Acquisition of EIR Hydration

On November 30, 2021, the Company, through its wholly owned subsidiary, Healthy Choice Wellness Center, LLP, acquired EIR Hydration, an IV therapy center located in Roslyn Heights, NY. The cost of the transaction was $75,000 and it was treated as an asset purchase.

The weighted-average remaining amortization period of the Company’s amortizable intangible assets is approximately 6 years as of December 31, 2021. The estimated future amortization of the intangible assets is as follows:

For the years ending December 31,
2022	$389,456
2023	150,591
2024	150,591
2025	143,549
2026	48,655
Thereafter	64,751
Total	$947,593

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

A summary of the contract liabilities activity for the years ended December 31, 2021 and 2020 is presented below:

	Year ended December 31,
	2021	2020
Beginning balance as of January1,	$21,262	$26,823
Issued	39,469	53,929
Redeemed	(37,463)	(58,263)
Breakage recognized	(90)	(1,227)
Ending balance as of December 31,	$23,178	$21,262

Note 11. LINE OF CREDIT AND DEBT

The following table provides a breakdown of the Company's debt as of December 31, 2021 and 2020 is presented below:

	December 31,
	2021	2020
Line of Credit	$418,036	$2,000,000
Term Loan Credit Agreement	-	800,924
Paycheck Protection Program	-	882,264
Loan and Security Agreement ("PPE Loan")	-	1,232,414
Other debt	3,419	5,891
Total Line of Credit and Debt	$421,455	$4,921,493

Revolving Line of Credit

On November 3, 2021, the Company entered into an agreement for a new revolving line of credit of $2.0 million and a blocked/restricted deposit account (“blocked account”) with Professional Bank in Coral Gables, Florida. The agreement included a variable interest rate that it is based on a rate of 1.0% over what is earned on the collateral account. Based on the agreement with the bank, each draw request from the credit line will be 100% cash secured with moneys held from the blocked account.

Term Loan Credit Agreement

On December 31, 2018, the Company entered into a Term Loan Credit Agreement (the “Credit Agreement”) with Professional Bank, a Florida banking corporation (the “Bank”), pursuant to which the Company issued a Term Note (the “Term Note”) in the principal amount of $1,400,000 in favor of the Bank. The Term Note bears interest at a rate equal to 1.5 percentage points in excess of that rate shown in the Wall Street Journal as the prime rate, adjusted annually (which was 5.50% as of December 31, 2020 and 2021). The proceeds of the Term Note were used for acquisitions and for general working capital requirements.

On December 21, 2021, the Company paid in full the outstanding balance of $410,000 from the Term Loan.

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

On May 3, 2021, the Company received a letter from Customers Bank to inform the Company that the PPP Loan was paid and fully forgiven by the Small Business Administration (SBA). The forgiveness of $885,227 was reported in gain on debt settlements on the consolidated statements of operations.

Note 12. COMMITMENTS AND CONTINGENCIES

Employment Agreements

On August 13, 2018, the Company amended and restated its existing employment agreement with Jeffrey Holman, the Company’s Chief Executive Officer (the “Holman Employment Agreement”). The Holman Employment Agreement is for an additional three year term and provides for an annual base salary of $450 and a target bonus for 2020 only in an amount ranging from 20% to 200% of his base salaries subject to the Company meeting certain earnings before interest, taxes depreciation and amortization performance milestones. Mr. Holman is entitled to receive severance payments, including two years of his then base salary and other benefits in the event of a change of control, termination by the Company without cause, termination for good reason by the executive or non-renewal by the Company. Mr. Holman was also granted 11 billion shares of restricted common stock pursuant to the Holman Employment Agreement Amendment on the condition that 11 billion of his options to purchase Company common stock are forfeited. This restricted stock will vest one year following the date of issuance provided that the grantee remains an employee of the Company through each applicable vesting date. On August 12, 2019, the Company agreed to extend the expiration date of the vesting period for the restricted stock by six months to February 13, 2020. On August 12, 2020, the Company agreed to extend for a second time the expiration date of the vesting period for the restricted stock by six months to February 13, 2021. The Term shall be automatically renewed for successive one-year terms unless notice of non-renewal is given by either party at least 30 days before the end of the Term. The above description of the terms of the Holman Employment Agreement is not complete and is qualified by reference to the complete document.

On February 26, 2021, the Company entered into an amended and restated employment agreement (the “Employment Agreement Amendment”) with the Company’s President and Chief Operating Officer, Christopher Santi. Pursuant to the Employment Agreement Amendment, Mr. Santi will continue to be employed as the Company’s President and Chief Operating Officer through January 30, 2024.  Mr. Santi will receive a base salary of $0.4 million for 2021 and his salary will increase 10% in each subsequent year. The Term shall be automatically renewed for successive one-year terms unless notice of non-renewal is given by either party at least 30 days before the end of the Term. The above description of the terms of the Santi Employment Agreement is not complete and is qualified by reference to the complete document.

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

On November 30, 2020, the Company filed a patent infringement lawsuit against Philip Morris USA, Inc. and Philip Morris Products S.A. in the U.S. District Court for the Northern District of Georgia.  The lawsuit alleges infringement on HCMC-owned patent(s) by the Philip Morris product known and marketed as “IQOS®”.  Philip Morris claims that it is currently approaching 14 million users of its IQOS® product and has reportedly invested over $3 billion in their smokeless tobacco products. On December 3, 2021, the District Court for the Northern District of Georgia effectively dismissed HCMC’s patent infringement action against Philip Morris USA, Inc. and Philip Morris Products S.A.  On December 14, 2021, the Company filed an appeal of the District Court for the Northern District of Georgia’s dismissal of the Company’s patent infringement action against Philip Morris USA, Inc. and Philip Morris Products S.A. HCMC believes the Georgia Court committed legal error by dismissing its complaint for patent infringement and also by denying the Company’s motion to amend its pleading.

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations December 31, 2021. With respect to legal costs, we record such costs as incurred.

Fontem License Agreement

The Company has a non-exclusive license to certain products with Fontem Ventures B.V. (“Fontem”). The Company will make quarterly license and royalty payments in perpetuity to Fontem, based on the sale of qualifying products as defined in the license agreement at a royalty rate of 5.25%. For the years ended December 31, 2021 and 2020, the Company recorded expenses of $12,000 and $15,000 as part of its cost of goods.

Note 13. STOCKHOLDERS’ EQUITY

Equity Compensation Plans

The Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), awards grants to employees. The plan can award up to 100 billion shares of common stock and currently 10.3 billion shares are available for grant as of December 31, 2021.

The Company’s 2009 Equity Incentive Plan (the “2009 Plan”) awards grants to employees, non-employee directors and consultants in connection with their retention and/or continued employment by the Company. The 2009 Plan had no shares of common stock available for grant as of December 31, 2021.
Rights Offering

On June 18, 2021, the Company issued 27,046,800,310 shares of common stock in connection with the Rights Offering at a subscription price of $0.0010 per share, generating gross proceeds of $27.0 million. The Company incurred direct financing costs of $2.7 million in connection with the offering resulting in net proceeds to the Company of $24.3 million.

Exchange Agreement

On March 29, 2021, the Company entered into exchange agreements with the holders of the $2.7 million Loan and Security Agreement (the "Credit Agreement"). The agreement with the holders of the Company’s indebtedness (the “Notes”) in an aggregate amount of $1.3 million to exchange the Notes for 1,172,964,218 shares at a conversion price of $0.0011. The Notes were issued pursuant to the Credit Agreement dated as of August 18, 2020, among The Vape Store, Inc., the Company, Healthy Choice Markets, Inc., Sabby Healthcare Master Fund, Ltd., and Sabby Volatility Warrant Master Fund, Ltd.  In connection with the Exchange, the Credit Agreement and all related loan documents was terminated and the Holder’s on the assets of the Company and its subsidiaries was cancelled.  The Company recognized a loss on debt extinguishment of $0.1 million for the year ended December 31, 2021.

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

During the years ended December 31, 2021 and 2020, the Company issued 162.8 billion shares and 38.7 billion shares of Company common stock in connection with the exercise of Series C stock.

Series D Convertible Preferred Stock

On February 7, 2021, the Company entered into a Securities Purchase Agreement, pursuant to which the Company sold and issued 5,000 shares of its Series D Convertible Preferred Stock (the “Preferred Stock”) to accredited investors for $1,000 per share or an aggregate subscription of $5.0 million. As of December 31, 2021, the Company has issued 6.6 billion shares of Company common stock in connection with the exercise of 4,200 shares of the Series D Convertible Preferred Stock at a conversion price of $0.00064 per share. The conversion price for the exercise of the preferred stock was reset to the 80% of the lowest daily volume-weighted average price ("VWAP") during the 5 Trading Days immediately preceding the effective date of August 11, 2021.

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

During the year ended December 31, 2020, the Company issued 3,466,153 shares of the Company Common Stock in connection with the exercise of the Series A Warrant.

Modification of share-based payment awards to officers

On August 13, 2018, the Compensation Committee of the Company approved a modification of share-based payment awards to the Chief Executive Officer and Chief Operating Officer of the Company. As part of the share modification, the Chief Executive Officer and Chief Operating Officer were granted 11 billion and 8 billion shares of restricted common stock on the condition that the same number of shares from their options to purchase the Company’s common stock are forfeited. However, the shares were issued to the officers and have been reflected in the statement of stockholders’ equity. Initially, this restricted stock was schedule to vest one year following the date of issuance provided that the grantee remains an employee of the Company through the vesting date.

On August 12, 2019, the Company agreed to extend the expiration date of the vesting period for the restricted stock by six months to February 13, 2020.

On August 12, 2020, the Company agreed to extend for a second time the expiration date of the vesting period for the restricted stock by six months to February 13, 2021.

On January 14, 2021, the Compensation Committee of the Company approved an issuance of restricted stock to the Officers and a Director of the Company, in consideration for agreeing to a new vesting schedule for the existing awarded restricted stock. Each individual was granted a 10% increase from the original award agreement for a total of 2.3 billion shares of restricted common stock, which will vest quarterly in equal amounts until December 31, 2022, provided that the grantee remains an employee of the Company through the vesting date.

Restricted Stock

On August 13, 2018, the Compensation Committee of the Company approved an issuance of restricted stock to the Chief Financial Officer (the "Officer") of the Company. The Officer was granted 3 billion shares of restricted common stock, which will vest one year following the date of issuance, provided that the grantee remains an employee of the Company through the vesting date.

On August 12, 2019, the Company agreed to extend the expiration date of the vesting period for the restricted stock by six months to February 13, 2020.

On August 12, 2020, the Company agreed to extend for a second time the expiration date of the vesting period for the restricted stock by six months to February 13, 2021.

On January 14, 2021, the Compensation Committee of the Company approved an issuance of restricted stock to the Officers and a Director of the Company, in consideration for agreeing to a new vesting schedule for the existing awarded restricted stock. Each individual was granted a 10% increase from the original award agreement for a total of 2.3 billion shares of restricted common stock, which will vest quarterly in equal amounts until December 31, 2022, provided that the grantee remains an employee of the Company through the vesting date.

On March 30, 2021, the Company and the Officers and a Director of the Company agreed to forfeit a total of 3.09 billion of restricted shares of common stock that were due to vest on March 31, 2021.

On June 29, 2021, the Company and the Officers and a Director of the Company agreed to forfeit a total of 3.09 billion of restricted shares of common stock that were due to vest on June 30, 2021.

Stock Options

During the years ended December 31, 2021 and 2020, the Company did not grant any options for the purchase of shares of its common stocks.

A summary of option activity during the years ended December 31, 2021 and 2020 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Yrs.)	Aggregate Intrinsic Value

Outstanding, January 1, 2020	69,862,230,680	$0.00	7	$-
Options granted	-	0.00		-
Options forfeited or expired	-	0.00		-
Outstanding, December 31, 2020	69,862,230,680	$0.00	6	$-
Options granted	-	0.00		-
Options exercised	(2,275,000,000)	0.00		-
Options forfeited or expired	-	0.00		-
Outstanding, December 31, 2021	67,587,230,680	$0.00	5	-
Exercisable at December 31, 2021	67,587,230,680	$0.00	5	$-

During the years ended December 31, 2021 and 2020, the Company recognized stock-based compensation expense of approximately $34,375 and $78,029, respectively, in connection with the amortization of stock options, net of recovery of stock-based charges for forfeited stock options. Stock-based compensation expense is included as part of selling, general and administrative expense in the accompanying consolidated statements of operations.

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

	December 31,
	2021	2020

Preferred stock	1,250,000,000	162,771,153,000
Stock options	67,587,230,680	69,862,230,680
Total	68,837,230,680	232,633,383,680

Note 14. LEASE

The Company has various lease agreements with terms up to 20 years, including leases of retail stores, headquarter and equipment. All the leases are classified as operating leases.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of December 31, 2021.

Maturity of Lease Liabilities by Fiscal Year
2022	$572,335
2023	450,877
2024	342,005
2025	337,685
2026	267,759
Thereafter	1,941,250
Total undiscounted operating lease payments	$3,911,911
Less: Imputed interest	(789,562)
Present value of operating lease liabilities	$3,122,349

The following summarizes the Company's operating leases:

Balance Sheet Classification	December 31, 2021	December 31, 2020
Right of use asset	$3,543,930	$4,078,621

Operating lease liability, current	$437,328	$474,686
Operating lease liability, net of current	2,685,021	3,114,521
Total operating lease liabilities	$3,122,349	$3,589,207

The amortization of the right-of-use asset of $534,691 was included in operating cash flows.

Other Information
Weighted-average remaining lease term for operating leases	10 years
Weighted-average discount rate for operating leases	4.74%

Rent expense for the years ended December 31, 2021 and 2020 was approximately $0.9 million and $1.0 million, respectively, is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

The following table represents the components of lease cost are as follows for twelve months ended December 31, 2021:

December 31, 2021
Operating lease cost	$389,538
Variable lease cost	372,608
Short-term lease cost	139,291
Total rent expense	$901,437

The aggregate cash payments under the leasing arrangement was approximately $467,000 for the year ended December 31, 2021 and was included in operating cash flows.

Note 15. INCOME TAXES

The Company did not have a provision for income taxes (current or deferred tax expense) for tax years ended December 31, 2021 and 2020. The following is a reconciliation of the expected tax expense (benefit) at the U.S. statutory rate to the actual tax expense (benefit) reflected in the accompanying statement of operations:

	Year Ended December 31,
	2021	2020

U.S. federal statutory rate	$(847,867)	$(781,704)
State and local taxes, net of federal benefit	(111,900)	(132,291)
Change in valuation allowance	734,615	1,201,450
True-up & deferred adjustment	11,441	23,614
Stock based compensation	8,171	19,159
Forgiveness of PPP loan	(210,432)	-
Other permanent items	-	935
Change in tax rate	89,360	2,429
Expired warrants	-	(422,655)
Other	326,612	89,063
	$-	$-

As of December 31, 2021 and 2020, the Company’s deferred tax assets and liabilities consisted of the effects of temporary differences attributable to the following:

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Net operating losses	$14,136,491	$13,366,483
Inventory reserves and allowances	30,156	31,249
Accrued Expenses and Deferred Income	136,686	45,358
Charitable contribution	5,134	5,303
Stock based compensation	1,903,413	1,966,058
Net book value of fixed assets	1,961	6,574
Net book value of intangible assets	671,954	731,365
ASC 842 - Lease Accounting	33,891	32,681
Total deferred tax assets	16,919,686	16,185,071

Net deferred tax assets	16,919,686	16,185,071
Valuation allowance	(16,919,686)	(16,185,071)
Net deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the positive and negative evidence available, management has determined that a valuation allowance is required at December 31, 2021 and 2020 to reduce the deferred tax assets to amounts that are more likely than not to be realized. The Company’s valuation increased by $734,615 and $1,201,450 for the tax years ended 2021 and 2020, respectively. Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax assets may be necessary.

At December 31, 2021 the Company had U.S. federal and state net operating loss carryforwards (“NOLS”) of 61.0 million and 46.6 million, respectively. Federal NOLs of $46.3 million expire beginning in 2032 through 2037 and $14.7 million do not expire and are subject to 80% of taxable income under Internal Revenue Code Section 172. State NOLs of $35.4 million expire beginning in 2032 through 2037 and $11.2 million do not expire and maybe subject to income limitations under each State statute. Utilization of our NOLS may be subject to an annual limitation under section 382 and similar state provisions of the Internal Revenue Code due to changes of ownership that may have occurred or that could occur in the future, as defined under the regulations.

On March 27, 2020, the CARES Act was enacted in response to COVID-19 pandemic, which, among other things, outlines the provisions of the Paycheck Protection Program (the “PPP”). The Company determined that it met the criteria to be eligible to obtain a loan under the PPP because, among other reasons, in light of the COVID-19 outbreak and the uncertainty of economic conditions related thereto, the loan was considered necessary to support the Company’s ongoing operations and retain all its employees. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the program. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. The Company submitted its application for 100% loan forgiveness and in May 2021 the loan was 100% forgiven by the SBA. As a result, the Company recorded a gain on the forgiveness of the loan in the amount of $885,226.

The Company files a federal income tax return and income tax returns in various state tax jurisdictions and the Company is generally no longer subject examinations by federal and state tax authorities for years before 2018.

Note 16. SEGMENT INFORMATION

Management determines the reportable segments based on the internal reporting used by our executives to evaluate performance and to assess where to allocate resources. The Company evaluates segment performance based on the segment gross profit before corporate expenses.

Summarized below are the total net sales and segment operating profit for each reporting segment:

	Year Ended
	Net Sales		Segment Gross Profit
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Vapor	$2,084,813	$2,458,945	$1,245,214	$1,425,140
Grocery	11,235,041	11,461,800	4,047,340	4,352,081
Total	$13,319,854	$13,920,745	5,292,554	5,777,221
Corporate expenses			10,033,048	9,225,593
Operating loss			(4,740,494)	(3,448,372)
Corporate other income (expense), net			703,035	(274,020)
Net loss			(4,037,459)	(3,722,392)

For the year ended December 31, 2021 depreciation and amortization was approximately $1,000 and $0.5 million for Vapor and Grocery, respectively.

For the year ended December 31, 2020 depreciation and amortization was approximately $10,000 and $0.5 million for Vapor and Grocery, respectively.

Note 17. SUBSEQUENT EVENTS

Acquisition of Mother Earth's Storehouse

On February 8, 2022, the Company through its wholly owned subsidiary, Healthy Choice Markets 3, LLC, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Mother Earth’s Storehouse Inc. (“HCM3”) and its shareholders.  Pursuant to the Purchase Agreement, HCM3 acquired certain assets and assume certain liabilities related to Mother Earth’s grocery stores in Kingston and Saugerties, New York.  The Company intends to continue to operate the grocery stores under their existing name.  The cash purchase price under the Purchase Agreement is approximately $3.9 million, with an additional $677,500 paid for inventory at closing.  In addition, the Company assumed a lease obligation for the Kingston, NY store and entered into an employment agreement with the store manager.

In connection with the HCM3 acquisition of the assets of Mother Earth's, a wholly owned subsidiary of HCMC acquired for approximately $575,000 the historic building that houses the Saugerties, NY store.

John Ollet Employment Agreement

On February 02, 2022, the Company entered into a Second Amended and Restated Employment Agreement (the “Employment Agreement Amendment”) with the Company’s Chief Financial Officer, John Ollet.  Pursuant to the Employment Agreement Amendment, Mr. Ollet will continue to be employed as the Company’s Chief Financial Officer through February 14, 2025.  Mr. Ollet will receive a base salary of $300,000 for 2022 and his salary will increase 10% in each subsequent calendar year.

Patent infringement litigation

On December 31, 2021, the District Court for the Northern District of Georgia effectively dismissed HCMC’s patent infringement action against Philip Morris USA, Inc. and Philip Morris Products S.A. In connection with such dismissal, the defendants sought to recover attorney’s fees from the Plaintiff. On February 22, 2022, the District Court for the Northern District of Georgia granted the defendant’s an award of approximately $575,000 in attorneys’ fees to be paid by the Company. The Company has fully provisioned this amount as of December 31, 2021.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

1.1	Form of Underwriting Agreement	S-1	7/10/15	1.1
2.1(a)	Business Sale Offer and Acceptance Agreement, dated April 11, 2016, by and between Vapor Corp. and Ada’s Whole Food Market LLC	8-K	5/23/16	2.1
2.1(b)	Asset Purchase Agreement, dated July 29, 2016, by and between Vapor Corp. and VPR Brands, L.P.	8-K	8/3/16	1.1
2.1(c)	Asset Purchase Agreement, dated November 19, 2018, by and among the Company and Paradise Health Foods, Inc.	8-K	11/21/18	2.1
2.1(d)	Membership Interest Purchase Agreement, dated December 14, 2018, by and among Healthy U Wholesale, Inc. and the Sellers named therein	8-K	12/26/18	2.2
2.1(e)	Asset Purchase Agreement, dated February 8, 2022, by and among the Healthy Choice Markets 3, LLC, Mother Earth’s Storehouse Inc., Christopher Schneider and Kevin Schneider	8-K	2/8/22	2.1
2.1(f)	Commercial Contract of Sale, dated of 9th day of February, 2022, between Mother Earth’s Storehouse, Inc. and Healthy Choice Markets 3 Real Estate LLC				X
3.1	Certificate of Incorporation	10-Q	11/16/15	3.1
3.1(a)	Certificate of Amendment to Certificate of Incorporation	8-K	3/03/17	3.1
3.1(b)	Certificate of Amendment to Certificate of Incorporation	S-1	7/10/15	3.2
3.1(c)	Certificate of Amendment to Certificate of Incorporation	S-4	12/11/15	3.2
3.1(d)	Certificate of Amendment to Certificate of Incorporation	8-K	2/2/16	3.1
3.1(e)	Certificate of Amendment to Certificate of Incorporation	8-K	3/9/16	3.1
3.1(f)	Certificate of Amendment to Certificate of Incorporation	8-K	6/1/16	3.1
3.1(g)	Certificate of Amendment to Certificate of Incorporation	8-K	8/5/16	3.1
3.1(h)	Certificate of Designation of Preferences, Rights And Limitations of Series D Convertible Preferred Stock	8-K	2/4/21	3.1
3.1(i)	Cancellation of Certificate of Designations				X
3.2	Bylaws	8-K	12/31/13	3.4
10.1	Form of Securities Purchase Agreement dated March 3, 2015	8-K	3/05/15	10.1
10.2*	2015 Equity Incentive Plan	S-1	6/01/15	10.28
10.3	Form of Letter Agreement dated June 19, 2015	8-K	6/25/15	10.4
10.4	Form of Letter Agreement dated June 19, 2015	8-K	6/25/15	10.5
10.9	RLOC Credit Agreement, dated December 23, 2021, by and among Healthier Choices Management Corp. and Professional Bank				X
10.10	Revolving Credit Note, dated December 31, 2019, issued by Healthier Choices Management Corp. in favor of Professional Bank				X

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
10.11*	Amendment to Vapor Corp. 2015 Equity Incentive Plan	S-8	2/8/17	4.2
10.12*	Form of Restricted Stock Award Agreement	8-K	8/20/18	10.4
10.13*	Second Amended and Restated Employment Agreement, entered into as of February 26, 2021 by and between the Company and Christopher Santi	8-K	3/5/21	10.1	X
10.14*	Third Amended and Restated Restricted Stock Agreement dated as of February 12, 2021 by and between Healthier Choices Management Corp. and Jeffrey Holman	10-K	3/8/21	10.12
10.15*	Third Amended and Restated Restricted Stock Agreement dated as of February 12, 2021 by and between Healthier Choices Management Corp. and Christopher Santi	10-K	3/8/21	10.13
10.16*	Third Amended and Restated Restricted Stock Agreement dated as of February 12, 2021 by and between Healthier Choices Management Corp. and John Ollet	10-K	3/8/21	10.14
10.17*	Third Amended and Restated Restricted Stock Agreement dated as of February 12, 2021 by and between Healthier Choices Management Corp. and Anthony Panariello	10-K	3/8/21	10.15
10.18*	Second Amended and Restated Employment Agreement, dated as of February 2, 2022 by and between the Company and John Ollet	8-K	2/2/22	10.1
10.19*	Amended and Restated Employment Agreement, dated as of March 13, 2018 by and between the Company and Jeffrey Holman	8-K	8/20/18	10.3
16.1	Letter from Morrison, Brown, Argiz & Farra, LLC, dated April 26, 2017	8-K	4/28/17	16.1
21.1	List of Subsidiaries				X
23.1	Consent of Marcum LLP				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Link base Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Link base Document				Filed
101.LAB	XBRL Taxonomy Extension Label Link base Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Link base Document				Filed

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2022.

Healthier Choices Management Corp.

By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Holman	Principal Executive Officer	March 31, 2022
Jeffrey Holman	and Director

/s/ John A. Ollet	Chief Financial Officer	March 31, 2022
John A. Ollet	(Principal Financial and Accounting Officer)

/s/ Clifford J. Friedman	Director	March 31, 2022
Clifford J. Friedman

/s/ Anthony Panariello	Director	March 31, 2022
Anthony Panariello