Form 10-Q
period 2022-03-31
Healthier Choices Management Corp.
filed 2022-05-17
CIK 844856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 001-36469

HEALTHIER CHOICES MANAGEMENT CORP.
(Exact name of Registrant as specified in its charter)

Delaware	84-1070932
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3800 North 28Th Way
Hollywood, Florida	33020
(Address of principal executive offices)	(Zip Code)

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

As of May 16, 2022, there were 339,741,632,384 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,587,830	$26,496,404
Accounts receivable, net	37,512	28,481
Notes Receivable	234,143	247,915
Inventories	2,370,248	1,521,199
Prepaid expenses and vendor deposits	298,756	456,397
Investment	26,657	23,143
TOTAL CURRENT ASSETS	23,555,146	28,773,539

Property and equipment, net of accumulated depreciation	1,532,375	176,988
Intangible assets, net of accumulated amortization	2,413,207	947,593
Goodwill	2,657,000	916,000
Right of use asset – operating lease, net	5,163,954	3,543,930
Other assets	112,883	85,437

TOTAL ASSETS	$35,434,565	$34,443,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,058,805	$1,642,848
Contract liabilities	243,840	23,178
Current portion of line of credit	453,232	418,036
Current portion of loan payment	2,638	2,604
Operating lease liability, current	607,121	437,328
TOTAL CURRENT LIABILITIES	3,365,636	2,523,994

Loan payable, net of current portion	143	815
Operating lease liability, net of current	4,153,044	2,685,021
TOTAL LIABILITIES	7,518,823	5,209,830

COMMITMENTS AND CONTINGENCIES (SEE NOTE 13)

STOCKHOLDERS’ EQUITY
Series D convertible preferred stock, $1,000 par value per share, 5,000 shares authorized; 800 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively; aggregate liquidation preference of $0.8 million	800,000	800,000
Common Stock, $0.0001 par value per share, 750,000,000,000 shares authorized; approximately 339,741,632,384 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	33,974,163	33,974,163
Additional paid-in capital	30,855,824	30,855,824
Accumulated deficit	(37,714,245)	(36,396,330)
TOTAL STOCKHOLDERS’ EQUITY	27,915,742	29,233,657

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,434,565	$34,443,487

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
SALES
Vapor sales, net	$249,563	$613,936
Grocery sales, net	4,798,990	2,851,817
TOTAL SALES, NET	5,048,553	3,465,753

Cost of sales vapor	111,684	233,315
Cost of sales grocery	2,964,355	1,741,728
GROSS PROFIT	1,972,514	1,490,710

OPERATING EXPENSES	3,327,420	2,022,883

LOSS FROM OPERATIONS	(1,354,906)	(532,173)

OTHER (EXPENSE) INCOME
Gain on investment	3,514	26,126
Other income, net	16,874	-
Interest income (expense), net	16,603	(72,915)
Loss on debt settlements	-	(117,296)
Total other income (expense), net	36,991	(164,085)

NET LOSS	$(1,317,915)	$(696,258)

NET LOSS PER SHARE-BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	339,741,632,384	244,246,983,178

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2022 and 2021
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2022	800	$800,000	339,741,632,384	$33,974,163	$30,855,824	$(36,396,330)	$29,233,657
Net loss	-	-	-	-	-	(1,317,915)	(1,317,915)
Balance – March 31, 2022	800	$800,000	339,741,632,384	$33,974,163	$30,855,824	$(37,714,245)	$27,915,742

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2021	16,277	$16,277,116	143,840,848,017	$14,384,084	$3,955,039	$(32,358,871)	$2,257,368
Series C Convertible Preferred Stock exercised	(16,277)	(16,277,116)	162,771,153,001	16,277,116	-	-	-
Stock options exercised	-	-	775,000,000	77,500	-	-	77,500
Issuance of Series D Convertible Preferred stock in connection with the Securities Purchase Agreement	5,000	5,000,000	-	-	-	-	5,000,000
Issuance of common stock	-	-	1,182,831,056	118,283	1,289,273	-	1,407,556
Issuance of awarded stock for officers	-	-	2,200,000,000	220,000	(220,000)	-	-
Issuance of awarded stock for board member	-	-	50,000,000	5,000	(5,000)	-	-
Cancellation of awarded stock for officers	-	-	(3,025,000,000)	(302,500)	302,500	-	-
Cancellation of awarded stock for board member	-	-	(68,750,000)	(6,875)	6,875	-	-
Stock-based compensation expense	-	-	-	-	1,875	-	1,875
Net loss	-	-	-	-	-	(696,258)	(696,258)
Balance – March 31, 2021	5,000	$5,000,000	307,726,082,074	$30,772,608	$5,330,562	$(33,055,129)	$8,048,041

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(1,317,915)	$(696,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	193,322	136,597
Gain on extinguishment of debt	-	117,296
Gain on investment	(3,514)	(26,126)
Amortization of right-of-use asset	177,643	122,735
Write-down of obsolete and slow-moving inventory	40,586	37,061
Stock-based compensation expense	-	1,875

Changes in operating assets and liabilities:
Accounts receivable	(9,031)	(33,079)
Inventories	(85,056)	11,401
Prepaid expenses and vendor deposits	157,641	48,234
Other assets	(27,446)	1,003
Accounts payable and accrued expenses	415,957	(269,627)
Contract liabilities	(61,965)	(3,092)
Lease liability	(159,851)	(104,390)
NET CASH USED IN OPERATING ACTIVITIES	(679,629)	(656,370)

INVESTING ACTIVITIES
Acquisition of Mother Earth's Storehouse	(5,150,000)	-
Collection of note receivable	13,772	13,178
Purchases of property and equipment	(127,275)	(30,855)
NET CASH USED IN INVESTING ACTIVITIES	(5,263,503)	(17,677)

FINANCING ACTIVITIES
Proceeds from line of credit	35,196	-
Principal payments on loan payable	(638)	(12,759)
Principal payment on the line of credit	-	(2,000,000)
Proceeds from loan and security agreement	-	5,000,000
Proceeds from exercise of stock options	-	77,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	34,558	3,064,741

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENT AND RESTRICTED CASH	(5,908,574)	2,390,694
CASH, CASH EQUIVALENTS AND RESTRICTED CASH— BEGINNING OF PERIOD	26,496,404	2,925,475
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — END OF PERIOD	$20,587,830	$5,316,169

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,428	$81,313

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock	$-	$1,407,556
Lease acquired	$1,797,667	$-

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. ORGANIZATION

Organization

Healthier Choices Management Corp. (the “Company”) is a holding company focused on providing consumers with healthier daily choices with respect to nutrition and other lifestyle alternatives. The Company currently operates four retail vape stores in the Southeast region of the United States, through which it offers e-liquids, vaporizers and related products. The Company also operates Ada’s Natural Market, a natural and organic grocery store, through its wholly owned subsidiary Healthy Choice Markets, Inc. Ada’s Natural Market and Paradise Health and Nutrition offers fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products and natural household items. The Company also sells vitamins and supplements on the Amazon.com marketplace through its wholly owned subsidiary Healthy U Wholesale, Inc. The Company also operates HCMC Intellectual Property Holdings, LLC, a wholly owned subsidiary formed to hold, market and expand on its current intellectual property assets. The Company markets the Q-Cup™ technology under the vape segment; this patented technology is based on a small, quartz cup called the Q-Cup™, which a customer partially fills with concentrate (approximately 50mg) purchased from a third party. The Q-Cup™ is then inserted into the Q-Cup™ Tank or Globe, which heats the cup from the outside without coming in direct contact with the solid concentrate. This Q-Cup™ technology provides significantly more efficiency and an “on the go” solution for consumers who prefer to vape concentrates either medicinally or recreationally. The Company acquired Mother Earth’s Storehouse on February 9, 2022, which operates a two store organic and health food and vitamin chain in New York’s Hudson Valley, a business that has been operating for over 40 years. The Company expanded its operation into the Health & Wellness segment in November 2021. HCMC has acquired EIR Hydration, an IV therapy center located in Roslyn Heights, NY. The Company also has a licensing agreement for a Healthy Choice Wellness Center at the Casbah Spa and Salon in Fort Lauderdale, FL.

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

The Company currently and historically has reported net losses and cash outflows from operations. The Company anticipates that its current cash, cash equivalent and cash generated from operations will be sufficient to meet the projected operating expenses for the foreseeable future through at least the next twelve months from the issuance of these unaudited condensed consolidated financial statements.

Note 3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The Company has made estimates and judgments affecting the amounts reported in the Company’s condensed consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from the Company’s estimates. The condensed consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022. The condensed consolidated balance sheet as of December 31, 2021 was derived from the Company’s audited 2021 financial statements contained in the above referenced Form 10-K. Results of the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2021 Annual Report.

Note 4. CONCENTRATIONS

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments with an original maturity of three months or less, when purchased, to be cash and cash equivalents. The majority of the Company’s cash and cash equivalents are concentrated in one large financial institution, which is in excess of Federal Deposit Insurance Corporation (FDIC) coverage.

A summary of the financial institutions that had a cash and cash equivalents in excess of FDIC limits of $250,000 on March 31, 2022 and December 31, 2021 is presented below:

	March 31, 2022	December 31, 2021
Total cash, cash equivalents and restricted cash in excess of FDC limits of $250,000	$19,931,811	$26,023,593

The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests, as deposits are held in excess of federally insured limits. The Company’s cash equivalent at March 31, 2022 and December 31, 2021, respectively, was a money market account. The Company has not experienced any losses in such accounts.

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

	Three Months Ended March 31,
	2022	2021
Vapor	$249,563	$613,936
Grocery	4,798,990	2,851,817
Total revenue	$5,048,553	$3,465,753

Retail Vapor	$249,563	$613,894
Retail Grocery	4,278,013	2,542,360
Food service/restaurant	515,085	287,722
Online/eCommerce	5,892	13,717
Wholesale Grocery	-	8,018
Wholesale Vapor	-	42
Total revenue	$5,048,553	$3,465,753

Note 6. NOTES RECEIVABLE AND OTHER INCOME

On September 6, 2018, the Company entered into a secured, 36-month promissory note (the “Note”) with VPR Brands L.P. for $582,260. The Note bears an interest rate of 7.00%, which payments thereunder are $4,141 weekly. The Company records all proceeds related to the interest of the Note as interest income as proceeds are received.

On August 31, 2021, the Company amended and restated the Secured Promissory Note (the "Amended Note") with VPRB Brands L.P. for the outstanding balance in the note of $268,126. The Amended Note bears an interest rate of 7.00%, which payments thereunder are $1,500 weekly, with such payments commencing as of September 3, 2021. The Amended Note has a balloon payment of $213,028 for all remaining accrued interest and principal balance due in the final week of the 1-year extension of the Note.

A summary of the Note as of March 31, 2022 and December 31, 2021 is presented below:

Description	March 31, 2022	December 31, 2021
Promissory Note	$234,143	$247,915

Note 7. ACQUISITION OF MOTHER EARTH’S STOREHOUSE, INC.

On February 9, 2022, the Company through its wholly owned subsidiary, Healthy Choice Markets 3, LLC, entered into an Asset Purchase Agreement with Mother Earth’s Storehouse Inc. (“HCM3”) and its shareholders. Pursuant to the Purchase Agreement, HCM3 acquired certain assets and assumed certain liabilities related to Mother Earth’s grocery stores in Kingston and Saugerties, New York. The Company intends to continue to operate the grocery stores under their existing name. The cash purchase price under the Asset Purchase Agreement is $4,472,500 million, with an additional $677,500 paid for inventory at closing. In addition, the Company assumed a lease obligation for the Kingston, NY store and entered into an employment agreement with the store manager.

The purchase method of accounting in accordance with ASC 805, Business Combinations, was applied for the Mother Earth's Storehouse acquisition.  This requires the total cost of an acquisition to be allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition with the excess cost accounted for as goodwill. Goodwill arising from the acquisition is attributable to expected operational synergies from combining the operations of the acquired business with those of the Company. Goodwill is not expected to be deductible for income tax purposes in the tax jurisdiction of the acquired business.

The following table summarizes the approximate preliminary purchase price allocation based on estimated fair values of the net assets acquired at the acquisition date:

Purchase Consideration
Cash Consideration paid	$5,150,000

Purchase price allocation
Inventory	805,000
Property and equipment	1,278,000
Intangible assets	1,609,000
Right of use asset - operating lease	1,797,667
Other liabilities	(283,000)
Operating lease liabiltiy	(1,797,667)
Goodwill	1,741,000
Net assets acquired	$5,150,000

Finite-lived intangible assets
Trade Names/Trademarks	$513,000
Customer Relationships	683,000
Non-Compete Agreement	413,000
Total intangible assets	$1,609,000

Note 8. PROPERTY & EQUIPMENT
Property and equipment consist of the following:

	March 31, 2022	December 31, 2021
Displays	$305,558	$305,558
Building	575,000	-
Furniture and fixtures	417,244	246,496
Leasehold improvements	751,470	136,504
Computer hardware & equipment	152,681	151,924
Other	359,640	315,788
	2,561,593	1,156,270
Less: accumulated depreciation and amortization	(1,029,218)	(979,282)
Total property and equipment	$1,532,375	$176,988

The Company incurred approximately $49,936 and $38,574 of depreciation expense for the three months ended March 31, 2022 and 2021, respectively.

Note 9. INTANGIBLE ASSETS

Intangible assets, net are as follows:

March 31, 2022	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names / Trademarks	8-10 years	$1,436,000	$(571,068)	$864,932
Customer relationships	4-5 years	1,566,000	(756,232)	809,768
Patents	10 years	372,165	(131,537)	240,628
Non-compete	4-5 years	651,000	(162,288)	488,712
Website	4 years	10,000	(833)	9,167
Intangible assets, net		$4,035,165	$(1,621,958)	$2,413,207

December 31, 2021	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names / Trademarks	8-10 years	$923,000	(536,661)	$386,339
Customer relationships	4-5 years	883,000	(685,823)	197,177
Patents	10 years	372,165	(122,233)	249,932
Non-compete	4 years	238,000	(133,646)	104,354
Website	4 years	10,000	(209)	9,791
Intangible assets, net		$2,426,165	$(1,478,572)	$947,593

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense was approximately $143,386 and $98,023 for the three months ended March 31, 2022 and 2021, respectively. Future annual estimated amortization expense is as follows:

Years ending December 31,
2022 (remaining nine months)	$506,627
2023	411,149
2024	411,149
2025	404,107
2026	309,214
Thereafter	370,961
Total	$2,413,207

Note 10. CONTRACT LIABILITIES

The Company’s contract liabilities consist of gift cards and loyalty rewards, for which the Company has a performance obligation to deliver products when customers redeem balances or terms expire through breakage. Our breakage policy is twenty four months for gift cards, twelve months for Grocery loyalty rewards, and six months for Vapor loyalty rewards. As such, all contract liabilities are expected to be recognized within a twenty four month period. Revenue is recognized when gift card and loyalty points are redeemed.

A summary of the net changes in contract liabilities activity at March 31, 2022 and December 31, 2021 is presented below:

	March 31, 2022	December 31, 2021
Beginning balance as January 1,	$23,178	$21,262
Issued	716,913	39,469
Redeemed	(493,956)	(37,463)
Breakage recognized	(2,295)	(90)
Ending balance as of March 31,	$243,840	$23,178

Note 11. DEBT

The following table provides a breakdown of the Company's debt as of March 31, 2022 and December 31, 2021 is presented below:

_	March 31, 2022	December 31, 2021
Line of Credit	$453,232	$418,036
Other debt	2,781	3,419
Total debt	$456,013	421,455

Note 12. STOCKHOLDERS’ EQUITY

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

Stock Options

In the three months ended March 31, 2022, no stock options of the Company were exercised into common stock; in comparison to the three months ended March 31, 2021, where 775,000,000 stock options of the Company were exercised into common stock. During the three months ended March 31, 2022 and 2021, the Company recognized stock-based compensation of $0 and $1,875, respectively. Stock based compensation is included as part of selling, general and administrative expense in the accompanying consolidated statements of operations.

Income (Loss) Per Share

The following table summarizes the Company’s securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	As of March 31,
	2022	2021
Preferred stock	1,250,000,000	2,083,000,000
Stock options	67,587,000,000	69,087,000,000
Total	68,837,000,000	71,170,000,000

Note 13. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Two lawsuits were filed against the Company and its subsidiaries in connection with alleged claimed battery defects for an electronic cigarette device. Plaintiffs claim these batteries were sold by a store of the Company’s subsidiary and have sued for an undetermined amount of damages (other than a total of $0.4 million of medical costs). The initial complaints were filed between January 2019 and April 2019. We responded to the complaints in 2019 and we exchanged additional support information with the plaintiff for one of the lawsuits in 2021. Given the lack of information presented by the plaintiffs to date, the Company is unable to predict the outcome of these matters and, at this time, cannot reasonably estimate the possible loss or range of loss with respect to these legal proceedings.

On November 30, 2020, the Company filed a patent infringement lawsuit against Philip Morris USA, Inc. and Philip Morris Products S.A. in the U.S. District Court for the Northern District of Georgia.  The lawsuit alleges infringement on HCMC-owned patent(s) by the Philip Morris product known and marketed as “IQOS®”.  Philip Morris claims that it is currently approaching 14 million users of its IQOS® product and has reportedly invested over $3 billion in their smokeless tobacco products. On December 3, 2021, the District Court for the Northern District of Georgia effectively dismissed HCMC’s patent infringement action against Philip Morris USA, Inc. and Philip Morris Products S.A.  On December 14, 2021, the Company filed an appeal of the District Court for the Northern District of Georgia’s dismissal of the Company’s patent infringement action against Philip Morris USA, Inc. and Philip Morris Products S.A. HCMC believes the Georgia Court committed legal error by dismissing its complaint for patent infringement and by denying the Company’s motion to amend its pleading.

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

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations as of March 31, 2022. With respect to legal costs, we record such costs as incurred.

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

On February 02, 2022, the Company entered into a Second Amended and Restated Employment Agreement (the “Employment Agreement Amendment”) with the Company’s Chief Financial Officer, John Ollet.  Pursuant to the Employment Agreement Amendment, Mr. Ollet will continue to be employed as the Company’s Chief Financial Officer through February 14, 2025.  Mr. Ollet will receive a base salary of $0.3 million for 2022 and his salary will increase 10% in each subsequent calendar year.

Note 14. SUBSEQUENT EVENTS

On April 21, 2022, the Company assigned the lease and sold the inventory for its remaining retail vape store located at 15245 S Tamiami Trail, Fort Myers, FL 33908. The Company received a total of $10,000 as part of this transaction.

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

•	Mother Earth’s Storehouse, a two store organic and health food and vitamin chain in New York’s Hudson Valley, which has been in existence for over 40 years.
Through its wholly owned subsidiary, Healthy Choice Wellness, LLC, the Company operates:
•
Healthy Choice Wellness Center (Roslyn Heights, NY) a corporately owned IV therapy center offering multiple IV drip “cocktails” for clients to choose from. These cocktails are designed to help boost immunity, fight fatigue and stress, reduce inflammation, enhance weight loss, and efficiently deliver antioxidants and anti-aging mixes. Additionally, there are cocktails for health, beauty and re-hydration.

•
The Company also has a licensing agreement for a Healthy Choice Wellness Center at the Casbah Spa and Salon in Fort Lauderdale, FL, offering essentially the same services as the Roslyn Heights, NY location.

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

The Company incurred a loss from operations of approximately $1.4 million for the three months ended March 31, 2022. As of March 31, 2022, cash and cash equivalents totaled approximately $20.6 million. The Company expects to continue incurring losses for the foreseeable future and we anticipate that our current cash and cash equivalents to be generated from operations will be sufficient to cover our projected operating expenses for the foreseeable future. Management do not believe there are any substantial doubts about the Company’s ability to continue as a going concern within a year and a day from the issuance of these unaudited consolidated financial statements.

Factors Affecting Our Performance

We believe the following factors affect our performance:

Retail: We believe the operating performance of our retail stores will affect our revenue and financial performance. The Company has (1) a total of four retail vape stores and (2) four natural and organic groceries and dietary supplement stores located in Florida, as well as two located in New York. The Company has reduced the number of retail vape stores due to adverse industry trends and increasing federal and state regulations that, if implemented, may negatively impact future retail revenues.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 that is used in the following discussions of our results of operations:

	Three Months Ended March 31,		2021 to 2022
	2022	2021	Change $
SALES
Vapor sales, net	$249,563	$613,936	$(364,373)
Grocery sales, net	4,798,990	2,851,817	1,947,173
TOTAL SALES, NET	5,048,553	3,465,753	1,582,800

Cost of sales vapor	111,684	233,315	(121,631)
Cost of sales grocery	2,964,355	1,741,728	1,222,627
GROSS PROFIT	1,972,514	1,490,710	481,804

OPERATING EXPENSES
Selling, general and administrative	3,327,420	2,022,883	1,304,537
Total operating expenses	3,327,420	2,022,883	1,304,537
LOSS FROM OPERATIONS	(1,354,906)	(532,173)	(822,733)

OTHER INCOME (EXPENSE)
Gain on investment	3,514	26,126	(22,612)
Other income, net	16,874	-	16,874
Interest income (expense), net	16,603	(72,915)	89,518
Loss on debt settlements	-	(117,296)	117,296
Total other income (expense), net	36,991	(164,085)	201,076

NET LOSS	$(1,317,915)	$(696,258)	$(621,657)

Net vapor sales decreased approximately $0.4 million to $0.2 million for the three months ended March 31, 2022 as compared to $0.6 million for the same period in 2021. The decrease in sales is primarily due to a decrease in the number of stores open during the three months ended March 31, 2022 as compared to the same period in 2021.

Net grocery sales increased $1.9 million to $4.8 million for the three months ended March 31, 2022 as compared to $2.9 million for the same period in 2021. The increase in sales is primarily due to an increase in the number of stores as a result of the acquisition of Mother Earth's Storehouse in February 2022.

Vapor cost of goods sold for the three months ended March 31, 2022 and 2021 were $0.1 million and $0.2 million, respectively, a decrease of $0.1 million. The decrease is primarily due to decreases in sales and product costs during three months ended March 31, 2022 as compared to the same period in 2021. Gross profit was $0.1 million and $0.4 million for three months ended March 31, 2022 and 2021, respectively.

Grocery cost of goods sold for the three months ended March 31, 2022 and 2021 were $3.0 million and $1.7 million, respectively, an increase of $1.2 million. The increase is primarily due to an increase in the number of stores from the acquisition of Mother Earth's Storehouse during the three months ended March 31, 2022 as compared to the same period in 2021. Gross profit was $1.8 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively.

Total operating expenses increased $1.3 million to $3.3 million for the three months ended March 31, 2022 compared to $2.0 million for the same period in 2021. The increase is primarily attributable to an increase in professional fees of $0.4 million, payroll and employee related cost of $0.5 million, office and store expense of $0.2 million, occupancy costs of $0.1 million and depreciation and amortization of $0.1 million.

Net other income of $37,000 for the three months ended March 31, 2022 includes other income of $17,000, interest income of $17,000 and a gain on investment of $4,000. Net other expense of $164,000 for the three months ended March 31, 2021 includes a loss on debt settlements of $117,000, interest expense of $73,000, offset by a gain on investment of $26,000.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in)
Operating activities	$(679,629)	$(656,370)
Investing activities	(5,263,503)	(17,677)
Financing activities	34,558	3,064,741
	$(5,908,574)	$2,390,694

Our net cash used in operating activities of approximately $0.7 million for the three months ended March 31, 2022 resulted from a net loss of $1.3 million, offset by a non-cash adjustment of $0.4 million and a net cash provided of $0.2 million from changes in operating assets and liabilities. Our net cash used in operating activities of $0.7 million for the three months ended March 31, 2021 resulted from a net loss of $0.7 million and a net cash usage of $0.3 million from changes in operating assets and liabilities, offset by a non-cash adjustment of $0.4 million.

The net cash used in investing activities of $5.3 million for the three months ended March 31, 2022 resulted from the acquisition of Mother Earth's Storehouse, collection on a note receivable, and purchases of property and equipment. The net cash used in investing activities of $18,000 for the three months ended March 31, 2021 resulted from the collection of a note receivable, and purchases of patents and property and equipment.

The net cash provided by financing activities of $35,000 for the three months ended March 31, 2022 is due to proceeds received from the line of credit. The net cash provided by financing activities of $3.1 million for the three months ended March 31, 2021 is due to proceeds received from the Securities Purchase Agreement of $5.0 million, partially offset by a principal payment of $2.0 million on the line of credit.

At March 31, 2022 and December 31, 2021, we did not have any material financial guarantees or other contractual commitments with vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. Most of our cash and cash equivalents are concentrated in one financial institution and are generally in excess of the FDIC insurance limit. The Company has not experienced any losses on its cash and cash equivalents. The following table presents the Company’s cash position as of March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Cash	$20,587,830	$26,496,404
Total assets	$35,434,565	$34,443,487
Percentage of total assets	58.10%	76.93%

The Company reported a net loss of $1.3 million for the three months ended March 31, 2022. The Company also had positive working capital of $20.2 million. The Company expects to continue incurring losses for the foreseeable future and we do not believe there are any substantial doubts about the Company’s ability to continue as a going concern.

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

There have been no material changes to the Company’s critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the 2021 Annual Report, which we believe are the most critical to our business and the understanding of our results of operations and affect the more significant judgments and estimates that we use in the preparation of our condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, did not carry out an evaluation on internal controls as of March 31, 2022 in regard to the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. As an evaluation was not carried out, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of March 31, 2022 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Changes in Internal Control over Financial Reporting

Following this assessment and during the three months ended March 31, 2022, we have undertaken an action plan to strengthen internal controls and procedures:

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

Our management continues to review ways in which we can make improvements in internal control over financial reporting reporting and will further delineate milestones as they are achieved.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Two lawsuits were filed against the Company and its subsidiaries in connection with alleged claimed battery defects for an electronic cigarette device. Plaintiffs claim these batteries were sold by a store of the Company’s subsidiary and have sued for an undetermined amount of damages (other than a total of $0.4 million of medical costs). The initial complaints were filed between January 2019 and April 2019. We responded to the complaints in 2019 and we exchanged additional support information with the plaintiff for one of the lawsuits in 2021. Given the lack of information presented by the plaintiffs to date, the Company is unable to predict the outcome of these matters and, at this time, cannot reasonably estimate the possible loss or range of loss with respect to these legal proceedings.

On November 30, 2020, the Company filed a patent infringement lawsuit against Philip Morris USA, Inc. and Philip Morris Products S.A. in the U.S. District Court for the Northern District of Georgia.  The lawsuit alleges infringement on HCMC-owned patent(s) by the Philip Morris product known and marketed as “IQOS®”.  Philip Morris claims that it is currently approaching 14 million users of its IQOS® product and has reportedly invested over $3 billion in their smokeless tobacco products. On December 3, 2021, the District Court for the Northern District of Georgia effectively dismissed HCMC’s patent infringement action against Philip Morris USA, Inc. and Philip Morris Products S.A.  On December 14, 2021, the Company filed an appeal of the District Court for the Northern District of Georgia’s dismissal of the Company’s patent infringement action against Philip Morris USA, Inc. and Philip Morris Products S.A. HCMC believes the Georgia Court committed legal error by dismissing its complaint for patent infringement and by denying the Company’s motion to amend its pleading.

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

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations as of March 31, 2022. With respect to legal costs, we record such costs as incurred.

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

HEALTHIER CHOICES MANAGEMENT CORP.

Date: May 16, 2022	By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer

Date: May 16, 2022	By:	/s/ John Ollet
John Ollet
Chief Financial Officer