Form 10-Q
period 2022-06-30
Healthier Choices Management Corp.
filed 2022-08-01
CIK 844856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, there were 339,741,632,384 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,323,420	$26,496,404
Accounts receivable, net	30,638	28,481
Notes receivable	220,793	247,915
Inventories	2,441,277	1,521,199
Prepaid expenses and vendor deposits	244,171	456,397
Investment	28,457	23,143
TOTAL CURRENT ASSETS	22,288,756	28,773,539

Property and equipment, net of accumulated depreciation	1,554,576	176,988
Intangible assets, net of accumulated amortization	2,248,107	947,593
Goodwill	2,657,000	916,000
Right of use asset – operating lease, net	4,964,381	3,543,930
Other assets	119,378	85,437

TOTAL ASSETS	$33,832,198	$34,443,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,171,095	$1,642,848
Contract liabilities	56,105	23,178
Current portion of line of credit	453,232	418,036
Current portion of loan payment	2,134	2,604
Operating lease liability, current	563,300	437,328
TOTAL CURRENT LIABILITIES	3,245,866	2,523,994

Loan payable, net of current portion	-	815
Operating lease liability, net of current	4,016,105	2,685,021
TOTAL LIABILITIES	7,261,971	5,209,830

COMMITMENTS AND CONTINGENCIES (SEE NOTE 13)

STOCKHOLDERS’ EQUITY
Series D convertible preferred stock, $1,000 par value per share, 5,000 shares authorized; 800 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively; aggregate liquidation preference of $0.8 million	800,000	800,000
Common Stock, $0.0001 par value per share, 750,000,000,000 shares authorized; 339,741,632,384 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	33,974,163	33,974,163
Additional paid-in capital	30,855,824	30,855,824
Accumulated deficit	(39,059,760)	(36,396,330)
TOTAL STOCKHOLDERS’ EQUITY	26,570,227	29,233,657

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,832,198	$34,443,487

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
SALES
Vapor sales, net	$5,997	$590,980	$255,560	$1,204,916
Grocery sales, net	6,126,063	2,794,912	10,925,053	5,646,729
TOTAL SALES, NET	6,132,060	3,385,892	11,180,613	6,851,645

Cost of sales vapor	562	237,333	112,246	470,648
Cost of sales grocery	3,800,625	1,684,903	6,764,980	3,426,631
GROSS PROFIT	2,330,873	1,463,656	4,303,387	2,954,366

OPERATING EXPENSES	3,699,273	2,149,087	7,026,693	4,171,970

LOSS FROM OPERATIONS	(1,368,400)	(685,431)	(2,723,306)	(1,217,604)

OTHER INCOME (EXPENSE)
Gain (loss) on investment	1,800	(14,614)	5,314	11,511
Other income, net	6,175	-	23,049	-
Interest income (expense), net	14,910	(5,516)	31,513	(78,430)
Gain on debt extinguishment, net	-	885,226	-	767,930
Total other income (expense), net	22,885	865,096	59,876	701,011

NET (LOSS) INCOME	$(1,345,515)	$179,665	$(2,663,430)	$(516,593)

NET LOSS PER SHARE-BASIC AND DILUTED	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	339,741,632,384	311,961,992,554	339,741,632,384	277,914,474,082

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2022 and 2021
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – April 1, 2022	800	$800,000	339,741,632,384	$33,974,163	$30,855,824	$(37,714,245)	$27,915,742
Net loss	-	-	-	-	-	(1,345,515)	(1,345,515)
Balance – June 30, 2022	800	$800,000	339,741,632,384	$33,974,163	$30,855,824	$(39,059,760)	$26,570,227

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – April 1, 2021	5,000	$5,000,000	307,726,082,074	$30,772,608	$5,330,562	$(33,055,129)	$8,048,041
Stock options exercised	-	-	1,500,000,000	150,000	-	-	150,000
Issuance of common stock in connection with the Rights Offering, net of offering expenses	-	-	27,046,800,310	2,704,680	20,873,978	-	23,578,658
Cancellation of awarded stock for officers	-	-	(3,025,000,000)	(302,500)	302,500	-	-
Cancellation of awarded stock for board member	-	-	(68,750,000)	(6,875)	6,875	-	-
Stock-based compensation expense	-	-	-	-	32,500	-	32,500
Net income	-	-	-	-	-	179,665	179,665
Balance – June 30, 2021	5,000	$5,000,000	333,179,132,384	$33,317,913	$26,546,415	$(32,875,464)	$31,988,864

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2022	800	$800,000	339,741,632,384	$33,974,163	$30,855,824	$(36,396,330)	$29,233,657
Net loss	-	-	-	-	-	(2,663,430)	(2,663,430)
Balance – June 30, 2022	800	$800,000	339,741,632,384	$33,974,163	$30,855,824	$(39,059,760)	$26,570,227

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2021	16,277	$16,277,116	143,840,848,017	$14,384,084	$3,955,039	$(32,358,871)	$2,257,368
Series C Preferred stock exercised	(16,277)	(16,277,116)	162,771,153,001	16,277,116	-	-	-
Stock options exercised	-	-	2,275,000,000	227,500	-	-	227,500
Stock-based compensation expense	-	-	-	-	34,375	-	34,375
Issuance of Series D Convertible Preferred stock in connection with the Securities Purchase Agreement	5,000	5,000,000	-	-	-	-	5,000,000
Issuance of common stock	-	-	1,182,831,056	118,283	1,289,273	-	1,407,556
Issuance of common stock in connection with the Rights Offering, net of offering cost	-	-	27,046,800,310	2,704,680	20,873,978	-	23,578,658
Issuance of awarded stock for officers and board member	-	-	2,250,000,000	225,000	(225,000)	-	-
Cancellation of awarded stock for officers and board member	-	-	(6,187,500,000)	(618,750)	618,750	-	-
Net loss	-	-	-	-	-	(516,593)	(516,593)
Balance – June 30, 2021	5,000	$5,000,000	333,179,132,384	$33,317,913	$26,546,415	$(32,875,464)	$31,988,864

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(2,663,430)	$(516,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	422,078	261,571
Gain on investment	(5,314)	(11,511)
Amortization of right-of-use asset	377,216	265,601
(Gain) on debt settlement	-	(767,930)
Accrued interest on loan	-	60,809
Write-down of obsolete and slow-moving inventory	73,640	-
Stock-based compensation expense	-	34,375

Changes in operating assets and liabilities:
Accounts receivable	(2,157)	(30,062)
Inventories	(189,138)	(157,613)
Prepaid expenses and vendor deposits	212,226	17,573
Other assets	(33,941)	3,662
Accounts payable and accrued expenses	528,247	(370,577)
Contract liabilities	(249,700)	(2,267)
Lease liability	(340,611)	(230,547)
NET CASH USED IN OPERATING ACTIVITIES	(1,870,884)	(1,443,509)

INVESTING ACTIVITIES
Acquisition of Mother Earth's Storehouse	(5,150,000)	-
Collection of note receivable	27,122	27,696
Purchases of property and equipment	(213,133)	(41,965)
NET CASH USED IN INVESTING ACTIVITIES	(5,336,011)	(14,269)

FINANCING ACTIVITIES
Proceeds from line of credit	35,196	-
Principal payments on loan payable	(1,285)	(184,970)
Principal payment on the line of credit	-	(2,000,000)
Proceeds from Rights Offering	-	24,828,657
Proceeds from loan and security agreement	-	5,000,000
Proceeds from exercise of stock options	-	227,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	33,911	27,871,187

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENT AND RESTRICTED CASH	(7,172,984)	26,413,409
CASH, CASH EQUIVALENTS AND RESTRICTED CASH— BEGINNING OF PERIOD	26,496,404	2,925,475
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — END OF PERIOD	$19,323,420	$29,338,884

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$2,910	$26,115

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock	$-	$1,290,260
Lease acquired	$1,797,667	$-

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. ORGANIZATION

Organization

Healthier Choices Management Corp. (the “Company”) is a holding company focused on providing consumers with healthier daily choices with respect to nutrition and other lifestyle alternatives. The Company operates Ada’s Natural Market, a natural and organic grocery store, through its wholly owned subsidiary Healthy Choice Markets, Inc. Ada’s Natural Market and Paradise Health and Nutrition offers fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products and natural household items. The Company also sells vitamins and supplements on the Amazon.com marketplace through its wholly owned subsidiary Healthy U Wholesale, Inc. The Company also operates HCMC Intellectual Property Holdings, LLC, a wholly owned subsidiary formed to hold, market and expand on its current intellectual property assets. The Company markets the Q-Cup™ technology under the vape segment; this patented technology is based on a small, quartz cup called the Q-Cup™, which a customer partially fills with concentrate (approximately 50mg) purchased from a third party. The Q-Cup™ is then inserted into the Q-Cup™ Tank or Globe, which heats the cup from the outside without coming in direct contact with the solid concentrate. This Q-Cup™ technology provides significantly more efficiency and an “on the go” solution for consumers who prefer to vape concentrates either medicinally or recreationally. The Company acquired substantially all of the assets of Mother Earth’s Storehouse on February 9, 2022, which operates a two store organic and health food and vitamin chain in New York’s Hudson Valley, a business that has been operating for over 40 years. The Company expanded its operation into the Health & Wellness segment in November 2021. HCMC acquired substantially all of the assets of EIR Hydration, an IV therapy center located in Roslyn Heights, NY. The Company also has a licensing agreement for a Healthy Choice Wellness Center at the Casbah Spa and Salon in Fort Lauderdale, FL. The activities in the Wellness centers are currently reported under the Grocery segment due to its deminimus nature. From December 2021 through April 2022, the Company either closed its vape stores or sold substantially all of the assets of such stores. This will allow the Company to focus on developing wholesale business and sales through online platform.

COVID-19 Management Update

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020 and has negatively impacted the U.S. and global economies, disrupted global supply chains and, mandated closures and stay-at-home orders and created significant disruptions of the global financial markets. The Company adjusted certain aspects of the operations to protect their employees and customers while still meeting customers’ needs. While to date the Company has not been required to close any of its grocery stores, the Company is currently operating under regular hours and we are expecting COVID-19 to have a long-term beneficial impact to the future financial results of the grocery segment. The Company continues to monitor the impact of the COVID-19 outbreak closely.  The extent to which the COVID-19 outbreak will impact our operations is manageable, and there is no imminent risk on business continuity and future operations.

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

Note 3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The Company has made estimates and judgments affecting the amounts reported in the Company’s condensed consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from the Company’s estimates. The condensed consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022. The condensed consolidated balance sheet as of December 31, 2021 was derived from the Company’s audited 2021 financial statements contained in the above referenced Form 10-K. Results of the six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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

A summary of the financial institutions that had a cash and cash equivalents in excess of FDIC limits of $250,000 on June 30, 2022 and December 31, 2021 is presented below:

	June 30, 2022	December 31, 2021
Total cash, cash equivalents and restricted cash in excess of FDIC limits of $250,000	$18,688,069	$26,023,593

The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests, as deposits are held in excess of federally insured limits. The Company’s cash equivalent at June 30, 2022 and December 31, 2021, respectively, was a money market account. The Company has not experienced any losses in such account.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Vapor	$5,997	$590,980	$255,560	$1,204,916
Grocery	6,126,063	2,794,912	10,925,053	5,646,729
Total revenue	$6,132,060	$3,385,892	$11,180,613	$6,851,645

Retail Vapor	$5,997	$590,980	$255,560	$1,204,875
Retail Grocery	5,478,523	2,430,530	9,756,535	4,963,330
Food service/restaurant	643,760	305,566	1,158,846	602,849
Online/eCommerce	3,780	56,259	9,672	69,975
Wholesale Grocery	-	2,557	-	10,575
Wholesale Vapor	-	-	-	41
Total revenue	$6,132,060	$3,385,892	$11,180,613	$6,851,645

Note 6. NOTES RECEIVABLE AND OTHER INCOME

On September 6, 2018, the Company entered into a secured, 36-month promissory note (the “Note”) with VPR Brands L.P. for $582,260. The Note bears an interest rate of 7.00%, which payments thereunder are $4,141 weekly. The Company records all proceeds related to the interest of the Note as interest income as proceeds are received.

On August 31, 2021, the Company amended and restated the Secured Promissory Note (the "Amended Note") with VPRB Brands L.P. for the outstanding balance in the note of $268,126. The Amended Note bears an interest rate of 7.00%, which payments thereunder are $1,500 weekly, with such payments commencing as of September 3, 2021. The Amended Note has a balloon payment of $216,071 for all remaining accrued interest and principal balance due in the final week of the 1-year extension of the Note.

A summary of the Note as of June 30, 2022 and December 31, 2021 is presented below:

Description	June 30, 2022	December 31, 2021
Promissory Note	$220,793	$247,915

Note 7. ACQUISITION OF MOTHER EARTH’S STOREHOUSE, INC.

On February 9, 2022, the Company through its wholly owned subsidiary, Healthy Choice Markets 3, LLC, entered into an Asset Purchase Agreement with Mother Earth’s Storehouse Inc. (“HCM3”) and its shareholders. Pursuant to the Purchase Agreement, HCM3 acquired certain assets and assumed certain liabilities related to Mother Earth’s grocery stores in Kingston and Saugerties, New York. The Company intends to continue to operate the grocery stores under their existing name. The cash purchase price under the Asset Purchase Agreement was $4,472,500, with an additional $677,500 paid for inventory at closing. In addition, the Company assumed a lease obligation for the Kingston, NY store and entered into an employment agreement with the store manager.

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

The following table summarizes the approximate purchase price allocation based on estimated fair values of the net assets acquired at the acquisition date:

Purchase Consideration
Cash Consideration paid	$5,150,000

Purchase price allocation
Inventory	805,000
Property and equipment	1,278,000
Intangible assets	1,609,000
Right of use asset - operating lease	1,797,667
Other liabilities	(283,000)
Operating lease liability	(1,797,667)
Goodwill	1,741,000
Net assets acquired	$5,150,000

Finite-lived intangible assets
Trade Names/Trademarks	$513,000
Customer Relationships	683,000
Non-Compete Agreement	413,000
Total intangible assets	$1,609,000

Note 8. PROPERTY & EQUIPMENT
Property and equipment consist of the following:
	June 30, 2022	December 31, 2021
Displays	$305,558	$305,558
Building	575,000	-
Furniture and fixtures	307,822	246,496
Leasehold improvements	727,469	136,504
Computer hardware & equipment	133,059	151,924
Other	311,294	315,788
	2,360,202	1,156,270
Less: accumulated depreciation and amortization	(805,626)	(979,282)
Total property and equipment	$1,554,576	$176,988

The Company incurred approximately $63,656 and $27,951 of depreciation expense for the three months ended June 30, 2022 and 2021, and $113,592 and $66,525 of depreciation expense for the six months ended June 30, 2022 and 2021, respectively.

The Company closed all vape stores in Q2 2022, and disposed all vape stores' furniture and fixtures, computer and equipment, and leasehold improvements. Total gross carrying amount of $287,431 and total accumulated depreciation of $287,247 were reduced from the consolidated balance sheet.

Note 9. INTANGIBLE ASSETS

Intangible assets, net are as follows:

June 30, 2022	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names / Trademarks	8-10 years	$1,436,000	$(610,818)	$825,182
Customer relationships	4-5 years	1,566,000	(836,128)	729,872
Patents	10 years	372,165	(140,841)	231,324
Non-compete	4-5 years	651,000	(197,813)	453,187
Website	4 years	10,000	(1,458)	8,542
Intangible assets, net		$4,035,165	$(1,787,058)	$2,248,107

December 31, 2021	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names / Trademarks	8-10 years	$923,000	(536,661)	$386,339
Customer relationships	4-5 years	883,000	(685,823)	197,177
Patents	10 years	372,165	(122,233)	249,932
Non-compete	4 years	238,000	(133,646)	104,354
Website	4 years	10,000	(209)	9,791
Intangible assets, net		$2,426,165	$(1,478,572)	$947,593

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense was approximately  $165,100 and $97,023 for the three months ended June 30, 2022 and 2021, and $308,486 and $195,046 for the six months ended June 30, 2022 and 2021, respectively. Future annual estimated amortization expense is as follows:

Years ending December 31,
2022 (remaining six months)	$319,814
2023	411,149
2024	411,149
2025	404,107
2026	309,214
Thereafter	392,674
Total	$2,248,107

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

A summary of the net changes in contract liabilities activity at June 30, 2022 and December 31, 2021 is presented below:

	June 30, 2022	December 31, 2021
Beginning balance as January 1,	$23,178	$21,262
Issued	558,859	39,469
Redeemed	(525,621)	(37,463)
Breakage recognized	(311)	(90)
Ending balance	$56,105	$23,178

Note 11. DEBT

The following table provides a breakdown of the Company's debt as of June 30, 2022 and December 31, 2021 is presented below:

_	June 30, 2022	December 31, 2021
Line of Credit	$453,232	$418,036
Other debt	2,134	3,419
Total debt	$455,366	421,455

Note 12. STOCKHOLDERS’ EQUITY

Rights Offering

On June 18, 2021, the Company issued 27,046,800,310 shares of common stock in connection with the Rights Offering at a subscription price of $0.0010 per share, generating gross proceeds of $27.0 million. The Company incurred direct financing related costs of $2.7 million in connection with the offering resulting in net proceeds to the Company of $24.3 million.

Exchange Agreement

On March 29, 2021, the Company entered into exchange agreements with the holders of indebtedness pursuant to the $2.7 million Loan and Security Agreement (the "Credit Agreement"). Pursuant to the Credit Agreement with the holders of the Company’s indebtedness (the “Notes”) in an aggregate amount of $1.3 million exchanged the Notes for 1,172,964,218 shares at a conversion price of $0.0011 (the "Exchange"). The Notes were issued pursuant to the Credit Agreement dated as of August 18, 2020, among The Vape Store, Inc., the Company, Healthy Choice Markets, Inc., Sabby Healthcare Master Fund, Ltd., and Sabby Volatility Warrant Master Fund, Ltd.  In connection with the Exchange, the Credit Agreement and all related loan documents was terminated and the Holder’s on the assets of the Company and its subsidiaries was cancelled.  The Company recognized a loss on debt extinguishment of $0.1 million.

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

Stock Options

In the six months ended June 30, 2022, no stock options of the Company were exercised into common stock; in comparison to the six months ended June 30, 2021, where 2,275,000,000 stock options of the Company were exercised into common stock. During the three months ended June 30, 2022 and 2021, the Company recognized stock-based compensation of $0 and $32,500, respectively. Stock based compensation is included as part of selling, general and administrative expense in the accompanying consolidated statements of operations.

Income (Loss) Per Share

The following table summarizes the Company’s securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	As of June 30,
	2022	2021
Preferred stock	1,250,000,000	2,083,000,000
Stock options	67,587,000,000	67,587,000,000
Total	68,837,000,000	69,670,000,000

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

On November 30, 2020, the Company filed a patent infringement lawsuit against Philip Morris USA, Inc. and Philip Morris Products S.A. in the U.S. District Court for the Northern District of Georgia.  The lawsuit alleges infringement on HCMC-owned patent(s) by the Philip Morris product known and marketed as “IQOS®”.  Philip Morris claims that it is currently approaching 14 million users of its IQOS® product and has reportedly invested over $3 billion in their smokeless tobacco products. On December 3, 2021, the District Court for the Northern District of Georgia effectively dismissed HCMC’s patent infringement action against Philip Morris USA, Inc. and Philip Morris Products S.A.  On December 14, 2021, the Company filed a notice of appeal of the District Court for the Northern District of Georgia’s dismissal of the Company’s patent infringement action against Philip Morris USA, Inc. and Philip Morris Products S.A. The appeal brief was filed on February 28, 2022.

On December 31, 2021, the District Court for the Northern District of Georgia effectively dismissed HCMC’s patent infringement action against Philip Morris USA, Inc. and Philip Morris Products S.A. In connection with such dismissal, the defendants sought to recover attorney’s fees from the Plaintiff. On February 22, 2022, the District Court for the Northern District of Georgia granted the defendant’s an award of approximately $575,000 in attorneys’ fees to be paid by the Company. The Company has fully provisioned this amount as of December 31, 2021. HCMC appealed this ruling on June 22, 2022.

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations as of June 30, 2022. With respect to legal costs, we record such costs as incurred.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONDENSED CONSOLIDATED OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements. The terms “we,” “us,” “our,” and the “Company” refer to Healthier Choices Management Corp. and its wholly-owned subsidiaries, Healthy Choice Markets, Inc., Healthy Choice Markets 2, LLC (“Paradise Health and Nutrition”), Healthy Choice Markets 3, LLC (“Mother Earth’s Storehouse”), Healthy Choices Markets 3 Real Estate LLC, HCMC Intellectual Property Holdings, LLC, Healthy Choice Wellness, LLC, The Vitamin Store, LLC, Healthy U Wholesale, Inc., The Vape Store, Inc. (“Vape Store”). All intercompany accounts and transactions have been eliminated in consolidation.

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

The Company incurred a loss from operations of approximately $2.7 million for the six months ended June 30, 2022. As of June 30, 2022, cash and cash equivalents totaled approximately $19.3 million. The Company expects to continue incurring losses for the foreseeable future but we anticipate that our current cash and cash equivalents and additional cash to be generated from operations will be sufficient to cover our projected operating expenses for the foreseeable future. Management does not believe there are any substantial doubts about the Company’s ability to continue as a going concern within a year and a day from the issuance of these unaudited consolidated financial statements.

Factors Affecting Our Performance

We believe the following factors affect our performance:

Retail: We believe the operating performance of our retail stores will affect our revenue and financial performance. The Company has four natural and organic groceries and dietary supplement stores located in Florida, as well as two located in New York. As of April 2022, the Company assigned the lease of its remaining retail vape store due to adverse industry trends and increasing federal and state regulations that, if implemented, may negatively impact future retail revenues. All of the Company's other vape stores had been either closed or had its assets sold from December 2021 to April 2022. This will allow the Company to focus on developing wholesale business and sales through online platform.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated Statements of Operations for the three months ended June 30, 2022 and 2021 that is used in the following discussions of our results of operations:

	Three Months Ended June 30,		2022 to 2021
	2022	2021	Change $
SALES
Vapor sales, net	$5,997	$590,980	$(584,983)
Grocery sales, net	6,126,063	2,794,912	3,331,151
TOTAL SALES, NET	6,132,060	3,385,892	2,746,168

Cost of sales vapor	562	237,333	(236,771)
Cost of sales grocery	3,800,625	1,684,903	2,115,722
GROSS PROFIT	2,330,873	1,463,656	867,217

OPERATING EXPENSES
Selling, general and administrative	3,699,273	2,149,087	1,550,186
LOSS FROM OPERATIONS	(1,368,400)	(685,431)	(682,969)

OTHER INCOME (EXPENSE)
Gain (loss) on investment	1,800	(14,614)	16,414
Other income, net	6,175	-	6,175
Interest income (expense), net	14,910	(5,516)	20,426
Gain on debt settlements	-	885,226	(885,226)
Total other income (expense), net	22,885	865,096	(842,211)

NET (LOSS) INCOME	$(1,345,515)	$179,665	$(1,525,180)

Net vapor sales decreased approximately $0.6 million to $6.0 thousand for the three months ended June 30, 2022 as compared to $0.6 million for the same period in 2021. The decrease in sales is primarily due to closing the remaining retail vape stores during the three months ended June 30, 2022 as compared to the same period in 2021.

Net grocery sales increased $3.3 million to $6.1 million for the three months ended June 30, 2022 as compared to $2.8 million for the same period in 2021. The increase in sales is primarily due to an increase in the number of stores as a result of the acquisition of Mother Earth's Storehouse in February 2022.

Vapor cost of goods sold for the three months ended June 30, 2022 and 2021 were $1.0 thousand and $0.2 million, respectively, a decrease of $0.2 million. The decrease is primarily due to the closing the remaining retail vape stores during three months ended June 30, 2022 as compared to the same period in 2021. Gross profit was $5.0 thousand and $0.4 million for three months ended June 30, 2022 and 2021, respectively. Closing retail vape stores will allow the Company focus on developing wholesale business and online platform.

Grocery cost of goods sold for the three months ended June 30, 2022 and 2021 were $3.8 million and $1.7 million, respectively, an increase of $2.1 million. The increase is primarily due to an increase in the number of stores from the acquisition of Mother Earth's Storehouse during the three months ended June 30, 2022 as compared to the same period in 2021. Gross profit was $2.3 million and $1.1 million for the three months ended June 30, 2022 and 2021, respectively.

Total operating expenses increased $1.6 million to $3.7 million for the three months ended June 30, 2022 compared to $2.1 million for the same period in 2021. The increase is primarily attributable to increases in professional fees of $0.6 million, payroll and employee related cost of $0.7 million, office and store expense of $0.2 million and occupancy costs of $0.1 million.

Net other income of $23,000 for the three months ended June 30, 2022 includes other income of $6,000, interest income of $15,000 and a gain on investment of $2,000. Net other income of $865,000 for the three months ended June 30, 2021 includes a gain on debt settlements of $885,000, interest expense of $6,000, offset by a loss on investment of $15,000.

The following table sets forth our unaudited consolidated Statements of Operations for the six months ended June 30, 2022 and 2021 that is used in the following discussions of our results of operations:

	Six Months Ended June 30,		2022 to 2021
	2022	2021	Change $
SALES
Vapor sales, net	$255,560	$1,204,916	$(949,356)
Grocery sales, net	10,925,053	5,646,729	5,278,324
TOTAL SALES, NET	11,180,613	6,851,645	4,328,968

Cost of sales vapor	112,246	470,648	(358,402)
Cost of sales grocery	6,764,980	3,426,631	3,338,349
GROSS PROFIT	4,303,387	2,954,366	1,349,021

OPERATING EXPENSES
Selling, general and administrative	7,026,693	4,171,970	2,854,723
LOSS FROM OPERATIONS	(2,723,306)	(1,217,604)	(1,505,702)

OTHER INCOME (EXPENSE)
Gain on investment	5,314	11,511	(6,197)
Other income	23,049	-	23,049
Interest income (expense), net	31,513	(78,430)	109,943
Gain on extinguishment of debt, net	-	767,930	(767,930)
Total other income (expense), net	59,876	701,011	(641,135)

NET LOSS	$(2,663,430)	$(516,593)	$(2,146,837)

Net Vapor sales decreased $0.9 million to $0.3 million for the six months ended June 30, 2022 as compared to $1.2 million for the same period in 2021. The decrease in sales is primarily due to closing the remaining retail vape stores during the six months ended June 30, 2022 as compared to the same period in 2021.

Net Grocery sales increased $5.3 million to $10.9 million for the six months ended June 30, 2022 as compared to $5.6 million for the same period in 2021. The increase in sales is primarily due to acquisition of Mother Earth's Storehouse in February 2022.

Vapor cost of goods sold for the six months ended June 30, 2022 and 2021 were $0.1 million and $0.5 million, respectively, a decrease of $0.4 million. The decrease is primarily due to closing retail stores. Gross profit was $0.1 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively. Closing retail vape stores will allow the Company focus on developing wholesale  business and online platform.

Grocery cost of goods sold for the six months ended June 30, 2022 and 2021 were $6.8 million and $3.4 million, respectively, an increase of $3.3 million. The increase is primarily due to acquisition of Mother Earth's Storehouse in February 2022. Gross profit was $4.2 million and $2.2 million for the six months ended June 30, 2021 and 2021, respectively.

Total operating expenses increased $2.9 million to $7.0 million for the six months ended June 30, 2022 compared to $4.2 million for the same period in 2021. The increase is primarily attributable to increases in the professional fees of $1.0 million, office and store expenses of $0.2 million, payroll and employee related cost of $1.2 million, depreciation and amortization expenses of $161,000, meals, travel and entertainment of $32,000, insurance of $26,000, and occupancy of $148,000, offset by a decrease in stock compensation of $34,000.

Net other income of $0.1 million for the six months ended June 30, 2022 includes a gain on investment of $5,000, other income of $23,000,  and an interest income of $32,000. Net other income of $0.7 million for the six months ended June 30, 2021 includes a gain on debt settlement of $768,000, a gain on investment of $12,000, and interest expense of $78,000.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in)
Operating activities	$(1,870,884)	$(1,443,509)
Investing activities	(5,336,011)	(14,269)
Financing activities	33,911	27,871,187
	$(7,172,984)	$26,413,409

Our net cash used in operating activities of approximately $1.9 million for the six months ended June 30, 2022 resulted from a net loss of $2.7 million, offset by a non-cash adjustment of $0.9 million and a net cash provided of $0.1 million from changes in operating assets and liabilities. Our net cash used in operating activities of $1.4 million for the six months ended June 30, 2021 resulted from a net loss of $0.5 million and a net cash usage of $0.8 million from changes in operating assets and liabilities, offset by a non-cash adjustment of $0.2 million.

The net cash used in investing activities of $5.3 million for the six months ended June 30, 2022 resulted from the acquisition of Mother Earth's Storehouse, collection on a note receivable, and purchases of property and equipment. The net cash used in investing activities of $14,000 for the six months ended June 30, 2021 resulted from the collection of a note receivable, and purchases of property and equipment.

The net cash provided by financing activities of $34,000 for the six months ended June 30, 2022 is due to proceeds received from the line of credit. The net cash provided by financing activities of $27.9 million for the six months ended June 30, 2021 is due to proceeds received from the stock rights offering, partially offset by a principal payment of $2.0 million on the line of credit.

At June 30, 2022 and December 31, 2021, we did not have any material financial guarantees or other contractual commitments with vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. Most of our cash and cash equivalents are concentrated in one financial institution and are generally in excess of the FDIC insurance limit. The Company has not experienced any losses on its cash and cash equivalents. The following table presents the Company’s cash position as of June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
Cash	$19,323,420	$26,496,404
Total assets	$33,832,198	$34,443,487
Percentage of total assets	57.12%	76.93%

The Company reported a net loss of $2.7 million for the six months ended June 30, 2022. The Company also had positive working capital of $19.0 million. The Company expects to continue incurring losses for the foreseeable future but we do not believe there are any substantial doubts about the Company’s ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, did not carry out an evaluation on internal controls as of June 30, 2022 in regard to the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. As an evaluation was not carried out, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of June 30, 2022 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Changes in Internal Control over Financial Reporting

Following this assessment and during the three months ended June 30, 2022, we have undertaken an action plan to strengthen internal controls and procedures:

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

On November 30, 2020, the Company filed a patent infringement lawsuit against Philip Morris USA, Inc. and Philip Morris Products S.A. in the U.S. District Court for the Northern District of Georgia.  The lawsuit alleges infringement on HCMC-owned patent(s) by the Philip Morris product known and marketed as “IQOS®”.  Philip Morris claims that it is currently approaching 14 million users of its IQOS® product and has reportedly invested over $3 billion in their smokeless tobacco products. On December 3, 2021, the District Court for the Northern District of Georgia effectively dismissed HCMC’s patent infringement action against Philip Morris USA, Inc. and Philip Morris Products S.A.  On December 14, 2021, the Company filed a notice of appeal of the District Court for the Northern District of Georgia’s dismissal of the Company’s patent infringement action against Philip Morris USA, Inc. and Philip Morris Products S.A. The appeal brief was filed on February 28, 2022.

On December 31, 2021, the District Court for the Northern District of Georgia effectively dismissed HCMC’s patent infringement action against Philip Morris USA, Inc. and Philip Morris Products S.A. In connection with such dismissal, the defendants sought to recover attorney’s fees from the Plaintiff. On February 22, 2022, the District Court for the Northern District of Georgia granted the defendant’s an award of approximately $575,000 in attorneys’ fees to be paid by the Company. The Company has fully provisioned this amount as of December 31, 2021. HCMC appealed this ruling on June 22, 2022.

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations as of June 30, 2022. With respect to legal costs, we record such costs as incurred.

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

HEALTHIER CHOICES MANAGEMENT CORP.

Date: August 1, 2022	By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer

Date: August 1, 2022	By:	/s/ John Ollet
John Ollet
Chief Financial Officer