Form 10-Q
period 2022-09-30
Healthier Choices Management Corp.
filed 2022-11-14
CIK 844856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, there were 339,741,632,384 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$30,009,173	$26,496,404
Accounts receivable, net	53,439	28,481
Notes receivable	205,262	247,915
Inventories	2,401,903	1,521,199
Prepaid expenses and vendor deposits	295,823	456,397
Investment	17,143	23,143
Restricted cash	1,325,000	-
TOTAL CURRENT ASSETS	34,307,743	28,773,539

Property and equipment, net of accumulated depreciation	1,528,300	176,988
Intangible assets, net of accumulated amortization	2,083,007	947,593
Goodwill	2,657,000	916,000
Right of use asset – operating lease, net	4,785,871	3,543,930
Other assets	108,565	85,437

TOTAL ASSETS	$45,470,486	$34,443,487

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,203,384	$1,642,848
Contract liabilities	57,283	23,178
Current portion of line of credit	453,232	418,036
Current portion of loan payment	1,479	2,604
Operating lease liability, current	534,493	437,328
TOTAL CURRENT LIABILITIES	4,249,871	2,523,994

Loan payable, net of current portion	-	815
Operating lease liability, net of current	3,885,543	2,685,021
TOTAL LIABILITIES	8,135,414	5,209,830

COMMITMENTS AND CONTINGENCIES (SEE NOTE 13)

CONVERTIBLE PREFERRED STOCK
Series E convertible preferred stock, $1,000 par value per share, 14,722 and 0 shares authorized, issued and outstanding as of September 30, 2022 and December 31, 2021, respectively; aggregate liquidation preference of $14.7 million	14,722,075	-
STOCKHOLDERS’ EQUITY
Series D convertible preferred stock, $1,000 par value per share, 5,000 shares authorized; 800 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively; aggregate liquidation preference of $0.8 million	800,000	800,000
Common Stock, $0.0001 par value per share, 750,000,000,000 shares authorized; 339,741,632,384 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	33,974,163	33,974,163
Additional paid-in capital	28,973,580	30,855,824
Accumulated deficit	(41,134,746)	(36,396,330)
TOTAL STOCKHOLDERS’ EQUITY	22,612,997	29,233,657

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$45,470,486	$34,443,487

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
SALES
Vapor sales, net	$1,187	$466,181	$256,747	$1,671,098
Grocery sales, net	5,775,543	2,803,327	16,700,596	8,450,055
TOTAL SALES, NET	5,776,730	3,269,508	16,957,343	10,121,153

Cost of sales vapor	364	186,522	112,610	657,171
Cost of sales grocery	3,909,190	1,706,597	10,674,170	5,133,228
GROSS PROFIT	1,867,176	1,376,389	6,170,563	4,330,754

OPERATING EXPENSES	3,985,377	2,427,256	11,012,070	6,599,224

LOSS FROM OPERATIONS	(2,118,201)	(1,050,867)	(4,841,507)	(2,268,470)

OTHER INCOME (EXPENSE)
Loss (gain) on investment	(11,314)	(557)	(6,000)	10,954
Other income, net	4,327	-	27,376	-
Interest income (expense), net	50,202	1,543	81,715	(76,888)
Gain on debt extinguishment, net	-	-	-	767,930
Total other income (expense), net	43,215	986	103,091	701,996

NET LOSS	$(2,074,986)	$(1,049,881)	$(4,738,416)	$(1,566,474)

NET LOSS PER SHARE-BASIC AND DILUTED	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	339,741,632,384	336,603,045,428	339,741,632,384	297,439,560,396

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 and 2021
(Unaudited)
	Series E Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – July 1, 2022	-	$-	800	$800,000	339,741,632,384	$33,974,163	$30,855,824	$(39,059,760)	$26,570,227
Issuance of Series E Convertible Preferred stock in connection with the Securities Purchase Agreement, net of offering costs	14,722	14,722,075	-	-	-	-	(1,882,244)	-	(1,882,244)
Net loss	-	-	-	-	-	-	-	(2,074,986)	(2,074,986)
Balance – September 30, 2022	14,722	$14,722,075	800	$800,000	339,741,632,384	$33,974,163	$28,973,580	$(41,134,746)	$22,612,997

	Series E Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – July 1, 2021	-	-	5,000	$5,000,000	333,179,132,384	$33,317,913	$26,546,415	$(32,875,464)	$31,988,864
Series D Convertible Preferred Stock exercised	-	-	(4,200)	(4,200,000)	6,562,500,000	656,250	3,543,750	-	-
Issuance of common stock in connection with the Rights Offering, net of offering expenses	-	-	-	-	-	-	765,659	-	765,659
Net loss	-	-	-	-	-	-	-	(1,049,881)	(1,049,881)
Balance – September 30, 2021	-	-	800	$800,000	339,741,632,384	$33,974,163	$30,855,824	$(33,925,345)	$31,704,642

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(UNAUDITED)

	Series E Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2022	-	$-	800	$800,000	339,741,632,384	$33,974,163	$30,855,824	$(36,396,330)	$29,233,657
Issuance of Series E Convertible Preferred stock in connection with the Securities Purchase Agreement, net of offering costs	14,722	14,722,075	-	-	-	-	(1,882,244)	-	(1,882,244)
Net loss	-	-	-	-	-	-	-	(4,738,416)	(4,738,416)
Balance – September 30, 2022	14,722	$14,722,075	800	$800,000	339,741,632,384	$33,974,163	$28,973,580	$(41,134,746)	$22,612,997

	Series E Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2021	-	$-	16,277	$16,277,116	143,840,848,017	$14,384,084	$3,955,039	$(32,358,871)	$2,257,368
Series C Preferred stock exercised	-	-	(16,277)	(16,277,116)	162,771,153,001	16,277,116	-	-	-
Stock options exercised	-	-	-	-	2,275,000,000	227,500	-	-	227,500
Stock-based compensation expense	-	-	-	-	-	-	34,375	-	34,375
Issuance of Series D Convertible Preferred stock in connection with the Securities Purchase Agreement	-	-	5,000	5,000,000	-	-	-	-	5,000,000
Series D Convertible Preferred Stock exercised	-	-	(4,200)	(4,200,000)	6,562,500,000	656,250	3,543,750	-	-
Issuance of common stock	-	-	-	-	1,182,831,056	118,283	1,289,273	-	1,407,556
Issuance of common stock in connection with the Rights Offering, net of offering cost	-	-	-	-	27,046,800,310	2,704,680	21,639,637	-	24,344,317
Issuance of awarded stock for officers and board member	-	-	-	-	2,250,000,000	225,000	(225,000)	-	-
Cancellation of awarded stock for officers and board member	-	-	-	-	(6,187,500,000)	(618,750)	618,750	-	-
Net loss	-	-	-	-	-	-	-	(1,566,474)	(1,566,474)
Balance – September 30, 2021	-	$-	800	$800,000	339,741,632,384	$33,974,163	$30,855,824	$(33,925,345)	$31,704,642

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(4,738,416)	$(1,566,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	652,162	379,536
Gain (loss) on investment	6,000	(10,954)
Amortization of right-of-use asset	555,726	400,334
Write-down of obsolete and slow moving inventory	533,343	265,635
Gain on debt settlement	-	(767,930)
Accrued interest on loan	-	60,809
Stock-based compensation expense	-	34,375

Changes in operating assets and liabilities:
Accounts receivable	(24,958)	(34,465)
Inventories	(609,468)	(460,232)
Prepaid expenses and vendor deposits	160,574	(11,779)
Other assets	(23,128)	4,162
Accounts payable and accrued expenses	1,560,536	11,405
Contract liabilities	(248,522)	(145)
Lease liability	(499,980)	(348,424)
NET CASH USED IN OPERATING ACTIVITIES	(2,676,131)	(2,044,147)

INVESTING ACTIVITIES
Acquisition of Mother Earth's Storehouse	(5,150,000)	-
Collection of note receivable	42,653	40,831
Purchases of property and equipment	(251,840)	(53,437)
Purchase of patent	-	(12,500)
NET CASH USED IN INVESTING ACTIVITIES	(5,359,187)	(25,106)

FINANCING ACTIVITIES
Proceeds from line of credit	35,196	-
Principal payments on loan payable	(1,940)	(255,592)
Principal payment on the line of credit	-	(2,000,000)
Proceeds from Rights Offering	-	24,344,317
Proceeds from preferred stock, net of issuance costs	12,839,831	5,000,000
Proceeds from exercise of stock options	-	227,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,873,087	27,316,225

NET INCREASE IN CASH, CASH EQUIVALENT AND RESTRICTED CASH	4,837,769	25,246,972
CASH, CASH EQUIVALENTS AND RESTRICTED CASH— BEGINNING OF PERIOD	26,496,404	2,925,475
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — END OF PERIOD	$31,334,173	$28,172,447

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$4,383	$36,792
Cash paid for income tax	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock	$-	$1,290,260
Lease acquired	$1,797,667	$-

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION

Organization

Healthier Choices Management Corp. (the “Company”) is a holding company focused on providing consumers with healthier daily choices with respect to nutrition and other lifestyle alternatives. The Company operates Ada’s Natural Market, a natural and organic grocery store, through its wholly owned subsidiary Healthy Choice Markets, Inc. Ada’s Natural Market and Paradise Health and Nutrition offers fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products and natural household items. The Company also sells vitamins and supplements on the Amazon.com marketplace through its wholly owned subsidiary Healthy U Wholesale, Inc. The Company also operates HCMC Intellectual Property Holdings, LLC, a wholly owned subsidiary formed to hold, market and expand on its current intellectual property assets. The Company markets the Q-Cup™ technology under the vape segment; this patented technology is based on a small, quartz cup called the Q-Cup™, which a customer partially fills with concentrate (approximately 50mg) purchased from a third party. The Q-Cup™ is then inserted into the Q-Cup™ Tank or Globe, which heats the cup from the outside without coming in direct contact with the solid concentrate. This Q-Cup™ technology provides significantly more efficiency and an “on the go” solution for consumers who prefer to vape concentrates either medicinally or recreationally. The Company acquired substantially all of the assets of Mother Earth’s Storehouse on February 9, 2022, which operates a two store organic and health food and vitamin chain in New York’s Hudson Valley, a business that has been operating for over 40 years. The Company expanded its operation into the Health & Wellness segment in November 2021. HCMC acquired substantially all of the assets of EIR Hydration, an IV therapy center located in Roslyn Heights, NY. The Company also has licensing agreements for Healthy Choice Wellness Centers at the Casbah Spa and Salon in Fort Lauderdale, FL and Boston Direct Health in Boston, MA. The activities in the Wellness centers are currently reported under the Grocery segment due to its de minimis nature. From December 2021 through April 2022, the Company either closed its vape stores or sold substantially all of the assets of such stores. This will allow the Company to focus on developing wholesale business and sales through online platform.

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

The Company currently and historically has reported net losses and cash outflows from operations. The Company anticipates that its current cash, cash equivalent and cash generated from operations will be sufficient to meet the projected operating expenses for the foreseeable future through at least the next twelve months from the issuance of these unaudited condensed consolidated financial statements. Management believes with $30.0 million cash on hand at the balance sheet date, the Company’s cash will be sufficient to cover its operation for the 12 months from the date of the filing.

Note 3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The Company has made estimates and judgments affecting the amounts reported in the Company’s unaudited condensed consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from the Company’s estimates. The condensed consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022. The condensed consolidated balance sheet as of December 31, 2021 was derived from the Company’s audited 2021 financial statements contained in the above referenced Form 10-K. Results of the nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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

A summary of the financial institutions that had a cash and cash equivalents in excess of FDIC limits of $250,000 on September 30, 2022 and December 31, 2021 is presented below:

	September 30, 2022	December 31, 2021
Total cash, cash equivalents and restricted cash in excess of FDIC limits of $250,000	$30,749,550	$26,023,593

The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests, as deposits are held in excess of federally insured limits. The Company’s cash equivalent at September 30, 2022 and December 31, 2021, respectively, was a money market account. The Company has not experienced any losses in such account.

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in unaudited condensed consolidated statements of cash flow:

	September 30, 2022	September 30, 2021
Cash and Cash Equivalent	$30,009,173	$28,172,447
Restricted cash	1,325,000	-
Total cash, cash equivalents and restricted cash	$31,334,173	$28,172,447

Restricted Cash

The Company's restricted cash consisted of cash balances which were restricted as to withdrawal or usage under the August 18, 2022 security purchase agreement for the purpose of funding any amounts due under the Series E Certificate of Designation upon the redemption of the Series E Preferred Stock.

Note 5. SEGMENT INFORMATION AND DISAGGREGATION OF REVENUES

In accordance with FASB ASC 280, "Disclosures about Segment of an enterprise and related information", the Company determined it has two reportable segments: grocery and vapor. There are no inter-segment revenues.

The Company's general and administrative costs are not segment specific. As a result, all operating expenses are not managed on segment basis.

The tables below present information about reportable segments for the three months and nine months ended September 30, 2022, and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Vapor	$1,187	$466,181	$256,747	$1,671,098
Grocery	5,775,543	2,803,327	16,700,596	8,450,055
Total revenue	$5,776,730	$3,269,508	$16,957,343	$10,121,153

Retail Vapor	$1,187	$466,153	$256,747	$1,671,029
Retail Grocery	5,187,540	2,475,887	14,944,074	7,438,115
Food service/restaurant	584,382	305,626	1,743,228	908,476
Online/eCommerce	3,621	15,199	13,294	85,174
Wholesale Grocery	-	6,615	-	18,290
Wholesale Vapor	-	28	-	69
Total revenue	$5,776,730	$3,269,508	$16,957,343	$10,121,153

(Loss) income from operations-Vapor	(4,998)	66,306	(39,460)	300,573
(Loss) income from operations-Grocery	(289,653)	52,923	20,397	172,564
Corporate items	(1,823,550)	(1,170,096)	(4,822,444)	(2,741,607)
Total loss	$(2,118,201)	$(1,050,867)	$(4,841,507)	$(2,268,470)

Note 6. NOTES RECEIVABLE AND OTHER INCOME

On September 6, 2018, the Company entered into a secured, 36-month promissory note (the “Note”) with VPR Brands L.P. for $582,260. The Note bears an interest rate of 7.00%, which payments thereunder are $4,141 weekly. The Company records all proceeds related to the interest of the Note as interest income as proceeds are received.

On August 31, 2022, the Company amended and restated the Secured Promissory Note (the "Amended Note") with VPR Brands L.P. to extend the maturity date for one year. The outstanding balance for the Amended Note is $211,355. The Amended Note bears an interest rate of 7.00%, which payments thereunder are $1,500 weekly, with such payments commencing as of September 3, 2022. The Amended Note has a balloon payment of $145,931 for all remaining accrued interest and principal balance due in the final week of the 1-year extension of the Amended Note.

A summary of the Amended Note as of September 30, 2022 and December 31, 2021 is presented below:

Description	September 30, 2022	December 31, 2021
Promissory Note	$205,262	$247,915

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

The purchase price allocation is final as of September 30, 2022. The following table summarizes the purchase price allocation based on fair values of the net assets acquired at the acquisition date:

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

Revenue and Earnings

Revenue and net income for three months ended September 30, 2022 were $3.2 million and $0.01 million, respectively. Revenue and net income were $8.5 million and $0.4 million, respectively, from the date of acquisition through September 30, 2022. Acquisition-related expenses are expensed as incurred. They were recorded in selling, general and administrative expenses and were $0 and $78,000, for the three and nine months ended September 30, 2022, respectively. They primarily related to legal and other professional fees.

Unaudited Supplemental Pro Forma Information

The following unaudited pro forma summary presents consolidated information of the Company, including Mother Earth's Storehouse, as if the business combination had occurred on January 1, 2021, the earliest period presented herein:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Sales	$5,776,730	$6,842,549	$18,380,486	$20,840,277
Net (loss)	(2,074,985)	(665,288)	(4,581,680)	(412,696)

The pro forma financial information includes adjustments that are directly attributable to the business combinations and are factually supportable. The pro forma adjustments include incremental amortization of intangible and remove non-recurring transaction costs directly associated with the acquisitions, such as legal and other professional service fees. Cost savings or operating synergies expected to result from the acquisitions are not included in the pro forma results. For the three and nine months ended September 30, 2022, the pro forma financial information excludes $0 and $78,000, respectively, of non-recurring acquisition-related expenses. These pro forma results are illustrative only and not indicative of the actual results of operations that would have been achieved nor are they indicative of future results of operations.

Note 8. PROPERTY & EQUIPMENT
Property and equipment consist of the following:
	September 30, 2022	December 31, 2021
Displays	$305,558	$305,558
Building	575,000	-
Furniture and fixtures	311,521	246,496
Leasehold improvements	727,469	136,504
Computer hardware & equipment	133,654	151,924
Other	345,708	315,788
	2,398,910	1,156,270
Less: accumulated depreciation and amortization	(870,610)	(979,282)
Total property and equipment	$1,528,300	$176,988

The Company incurred approximately $64,986 and $22,630 of depreciation expense for the three months ended September 30, 2022 and 2021, and $178,575 and $89,155 of depreciation expense for the nine months ended September 30, 2022 and 2021, respectively.

The Company closed all vape stores in Q2 2022, and disposed all vape stores' furniture and fixtures, computer and equipment, and leasehold improvements. Total gross carrying amount of $287,431 and total accumulated depreciation of $287,247 were reduced from the consolidated balance sheets.

Note 9. INTANGIBLE ASSETS

Intangible assets, net are as follows:

September 30, 2022	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names / Trademarks	8-10 years	$1,436,000	$(650,568)	$785,432
Customer relationships	4-5 years	1,566,000	(916,024)	649,976
Patents	10 years	372,165	(150,145)	222,020
Non-compete	4-5 years	651,000	(233,338)	417,662
Website	4 years	10,000	(2,083)	7,917
Intangible assets, net		$4,035,165	$(1,952,158)	$2,083,007

December 31, 2021	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names / Trademarks	8-10 years	$923,000	(536,661)	$386,339
Customer relationships	4-5 years	883,000	(685,823)	197,177
Patents	10 years	372,165	(122,233)	249,932
Non-compete	4 years	238,000	(133,646)	104,354
Website	4 years	10,000	(209)	9,791
Intangible assets, net		$2,426,165	$(1,478,572)	$947,593

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense was approximately  $165,101 and $95,335 for the three months ended September 30, 2022 and 2021, and $473,587 and $290,381 for the nine months ended September 30, 2022 and 2021, respectively. Future annual estimated amortization expense is as follows:

Years ending December 31,
2022 (remaining three months)	$154,715
2023	411,149
2024	411,149
2025	404,107
2026	309,214
Thereafter	392,673
Total	$2,083,007

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

A summary of the net changes in contract liabilities activity at September 30, 2022 and December 31, 2021 is presented below:

	September 30, 2022	December 31, 2021
Beginning balance as January 1,	$23,178	$21,262
Issued	423,321	39,469
Redeemed	(362,108)	(37,463)
Breakage recognized	(27,108)	(90)
Ending balance	$57,283	$23,178

Note 11. DEBT

The following table provides a breakdown of the Company's debt as of September 30, 2022 and December 31, 2021 is presented below:

_	September 30, 2022	December 31, 2021
Line of Credit	$453,232	$418,036
Other debt	1,479	3,419
Total debt	$454,711	421,455

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

On March 30, 2021 and June 29, 2021, the Company and the Officers and a Director of the Company agreed to forfeit a total of 6.18 billion of restricted shares of common stock that were due to vest on March 31, 2021 and June 30, 2021. The expense related to such was fully recognized in the fiscal year ended December 31, 2021, as such no additional compensation expense related with restricted stock has been reflected during the current fiscal year.

Series E Convertible Preferred Stock

On August 18, 2022, the Company entered into a Securities Purchase Agreement pursuant to which the Company sold and issued 14,722 shares of its Series E Convertible Preferred Stock to institutional investors for $1,000 per share or an aggregate subscription of $13.25 million. The number of shares issued to each participant is based on subscription amount multiplied by conversion rate of 1.1111. The Company also incurred offering costs of approximately $410,000, which covers legal and consulting fee.

The Company is planning to spin off its grocery segment and wellness business into a new publicly traded company (hereinafter referred to as “NewCo”). NewCo will continue the path of growth in the health verticals started by HCMC and explore other growth opportunities that comport with HCMC’s healthier lifestyle mission. HCMC will retain its entire patent suite, the Q-Cup® brand, and continue to develop its patent suite through R&D as well as continuing its path of enforcing its patent rights against infringers and attempting to monetize said patents through licensing deals. At the time of the Spin-Off, HCMC will distribute all the outstanding shares of Common Stock held by it on a pro rata basis to holders of HCMC’s common stock (the “Spinoff”).

Pursuant to the Securities Purchase Agreement, purchasers will also be required to purchase Series A Convertible Preferred Stock (“NewCo Series A Stock”) of a newly created public company (“NewCo”) resulting from spin off of HCMC’s grocery and wellness businesses in the same subscription amounts that the Purchasers paid for the HCMC Preferred Stock (the “Spinoff”).

The HCMC Preferred Stock shall have voting rights on as converted basis at the Company’s next stockholders’ meeting.  However, as long as any shares of HCMC Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the HCMC Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the HCMC Preferred Stock or alter or amend the Certificate of Designation, (b) increase the number of authorized shares of HCMC Preferred Stock, or (c) enter into any agreement with respect to any of the foregoing. Each share of Preferred Stock shall be convertible, at any time and from time to time at the option of the Holder thereof, into that number of shares of Common Stock (subject to the beneficial ownership limitations). The conversion price for the HCMC Preferred Stock shall equal $0.0001.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary that is not a Fundamental Transaction (as defined in the Certificate of Designation), the holders of HCMC Preferred Stock shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to $1,000 per share of HCMC Preferred Stock.

Unless earlier converted or extended as set forth below, a holder may require the redemption of all or a portion of the stated value of the HCMC Preferred Stock either (1) six months after closing or (2) the time at which the balance is due and payable upon an event of default.

Stock Options

During the three months ended September 30, 2022 and 2021, no stock options of the Company were exercised into common stock. During the nine months ended September 30, 2022, no stock options of the Company were exercised into common stock; in comparison to the nine months ended September 30, 2021, where 2,275,000,000 stock options of the Company were exercised into common stock.

During the three months ended September 30, 2022 and 2021, the Company recognized stock-based compensation of $0 and $0, respectively. . During the nine months ended September 30, 2022 and 2021, the Company recognized stock-based compensation of $0 and $34,375, respectively. Stock based compensation is included as part of selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.

Income (Loss) Per Share

The following table summarizes the Company’s securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	As of September 30,
	2022	2021
Preferred stock	148,471,000,000	1,250,000,000
Stock options	68,587,000,000	68,587,000,000
Total	217,058,000,000	69,837,000,000

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
From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations as of September 30, 2022. With respect to legal costs, we record such costs as incurred.

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

Note 14. SUBSEQUENT EVENTS

On October 14, 2022, the Company through its wholly owned subsidiary, Healthy Choice Markets IV, LLC, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Dean’s Natural Food Market of Shrewsbury, Inc., a New Jersey corporation, Green’s Natural Foods, Inc., a Delaware corporation, Dean’s Natural Food Market of Chester, LLC, a New Jersey limited liability company, Dean’s Natural Food Market of Basking Ridge, LLC, a New Jersey limited liability company, and Dean’s Natural Food Market, Inc., a New Jersey corporation (collectively, the “Sellers”), and shareholders of the Sellers. Pursuant to the Purchase Agreement, the Company acquired certain assets and assumed certain liabilities of an organic and natural health food and vitamin chain with eight store locations in New York and northern and central New Jersey (the “Stores”).

The purchase price under the Purchase Agreement is approximately $8,000,000, of which $3,000,000 is in the form of a promissory note. In addition, the seller is entitled to a contingent earn-out based on certain revenue threshold within the one year period of the closing. The purchase price is subject to final inventory adjustment. The Company will assume all lease obligations for the Stores. The transaction closed on October 14, 2022. The Company has engaged a professional valuation firm to perform the valuation on the assets acquired and liabilities assumed. Purchase price allocation has not been finalized at the time of filing.

On October 25, 2022, the Company announced that the Board has authorized aggregate common stock repurchases of up to $5 million. HCMC may purchase shares on a discretionary basis from time to time through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans. The timing and amount of the repurchase transactions will be subject to the discretion of HCMC based upon market conditions and other opportunities that HCMC may have for the use or investment of its cash balances. The repurchase program has no expiration date, does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. The number of shares to be purchased and the timing of purchases will be based on the Company's trading windows and available liquidity, general business and market conditions, and other factors, including legal requirements, debt covenant restrictions and alternative investment opportunities. The Company has not repurchased any shares

The lease for HCMC headquarter expired on September 30, 2022. The Company is actively negotiating the lease renewal terms with the new owner of the premise. At the time of the filing, no agreement has been reached yet. The payment of the lease is on month to month.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONDENSED CONSOLIDATED OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements. The terms “we,” “us,” “our,” and the “Company” refer to Healthier Choices Management Corp. and its wholly-owned subsidiaries, Healthy Choice Markets, Inc., Healthy Choice Markets 2, LLC (“Paradise Health and Nutrition”), Healthy Choice Markets 3, LLC (“Mother Earth’s Storehouse”), Healthy Choices Markets 3 Real Estate LLC, Healthy Choice Markets IV, LLC (“Green's Natural Foods”), HCMC Intellectual Property Holdings, LLC, Healthy Choice Wellness, LLC, The Vitamin Store, LLC, Healthy U Wholesale, Inc., and The Vape Store, Inc. (“Vape Store”). All intercompany accounts and transactions have been eliminated in consolidation.

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
Through its wholly owned subsidiaries, Healthy Choice Markets IV, LLC, the Company acquired Green's Natural Foods on October 14, 2022, a chain of premier natural foods stores in New York and New Jersey area, offering a selection of 100% organic produce and all-natural, non-GMO groceries & bulk foods; a wide selection of local products; an organic juice and smoothie bar; a fresh foods department, which offers fresh and healthy “grab & go” foods; a full selection of vitamins & supplements; as well as health and beauty products. .

Through its wholly owned subsidiary, Healthy Choice Wellness, LLC, the Company has licensing agreements for Healthy Choice Wellness Centers at the Casbah Spa and Salon in Fort Lauderdale, FL, and Boston Direct Health in Boston, MA. These centers offer multiple IV drip “cocktails” for clients to choose from that are designed to help boost immunity, fight fatigue and stress, reduce inflammation, enhance weight loss, and efficiently deliver antioxidants and anti-aging mixes. Additionally, there are cocktails for health, beauty, and re-hydration. (www.HealthyChoiceWellness.com)

Through its wholly owned subsidiary, Healthy U Wholesale Inc., the Company sells vitamins and supplements, as well as health, beauty and personal care products on its website www.TheVitaminStore.com.

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

The Company incurred a loss from operations of approximately $4.8 million for the nine months ended September 30, 2022. As of September 30, 2022, cash and cash equivalents totaled approximately $30.0 million. The Company expects to continue incurring losses for the foreseeable future but we anticipate that our current cash and cash equivalents and additional cash to be generated from operations will be sufficient to cover our projected operating expenses for the foreseeable future. Management does not believe there are any substantial doubts about the Company’s ability to continue as a going concern within a year and a day from the issuance of these unaudited consolidated financial statements.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated Statements of Operations for the three months ended September 30, 2022 and 2021 that is used in the following discussions of our results of operations:

	Three Months Ended September 30,		2022 to 2021
	2022	2021	Change $
SALES
Vapor sales, net	$1,187	$466,181	$(464,994)
Grocery sales, net	5,775,543	2,803,327	2,972,216
TOTAL SALES, NET	5,776,730	3,269,508	2,507,222

Cost of sales vapor	364	186,522	(186,158)
Cost of sales grocery	3,909,190	1,706,597	2,202,593
GROSS PROFIT	1,867,176	1,376,389	490,787

OPERATING EXPENSES
Selling, general and administrative	3,985,377	2,427,256	1,558,121
LOSS FROM OPERATIONS	(2,118,201)	(1,050,867)	(1,067,334)

OTHER INCOME (EXPENSE)
Loss on investment	(11,314)	(557)	(10,757)
Other income	4,327	-	4,327
Interest income	50,202	1,543	48,659
Total other income (expense), net	43,215	986	42,229

NET LOSS	$(2,074,986)	$(1,049,881)	$(1,025,105)

Net vapor sales decreased approximately $0.5 million to $1.2 thousand for the three months ended September 30, 2022 as compared to $0.5 million for the same period in 2021. The decrease in sales is primarily due to the impact of  store closings during the second quarter of 2022.

Net grocery sales increased $3.0 million to $5.8 million for the three months ended September 30, 2022 as compared to $2.8 million for the same period in 2021. The increase in sales is primarily due to an increase in the number of stores as a result of the acquisition of Mother Earth's Storehouse in February 2022.

Vapor cost of goods sold for the three months ended September 30, 2022 and 2021 were $- thousand and $0.2 million, respectively, a decrease of $0.2 million. The decrease is primarily due to the closing the remaining retail vape stores during three months ended September 30, 2022 as compared to the same period in 2021. Gross profit was $0.8 thousand and $0.3 million for three months ended September 30, 2022 and 2021, respectively. Closing retail vape stores will allow the Company focus on developing wholesale business and online platform.

Grocery cost of goods sold for the three months ended September 30, 2022 and 2021 were $3.9 million and $1.7 million, respectively, an increase of $2.2 million. The increase is primarily due to an increase in the number of stores from the acquisition of Mother Earth's Storehouse on February 14, 2022. Gross profit was $1.9 million and $1.1 million for the three months ended September 30, 2022 and 2021, respectively. Gross margin as a percentage of sales decreased approximately 10% as compared to the same period in prior year as a result of lost sales in in our Florida stores, and write off of damaged inventory as a result of Hurricane Ian.

Total operating expenses increased $1.6 million to $4.0 million for the three months ended September 30, 2022 compared to $2.4 million for the same period in 2021. The increase is primarily attributable to increases in professional fees of $0.6 million, payroll and employee related cost of $0.7 million, depreciation and amortization expense of $0.2 million and occupancy costs of $0.1 million.

Total net other income increased $42,000 to $43,000 for the three months ended September 30, 2022 compared to $1,000 for the same period in 2021. The increase in net other income is mainly attributable to increase in interest income as a result of an increase in interest rates.

The following table sets forth our unaudited consolidated Statements of Operations for the nine months ended September 30, 2022 and 2021 that is used in the following discussions of our results of operations:

	Nine Months Ended September 30,		2022 to 2021
	2022	2021	Change $
SALES
Vapor sales, net	$256,747	$1,671,098	$(1,414,351)
Grocery sales, net	16,700,596	8,450,055	8,250,541
TOTAL SALES, NET	16,957,343	10,121,153	6,836,190

Cost of sales vapor	112,610	657,171	(544,561)
Cost of sales grocery	10,674,170	5,133,228	5,540,942
GROSS PROFIT	6,170,563	4,330,754	1,839,809

OPERATING EXPENSES
Selling, general and administrative	11,012,070	6,599,224	4,412,846
LOSS FROM OPERATIONS	(4,841,507)	(2,268,470)	(2,573,037)

OTHER INCOME (EXPENSE)
Gain (loss) on investment	(6,000)	10,954	(16,954)
Other income	27,376	-	27,376
Interest income (expense), net	81,715	(76,888)	158,603
Gain on extinguishment of debt, net	-	767,930	(767,930)
Total other income (expense), net	103,091	701,996	(598,905)

NET LOSS	$(4,738,416)	$(1,566,474)	$(3,171,942)

Net Vapor sales decreased $1.4 million to $0.3 million for the nine months ended September 30, 2022 as compared to $1.7 million for the same period in 2021. The decrease in sales is primarily due to closing the remaining retail vape stores during the nine months ended September 30, 2022 as compared to the same period in 2021.

Net Grocery sales increased $8.3 million to $16.7 million for the nine months ended September 30, 2022 as compared to $8.5 million for the same period in 2021. The increase in sales is primarily due to acquisition of Mother Earth's Storehouse in February 2022.

Vapor cost of goods sold for the nine months ended September 30, 2022 and 2021 were $0.1 million and $0.7 million, respectively, a decrease of $0.5 million. The decrease is primarily due to closing retail stores. Gross profit was $0.1 million and $1.0 million for the nine months ended September 30, 2022 and 2021, respectively. Closing retail vape stores will allow the Company focus on developing wholesale business and online platform.

Grocery cost of goods sold for the nine months ended September 30, 2022 and 2021 were $10.7 million and $5.1 million, respectively, an increase of $5.5 million. The increase is primarily due to the acquisition of Mother Earth's Storehouse in February 2022. Gross profit was $6.0 million and $3.3 million for the nine months ended September 30, 2022 and 2021, respectively.

Total operating expenses increased $4.4 million to $11.0 million for the nine months ended September 30, 2022 compared to $6.6 million for the same period in 2021. Out of the $4.4 million operating expense increase, $2.5 million increase is due to Mother Earth’s Storehouse acquisition. The increase is primarily attributable to increases in the professional fees of $1.5 million, office and store expenses of $0.2 million, payroll and employee related cost of $1.9 million, depreciation and amortization expenses of $273,000, meals, travel and entertainment of $45,000, insurance of $34,000, and occupancy of $248,000, offset by a decrease in stock compensation of $34,000.

Net other income of $0.1 million for the nine months ended September 30, 2022 includes a loss on investment of $6,000, other income of $27,000,  and an interest income of $82,000. Net other income of $0.7 million for the nine months ended September 30, 2021 includes a gain on debt settlement of $768,000, a gain on investment of $11,000, and interest expense of $77,000.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in)
Operating activities	$(2,676,131)	$(2,044,147)
Investing activities	(5,359,187)	(25,106)
Financing activities	12,873,087	27,316,225
	$4,837,769	$25,246,972

Our net cash used in operating activities of approximately $2.7 million for the nine months ended September 30, 2022 resulted from a net loss of $4.7 million, offset by a non-cash adjustment of $1.7 million and a net cash provided of $0.3 million from changes in operating assets and liabilities. Our net cash used in operating activities of $2.0 million for the nine months ended September 30, 2021 resulted from a net loss of $1.6 million and a net cash usage of $0.8 million from changes in operating assets and liabilities, offset by a non-cash adjustment of $0.4 million.

The net cash used in investing activities of $5.4 million for the nine months ended September 30, 2022 resulted from the acquisition of Mother Earth's Storehouse, collection on a note receivable, and purchases of property and equipment. The net cash used in investing activities of $25,000 for the nine months ended September 30, 2021 resulted from the collection of a note receivable, and purchases of property and equipment.

The net cash provided by financing activities of $12,873,000 for the nine months ended September 30, 2022 is due to proceeds received from the Series E Preferred Stock sales and from proceeds received from line of credit. The net cash provided by financing activities of $27.3 million for the nine months ended September 30, 2021 is due to proceeds received from the stock rights offering of $24.3 million and a Securities Purchase Agreement of $5.0 million, partially offset by a principal payment of $2.0 million on the line of credit and loan payment of $0.3 million.

At September 30, 2022 and December 31, 2021, we did not have any material financial guarantees or other contractual commitments with vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. Most of our cash and cash equivalents are concentrated in one financial institution and are generally in excess of the FDIC insurance limit. The Company has not experienced any losses on its cash and cash equivalents. The following table presents the Company’s cash position as of September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
Cash	$30,009,173	$26,496,404
Total assets	$45,470,486	$34,443,487
Percentage of total assets	66.00%	76.93%

The Company reported a net loss of $4.7 million for the nine months ended September 30, 2022. The Company also had positive working capital of $30.1 million. The Company expects to continue incurring losses for the foreseeable future but we do not believe there are any substantial doubts about the Company’s ability to continue as a going concern. The Company's current cash and cash generated from operations will be sufficient to meet the projected operating expenses for the foreseeable future through at least the next twelve months from the issuance of these unaudited condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, did not carry out an evaluation on internal controls as of September 30, 2022 in regard to the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. As an evaluation was not carried out, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of September 30, 2022 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Planned Remediation

Management continues to work to improve its controls related to our material weaknesses listed above. In order to achieve the timely implementation of the above, management has commenced the following actions and will continue to assess additional opportunities for remediation on an ongoing basis:

●	Continuing to increase headcount across the Company, with a particular focus on hiring individuals with strong internal control backgrounds and inventory expertise.

●
Increasing its focus on the Company’s purchase order process in order to better manage inventory thereby improving cash management and ultimately leading to more reliable and precise financial reporting.

We are currently working to improve and simplify our internal processes and implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures.  These material weaknesses will not be considered to be remediated until the applicable remediated controls are operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Controls over Financing Reporting

Except as detailed above, during the quarter ended September 30, 2022, there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations as of September 30, 2022. With respect to legal costs, we record such costs as incurred.

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

HEALTHIER CHOICES MANAGEMENT CORP.

Date: November 10, 2022	By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer

Date: November 10, 2022	By:	/s/ John Ollet
John Ollet
Chief Financial Officer