Form 10-K
period 2022-12-31
Healthier Choices Management Corp.
filed 2023-03-30
CIK 844856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

Address of Principal Executive Office: 3800 North 28th Way Hollywood, Florida 33020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes No☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $67.9 million based on the June 30, 2022 closing price of $0.0002 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 346,341,632,384 shares outstanding as of March 30, 2023.

PART I

Item 1. Business.

Healthier Choices Management Corp. (the “Company”) is a holding company focused on providing consumers with healthier daily choices with respect to nutrition and other lifestyle alternatives.

Through its wholly owned subsidiary HCMC Intellectual Property Holdings, LLC, the Company manages its intellectual property portfolio.

Through its wholly owned subsidiaries, Healthy Choice Markets, Inc., Healthy Choice Markets 2, LLC, Healthy Choice Markets 3, LLC, and Healthy Choice Markets IV, LLC respectively, the Company operates:

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

•	Mother Earth’s Storehouse, a two-store organic and health food and vitamin chain in New York’s Hudson Valley, which has been in existence for over 40 years (www.MotherEarthStorehouse.com).
•
Greens Natural Foods’ eight stores in New York and New Jersey, offering a selection of 100% organic produce and all-natural, non-GMO groceries & bulk foods; a wide selection of local products; an organic juice and smoothie bar; a fresh foods department, which offers fresh and healthy “grab & go” foods; a full selection of vitamins & supplements; as well as health and beauty products (www.Greensnaturalfoods.com).

Through its wholly owned subsidiary, Healthy Choice Wellness, LLC,
•	The Company has a licensing agreement for a Wellness Center at the Casbah Spa & Salon in Fort Lauderdale, FL, offering IV hydration treatments within a spa setting.
•
The Company also has a service agreement for a Wellness Center with Boston Direct Health, which provides aesthetics and medical care for an optimized life, offering IV treatments and inter-muscular shots.

•	The Company entered into service agreement for additional Wellness Centers in Chicago that it expects to open during 2023.

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

NATURAL AND ORGANIC GROCERIES AND DIETARY SUPPLEMENTS BUSINESS

Local. Organic. Fresh. Three words that define Healthy Choice Markets! With Ada’s Natural Market, a full-service grocery store and Greenleaf Grill, Ada’s flagship fast casual in-store restaurant, serving Fort Myers, FL, along with the eight Greens Natural Foods Stores in New Jersey and New York, three Paradise Health & Nutrition locations in the greater Melbourne, FL area, and our two Mother Earth’s Storehouse locations in Hudson Valley, NY, all serving their respective local communities, our stores provide all-natural and organic products in a friendly and helpful atmosphere, with aisles of traditional grocery complete with frozen, healthy home, vitamins & supplements, health & beauty, fresh produce, hormone and antibiotic free meats and bulk foods. Ada’s Natural Market, Greens Natural Foods, Paradise Health & Nutrition, and Mother Earth’s Storehouse all offer chef-prepared ready-to-go foods and fresh-baked-daily baked goods. All store locations, with the exception of Saugerties, NY and Malabar, FL, offer a 100% organic juice & smoothie bar.

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

●	Community. The Ada’s, Paradise, and now Mother Earth’s Storehouse and Green's Natural Foods brands have each been serving their respective communities for 40+ years.

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

Inventory. We use a robust merchandise management and perpetual inventory system that values goods at the lower of cost and net realizable value using the average cost method. We manage shelf stock based on weeks-on-hand relative to sales, resupply time and minimum economic order quantity.

Sourcing and Vendors. We source from approximately 1,000 suppliers, and offer over 4,000 brands. These suppliers range from small independent businesses to multi-national conglomerates. As of December 31, 2022, we purchased approximately 68% of the goods we sell from our top 20 suppliers. For the year ended December 31, 2022, approximately 36% of our total purchases were from one vendor. We maintain good relations with all our suppliers and believe we have adequate alternative supply methods, including self-distribution.

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

The Grocery business and COVID-19

The COVID-19 We believe we have acted proactively in response to the COVID-19 pandemic and the resulting government mandates. To date, all of our stores have continued operating since the start of the COVID-19 pandemic. We have experienced increased levels of net sales and average transaction size due to the COVID-19 pandemic as public health measures have been implemented by states across our footprint and customers have adjusted to these new circumstances by consuming more food at home. The COVID-19 pandemic and government mandates have also led to an increase in online orders for home delivery, which we offer at substantially all our stores in partnership with a third party.

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

VAPORIZER BUSINESS

Retail Stores

While evaluating retail store operations in 2022, management decided to close all retail stores, as management has shifted its retail sales focus to wholesale and the online channel.

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

Business Strategy

We believe that our history with our suppliers, including the volume of products we source, gives us an advantage over other market participants as it relates to favorable pricing, priority as to inventory supply and delivery and first access to new products, including first access to next generation products and technology. Management has shifted its retail sales focus to wholesale and online channel.

We believe that our reputation and our experience in the vaporizer industry, from a development, customer service and production perspective, give us an advantage in attracting wholesale customers and promote online customer base.

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

The Company currently and historically has reported net losses and cash outflows from operations. As of December 31, 2022, cash totaled approximately $22.9 million. The Company anticipates that its current cash and cash generated from operations will be sufficient to meet the projected operating expenses for the foreseeable future through at least twelve months from the issuance of these consolidated financial statements.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The Company operates its business from numerous facilities in Florida, New York and New Jersey. These leased facilities include our headquarters location, warehouse and retail stores.

Grocery Segment. As of December 31, 2022, our Grocery segment had 14 retail stores in Florida, New York and New Jersey which aggregate approximately 102,000 square feet, 13 stores are leased by our grocery segment. The Company own the property in Saugerties store in New York. The Company believes the properties used by our grocery segment are in good operating condition and are suitable for the conduct of its business.

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

As of March 30, 2023, there were approximately 1,400 stockholders of record for our common stock. A substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

As of March 30, 2023, the last reported sale price of our common stock on the OTC Pink Marketplace was $0.0001 per share.

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

On August 18, 2022, the Company entered into a Securities Purchase Agreement pursuant to which the Company sold and issued 14,722 shares of its Series E Convertible Preferred Stock to institutional investors for $1,000 per share or an aggregate subscription of $13.25 million. The number of shares issued to each participant is based on subscription amount multiplied by conversion rate of 1.1111. The Company also incurred offering costs of approximately $410,000, which covers legal and consulting fees.

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

Factors Affecting Our Performance

We believe the following factors affect our performance:

Retail: We believe the operating performance of our retail stores will affect our revenue and financial performance. The Company has four natural and organic groceries and dietary supplement stores located in Florida, as well as ten located in New York and New Jersey. The Company has closed retail vape stores, as management has shifted its retail sales focus to the wholesale and online channel. The adverse industry trends and increasing federal and state regulations that, if implemented, may negatively impact future wholesale and online operations in vapor segment.

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

Results of Operations

The following table sets forth our Consolidated Statements of Operations for the years ended December 31, 2022 and 2021 which is used in the following discussions of our results of operations:

	For the Year Ended December 31,		2022 to 2021
	2022	2021	Change $
SALES:
Vapor sales, net	$257,363	$2,084,813	$(1,827,450)
Grocery sales, net	29,009,640	11,235,041	17,774,599
Total Sales	29,267,003	13,319,854	15,947,149
Cost of sales vapor	112,880	839,599	(726,719)
Cost of sales grocery	18,929,905	7,187,701	11,742,204
GROSS PROFIT	10,224,218	5,292,554	4,931,664

OPERATING EXPENSES	18,877,302	10,033,048	8,844,254
LOSS FROM OPERATIONS	(8,653,084)	(4,740,494)	(3,912,590)

OTHER INCOME (EXPENSES):
Gain on debt settlements	-	767,930	(767,930)
Other income (expenses), net	1,246,192	(26)	1,246,218
Interest income (expense), net	202,653	(65,281)	267,934
(loss) gain on investment	(13,372)	412	(13,784)
Total other income (expense), net	1,435,473	703,035	732,438

NET LOSS	$(7,217,611)	$(4,037,459)	$(3,180,152)

Net vapor sales decreased $1.8 million to $0.3 million for the year ended December 31, 2022 as compared to $2.1 million for the same period in 2021. The decrease in sales was primarily due to closing all retail vape store, as management has shifted its retail sales focus to the wholesale and online channel. Net grocery sales increased $17.8 million to $29.0 million for the year ended December 31, 2022 as compared to $11.2 million for the same period in 2021. The $18.2 million increase in grocery sales was primarily due to acquisition of Mother Earth's Storehouse and Green's Natural Foods, offset by a decrease in same-store sales of $0.4 million.

Vapor cost of goods sold for the year ended December 31, 2022 and 2021 were $0.1 million and $0.8 million, respectively, a decrease of $0.7 million. The decrease in cost of goods sold was primarily due to closing retail vape stores, as management has shifted its retail sales focus to the wholesale and online channel. Grocery store cost of goods sold for the year ended December 31, 2022 and 2021 were $18.9 million and $7.2 million, respectively, an increase of $12.1 million primarily due to acquisition of Mother Earth's Storehouse and Green's Natural Foods stores, offset by a decrease in same-store cost of goods sold of $0.4 million.

Total operating expenses increased $8.8 million to $18.9 million for the year ended December 31, 2022. The increase of $6.0 million is due to the acquisition of Mother Earth's Storehouse and Green's Natural Foods stores, and the remaining increase was primarily due to an increase in professional fees of $1.7 million, related largely to the patent infringement lawsuit, coupled with payroll and payroll benefits of $0.8 million.

Net other income of $1.4 million for the year ended December 31, 2022 includes a gain on employee retention tax credit of $0.9 million, and interest income of $0.2 million, offset by $0.01 million loss on investment. Net other income of $0.7 million for the year ended December 31, 2021 includes $0.8 million gain on debt settlement, offset by $ 0.07 million interest expense.

Liquidity and Capital Resources

	For the year ended December 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(3,866,082)	$(3,528,205)
Investing activities	(10,726,409)	(87,322)
Financing activities	12,786,211	27,186,456
	$(1,806,280)	$23,570,929

Our net cash used in operating activities of $3.9 million for the year ended December 31, 2022 resulted from our net loss of $7.2 million and a net cash usage of $0.2 million from changes in operating assets and liabilities, offset by a non-cash adjustments of $3.5 million. Our net cash used in continuing operating activities of $3.5 million for the year ended December 31, 2021 resulted from our net loss from continuing operations of $4.0 million, offset by a net cash usage of $0.5 million from changes in operating assets and liabilities and a non-cash adjustments of $0.9 million.

The net cash used in investing activities of $10.7 million for the year ended December 31, 2022 resulted from the collection of a note receivable, the acquisition of new businesses and purchases of a patent and property and equipment. The net cash provided by investing activities of $0.1 million for the year ended December 31, 2021 resulted from the issuance and collection of a note receivable, and purchases of a patent and property and equipment.

The net cash provided by financing activities of $12.8 million for the year ended December 31, 2022 is due to proceeds received from Securities Purchase Agreement of $12.8 million, partially offset by a principal payment of $0.09 million on promissory note. The net cash used in financing activities of $27.2 million for the year ended December 31, 2021 is due to proceeds received from the Rights Offering of $24.3 million and a Securities Purchase Agreement of $5.0 million, partially offset by a principal payment of $2.0 million on the line of credit.

At December 31, 2022 and December 31, 2021, we did not have any material financial guarantees or other contractual commitments with trade vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. The majority of our cash are concentrated in three large financial institutions and are generally in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. The Company has not experienced any losses on its cash and cash equivalents. The following table presents the Company’s cash position as of December 31, 2022 and December 31, 2021.

	December 31, 2022	December 31, 2021

Cash	$22,911,892	$26,496,404
Total assets	$55,255,030	$34,443,487
Percentage of total assets	41.5%	76.9%

The Company reported net loss of approximately $7.2 million for the year ended December 31, 2022. The Company also had positive working capital of $20.4 million. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to satisfy business obligations, and to continue as a going concern. We believe that current cash on hand and cash flow from operations will be sufficient to fund our working capital and other cash requirements for at least the next twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than operating leases for retail locations, equipment, and vehicles.

Seasonality

We do not consider our business to be seasonal.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires us to make estimates and assumptions. Our significant accounting policies are described in the Notes to Consolidated Financial Statements. Certain of these policies require the application of subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates and assumptions are based on historical experience, changes in the business environment, and other factors that we believe to be reasonable under the circumstances. Different estimates that could have been applied in the current period or changes in the accounting estimates that are reasonably likely can result in a material impact on our financial condition and operating results in the current and future periods. We review the development, selection and disclosure of these critical accounting estimates with the Audit Committee on an annual basis.

The following discussion, which should be read in conjunction with the descriptions in the Notes to Consolidated Financial Statements, is furnished for additional insight into certain accounting estimates that we consider to be critical.

 Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized:

●	Identification of the contract, or contracts, with a customer;

●	Identification of the performance obligations in the contract;

●	Determination of the transaction price;

●	Allocation of the transaction price to the performance obligations in the contract; and

●	Recognition of revenue when, or as, the Company satisfies a performance obligation.

Business Combinations

The Company applies the provisions of ASC Topic 805, Business Combinations (“ASC 805”) in the accounting for acquisitions of businesses. ASC 805 requires the Company to use the acquisition method of accounting by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, measured at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the aforementioned amounts. Acquisition costs are expensed as incurred and recorded in selling, general and administrative expenses in the consolidated statements of operations.

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

	2022	2021
Reconciliation from loss from operations to adjusted EBITDA:
Operating loss	$(8,653,084)	$(4,740,494)
Depreciation and amortization	1,061,615	497,408
Stock-based compensation expense	72,222	34,375
Adjusted EBITDA	$(7,519,247)	$(4,208,711)

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

Evaluation of Disclosure Controls and Procedures. Our management, including our Principal Executive Officer and Principal Financial Officer, did not carry out an evaluation on internal controls during the year ended December 31, 2022 in regard to the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. As an evaluation was not carried out, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Inherent Limitations of  Internal Controls over Financial Reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ending December 31, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.   Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2022 and noted the material weaknesses as follows:

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

●
Information technology general controls (ITGCs) were not designed effectively to ensure that appropriate access security controls, change management and data center and network operations ITGCs were in place. These deficiencies constitute a material weakness as of December 31, 2022.

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of December 31, 2022 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Remediation Efforts

Following this assessment and during the twelve months ended December 31, 2022, we have undertaken an action plan to strengthen internal controls and procedures:

●	Continuing to increase headcount across the Company, with a particular focus on hiring individuals with strong internal control backgrounds and inventory expertise.

●
Increasing its focus on the Company’s purchase order process in order to better manage inventory thereby improving cash management and ultimately leading to more reliable and precise financial reporting.

●	Establishing policies and procedures in the IT area to mitigate data breach, unauthorized access and address segregation of duties.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors as of December 31, 2022:

Name	Age	Position
Executive Officers:
Jeffrey Holman	56	Chief Executive Officer, Chairman and Director
John A. Ollet	60	Chief Financial Officer
Christopher Santi	52	President and Chief Operating Officer

Non-Employee Directors:
Clifford J. Friedman	61	Director
Dr. Anthony Panariello	63	Director

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

Director Independence

Our Board has determined that Clifford J. Friedman and Dr. Anthony Panariello are independent in accordance with standards under the OTC Pink Marketplace. Our Board determined that as a result of being an executive officer, Messrs. Jeffrey Holman is not independent under the OTC Pink Marketplace Bulletin Boards. Our Board has also determined that Clifford J. Friedman and Dr. Anthony Panariello are independent under the OTC Pink Marketplace independence standards for Audit and Compensation Committee members.

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

Compensation Committee

The function of the Compensation Committee is to determine the compensation of our executive officers. The Compensation Committee has the power to set performance targets for determining periodic bonuses payable to executive officers and may review and make recommendations with respect to stockholder proposals related to compensation matters. Additionally, the Compensation Committee is responsible for administering the Company’s equity compensation plans including the Company’s 2015 Equity Incentive Plan, as amended.

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

Stockholder Communications

Although we do not have a formal policy regarding communications with our Board, stockholders may communicate with the Board by writing to us at Healthier Choices Management Corp., 3800 N 28th Way, Hollywood, FL 33020, Attention: Corporate Secretary, or by facsimile (305) 600-5004. Stockholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

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

Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transactions were reported and that no Form 5s were required, we believe that during 2022 our officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a).

ITEM 11. Executive Compensation

The following information is related to the compensation paid, distributed or accrued by us for fiscal 2022 to all Chief Executive Officers (principal executive officers) serving during the last fiscal year and the other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000. We refer to these individuals as our “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock/ (Forfeited) (1)$	Restricted Stock Awards(1) $	All Other Compensation ($)	Total

Jeffrey Holman	2022	598,379	350,000	-	-	-	948,379
Chief Executive Officer	2021	578,579	250,000	(302,500)	110,000	-	636,079

Christopher Santi	2022	394,832	200,000	-	-	-	594,832
President and Chief Operating Officer	2021	359,192	160,000	(220,000)	80,000	-	379,192

John Ollet	2022	260,616	125,000	-	-	-	385,616
Chief Financial Officer	2021	48,000	50,000	(82,500)	30,000	-	45,500

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

Named Executive Officer Employment Agreements

On August 13, 2018, the Company amended and restated its existing employment agreement with Jeffrey Holman, the Company’s Chief Executive Officer (the “Holman Employment Agreement”). The Holman Employment Agreement is for an additional three year term and provides for an annual base salary of $450,000 and a target bonus  only in an amount ranging from 20% to 200% of his base salaries subject to the Company meeting certain earnings before interest, taxes depreciation and amortization performance milestones. Mr. Holman is entitled to receive severance payments, including two years of his then base salary and other benefits in the event of a change of control, termination by the Company without cause, termination for good reason by the executive or non-renewal by the Company. Mr. Holman was also granted 11 billion shares of restricted common stock pursuant to the Holman Employment Agreement Amendment on the condition that 11 billion of his options to purchase Company common stock are forfeited. This restricted stock will vest one year following the date of issuance provided that the grantee remains an employee of the Company through each applicable vesting date. On August 12, 2019, the Company agreed to extend the expiration date of the vesting period for the restricted stock by six months to February 13, 2020. On August 12, 2020, the Company agreed to extend for a second time the expiration date of the vesting period for the restricted stock by six months to February 13, 2021. The Term shall be automatically renewed for successive one-year terms unless notice of non-renewal is given by either party at least 30 days before the end of the Term. The above description of the terms of the Holman Employment Agreement is not complete and is qualified by reference to the complete document.

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

On February 2, 2022, the Company entered into a second amended and restated employment agreement (the “Employment Agreement Amendment”) with the Company’s Chief Financial Officer, John Ollet.  Pursuant to the Employment Agreement Amendment, Mr. Ollet will continue to be employed as the Company’s Chief Financial Officer through February 14, 2025.  Mr. Ollet will receive a base salary of $300,000 for 2022 and his salary will increase 10% in each subsequent calendar year. The Term shall be automatically renewed for successive one-year terms unless notice of non-renewal is given by either party at least 30 days before the end of the Term. The above description of the terms of the Ollet Employment Agreement is not complete and is qualified by reference to the complete document.

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

Outstanding Awards at Fiscal Year End

Listed below is information with respect to unexercised options that have not vested, and equity incentive plan awards for each named executive officer outstanding as of December 31, 2022:

Outstanding Equity Awards at 2022 Fiscal Year-End

	Number of Shares Issued Under Stock Options	Number of Shares Issued Under Restricted Stock	Stock Options and Restricted Stock Exercise Price ($) Per Share of Stock	Expiration Date	Number of Shares That Have Not Vested (#)	Market Value of Shares That Name Have Not Vested ($)
Jeffrey Holman	-	9,075,000,000	0.0001	8/13/2028	-	-
Jeffrey Holman	39,000,000,000	-	0.0001	2/1/2027	-	-
Christopher Santi	-	6,600,000,000	0.0001	8/13/2028	-	-
Christopher Santi	17,000,000,000	-	0.0001	2/1/2027	-	-
John Ollet	-	2,475,000,000	0.0001	8/13/2028	-	-
John Ollet	1,000,000,000	-	0.0001	12/9/2026	-	-
John Ollet	4,000,000,000	-	0.0001	8/30/2027	-	-

Director Compensation

Non-employee directors are paid an annual fee of $10,000 or $15,000, plus a monthly fee of $1,000 and $1,500 for each meeting attended. On December 14, 2022, the Company granted 2,000,000,000 shares of Restricted Stock  (the "Award") to each director. Commencing on the first anniversary of the date of Grant, the Award will vest in 12.5% increments on the last day of each calendar quarterly thereafter.  The Because we do not pay any compensation to employee directors, Mr. Holman is omitted from the following table. Non-employee members of our Board of Directors were compensated for as follows:

Fiscal 2022 Director Compensation

Name	Fees Earned or Paid in Cash ($)

Dr. Anthony Panariello	$38,500
Clifford J. Friedman	$43,500

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

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by stockholders and the weighted average exercise price for such plans as of December 31, 2022.

Name of Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2015 Equity Incentive Plan	92,149,730,680	0.0001	7,850,269,320
Total	92,149,730,680	-	7,850,269,320

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth the number of shares of our common stock beneficially owned as of March 30, 2023, by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers and (iv) all of our executive officers and directors of as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Healthier Choices Management Corp., 3800 North 28th Way, Hollywood, Florida 33020.

Title of Class	Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)
Directors and Executive Officers:
Common Stock	Jeffrey E. Holman (2)	47,884,500,000	12.43%
Common Stock	Christopher Santi (3)	23,511,972,794	6.47%
Common Stock	John Ollet (4)	7,429,000,000	2.11%
Common Stock	Dr. Anthony Panariello (5)	1,412,500,000	0.41%
Common Stock	Clifford J. Friedman (6)	1,490,000,000	0.43%
All directors and officers as a group (5 persons) (7)		81,727,972,794	19.97%

5% Stockholders:
None		-	0%
Total:		81,727,972,794	19.97%

(1) Beneficial Ownership. Applicable percentages are based on 346,341,632,384 shares of common stock outstanding as of March 30, 2023. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, convertible notes and preferred stock currently exercisable or convertible or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. The table includes shares of common stock, options, warrants, and preferred stock exercisable or convertible into common stock and vested or vesting within 60 days. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. The table does not include: (i) restricted stock units that do not have the right to vote until they vest and the shares are delivered or (ii) unvested options that do not vest within 60 days of the date listed above in this footnote.

(2) Holman. Chairman and Chief Executive Officer. Includes 39,000,000,000 vested options and 8,884,500,000 shares of vested restricted Common Stock.

(3) Santi. President and Chief Operation Officer. Includes 17,000,000,000 vested options and 6,511,972,794 shares of vested restricted Common Stock.

(4) Ollet. Chief Financial Officer. Includes 5,000,000,000 vested options. He also holds 2,429,000,000 shares of vested restricted Common Stock.

(5) Panariello. A director. Includes 1,000,000,000 vested options. He also holds 412,500,000 shares of vested restricted Common Stock.

(6) Friedman. A director. Includes 990,000,000 vested options, 500,000,000 shares of Common Stock.

(7) Directors and Executive Officers. Includes executive officers who are not Named Executive Officers under the SEC’s rules and regulations.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

For the year ended December 31, 2022, the Company did not have any related party transactions.

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

Item 14. Principal Accounting Fees and Services.

Our Audit Committee pre-approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. All services related to audit fees and audit-related fees charged were pre-approved by the Audit Committee. The following table shows the fees for the years ended December 31, 2022 and 2021.

	2022 ($)	2021 ($)
Audit (1)	594,000	226,000
Audit - Related	-	-
Tax	-	-
Other	-	-
Total	$594,000	$226,000

Audit fees — these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements and our registration statements.

Audit-related fees - the aggregate fees billed for assurance and related services by the principal accountant that are related to the performance of the audit or review of the registrant's financial statements and are not reported under paragraph (1) above.

Tax fees - the aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Other fees - the aggregate fees billed other than the services reported in audit, audit-related and tax fees.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Healthier Choices Management Corp. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in convertible preferred stock and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Intangible Assets for Business Combinations

Description of the Matter

As disclosed in Note 8 to the financial statements, during the year ended December 31, 2022, the Company completed the acquisitions of Mother Earth’s Storehouse Inc. and Green’s Natural Foods, Inc. for total aggregate consideration of approximately $14.4 million.  The transactions were accounted for as business combinations in accordance with Accounting Standards ASC 805, Business Combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed, based on their respective fair values identified, including intangible assets with an aggregate fair value (excluding goodwill) of approximately $4.9 million.  The Company, with the assistance of a third-party valuation specialist, estimated the fair values of the identified intangible assets using valuation models which require significant assumptions. The significant assumptions used to estimate the fair value of the identified intangible assets included discount rates, attrition rates, economic lives and financial projections.

Auditing management’s assessment of the acquisition date fair value of the identified intangible assets is highly subjective and judgmental. Based on the level of management judgment, we have determined the evaluation of the acquisition date fair value of the acquired intangible assets to be a critical audit matter.

How We Addressed the Matter in our Audit

Our audit procedures related to the accounting for valuation of intangible assets for business combinations to address this critical audit matter included the following:

•
We gained an understanding of the Company’s process with regards to the methodology used, and the factors considered around the inputs, sources of data used, assumptions and estimates used to determine the acquisition date fair value of the intangible assets acquired.

•
We tested the mathematical accuracy of the underlying schedules used in the valuation reports. We tested the completeness, accuracy and relevance of source information underlying the data used in the models.

•	We evaluated the Company’s future revenue growth rates by comparing them to historical results to ensure the reasonableness of these forecasts.
•	We assessed the appropriateness of the overall approach and models used in determining the fair value of each intangible asset acquired.
•	We evaluated the reasonableness of the assumptions used by management.
•
We involved valuation professionals with specialized skills and knowledge in performing audit procedures to evaluate the reasonableness of the Company’s estimates and assumptions used by the specialist to determine the selection of revenue growth rates, discount rates, attrition rates and royalty rates.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2017.

New York, NY
March 30, 2023

HEALTHIER CHOICES MANAGEMENT CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
CURRENT ASSETS
Cash	$22,911,892	$26,496,404
Accounts receivable	55,815	28,481
Notes receivable	189,225	247,915
Inventories	3,817,192	1,521,199
Prepaid expenses and vendor deposits	322,182	456,397
Investment	9,771	23,143
Other current assets	1,224,171	-
Restricted cash	1,778,232	-
TOTAL CURRENT ASSETS	30,308,480	28,773,539

Property, plant, and equipment, net of accumulated depreciation	3,112,908	176,988
Intangible assets, net of accumulated amortization	5,005,511	947,593
Goodwill	5,747,000	916,000
Right of use asset – operating lease, net	10,604,935	3,543,930
Other assets	476,196	85,437
TOTAL ASSETS	$55,255,030	$34,443,487

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,715,234	$1,642,848
Contingent consideration	774,900	-
Contract liabilities	198,606	23,178
Operating lease liability, current	2,228,852	437,328
Line of credit	453,232	418,036
Current portion of loan payment	536,542	2,604
TOTAL CURRENT LIABILITIES	9,907,366	2,523,994

Loan payable, net of current portion	2,378,061	815
Operating lease liability, net of current	8,041,504	2,685,021
TOTAL LIABILITIES	20,326,931	5,209,830

COMMITMENTS AND CONTINGENCIES (SEE NOTE 13)

CONVERTIBLE PREFERRED STOCK
Series E convertible preferred stock, $1,000 par value per share, 14,722 and 0 shares authorized, issued and outstanding as of December 31, 2022 and December 31, 2021; aggregate liquidation preference of $14.7 million	14,722,075	-

STOCKHOLDERS’ EQUITY
Series D convertible preferred stock, $1,000 par value per share, 5,000 shares authorized; 800 shares issued and outstanding as of December 31, 2022 and 2021, respectively; aggregate liquidation preference of $0.8 million	800,000	800,000
Common Stock, $0.0001 par value per share, 750,000,000,000 shares authorized; 339,741,632,384 issued and outstanding as of December 31, 2022 and 2021, respectively	33,974,163	33,974,163
Additional paid-in capital	29,045,802	30,855,824
Accumulated deficit	(43,613,941)	(36,396,330)
TOTAL STOCKHOLDERS’ EQUITY	20,206,024	29,233,657
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$55,255,030	$34,443,487

See notes to consolidated financial statements.

HEALTHIER CHOICES MANAGEMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2022	2021
SALES:
Vapor sales, net	$257,363	$2,084,813
Grocery sales, net	29,009,640	11,235,041
TOTAL SALES, NET	29,267,003	13,319,854

Cost of sales vapor	112,880	839,599
Cost of sales grocery	18,929,905	7,187,701
GROSS PROFIT	10,224,218	5,292,554

OPERATING EXPENSES	18,877,302	10,033,048

LOSS FROM OPERATIONS	(8,653,084)	(4,740,494)

OTHER INCOME (EXPENSE):
Gain on debt settlements	-	767,930
Other income (expense), net	1,246,192	(26)
Interest income (expense), net	202,653	(65,281)
(Loss) gain on investment	(13,372)	412
Total other income (expense), net	1,435,473	703,035

NET LOSS	$(7,217,611)	$(4,037,459)

NET LOSS PER SHARE BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	339,741,632,384	307,912,959,368

See notes to consolidated financial statements.

HEALTHIER CHOICES MANAGEMENT CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Series E Convertible Preferred Stock			Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares		Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2021	-		$-	16,277	$16,277,116	143,840,848,017	$14,384,084	$3,955,039	$(32,358,871)	$2,257,368

Issuance of common stock	-		-	-	-	1,182,831,056	118,283	1,289,273	-	1,407,556
Stock options exercised	-		-	-	-	2,275,000,000	227,500	-	-	227,500
Series C Preferred stock exercised	-		-	(16,277)	(16,277,116)	162,771,153,001	16,277,116	-	-	-
Issuance of Series D Convertible Preferred stock in connection with the Securities Purchase Agreement		-	-	5,000	5,000,000	-	-	-	-	5,000,000
Series D Convertible Preferred Stock exercised				(4,200)	(4,200,000)	6,562,500,000	656,250	3,543,750	-	-
Issuance of common stock in connection with the Rights Offering, net of offering expenses				-	-	27,046,800,310	2,704,680	21,639,637	-	24,344,317
Issuance of award stock for officers	-		-	-	-	2,200,000,000	220,000	(220,000)	-	-
Issuance of awarded stock for board member	-		-	-	-	50,000,000	5,000	(5,000)	-	-
Cancellation of awarded stock for officers	-		-	-	-	(6,050,000,000)	(605,000)	605,000	-	-
Cancellation of awarded stock for board member	-		-	-	-	(137,500,000)	(13,750)	13,750	-	-
Stock-based compensation expense	-		-	-	-	-	-	34,375	-	34,375
Net loss	-		-	-	-	-	-	-	(4,037,459)	(4,037,459)
Balance – December 31, 2021	-		$-	800	$800,000	339,741,632,384	$33,974,163	$30,855,824	$(36,396,330)	$29,233,657
Issuance of Series E Convertible Preferred stock in connection with the Securities Purchase Agreement, net of offering costs	14,722		14,722,075	-	-	-	-	(1,882,244)	-	(1,882,244)
Stock-based compensation expense	-		-	-	-	-	-	72,222	-	72,222
Net loss	-		-	-	-	-	-	-	(7,217,611)	(7,217,611)
Balance – December 31, 2022	14,722		$14,722,075	800	$800,000	339,741,632,384	$33,974,163	$29,045,802	$(43,613,941)	$20,206,024

See notes to consolidated financial statements.

HEALTHIER CHOICES MANAGEMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2022	2021
OPERATING ACTIVITIES:

Net loss	$(7,217,611)	$(4,037,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,061,615	497,408
Net gain on debt settlements	-	(767,930)
Amortization of right-of-use asset	1,164,027	534,691
Gain (loss) on investment	13,372	(412)
Write-down of obsolete and slow-moving inventory	1,507,213	707,710
Stock-based compensation expense	72,222	34,375
Change in contingent consideration	(333,100)	-
Write off intangible assets	53,958	-
Changes in operating assets and liabilities:
Accounts receivable	(27,334)	(4,806)
Inventories	(1,357,169)	(478,663)
Prepaid expenses and vendor deposits	134,215	(170,332)
Other current assets	(1,224,171)	-
Other assets	(390,759)	4,161
Accounts payable and accrued liabilities	4,072,386	557,185
Accrued interest on loan payable	-	60,809
Contract liabilities	(317,921)	1,916
Lease liability	(1,077,025)	(466,858)
NET CASH USED IN OPERATING ACTIVITIES	(3,866,082)	(3,528,205)

INVESTING ACTIVITIES:
Payment for acquisition	(10,291,674)	(75,000)
Collection of note receivable	58,690	56,596
Purchases of patent	(12,500)	(12,500)
Purchases of property and equipment	(480,925)	(56,418)
NET CASH USED IN INVESTING ACTIVITIES	(10,726,409)	(87,322)

FINANCING ACTIVITIES:
Proceeds from line of credit	35,196	418,036
Principal payment on the line of credit	-	(2,000,000)
Principal payments on loan payable	(88,816)	(803,397)
Proceeds from issuance of preferred stock	12,839,831	5,000,000
Proceeds from rights offering, net of offering costs	-	24,344,317
Proceeds from exercise of stock options	-	227,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,786,211	27,186,456

NET (DECREASE) INCREASE IN CASH AND RESTRICTED CASH	(1,806,280)	23,570,929
CASH AND RESTRICTED CASH — BEGINNING OF YEAR	26,496,404	2,925,475
CASH AND RESTRICTED CASH — END OF YEAR	$24,690,124	$26,496,404

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$35,730	$115,584
Cash paid for income tax	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with the exchange agreement	$-	$1,407,556
Issuance of promissory note in connection with acquisition	$3,000,000	$-
Lease acquired	$8,225,033	$-
Contingent consideration relating to acquisition	$1,108,000	$-

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

Through its wholly owned subsidiaries, the Company operates:

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

•	Mother Earth’s Storehouse, a two-store organic and health food and vitamin chain in New York’s Hudson Valley, which has been in existence for over 40 years.

•
Greens Natural Foods’ eight stores in New York and New Jersey, offering a selection of 100% organic produce and all-natural, non-GMO groceries & bulk foods; a wide selection of local products; an organic juice and smoothie bar; a fresh foods department, which offers fresh and healthy “grab & go” foods; a full selection of vitamins & supplements; as well as health and beauty products

Through its wholly owned subsidiary, Healthy Choice Wellness, LLC, the Company operates:

•	Licensing agreements for Healthy Choice Wellness Centers located at the Casbah Spa and Salon in Fort Lauderdale, FL, Boston Direct Health in Boston, MA and Green Care Medical Services in Chicago, IL.

These centers offer multiple vitamin drip mixes and intramuscular shots for clients to choose from that are designed to help boost immunity, fight fatigue and stress, reduce inflammation, enhance weight loss, and efficiently deliver antioxidants and anti-aging mixes. Additionally, there are IV vitamin mixes and shots for health, beauty, and re-hydration.

Through its wholly owned subsidiary, Healthy U Wholesale, the Company sells vitamins and supplements, as well as health, beauty, and personal care products on its website www.TheVitaminStore.com.

Additionally, the Company markets its patented the Q-Cup™ technology under the vape segment; this patented technology is based on a small, quartz cup called the Q-Cup™, which a customer partially fills with either cannabis or CBD concentrate (approximately 50mg) purchased from a third party. The Q-Cup™ is then inserted into the Q-Cup™ Tank or Globe, that heats the cup from the outside without coming in direct contact with the solid concentrate. This Q-Cup™ technology provides significantly more efficiency and an “on the go” solution for consumers who prefer to vape concentrates either medicinally or recreationally.

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

Sourcing and Vendors

We source from multiple suppliers. These suppliers range from small independent businesses to multinational conglomerates. For the fiscal years ended December 31, 2022 and 2021, approximately 36% and 25% of our total purchases were from one vendor.

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of the financial statement date.

The consolidated financial statements include the accounts of the Company Healthier Choices Management Corp., and its wholly-owned subsidiaries, Healthy Choice Markets, Inc., Healthy Choice Markets 2, LLC (“Paradise Health and Nutrition”), Healthy Choice Markets 3, LLC (“Mother Earth’s Storehouse”), Healthy Choices Markets 3 Real Estate LLC, Healthy Choice Markets IV, LLC (Green's Natural Foods), HCMC Intellectual Property Holdings, LLC, Healthy Choice Wellness, LLC, The Vitamin Store, LLC, Healthy U Wholesale, Inc., The Vape Store, Inc. (“Vape Store”), Vaporin, Inc. (“Vaporin”), Smoke Anywhere U.S.A., Inc. (“Smoke”), Emagine the Vape Store, LLC (“Emagine”), IVGI Acquisition, Inc., Vapormax Franchising LLC, Vaporin LLC, and Vaporin Florida, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Spin-Off

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

At the time of the Spin-Off, HCMC will distribute all the outstanding shares of Common Stock held by it on a pro rata basis to holders of HCMC’s common stock. Each share of HCMC’s common stock outstanding as the record date for the Spin-Off (the “Record Date”), will entitle the holder thereof to receive shares of Common Stock in NewCo. The distribution will be made in book-entry form by a distribution agent. Fractional shares of Common Stock will not be distributed in the Spin-Off and any fractional amounts will be rounded down. Please see more disclosure in Note 14 Stockholder Equity and Note 19 Subsequent Events.

Note 2. LIQUIDITY

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

As of December 31, 2022, the Company had cash of approximately $22.9 million and working capital of $20.4 million. In the past, the Company financed its operations principally through issuances of common stock and convertible preferred stock.  During the year ended December 31, 2022, the Company strengthened its liquidity and financial condition through issuance of Series E Convertible Preferred Stock in connection with Securities Purchase Agreement - see note 13 for a discussion.

The Company believes current cash on hand is sufficient to meet its obligations and capital requirements for at least the next twelve months from the date these financial statements are issued.

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

Use of Estimates in the Preparation of the Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of net revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include allowances, valuing equity securities and hybrid instruments, share-based payment arrangements, deferred taxes and related valuation allowances, and the valuation of the assets and liabilities acquired in business combinations. Certain of management’s estimates could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and records adjustments when necessary.

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

Shipping and Handling

Shipping charges billed to customers are included in net sales and the related shipping and handling costs are included in cost of sales. For the years ended December 31, 2022 and 2021, shipping and handling costs of approximately $98,000 and $68,000, were included in cost of sales, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less, when purchased, to be cash and cash equivalents. The majority of the Company’s cash are concentrated in one large financial institution, which is in excess of Federal Deposit Insurance Corporation (FDIC) coverage. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

A summary of the financial institutions that had a cash and cash equivalents in excess of FDIC limits of $250,000  on December 31, 2022 and 2021 is presented below:

	December 31, 2022	December 31, 2021
Total cash and restricted cash in excess of FDIC limits	$21,682,144	$26,023,593

The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests, as deposits are held in excess of federally insured limits. The Company has not experienced any losses in such accounts.

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in consolidated statements of cash flow:

	December 31, 2022	December 31, 2021
Cash	$22,911,892	$26,496,404
Restricted cash	1,778,232	-
Total cash and restricted cash	$24,690,124	$26,496,404

Restricted Cash

The Company's restricted cash consisted of cash balances which were restricted as to withdrawal or usage under the August 18, 2022 security purchase agreement for the purpose of funding any amounts due under the Series E Certificate of Designation upon the redemption of the Series E Preferred Stocks. The balance also included cash held  in the collateral account to cover the cash draw from the line of credit.

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

Accounts receivable balance represents credit sales, sales on account and billing to vendors for advertising vendors' products in our stores. Concentration of accounts receivable consist of the following:

	December 31, 2022	December 31, 2021

Customer A	17%	0%
Customer B	-	12%
Customer C	6%	30%

Other Current Assets

Other current assets are the non-trade related assets that the Company owns, benefits from, or uses to generate income that can be converted into cash within one business cycle. Included in “Other current assets” on our consolidated balance sheets are amounts primarily related to other receivables or non-trade receivable from government and other companies.

Inventories

Inventories are measured at the lower of cost and net realizable value using the average cost method. If the cost of the inventories exceeds their net realizable value, adjustments are recorded to write down excess inventory to their net realizable value. The Company’s inventories consist primarily of merchandise available for resale, such as vitamins, fresh produce, perishable grocery items and non-perishable consumable goods.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the respective asset, after the asset is placed in service. Revenue earning property, plant, and equipment includes signage, furniture and fixtures, building, computer hardware, appliance, cooler, displays with useful lives range from two to ten years. Leasehold improvements are amortized over the shorter of the life of the asset or the term of the lease.

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

Impairment of Long-Lived Assets

The Company reviews all long-lived assets such as property, plant, and equipment and amortized intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future cash flows expected to be generated by the asset or asset group. Impairment is measured by the amount by which the carrying value of the asset(s) exceeds their fair value. There were no triggering events that would indicate impairment of long-lived assets at December 31, 2022.

Goodwill

The Company assesses the carrying amounts of goodwill for recoverability on at least an annual basis or when events or changes in circumstances indicate evidence of potential impairment exists, using a fair value based test. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, and the useful life over which cash flows will occur. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for the Company. Our annual impairment test is conducted on September 30 of each year or more often if deemed necessary. As part of management's qualitative analysis at December 31, 2022 management determines whether any triggering events have occurred since the annual test date of September 30, 2022, which would indicate an impairment. Management determined no triggering events had occurred through December 31, 2022.

Advertising

The Company expenses advertising costs as incurred. For the years ended December 31, 2022 and 2021, the company incurred advertising expenses of $146,000 and $43,000, respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 or December 31, 2021. The Company had no uncertain tax positions as of December 31, 2022, and 2021.

Leases

Operating lease liabilities are recognized at the lease commencement date based on the present value of the fixed lease payments using the Company's incremental borrowing rates. Related operating ROU assets are recognized based on the initial present value of the fixed lease payments, reduced by contributions from landlords, plus any prepaid rent and direct costs from executing the leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease payments are recognized as lease expense as they are incurred.

The Company did not have finance leases in year 2022 and 2021. If the Company enters into a finance lease in the future, it will be accounted for in accordance with ASC Topic 842.

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

Business Combination

The Company applies the provisions of ASC Topic 805, Business Combinations (“ASC 805”) in the accounting for acquisitions of businesses. ASC 805 requires the Company to use the acquisition method of accounting by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, and measured at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the aforementioned amounts. Acquisition-related expenses were expensed as incurred and recorded in selling, general and administrative expenses in the consolidated statements of operations

Recent Accounting Pronouncements

Public companies in the United States are subject to the accounting and reporting requirements of various authorities, including the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (“SEC”). These authorities issue numerous pronouncements, most of which are not applicable to the Company’s current or reasonably foreseeable operating structure.

There were no accounting pronouncements issued in the year or with future effective dates that are either applicable nor are expected to have a material impact on the Company's Consolidated Financial Statements.

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

	December 31, 2022	December 31, 2021

Vapor sales, net	$257,363	$2,084,813
Grocery sales, net	29,009,640	11,235,041
Total revenue	$29,267,003	$13,319,854

Retail Vapor	$257,363	$2,084,744
Retail Grocery	25,867,061	9,923,137
Food service/restaurant	3,126,709	1,202,122
Online/e-Commerce	15,870	93,600
Wholesale Grocery	-	16,182
Wholesale Vapor	-	69
Total revenue	$29,267,003	$13,319,854

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

The following table summarizes the investment measured at fair value on a recurring basis as of December 31, 2022 and 2021:

Description	Fair Value Measurements Using Quoted Prices in Active Market (Level 1)	Mark to Market	December 31, 2022
Investment	$23,143	$(13,372)	$9,771

Description	Fair Value Measurements Using Quoted Prices in Active Market (Level 1)	Mark to Market	December 31, 2021
Investment	$22,731	$412	$23,143

Note 6. INVENTORIES

Inventories are measured at the lower of cost and net realizable value using the average cost method. If the cost of the inventories exceeds their market value, adjustments are recorded to write down excess inventory to its net realizable value. The Company, as a result of its physical inventory observations recorded the write down of inventories amounting to approximately $1.5 million and $0.7 million, approximately, in 2022 and 2021, respectively. The Company’s inventories consist primarily of merchandise available for resale.

	December 31, 2022	December 31, 2021

Vapor Business	$66,828	$188,793
Grocery Business	3,750,364	1,332,406
Total	$3,817,192	$1,521,199

Note 7. NOTES RECEIVABLE AND OTHER INCOME

On September 6, 2018, the Company entered into a secured, 36-month promissory note (the "Note") with VPR Brands L.P. for $582,260. The Note bears an interest rate of 7%, which payments thereunder are $4,141 weekly. The Company records all proceeds related to the interest of the Note as interest income as proceeds are received.

On August 31, 2022, the Company amended and restated the Secured Promissory Note (the "Amended Note") to extend the maturity date for one year. The outstanding balance for the amended note is $211,355. The Amended Note bears an interest rate of 7%, which payments thereunder are $1,500 weekly, with such payments commencing as of September 3, 2022. The Amended Note has a balloon payment of $145,931 for all remaining accrued interest and principal balance due in the final week of the 1-year extension of the Amended Note.

A summary of the Amended Note as of December 31, 2022 and 2021 is presented below:

	December 31,
Description	2022	2021
Promissory Note	$189,225	$247,915

For the years ended December 31, 2022 and 2021, the Company had notes receivable collections of approximately $59,000 and $57,000, respectively. These collections are recorded to other income in the Consolidated Statement of Operations.

Note 8. ACQUISITIONS

The purchase method of accounting in accordance with ASC 805, Business Combinations, was applied for the Mother Earth's Storehouse and Green's Natural Foods acquisitions. This requires the total cost of an acquisition to be allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition with the excess cost accounted for as goodwill. Goodwill arising from the acquisition is attributable to expected operational synergies from combining the operations of the acquired business with those of the Company. Acquisition costs are expensed as incurred and recorded in selling, general and administrative expenses in the consolidated statements of operations.

Mother Earth's Storehouse

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

The following table summarizes the purchase price allocation based on fair values of the net assets acquired at the acquisition date:

Purchase Consideration
Cash consideration paid	$5,150,000

Purchase price allocation
Inventory	805,000
Property, plant, and equipment	1,278,000
Intangible assets	1,609,000
Right of use asset - operating lease	1,797,000
Other liabilities	(283,000)
Operating lease liability	(1,797,000)
Goodwill	1,741,000
Net assets acquired	$5,150,000

Finite-lived intangible assets
Trade Names (8 years)	$513,000
Customer Relationships (6 years)	683,000
Non-Compete Agreement (5 years)	413,000
Total intangible assets	$1,609,000

The acquisition is structured as asset purchase in a business combination, and goodwill is tax-deductible, and amortizable over 15 years for tax purpose.

The results of operations of Mother's Earth have been included in the consolidated statements of operations as of the effective date of operations.

Revenue and net income for year ended December 31, 2022 from date of acquisition were $11.9 million and $0.30 million, respectively. Acquisition-related expenses of $157,000 were expensed as incurred and recorded in selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2022. The expenses primarily related to legal and other professional fees.

Green’s Natural Foods

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

The cash purchase price under the Asset Purchase Agreement was $5,142,000, with $3,000,000 seller financing in the form of promissory note. In addition, the seller is entitled to a contingent earn-out based on a certain revenue threshold within the one-year period of the closing.

The Company recorded $1,108,000 of contingent consideration based on the estimated financial performance for the one year following closing.  The contingent consideration was discounted at an interest rate of 3.8%, which represents the Company's weighted average discount rate.  Contingent consideration related to the acquisition is recorded at fair value (level 3) with changes in fair value recorded in other expense (income), net.

The following table summarizes the change in fair value of contingent consideration from acquisition date to December 31, 2022:

Fair Market Value - Level 3
Balance as of October 14, 2022	$1,108,000
Remeasurement	(333,100)
Balance as of December 31, 2022	$774,900

The following table summarizes the purchase price allocation based on fair values of the net assets acquired at the acquisition date:

October 14, 2022
Purchase Consideration
Cash consideration paid	$5,142,000
Promissory note	3,000,000
Contingent consideration issued to Green's Natural seller	1,108,000
Total Purchase Consideration	$9,250,000

Purchase price allocation
Inventory	$1,642,000
Property and equipment	1,478,000
Intangible assets	3,251,000
Right of use asset - Operating lease	6,427,000
Other liabilities	(211,000)
Operating lease liability	(6,427,000)
Goodwill	3,090,000
Net assets acquired	$9,250,000

Finite-lived intangible assets
Trade Names (8 years)	$1,133,000
Customer Relationships (6 years)	1,103,000
Non-Compete Agreement (5 years)	1,015,000
Total intangible assets	$3,251,000

The acquisition is structured as asset purchase in a business combination, and goodwill is tax-deductible, and amortizable over 15 years for tax purpose.

Revenue and net income for year ended December 31, 2022 were $6.3 million and $0.05 million, respectively, from the date of acquisition through December 31, 2022. Acquisition-related expenses of $906,000 were expensed as incurred and recorded in selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2022. The expenses primarily related to legal and other professional fees.

Revenue and Earnings

The following unaudited pro forma summary presents consolidated information of the Company, including Mother Earth's Storehouse and Green's Natural Foods, as if the business combinations had occurred on January 1, 2021, the earliest period presented herein:

	December 31,
	2022	2021
Sales	$55,103,386	$62,858,123
Net loss	(4,685,191)	(403,154)

The pro forma financial information includes adjustments that are directly attributable to the business combinations and are factually supportable. The pro forma adjustments include incremental amortization of intangible and remove non-recurring transaction costs directly associated with the acquisitions, such as legal and other professional service fees. The proforma data gives effects to actual operating results prior to the acquisition. These proforma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred as of the beginning of each period presented or that may be obtained in future periods. For the year ended December 31, 2022, the pro forma financial information excludes $1,063,000 of non-recurring acquisition-related expenses.

EIR Hydration

On November 30, 2021, the Company, through its wholly owned subsidiary, Healthy Choice Wellness Center, LLP, acquired EIR Hydration, an IV therapy center located in Roslyn Heights, NY. The cost of the transaction was $75,000 and it was treated as an asset purchase. The Company closed Roslyn Heights, NY wellness center in December 2022, and wrote off remaining book value of intangible assets in the amount of $54,000.

Note 9. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following:

	Year Ended December 31,
	2022	2021

Displays	$312,146	$305,558
Building	575,000	-
Furniture and fixtures	560,256	246,496
Leasehold improvements	1,910,719	136,504
Computer hardware & equipment	160,210	151,924
Other	587,602	315,788
	4,105,933	1,156,270
Less: accumulated depreciation and amortization	(993,025)	(979,282)
Total property, plant, and equipment	$3,112,908	$176,988

The Company incurred approximately $0.3 million and $0.1 million of depreciation expense for the years ended December 31, 2022 and 2021, respectively.

Note 10. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021

Beginning balance	$916,000	$916,000
Acquisitions	4,831,000	-
Ending balance	$5,747,000	$916,000

Intangible assets, net are as follows:

December 31, 2022	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	4-6 years	$2,669,000	$(1,033,306)	$1,635,694
Trade names	8-10 years	2,569,000	(725,723)	1,843,277
Patents	10 years	384,665	(159,658)	225,007
Non-compete	4-5 years	1,602,000	(300,467)	1,301,533
Intangible assets, net		$7,224,665	$(2,219,154)	$5,005,511

December 31, 2021	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	4-5 years	$883,000	$(685,823)	$197,177
Trade names	8-10 years	923,000	(536,661)	386,339
Patents	10 years	372,165	(122,233)	249,932
Non-compete	4-5 years	238,000	(133,646)	104,354
Website	4 years	10,000	(209)	9,791
Intangible assets, net		$2,426,165	$(1,478,572)	$947,593

Amortization expense was approximately $0.8 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively.

The weighted-average remaining amortization period of the Company’s amortizable intangible assets is approximately 5 years as of December 31, 2022. The estimated future amortization of the intangible assets is as follows:

For the years ending December 31,
2023	$922,358
2024	922,358
2025	916,858
2026	838,877
2027	694,456
Thereafter	710,604
Total	$5,005,511

Note 11. CONTRACT LIABILITIES

The Company’s contract liabilities consist of customer deposits, gift cards and loyalty rewards, for which the Company has a performance obligation to deliver products when customers redeem balances or terms expire through breakage.

A summary of the contract liabilities activity for the years ended December 31, 2022 and 2021 is presented below:

	Year ended December 31,
	2022	2021
Beginning balance as of January1,	$23,178	$21,262
Issued	859,383	39,469
Redeemed	(628,012)	(37,463)
Breakage recognized	(55,943)	(90)
Ending balance as of December 31,	$198,606	$23,178

Note 12. DEBT

The following table provides a breakdown of the Company's debt as of December 31, 2022 and 2021 is presented below:

	December 31,
	2022	2021
Promissory note	$2,913,788	$-
Other debt	815	3,419
Total debt	$2,914,603	$3,419
Current portion of long-term debt	(536,542)	(2,604)
Long-term debt	$2,378,061	$815

Revolving Line of Credit

On November 3, 2021, the Company entered into an agreement for a new revolving line of credit of $2.0 million and a blocked/restricted deposit account (“blocked account”) with Professional Bank in Coral Gables, Florida. The agreement included a variable interest rate that it is based on a rate of 1.0% over what is earned on the collateral account. Based on the agreement with the bank, each draw request from the credit line will be 100% cash secured with moneys held from the blocked account. The outstanding balances were $453,232 and $418,036 as of December 31, 2022 and 2021, respectively.

Term Loan Credit Agreement

On December 31, 2019, the Company entered into a Term Loan Credit Agreement (the “Credit Agreement”) with Professional Bank, a Florida banking corporation (the “Bank”), pursuant to which the Company issued a Term Note (the “Term Note”) in the principal amount of $1,400,000 in favor of the Bank. The Term Note bears interest at a rate equal to 1.5 percentage points in excess of that rate shown in the Wall Street Journal as the prime rate, adjusted annually (which was 5.50% as of December 31, 2020 and 2021). The proceeds of the Term Note were used for acquisitions and for general working capital requirements.

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

Promissory Note

In connection with the Green's Natural Foods acquisition, on October 14, 2022, the Company issued a secured promissory note (the “Greens Note”) in the principal amount of $3,000,000 as a portion of the purchase price. The Greens Note has a five-year term, an interest rate of 6.0% per annum and is secured by the assets of the Green's Natural Foods.

The Company may, at its option, at any time or from time to time prepay the outstanding principal amount or any accrued but unpaid interest, in each case in whole or in part, without penalty or premium, provided that any such prepayment of any outstanding amount of principal shall be accompanied by the payment of all accrued but unpaid interest on the amount of principal being prepaid, plus any costs and fees incurred.

Note 13. COMMITMENTS AND CONTINGENCIES

Employment Agreements

On August 13, 2018, the Company amended and restated its existing employment agreement with Jeffrey Holman, the Company’s Chief Executive Officer (the “Holman Employment Agreement”). The Holman Employment Agreement is for an additional three year term and provides for an annual base salary of $450,000 and a target bonus for 2020 only in an amount ranging from 20% to 200% of his base salaries subject to the Company meeting certain earnings before interest, taxes depreciation and amortization performance milestones. Mr. Holman is entitled to receive severance payments, including two years of his then base salary and other benefits in the event of a change of control, termination by the Company without cause, termination for good reason by the executive or non-renewal by the Company. Mr. Holman was also granted 11 billion shares of restricted common stock pursuant to the Holman Employment Agreement Amendment on the condition that 11 billion of his options to purchase Company common stock are forfeited. This restricted stock will vest one year following the date of issuance provided that the grantee remains an employee of the Company through each applicable vesting date. On August 12, 2019, the Company agreed to extend the expiration date of the vesting period for the restricted stock by six months to February 13, 2020. On August 12, 2020, the Company agreed to extend for a second time the expiration date of the vesting period for the restricted stock by six months to February 13, 2021. The term of the employment agreement shall be automatically renewed for successive one-year terms unless notice of non-renewal is given by either party at least 30 days before the end of the Term.

On February 26, 2021, the Company entered into an amended and restated employment agreement (the “Employment Agreement Amendment”) with the Company’s President and Chief Operating Officer, Christopher Santi. Pursuant to the Employment Agreement Amendment, Mr. Santi will continue to be employed as the Company’s President and Chief Operating Officer through January 30, 2024. Mr. Santi will receive a base salary of $0.4 million for 2021 and his salary will increase 10% in each subsequent year. The term of the amended employment agreement shall be automatically renewed for successive one-year terms unless notice of non-renewal is given by either party at least 30 days before the end of the Term.

On February 02, 2022, the Company entered into a second amended and restated employment agreement (the “Employment Agreement Amendment”) with the Company’s Chief Financial Officer, John Ollet. Pursuant to the Employment Agreement Amendment, Mr. Ollet will continue to be employed as the Company’s Chief Financial Officer through February 14, 2025. Mr. Ollet will receive a base salary of $0.3 million for 2022 and his salary will increase 10% in each subsequent calendar year. The term of the amended and restated employment agreement shall be automatically renewed for successive one-year terms unless notice of non-renewal is given by either party at least 30 days before the end of the Term.

Legal Proceedings

Two lawsuits were filed against the Company and its subsidiaries in connection with alleged claimed battery defects for an electronic cigarette device. Plaintiffs claim these batteries were sold by a store of the Company’s subsidiary and have sued for an undetermined amount of damages (other than a total of $0.4 million of medical costs). The initial complaints were filed between January 2019 and April 2019. We responded to the complaints in April 2019 and May 2019, respectively. Given the lack of information presented by the plaintiffs to date, the Company is unable to predict the outcome of these matters and, at this time, cannot reasonably estimate the possible loss or range of loss with respect to these legal proceedings.

On November 30, 2020, the Company filed a patent infringement lawsuit against Philip Morris USA, Inc., and Philip Morris Products S.A. in the U.S. District Court for the Northern District of Georgia. The lawsuit alleges infringement on HCMC-owned patent(s) by the Philip Morris product known and marketed as “IQOS®”.  Philip Morris claims that it is currently approaching 14 million users of its IQOS® product and has reportedly invested over $3 billion in their smokeless tobacco products. On December 3, 2021, the District Court for the Northern District of Georgia effectively dismissed HCMC’s patent infringement action against Philip Morris USA, Inc., and Philip Morris Products S.A. On December 14, 2021, the Company filed an appeal of the District Court for the Northern District of Georgia’s dismissal of the Company’s patent infringement action against Philip Morris USA, Inc., and Philip Morris Products S.A.

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

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations December 31, 2022. With respect to legal costs, we record such costs as incurred.

Fontem License Agreement

The Company has a non-exclusive license to certain products with Fontem Ventures B.V. (“Fontem”). The Company will make quarterly license and royalty payments in perpetuity to Fontem, based on the sale of qualifying products as defined in the license agreement at a royalty rate of 5.25%. For the years ended December 31, 2022 and 2021, the Company recorded expenses of $1,000 and $12,000 as part of its cost of goods. The agreement was terminated when the Company closed all retail stores.

Note 14. STOCKHOLDERS’ EQUITY

Equity Compensation Plans

The Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), awards grants to employees. The plan can award up to 100 billion shares of common stock and currently 5.5 billion shares are available for grant as of December 31, 2022.

The Company’s 2009 Equity Incentive Plan (the “2009 Plan”) awards grants to employees, non-employee directors and consultants in connection with their retention and/or continued employment by the Company. The 2009 Plan had no shares of common stock available for grant as of December 31, 2022.
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

Series C Convertible Preferred Stock

On November 17, 2020, the Company finalized the closing of the stock exchange with certain holders of its Series B Stock to exchange all the Series B Stock for 20,150 shares of Series C Convertible Preferred Stock (the “Series C Stock”). Each share of Series C Stock has a stated value equal to $1,000 and is convertible into Common Stock on a fixed basis at a conversion price of $0.0001 per share. The Series C Stocks have no voting rights.

During the years ended December 31, 2022 and 2021, the Company issued 0 share and 162.8 billion shares of Company common stock in connection with the exercise of Series C stock.
Series D Convertible Preferred Stock

On February 7, 2021, the Company entered into a Securities Purchase Agreement, pursuant to which the Company sold and issued 5,000 shares of its Series D Convertible Preferred Stock (the “Preferred Stock”) to accredited investors for $1,000 per share or an aggregate subscription of $5.0 million. As of December 31, 2021, the Company has issued 6.6 billion shares of Company common stock in connection with the exercise of 4,200 shares of the Series D Convertible Preferred Stock at a conversion price of $0.00064 per share. The conversion price for the exercise of the preferred stock was reset to the 80% of the lowest daily volume-weighted average price ("VWAP") during the 5 Trading Days immediately preceding the effective date of August 11, 2021. The Series D Stocks have no voting rights.

Series E Convertible Preferred Stock

On August 18, 2022, the Company entered into a Securities Purchase Agreement ("HCMC Preferred Stock") pursuant to which the Company sold and issued 14,722 shares of its Series E Convertible Preferred Stock to institutional investors for $1,000 per share or an aggregate subscription of $13.25 million. The number of shares issued to each participant is based on subscription amount multiplied by conversion rate of 1.1111. The Company also incurred offering costs of approximately $410,000, which covers legal and consulting fee.

The HCMC Preferred Stock have voting rights on as converted basis at the Company’s next stockholders’ meeting.  However, as long as any shares of HCMC Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the HCMC Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the HCMC Preferred Stock or alter or amend the Certificate of Designation, (b) increase the number of authorized shares of HCMC Preferred Stock, or (c) enter into any agreement with respect to any of the foregoing. Each share of Preferred Stock shall be convertible, at any time and from time to time at the option of the Holder thereof, into that number of shares of Common Stock (subject to the beneficial ownership limitations). The conversion price for the HCMC Preferred Stock shall equal $0.0001.

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

Spin-Off

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

At the time of the Spin-Off, HCMC will distribute all the outstanding shares of Common Stock held by it on a pro rata basis to holders of HCMC’s common stock. Each share of HCMC’s common stock outstanding as the record date for the Spin-Off (the “Record Date”), will entitle the holder thereof to receive shares of Common Stock in NewCo. The distribution will be made in book-entry form by a distribution agent. Fractional shares of Common Stock will not be distributed in the Spin-Off and any fractional amounts will be rounded down

Pursuant to the Securities Purchase Agreement, purchasers of the Series E Convertible Preferred Stock will also be required to purchase Series A Convertible Preferred Stock (“NewCo Series A Stock”) of a newly created public company (“NewCo”) resulting from spin off of HCMC’s grocery and wellness businesses in the same subscription amounts that the Purchasers paid for the HCMC Preferred Stock.

Restricted Stock

On January 14, 2021, the Compensation Committee of the Company approved an issuance of restricted stock to the Officers and a Director of the Company, in consideration for agreeing to a new vesting schedule for the existing awarded restricted stock. Each individual was granted a 10% increase from the original award agreement for a total of 2.3 billion shares of restricted common stock with fair value of $225,000, which will vest quarterly in equal amounts until December 31, 2022, provided that the grantee remains an employee of the Company through the vesting date.

On March 30, 2021, the Company and the Officers and a Director of the Company agreed to forfeit a total of 3.09 billion of restricted stocks that were due to vest on March 31, 2021.

On June 29, 2021, the Company and the Officers and a Director of the Company agreed to forfeit a total of 3.09 billion of restricted stocks that were due to vest on June 30, 2021.

On January 1, 2022, the Company granted 1,500,000,000 restricted shares of common stock to a non-employee with fair value of $150,000 that would vest in 2023 and 2024.

On December 14, 2022, the Company granted 4,000,000,000 of restricted stocks with fair value of $400,000 that would vest on the first anniversary of the grant date to two Directors of the Company.

The following table reflects the activity for all unvested restricted stocks during 2022:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2022	-	$-
Granted	5,500,000,000	284,677
Vested	-	-
Forfeited	-	-
Unvested at December 31, 2022	5,500,000,000	$284,677

Stock Options

A summary of option activity during the years ended December 31, 2022 and 2021 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Yrs.)	Aggregate Intrinsic Value

Outstanding, January 1, 2021	69,862,230,680	$0.00	6	$-
Options granted	-	0.00		-
Options forfeited or expired	(2,275,000,000)	0.00		-
Outstanding, December 31, 2021	67,587,230,680	$0.00	5	$-
Options granted	-	0.00		-
Options exercised	-	0.00		-
Options forfeited or expired	-	0.00		-
Outstanding, December 31, 2022	67,587,230,680	$0.00	4	-
Exercisable on December 31, 2022	67,587,230,680	$0.00	4	$-

During the years ended December 31, 2022 and 2021, the Company recognized stock-based compensation expense of approximately $72,222 and $34,375, respectively, in connection with the amortization of restricted stocks and stock options. Stock-based compensation expense is included as part of selling, general and administrative expense in the accompanying consolidated statements of operations.

Income (Loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon (a) the exercise of stock options (using the treasury stock method); (b) the conversion of Series D and Series E convertible preferred stocks; (c) the exercise of warrants (using the if-converted method); (d) the vesting of restricted stock units; and (e) the conversion of convertible notes payable. Diluted income (loss) per share excludes the potential common shares, as their effect is antidilutive. The following table summarizes the Company’s securities that have been excluded from the calculation of basic and dilutive income (loss) per share as their effect would be anti-dilutive:

	December 31,
	2022	2021

Preferred stock	148,470,000,000	1,250,000,000
Stock options	67,587,230,680	67,587,230,680
Restricted stock	5,500,000,000	-
Total	221,557,230,680	68,837,230,680

Note 15. LEASE

The Company has various lease agreements with terms up to 20 years, including leases of retail stores, headquarter and equipment. All the leases are classified as operating leases.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of December 31, 2022.

Maturity of Lease Liabilities by Fiscal Year
2023	$2,572,637
2024	1,995,148
2025	1,688,859
2026	1,504,408
2027	1,177,509
Thereafter	2,934,186
Total undiscounted operating lease payments	$11,872,747
Less: Imputed interest	(1,602,391)
Present value of operating lease liabilities	$10,270,356

The following summarizes the Company's operating leases:

Balance Sheet Classification	December 31, 2022	December 31, 2021
Right of use asset	$10,604,935	$3,543,930

Operating lease liability, current	$2,228,852	$437,328
Operating lease liability, net of current	8,041,504	2,685,021
Total operating lease liabilities	$10,270,356	$3,122,349

The amortization of the right-of-use asset of $1,164,027 was included in operating cash flows.

Other Information
Weighted-average remaining lease term for operating leases	6 years
Weighted-average discount rate for operating leases	3.83%

Rent expense for the years ended December 31, 2022 and 2021 was approximately $1.5 million and $0.9 million, respectively, is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

The following table represents the components of lease cost are as follows for twelve months ended December 31, 2022:

December 31, 2022
Operating lease cost	$759,207
Variable lease cost	403,329
Short-term lease cost	377,024
Total rent expense	$1,539,560

The aggregate cash payments under the leasing arrangement was approximately $1,077,000 for the year ended December 31, 2022 and was included in operating cash flows.

Note 16. INCOME TAXES

The Company did not have a provision for income taxes (current or deferred tax expense) for tax years ended December 31, 2022 and 2021. The following is a reconciliation of the expected tax expense (benefit) at the U.S. statutory rate to the actual tax expense (benefit) reflected in the accompanying statement of operations:

	Year Ended December 31,
	2022	2021

U.S. federal statutory rate	$(1,515,700)	$(847,867)
State and local taxes, net of federal benefit	(359,643)	(111,900)
Change in valuation allowance	2,733,655	734,615
True-up & deferred adjustment	144	11,441
Stock based compensation	-	8,171
Forgiveness of PPP loan	-	(210,432)
Other permanent items	-	-
Change in tax rate	(252,392)	89,360
Expired warrants	-	-
Other	(606,064)	326,612
	$-	$-

As of December 31, 2022 and 2021, the Company’s deferred tax assets and liabilities consisted of the effects of temporary differences attributable to the following:

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Net operating losses	$17,030,852	$14,136,491
Inventory reserves and allowances	-	30,156
Unrealized loss on investment	36,436	-
Accrued Expenses and Deferred Income	149,402	136,686
Charitable contribution	5,737	5,134
Stock based compensation	2,099,241	1,903,413
Net book value of fixed assets	-	1,961
Net book value of intangible assets	314,775	671,954
ASC 842 - Lease Accounting	44,484	33,891
Total deferred tax assets	19,680,927	16,919,686

Deferred tax liabilities:
Net book value of fixed assets	(27,540)	-
Total deferred tax liabilities	(27,540)	-

Net deferred tax assets	19,653,342	16,919,686
Valuation allowance	(19,653,342)	(16,919,686)
Net deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the positive and negative evidence available, management has determined that a valuation allowance is required at December 31, 2022 and 2021 to reduce the deferred tax assets to amounts that are more likely than not to be realized. The Company’s valuation increased by $2,733,655 and $734,615 for the tax years ended 2022 and 2021, respectively. Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax assets may be necessary.

At December 31, 2022 the Company had U.S. federal and state net operating loss carryforwards (“NOLS”) of 69.6 million and 54.0 million, respectively. Federal NOLs of $46.3 million expire beginning in 2032 through 2037 and $23.3 million do not expire and are subject to 80% of taxable income under Internal Revenue Code Section 172. State NOLs of $36.3 million expire beginning in 2032 through 2037 and $17.7 million do not expire and maybe subject to income limitations under each State statute. Utilization of our NOLS may be subject to an annual limitation under section 382 and similar state provisions of the Internal Revenue Code due to changes of ownership that may have occurred or that could occur in the future, as defined under the regulations.

On March 27, 2020, the CARES Act was enacted in response to COVID-19 pandemic, which, among other things, outlines the provisions of the Employer Retention Credit (the “ERC”). The ERC is a refundable tax credit for businesses that continued to pay employees while shut down due to the COVID-19 pandemic or had significant declines in gross receipts from March 13, 2020 to Dec. 31, 2021. Eligible employers can claim the ERC on an original or amended employment tax return for a period within those dates. The Company determined that it met the criteria to be eligible to claim a refundable credit during two 2021 periods. Under the terms of the CARES Act, the Company submitted amended 2021 payroll tax filings during 2022. As a result, the Company treated this credit of  $932,574 as a reduction of payroll and wages expenses for tax purpose.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. Among other provisions, the IRA includes a 15% corporate alternative minimum tax on applicable corporations and 1% excise tax on stock repurchases made after December 31, 2022. The IRA is not expected to have an impact on the consolidated financial statements.

The Company files a federal income tax return and income tax returns in various state tax jurisdictions and the Company is generally no longer subject examinations by federal and state tax authorities for years before 2019.

Note 17. SEGMENT INFORMATION

Management determines the reportable segments based on the internal reporting used by our executives to evaluate performance and to assess where to allocate resources. The Company evaluates segment performance based on the segment gross profit before corporate expenses.

Summarized below are the total net sales and segment operating profit for each reporting segment:

	Year Ended
	Net Sales		Segment Gross Profit
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Vapor	$257,363	$2,084,813	$144,483	$1,245,214
Grocery	29,009,640	11,235,041	10,079,735	4,047,340
Total	$29,267,003	$13,319,854	10,224,218	5,292,554
Corporate expenses			18,877,302	10,033,048
Operating loss			(8,653,084)	(4,740,494)
Corporate other income (expense), net			1,435,473	703,035
Net loss			(7,217,611)	(4,037,459)

For the year ended December 31, 2022 depreciation and amortization was approximately $19,000 and $1.0 million for Vapor and Grocery, respectively.

For the year ended December 31, 2021 depreciation and amortization was approximately $1,000 and $0.5 million for Vapor and Grocery, respectively.

Note 18. EMPLOYEE RETENTION CREDITS

Congress passed programs to provide financial assistance to companies during the COVID-19 pandemic, including the employee retention credit (ERC). The ERC provides eligible employers with credits per employee based on qualified wages and health insurance benefits paid. In December 2022, the Company filed application for Employee Retention Credits with the Internal Revenue Service. The company is reasonably assured the eligibility is met. The total amount eligible is $930,000. The amount was recorded in other current assets in consolidated balance sheet and other income in statement of operation.

Note 19. SUBSEQUENT EVENTS

On February 14, 2023, the Company completed the confidential submission of a Form S-1 draft registration statement with the U.S. Securities and Exchange Commission for the spin-off of its natural food grocery and wellness operations to a wholly owned subsidiary, Healthier Choices Wellness Corp., by way of dividend to HCMC stockholders.

On March 1, 2023, Healthier Choices Management Corp., entered in a First Amendment to that certain Securities Purchase Agreement (“SPA”)  with each purchaser (“Purchaser”) identified as those who participated in the Securities Purchase Agreement, dated as of August 18, 2022. The parties amended the SPA related to the conversion payment whereby upon conversion of the Preferred Stock prior to the record date for the Spin Off, the Company will pay the Purchaser ten percent (10%) of the Stated Value of the Preferred Stock converted.

As of March 30, 2023, 6,600,000,000 shares of common stocks were subsequently issued as a result of Series E preferred stock conversion. 556 shares of Series E Preferred Stock was redeemed, and approximately $556,000, including interest was paid.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

1.1	Form of Underwriting Agreement	S-1	7/10/15	1.1
2.1(a)	Business Sale Offer and Acceptance Agreement, dated April 11, 2016, by and between Vapor Corp. and Ada’s Whole Food Market LLC	8-K	5/23/16	2.1
2.1(b)	Asset Purchase Agreement, dated July 29, 2016, by and between Vapor Corp. and VPR Brands, L.P.	8-K	8/3/16	1.1
2.1(c)	Asset Purchase Agreement, dated November 19, 2018, by and among the Company and Paradise Health Foods, Inc.	8-K	11/21/18	2.1
2.1(d)	Membership Interest Purchase Agreement, dated December 14, 2018, by and among Healthy U Wholesale, Inc. and the Sellers named therein	8-K	12/26/18	2.2
2.1(e)	Asset Purchase Agreement, dated February 8, 2022, by and among the Healthy Choice Markets 3, LLC, Mother Earth’s Storehouse Inc., Christopher Schneider and Kevin Schneider	8-K	2/8/22	2.1
2.1(f)	Commercial Contract of Sale, dated of 9th day of February, 2022, between Mother Earth’s Storehouse, Inc. and Healthy Choice Markets 3 Real Estate LLC
3.1	Certificate of Incorporation	10-Q	11/16/15	3.1
3.1(a)	Certificate of Amendment to Certificate of Incorporation	8-K	3/03/17	3.1
3.1(b)	Certificate of Amendment to Certificate of Incorporation	S-1	7/10/15	3.2
3.1(c)	Certificate of Amendment to Certificate of Incorporation	S-4	12/11/15	3.2
3.1(d)	Certificate of Amendment to Certificate of Incorporation	8-K	2/2/16	3.1
3.1(e)	Certificate of Amendment to Certificate of Incorporation	8-K	3/9/16	3.1
3.1(f)	Certificate of Amendment to Certificate of Incorporation	8-K	6/1/16	3.1
3.1(g)	Certificate of Amendment to Certificate of Incorporation	8-K	8/5/16	3.1
3.1(h)	Certificate of Designation of Preferences, Rights And Limitations of Series D Convertible Preferred Stock	8-K	2/4/21	3.1
3.1(i)	Cancellation of Certificate of Designations
3.2	Bylaws	8-K	12/31/13	3.4
10.1	Form of Securities Purchase Agreement dated March 3, 2015	8-K	3/05/15	10.1
10.2*	2015 Equity Incentive Plan	S-1	6/01/15	10.28
10.3	Form of Letter Agreement dated June 19, 2015	8-K	6/25/15	10.4
10.4	Form of Letter Agreement dated June 19, 2015	8-K	6/25/15	10.5
10.9	RLOC Credit Agreement, dated December 23, 2021, by and among Healthier Choices Management Corp. and Professional Bank
10.10	Revolving Credit Note, dated December 31, 2019, issued by Healthier Choices Management Corp. in favor of Professional Bank

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
10.11*	Amendment to Vapor Corp. 2015 Equity Incentive Plan	S-8	2/8/17	4.2
10.12*	Form of Restricted Stock Award Agreement	8-K	8/20/18	10.4
10.13*	Second Amended and Restated Employment Agreement, entered into as of February 26, 2021 by and between the Company and Christopher Santi	8-K	3/5/21	10.1	X
10.14*	Third Amended and Restated Restricted Stock Agreement dated as of February 12, 2021 by and between Healthier Choices Management Corp. and Jeffrey Holman	10-K	3/8/21	10.12
10.15*	Third Amended and Restated Restricted Stock Agreement dated as of February 12, 2021 by and between Healthier Choices Management Corp. and Christopher Santi	10-K	3/8/21	10.13
10.16*	Third Amended and Restated Restricted Stock Agreement dated as of February 12, 2021 by and between Healthier Choices Management Corp. and John Ollet	10-K	3/8/21	10.14
10.17*	Third Amended and Restated Restricted Stock Agreement dated as of February 12, 2021 by and between Healthier Choices Management Corp. and Anthony Panariello	10-K	3/8/21	10.15
10.18*	Second Amended and Restated Employment Agreement, dated as of February 2, 2022 by and between the Company and John Ollet	8-K	2/2/22	10.1
10.19*	Amended and Restated Employment Agreement, dated as of March 13, 2018 by and between the Company and Jeffrey Holman	8-K	8/20/18	10.3
10.20	Securities Purchase Agreement, dated as of August 18, 2022, by and between Healthier Choices Management Corp. and the purchasers named therein	8-K	8/18/2022	10.1
10.21	First Amendment to Securities Purchase Agreement, dated as of March 1, 2023, by and between Healthier Choices Management Corp. and the purchasers named therein				X
16.1	Letter from Morrison, Brown, Argiz & Farra, LLC, dated April 26, 2017	8-K	4/28/17	16.1	X
21.1	List of Subsidiaries				X
23.1	Consent of Marcum LLP				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Link base Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Link base Document				Filed
101.LAB	XBRL Taxonomy Extension Label Link base Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Link base Document				Filed

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2023.

Healthier Choices Management Corp.

By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Holman	Principal Executive Officer	March 30, 2023
Jeffrey Holman	and Director

/s/ John A. Ollet	Chief Financial Officer	March 30, 2023
John A. Ollet	(Principal Financial and Accounting Officer)

/s/ Clifford J. Friedman	Director	March 30, 2023
Clifford J. Friedman

/s/ Anthony Panariello	Director	March 30, 2023
Anthony Panariello