Form 10-Q
period 2023-03-31
Healthier Choices Management Corp.
filed 2023-05-05
CIK 844856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	HCMC	OTC Pink Marketplace

As of May 4, 2023, there were 463,266,632,384 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TABLE OF CONTENTS

PAGE

PART I FINANCIAL INFORMATION	1

ITEM 1. Financial Statements	1

Condensed Consolidated Balance Sheets as of March 31, 2023 (Unaudited) and December 31, 2022	1

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2023 and 2022 (Unaudited)	2

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity for the Three Months Ended March 31, 2023 and 2022 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	21

ITEM 4. Controls and Procedures	21

PART II OTHER INFORMATION	23

ITEM 1. Legal Proceedings	23

ITEM 1A. Risk Factors	24

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

ITEM 3. Defaults Upon Senior Securities	24

ITEM 4. Mine Safety Disclosures	24

ITEM 5. Other Information	24

ITEM 6. Exhibits	24

Signatures	26

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023 (Unaudited)	December 31, 2022
ASSETS
CURRENT ASSETS
Cash	$19,765,487	$22,911,892
Accounts receivable, net	100,633	55,815
Notes receivable	172,905	189,225
Inventories	3,967,497	3,817,192
Prepaid expenses and vendor deposits	577,569	322,182
Investment	5,314	9,771
Other current assets	944,470	1,224,171
Restricted cash	1,728,232	1,778,232
TOTAL CURRENT ASSETS	27,262,107	30,308,480

Property, plant, and equipment, net of accumulated depreciation	3,096,599	3,112,908
Intangible assets, net of accumulated amortization	4,774,609	5,005,511
Goodwill	5,747,000	5,747,000
Right of use asset – operating lease, net	11,003,033	10,604,935
Other assets	475,425	476,196

TOTAL ASSETS	$52,358,773	$55,255,030

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,977,089	$5,715,234
Contingent consideration	797,000	774,900
Contract liabilities	200,372	198,606
Line of credit	453,232	453,232
Current portion of loan payment	543,945	536,542
Operating lease liability, current	2,036,415	2,228,852
TOTAL CURRENT LIABILITIES	9,008,053	9,907,366

Loan payable, net of current portion	2,239,044	2,378,061
Operating lease liability, net of current	8,657,428	8,041,504
TOTAL LIABILITIES	19,904,525	20,326,931

COMMITMENTS AND CONTINGENCIES (SEE NOTE 13)

CONVERTIBLE PREFERRED STOCK
Series E redeemable convertible preferred stock, $1,000 par value per share, 14,722 shares authorized, 13,497 shares and 14,722 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively; aggregate liquidation preference of $13.5 million and $14.7 million as of March 31, 2023 and December 31, 2022, respectively	13,496,525	14,722,075
STOCKHOLDERS’ EQUITY
Series D convertible preferred stock, $1,000 par value per share, 5,000 shares authorized; 800 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively; aggregate liquidation preference of $0.8 million	800,000	800,000
Common Stock, $0.0001 par value per share, 750,000,000,000 shares authorized; 346,441,632,384 and 339,741,632,384 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	34,644,163	33,974,163
Additional paid-in capital	29,034,802	29,045,802
Accumulated deficit	(45,521,242)	(43,613,941)
TOTAL STOCKHOLDERS’ EQUITY	18,957,723	20,206,024

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$52,358,773	$55,255,030

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
SALES
Vapor sales, net	$38	$249,563
Grocery sales, net	13,559,706	4,798,990
TOTAL SALES, NET	13,559,744	5,048,553

Cost of sales vapor	653	111,684
Cost of sales grocery	8,644,700	2,964,355
GROSS PROFIT	4,914,391	1,972,514

OPERATING EXPENSES	6,897,438	3,327,420

LOSS FROM OPERATIONS	(1,983,047)	(1,354,906)

OTHER INCOME (EXPENSE)
(Loss) gain on investment	(4,457)	3,514
Other (expense) income, net	(17,450)	16,874
Interest income, net	97,653	16,603
Total other income (expense), net	75,746	36,991

Net loss	$(1,907,301)	$(1,317,915)

Induced conversions of Preferred Stock	(61,000)	-

Net loss attributable to common stockholders	$(1,968,301)	$-

NET LOSS PER SHARE-BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	341,671,076,830	339,741,632,384

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022
(Unaudited)
	Series E Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2023	14,722	$14,722,075	800	$800,000	339,741,632,384	$33,974,163	$29,045,802	$(43,613,941)	$20,206,024
Series E convertible preferred stock redeemed	(556)	(555,550)	-	-	-	-	-	-	-
Conversion of series E convertible preferred stock	(670)	(670,000)	-	-	6,700,000,000	670,000	-	-	670,000
Induced conversions of preferred stock	-	-	-	-	-	-	(61,000)	-	(61,000)
Stock-based compensation expense	-	-	-	-	-	-	50,000	-	50,000
Net loss	-	-	-	-	-	-	-	(1,907,301)	(1,907,301)
Balance – March 31, 2023	13,497	$13,496,525	800	$800,000	346,441,632,384	$34,644,163	$29,034,802	$(45,521,242)	$18,957,723

	Series E Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2022	-	-	800	$800,000	339,741,632,384	$33,974,163	$30,855,824	$(36,396,330)	$29,233,657
Net loss	-	-	-	-	-	-	-	(1,317,915)	(1,317,915)
Balance – March 31, 2022	-	-	800	$800,000	339,741,632,384	$33,974,163	$30,855,824	$(37,714,245)	$27,915,742

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(1,907,301)	$(1,317,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	373,462	193,322
Loss (gain) on investment	4,457	(3,514)
Amortization of right-of-use asset	695,192	177,643
Write-down of obsolete and slow-moving inventory	523,087	115,842
Stock-based compensation expense	50,000	-
Change in contingent consideration	22,100	-
Changes in operating assets and liabilities:
Accounts receivable	(44,818)	(9,031)
Inventories	(673,392)	(160,312)
Prepaid expenses and vendor deposits	(255,387)	157,641
Other current assets	279,701	-
Other assets	771	(27,446)
Accounts payable and accrued expenses	(744,145)	415,957
Contract liabilities	1,766	(61,965)
Lease liability	(669,803)	(159,851)
NET CASH USED IN OPERATING ACTIVITIES	(2,344,310)	(679,629)

INVESTING ACTIVITIES
Acquisition of Mother Earth's Storehouse	-	(5,150,000)
Collection of note receivable	16,320	13,772
Purchases of property and equipment	(126,251)	(127,275)
NET CASH USED IN INVESTING ACTIVITIES	(109,931)	(5,263,503)

FINANCING ACTIVITIES
Proceeds from line of credit	-	35,196
Principal payments on loan payable	(131,614)	(638)
Payment of induced conversions of preferred stock	(55,000)	-
Payment for series E preferred stock redemption	(555,550)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(742,164)	34,558

NET DECREASE IN CASH AND RESTRICTED CASH	(3,196,405)	(5,908,574)
CASH AND RESTRICTED CASH— BEGINNING OF PERIOD	24,690,124	26,496,404
CASH AND RESTRICTED CASH — END OF PERIOD	$21,493,719	$20,587,830

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$44,478	$1,428
Cash paid for income tax	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock in connection with series E preferred stock conversion	$670,000	$-
Right-of-use assets obtained in exchange for operating lease liabilities	$1,093,290	$1,797,667
Accrued payment of induced conversions of preferred stock	$6,000	$-

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

•	Mother Earth’s Storehouse, a two-store organic and health food and vitamin chain in New York’s Hudson Valley, a business that has been in existence for over 40 years.

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

Through its wholly owned subsidiary, Healthy U Wholesale, Inc, the Company sells vitamins and supplements, as well as health, beauty, and personal care products on its website www.TheVitaminStore.com.

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

Spin-Off

The Company has commenced steps to spin off ("Spin-Off") its grocery segment and wellness business into a new publicly traded company (hereinafter referred to as “NewCo”). NewCo will continue the path of growth in the wellness verticals started by HCMC and explore other growth opportunities that comport with HCMC’s healthier lifestyle mission. Following the Spin-Off, HCMC will retain its entire patent suite, the Q-Cup® brand, and continue to develop its patent suite through R&D as well as continuing its path of enforcing its patent rights against infringers and attempting to monetize said patents through licensing deals.

At the time of the Spin-Off, HCMC will distribute all the outstanding shares of Common Stock held by it on a pro rata basis to holders of HCMC’s common stock. Shares of HCMC’s common stock outstanding as of the record date for the Spin-Off (the “Record Date”), will entitle the holder thereof to receive a certain number of shares of Common Stock in NewCo. The distribution will be made in book-entry form by a distribution agent. Fractional shares of Common Stock will not be distributed in the Spin-Off and any fractional amounts will be rounded down. Please see more disclosure in Note 12 Stockholder Equity.

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

The Company currently and historically has reported net losses and cash outflows from operations. As of March 31, 2023, the Company had cash of approximately $19.8 million and working capital of $18.3 million. In the past, the Company financed its operations primarily through issuances of common stock and convertible preferred stock. The Company believes current cash on hand is sufficient to meet its obligations and capital requirements for at least the next twelve months from the date of filing.

Note 3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The Company has made estimates and judgments affecting the amounts reported in the Company’s unaudited condensed consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from the Company’s estimates. The condensed consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023. The condensed consolidated balance sheet as of December 31, 2022 was derived from the Company’s audited 2022 financial statements contained in the above referenced Form 10-K. Results of the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2022 Annual Report.

Reclassification

Certain amounts in the condensed consolidated financial statements and related notes have been reclassified to conform to the current year presentation. Such reclassifications do not impact the Company's previously reported financial position or net income (loss). $75,000 inventory shrink was originally presented in the statement of cash flow under change in operating assets inventory in cash used in operating activities for three months ended March 31, 2022, it was reclassified to write-down of obsolete and slow-moving inventory under cash used in operating activities in the statement of cash flow.

Note 4. CONCENTRATIONS

Cash and Restricted Cash

The Company considers all highly liquid instruments with an original maturity of three months or less, when purchased, to be cash and cash equivalents. The majority of the Company’s cash is concentrated in one large financial institution, which is in excess of Federal Deposit Insurance Corporation (FDIC) coverage. The Company did not have any cash equivalent as of March 31, 2023, and  December 31, 2022.

A summary of the financial institution that had cash in excess of FDIC limits of $250,000 on March 31, 2023 and December 31, 2022 is presented below:

	March 31, 2023	December 31, 2022
Total cash in excess of FDIC limits of $250,000	$18,646,360	$21,682,144

The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests, as deposits are held in excess of federally insured limits. The Company has not experienced any losses in such accounts.

The following table provides a reconciliation of cash and restricted cash to amounts shown in unaudited condensed consolidated statements of cash flow:

	March 31, 2023	March 31, 2022
Cash	$19,765,487	$20,587,830
Restricted cash	1,728,232	-
Total cash and restricted cash	$21,493,719	$20,587,830

Restricted Cash

The Company's restricted cash consisted of cash balances which were restricted as to withdrawal or usage under the August 18, 2022 securities purchase agreement for the purpose of funding any amounts due under the Series E Certificate of Designation upon the redemption of the Series E Preferred Stock. The balance also included cash held  in the collateral account to cover the cash draw from the line of credit.

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

	Three Months Ended March 31,
	2023	2022
Vapor	$38	$249,563
Grocery	13,559,706	4,798,990
Total revenue	$13,559,744	$5,048,553

Retail Vapor	$38	$249,563
Retail Grocery	11,613,730	4,283,288
Food service/restaurant	1,943,914	509,810
Online/eCommerce	2,062	5,892
Total revenue	$13,559,744	$5,048,553

Loss from operations - Vapor	(6,672)	(18,967)
(Loss) income from operations - Grocery	(276,842)	163,936
Corporate items	(1,699,533)	(1,499,875)
Total loss from operations	$(1,983,047)	$(1,354,906)

Note 6. NOTES RECEIVABLE AND OTHER INCOME

On September 6, 2018, the Company entered into a secured, 36-month promissory note (the “Note”) with VPR Brands L.P. for $582,260. The Note bears an interest rate of 7.00%, which payments thereunder are $4,141 weekly. The Company records all proceeds related to the interest of the Note as interest income as proceeds are received.

On August 31, 2022, the Company amended and restated the Note (the "Amended Note") with VPR Brands L.P. to extend the maturity date for one year. The outstanding balance for the Amended Note is $211,355. The Amended Note bears an interest rate of 7.00%, which payments thereunder are $1,500 weekly, with such payments commencing as of September 3, 2022. The Amended Note has a balloon payment of $145,931 for all remaining accrued interest and principal balance due in the final week of the 1-year extension of the Amended Note.

A summary of the Amended Note as of March 31, 2023 and December 31, 2022 is presented below:

Description	March 31, 2023	December 31, 2022
Promissory Note	$172,905	$189,225

Note 7. ACQUISITION

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

The following table summarizes the change in fair value of contingent consideration from acquisition date to March 31, 2023:

Fair Market Value - Level 3
Balance as of October 14, 2022	$1,108,000
Remeasurement	(333,100)
Balance as of December 31, 2022	$774,900
Remeasurement	22,100
Balance as of March 31, 2023	$797,000

The following table summarizes the purchase price allocation based on fair values of the net assets acquired at the acquisition date:

October 14, 2022
Purchase Consideration
Cash consideration paid	$5,142,000
Promissory note	3,000,000
Contingent consideration issued to Green's Natural seller	1,108,000
Total Purchase Consideration	$9,250,000

Purchase price allocation
Inventory	$1,642,000
Property and equipment	1,478,000
Intangible assets	3,251,000
Right of use asset - Operating lease	6,427,000
Other liabilities	(211,000)
Operating lease liability	(6,427,000)
Goodwill	3,090,000
Net assets acquired	$9,250,000

Finite-lived intangible assets
Trade Names (8 years)	$1,133,000
Customer Relationships (6 years)	1,103,000
Non-Compete Agreement (5 years)	1,015,000
Total intangible assets	$3,251,000

The acquisition is structured as asset purchase in a business combination, and goodwill is tax-deductible, and amortizable over 15 years for tax purpose.

Revenue and Earnings

The following table represents the combined pro forma revenue and net loss for the three months ended March 31, 2022:

For Three Months Ended March 31, 2022
Sales	$13,156,447
Net loss	$(1,585,281)

The combined proforma revenue and net loss for the three month period ended March 31, 2022 were prepared as though acquisition occurred as of January 1, 2022.

Note 8. PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment consist of the following:
	March 31, 2023	December 31, 2022
Displays	$312,146	$312,146
Building	575,000	575,000
Furniture and fixtures	572,224	560,256
Leasehold improvements	1,910,719	1,910,719
Computer hardware & equipment	177,652	160,210
Other	684,443	587,602
	4,232,184	4,105,933
Less: accumulated depreciation and amortization	(1,135,585)	(993,025)
Total property, plant, and equipment	$3,096,599	$3,112,908

The Company incurred approximately $142,560 and $49,936 of depreciation expense for the three months ended March 31, 2023 and 2022, respectively.

Note 9. INTANGIBLE ASSETS

Intangible assets, net are as follows:

March 31, 2023	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	8-10 years	$2,569,000	$(800,880)	$1,768,120
Customer relationships	4-6 years	2,669,000	(1,107,722)	1,561,278
Patents	10 years	384,665	(169,587)	215,078
Non-compete	4-5 years	1,602,000	(371,867)	1,230,133
Intangible assets, net		$7,224,665	$(2,450,056)	$4,774,609

December 31, 2022	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	8-10 years	$2,569,000	(725,723)	$1,843,277
Customer relationships	4-6 years	2,669,000	(1,033,306)	1,635,694
Patents	10 years	384,665	(159,658)	225,007
Non-compete	4-5 years	1,602,000	(300,467)	1,301,533
Intangible assets, net		$7,224,665	$(2,219,154)	$5,005,511

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense was approximately  $230,902 and $143,386 for the three months ended March 31, 2023 and 2022, respectively. Future annual estimated amortization expense is as follows:

Years ending December 31,
2023 (remaining nine months)	$692,706
2024	923,608
2025	918,108
2026	840,127
2027	695,498
Thereafter	704,562
Total	$4,774,609

Note 10. CONTRACT LIABILITIES

A summary of the contract liabilities activity at March 31, 2023 and December 31, 2022 is presented below:

	March 31, 2023	December 31, 2022
Beginning balance as January 1,	$198,606	$23,178
Issued	695,438	859,383
Redeemed	(640,160)	(628,012)
Breakage recognized	(53,512)	(55,943)
Ending balance	$200,372	$198,606

Note 11. DEBT

The following table provides a breakdown of the Company's debt as of March 31, 2023 and December 31, 2022 is presented below:

_	March 31, 2023	December 31, 2022
Promissory note	$2,782,847	$2,913,788
Other debt	142	815
Total debt	$2,782,989	$2,914,603
Current portion of long-term debt	(543,945)	(536,542)
Long-term debt	$2,239,044	$2,378,061

Note 12. STOCKHOLDERS’ EQUITY

Series E Convertible Preferred Stock

On August 18, 2022, the Company entered into a Securities Purchase Agreement ("Series E Preferred Stock") pursuant to which the Company sold and issued 14,722 shares of its Series E Redeemable Convertible Preferred Stock to institutional investors for $1,000 per share or an aggregate subscription of $13.25 million. The number of shares issued to each participant is based on subscription amount multiplied by conversion rate of 1.1111. The Company also incurred offering costs of approximately $410,000, which covers legal and consulting fee.
The HCMC Series E Preferred Stock shall have voting rights on as converted basis at the Company’s next stockholders’ meeting. However, as long as any shares of HCMC Series E Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the HCMC Series E Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the HCMC Series E Preferred Stock or alter or amend the Certificate of Designation, (b) increase the number of authorized shares of HCMC Series E Preferred Stock, or (c) enter into any agreement with respect to any of the foregoing. Each share of Series E Preferred Stock shall be convertible, at any time and from time to time at the option of the Holder thereof, into that number of shares of Common Stock (subject to the beneficial ownership limitations). The initial conversion price for the HCMC Series E Preferred Stock shall equal $0.0001.
Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary that is not a Fundamental Transaction (as defined in the Certificate of Designation), the holders of HCMC Series E Preferred Stock shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to $1,000 per share of Series E Preferred Stock.

Unless earlier converted or extended as set forth below, a holder may require the redemption of all or a portion of the stated value of the HCMC Series E Preferred Stock either (1) six months after closing or (2) the time at which the balance is due and payable upon an event of default.

On March 1, 2023, the Company entered into a First Amendment to HCMC Series E Preferred Stock with each purchaser ("Purchaser") identified as those who participated in the HCMC Series E Preferred Stock, dated as of August 18, 2022.  The parties amended the HCMC Preferred Stock related to the conversion payment whereby upon conversion of the Series E Preferred Stock prior to the record date for the Spin-Off, the Company will pay the Purchaser ten percent (10%) of the stated value of the Series E Preferred Stock converted. The record date is May 1, 2023.

As of March 31, 2023, 6,700,000,000 shares of common stock were issued as a result of the Series E preferred stock conversion. 556 shares of Series E preferred stock was redeemed and approximately $556,000 was paid for redemption.

Pursuant to the Securities Purchase Agreement, purchasers of the Series E Convertible Preferred Stock will also be required to purchase Series A Convertible Preferred Stock of NewCo resulting from spin off of HCMC’s grocery and wellness businesses in the same subscription amounts that the Purchasers paid for the HCMC Series E Preferred Stock.

Stock Options

During the three months ended March 31, 2023 and 2022, no stock options of the Company were exercised into common stock.

During the three months ended March 31, 2023 and 2022, the Company recognized stock-based compensation of approximately $50,000 and $0, respectively in connection with amortization of restricted stock and stock options. Stock based compensation is included as part of selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.

Income (Loss) Per Share

The following table summarizes the Company’s securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	As of March 31,
	2023	2022
Preferred stock	136,215,000,000	1,250,000,000
Stock options	67,587,000,000	67,587,000,000
Restricted stock	5,500,000,000	-
Total	209,302,000,000	68,837,000,000

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

On December 3, 2021, the District Court for the Northern District of Georgia effectively dismissed HCMC’s patent infringement action against Philip Morris USA, Inc. and Philip Morris Products S.A. In connection with such dismissal, the defendants sought to recover attorney’s fees from the Plaintiff. On February 22, 2022, the District Court for the Northern District of Georgia granted the defendant’s an award of approximately $575,000 in attorneys’ fees to be paid by the Company. The Company has fully provisioned this amount as of December 31, 2022. HCMC appealed this ruling on June 22, 2022. Refer to Note 14 Subsequent Event.
From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations as of March 31, 2023. With respect to legal costs, we record such costs as incurred.

Note 14. SUBSEQUENT EVENTS

On April 12, 2023, the U.S. Court of Appeals for the Federal Circuit ruled in favor of HCMC on two separate appeals it had filed in its patent infringement action against Philip Morris USA, Inc. and Philip Morris Products S.A. pending in the district court for the Northern District of Georgia.

In the first appeal, HCMC appealed the ruling of the District Court dismissing HCMC’s patent infringement action and denying HCMC’s motion to amend its pleading. In the second appeal, HCMC appealed the District Court’s award of attorneys’ fees to Philip Morris. In its decisions, the Federal Circuit ruled for HCMC by reversing both of those decisions and remanded the case back to the District Court for further proceedings.

As of the date of filing, 9,150,000,000 shares of common stock were subsequently issued since March 31, 2023 as a result of HCMC Series E Preferred Stock conversions.

On April 23, 2023, the Board of Directors of HCMC approved the Second Amendment to the 2015 Equity Incentive Plan which increased the number of shares of HCMC common stock authorized for issuance under the Amended Plan to 225,000,000,000 shares. The board of directors also approved the issuance of an additional 107,675,000,000 shares of restricted common stock to the employees and executive officers of HCMC. The grants of restricted common stock will commence vesting at 12.5% of the award on February 1, 2024 and will vest in 2.5% increments on the last day of each calendar quarter thereafter through September 30, 2025.

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
Through its wholly owned subsidiaries, Healthy Choice Markets, Inc., Healthy Choice Markets 2, LLC, and Healthy Choice Markets 3, LLC, and Healthy Choice Markets IV, LLC respectively, the Company operates:
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
•
Green's Natural Foods’ eight stores in New York and New Jersey, offering a selection of 100% organic produce and all-natural, non-GMO groceries & bulk foods; a wide selection of local products; an organic juice and smoothie bar; a fresh foods department, which offers fresh and healthy “grab & go” foods; a full selection of vitamins & supplements; as well as health and beauty products (www.Greensnaturalfoods.com).

Through its wholly owned subsidiary, Healthy Choice Wellness, LLC, the Company has licensing agreements for Healthy Choice Wellness Centers at the Casbah Spa and Salon in Fort Lauderdale, FL, and Boston Direct Health in Boston, MA. These centers offer multiple IV drip “cocktails” for clients to choose from that are designed to help boost immunity, fight fatigue and stress, reduce inflammation, enhance weight loss, and efficiently deliver antioxidants and anti-aging mixes. Additionally, there are cocktails for health, beauty, and re-hydration. (www.HealthyChoiceWellness.com).

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

The Company incurred a loss from operations of approximately $2.0 million for the three months ended March 31, 2023. As of March 31, 2023, cash totaled approximately $19.8 million. The Company expects to continue incurring losses for the foreseeable future but we anticipate that our current cash and additional cash to be generated from operations will be sufficient to cover our projected operating expenses for the foreseeable future. Management does not believe there are any substantial doubts about the Company’s ability to continue as a going concern within a year and a day from the issuance of these unaudited consolidated financial statements.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 that is used in the following discussions of our results of operations:

	Three Months Ended March 31,		2023 to 2022
	2023	2022	Change $
SALES
Vapor sales, net	$38	$249,563	$(249,525)
Grocery sales, net	13,559,706	4,798,990	8,760,716
TOTAL SALES, NET	13,559,744	5,048,553	8,511,191

Cost of sales vapor	653	111,684	(111,031)
Cost of sales grocery	8,644,700	2,964,355	5,680,345
GROSS PROFIT	4,914,391	1,972,514	2,941,877

OPERATING EXPENSES
Selling, general and administrative	6,897,438	3,327,420	3,570,018
LOSS FROM OPERATIONS	(1,983,047)	(1,354,906)	(628,141)

OTHER INCOME (EXPENSE)
(Loss) gain on investment	(4,457)	3,514	(7,971)
Other (expense) income, net	(17,450)	16,874	(34,324)
Interest income	97,653	16,603	81,050
Total other income (expense), net	75,746	36,991	38,755

NET LOSS	$(1,907,301)	$(1,317,915)	$(589,386)

Net vapor sales decreased approximately $0.2 million to $0.0 thousand for the three months ended March 31, 2023 as compared to $0.2 million for the same period in 2022. The decrease in sales is primarily due to closing all retail vape store, as management has shifted its retail sales focus to the wholesale and online channel. The sales for the three months ended March 31, 2023, were significantly impacted by technical issues associated with the processing of credit card payments. Management is continuing to work with the third-party provider to address the matter.

Net grocery sales increased $8.8 million to $13.6 million for the three months ended March 31, 2023 as compared to $4.8 million for the same period in 2022. The $8.8 million increase in grocery sales was primarily due to the acquisition of Mother Earth's Storehouse and Green's Natural Foods.

Vapor cost of goods sold for the three months ended March 31, 2023 and 2022 were $1.0 thousand and $0.1 million, respectively, a decrease of $0.1 million. The decrease is primarily due to closing retail vape stores, as management has shifted its retail sales focus to the wholesale and online channel. Gross (loss) profit was $(0.6) thousand and $0.1 million for three months ended March 31, 2023 and 2022, respectively.

Grocery cost of goods sold for the three months ended March 31, 2023 and 2022 were $8.6 million and $3.0 million, respectively. The increase of $5.6 million is primarily due to the acquisition of Mother Earth's Storehouse and Green's Natural Foods stores. Gross profit was $4.9 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively. Gross margin as a percentage of sales decreased approximately 2.0% as compared to the same period in prior year as a result of increased inventory shrink and inventory reserve.

Total operating expenses increased $3.6 million to $6.9 million for the three months ended March 31, 2023 compared to $3.3 million for the same period in 2022. The increase is due to the acquisition of Mother Earth's Storehouse and Green's Natural Foods stores, and increases in professional fees of $0.1 million, and stock compensation expense  of $0.05 million.

Total net other income increased $39,000 to $76,000 for the three months ended March 31, 2023 compared to $37,000 for the same period in 2022. The increase in net other income is mainly attributable to increase in interest income as a result of an increase in interest rates, offset by increase in remeasurement on contingent liability.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by
Operating activities	$(2,344,310)	$(679,629)
Investing activities	(109,931)	(5,263,503)
Financing activities	(742,164)	34,558
	$(3,196,405)	$(5,908,574)

Our net cash used in operating activities of approximately $2.3 million for the three months ended March 31, 2023 resulted from a net loss of $1.9 million, offset by a non-cash adjustment of $1.7 million and a net cash usage of $2.1 million from changes in operating assets and liabilities. Our net cash used in operating activities of $0.7 million for the three months ended March 31, 2022 resulted from a net loss of $1.3 million and a net cash provided by operation of $0.2 million from changes in operating assets and liabilities, offset by a non-cash adjustment of $0.5 million.

The net cash used in investing activities of $0.1 million for the three months ended March 31, 2023 resulted from collection on a note receivable and purchases of property and equipment. The net cash used in investing activities of $5,264,000 for the three months ended March 31, 2022 resulted from the acquisition of Mother Earth's Storehouse, collection of a note receivable, and purchases of property and equipment.

The net cash used in financing activities of $742,000 for the three months ended March 31, 2023 is due to Series E Preferred Stock redemption and exercise and principle payment on loan payable. The net cash provided by financing activities of $35,000 for the three months ended March 31, 2022 is due to proceeds received from the line of credit.

At March 31, 2023 and December 31, 2022, we did not have any material financial guarantees or other contractual commitments with vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. Most of our cash is concentrated in several financial institutions and is generally in excess of the FDIC insurance limit. The Company has not experienced any losses on its cash. The following table presents the Company’s cash position as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Cash	$19,765,487	$22,911,892
Total assets	$52,358,773	$55,255,030
Percentage of total assets	37.75%	41.47%

The Company reported a net loss of $1.9 million for the three months ended March 31, 2023. The Company also had positive working capital of $18.3 million. The Company expects to continue incurring losses for the foreseeable future, but we do not believe there are any substantial doubts about the Company’s ability to continue as a going concern. The Company's current cash and cash generated from operations will be sufficient to meet the projected operating expenses for the foreseeable future through at least the next twelve months from the issuance of these unaudited condensed consolidated financial statements.

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

There have been no material changes to the Company’s critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the 2022 Annual Report, which we believe are the most critical to our business and the understanding of our results of operations and affect the more significant judgments and estimates that we use in the preparation of our condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, did not carry out an evaluation on internal controls as of March 31, 2023 in regard to the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. As an evaluation was not carried out, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was ineffective as of March 31, 2023 and noted the material weaknesses as follows:

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

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of March 31, 2023 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

●	Establishing policies and procedures in the IT area to mitigate data breach, unauthorized access, and address segregation of duties.

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

Changes in Internal Controls over Financing Reporting

Except as detailed above, during the quarter ended March 31, 2023, there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On December 3, 2021, the District Court for the Northern District of Georgia effectively dismissed HCMC’s patent infringement action against Philip Morris USA, Inc. and Philip Morris Products S.A. In connection with such dismissal, the defendants sought to recover attorney’s fees from the Plaintiff. On February 22, 2022, the District Court for the Northern District of Georgia granted the defendant’s an award of approximately $575,000 in attorneys’ fees to be paid by the Company. HCMC appealed this ruling on June 22, 2022.

On April 12, 2023, the U.S. Court of Appeals for the Federal Circuit ruled in favor of HCMC on two separate appeals it had filed in its patent infringement action against Philip Morris USA, Inc. and Philip Morris Products S.A. pending in the district court for the Northern District of Georgia.

In the first appeal, HCMC appealed the ruling of the District Court dismissing HCMC’s patent infringement action and denying HCMC’s motion to amend its pleading. In the second appeal, HCMC appealed the District Court’s award of attorneys’ fees to Philip Morris. In its decisions, the Federal Circuit ruled for HCMC by reversing both of those decisions and remanded the case back to the District Court for further proceedings.

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations as of March 31, 2023. With respect to legal costs, we record such costs as incurred.

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

HEALTHIER CHOICES MANAGEMENT CORP.

Date: May 5, 2023	By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer

Date: May 5, 2023	By:	/s/ John Ollet
John Ollet
Chief Financial Officer