Form 10-Q
period 2023-06-30
Healthier Choices Management Corp.
filed 2023-07-24
CIK 844856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	HCMC	OTC Pink Marketplace

As of July 21, 2023, there were 463,266,632,384 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TABLE OF CONTENTS

PAGE

PART I FINANCIAL INFORMATION	1

ITEM 1. Financial Statements	1

Condensed Consolidated Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022	1

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)	2

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity for the Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	24

ITEM 4. Controls and Procedures	24

PART II OTHER INFORMATION	26

ITEM 1. Legal Proceedings	26

ITEM 1A. Risk Factors	27

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

ITEM 3. Defaults Upon Senior Securities	27

ITEM 4. Mine Safety Disclosures	27

ITEM 5. Other Information	27

ITEM 6. Exhibits	28

Signatures	29

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023 (Unaudited)	December 31, 2022
ASSETS
CURRENT ASSETS
Cash	$8,481,915	$22,911,892
Accounts receivable, net	92,649	55,815
Notes receivable	156,297	189,225
Inventories	3,765,070	3,817,192
Prepaid expenses and vendor deposits	826,611	322,182
Investment	1,371	9,771
Other current assets	1,004,809	1,224,171
Restricted cash	628,232	1,778,232
TOTAL CURRENT ASSETS	14,956,954	30,308,480

Property, plant, and equipment, net of accumulated depreciation	2,974,629	3,112,908
Intangible assets, net of accumulated amortization	4,544,332	5,005,511
Goodwill	5,747,000	5,747,000
Right of use asset – operating lease, net	10,634,634	10,604,935
Other assets	481,426	476,196

TOTAL ASSETS	$39,338,975	$55,255,030

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,133,314	$5,715,234
Contingent consideration	372,000	774,900
Contract liabilities	147,469	198,606
Line of credit	453,232	453,232
Current portion of loan payment	552,001	536,542
Operating lease liability, current	1,965,888	2,228,852
TOTAL CURRENT LIABILITIES	8,623,904	9,907,366

Loan payable, net of current portion	2,097,932	2,378,061
Operating lease liability, net of current	8,395,274	8,041,504
TOTAL LIABILITIES	19,117,110	20,326,931

COMMITMENTS AND CONTINGENCIES (SEE NOTE 13)

CONVERTIBLE PREFERRED STOCK
Series E redeemable convertible preferred stock, $1,000 par value per share, 14,722 shares authorized, 1,944 shares and 14,722 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively; aggregate liquidation preference of $1.9 million and $14.7 million as of June 30, 2023 and December 31, 2022, respectively	1,944,425	14,722,075
STOCKHOLDERS’ EQUITY
Series D convertible preferred stock, $1,000 par value per share, 5,000 shares authorized; 800 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively; aggregate liquidation preference of $0.8 million	800,000	800,000
Common Stock, $0.0001 par value per share, 750,000,000,000 shares authorized; 463,266,632,384 and 339,741,632,384 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	46,326,663	33,974,163
Additional paid-in capital	19,324,774	29,045,802
Accumulated deficit	(48,173,997)	(43,613,941)
TOTAL STOCKHOLDERS’ EQUITY	18,277,440	20,206,024

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$39,338,975	$55,255,030

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
SALES
Vapor sales, net	$-	$5,997	$38	$255,560
Grocery sales, net	13,574,896	6,126,063	27,134,602	10,925,053
TOTAL SALES, NET	13,574,896	6,132,060	27,134,640	11,180,613

Cost of sales vapor	-	562	653	112,246
Cost of sales grocery	8,493,213	3,800,625	17,137,913	6,764,980
GROSS PROFIT	5,081,683	2,330,873	9,996,074	4,303,387

OPERATING EXPENSES	8,261,343	3,699,273	15,158,780	7,026,693

LOSS FROM OPERATIONS	(3,179,660)	(1,368,400)	(5,162,706)	(2,723,306)

OTHER INCOME (EXPENSE)
(Loss) gain on investment	(3,943)	1,800	(8,400)	5,314
Change in contingent consideration	425,000	-	402,900	-
Other income, net	4,600	6,175	9,250	23,049
Interest income, net	101,248	14,910	198,900	31,513
Total other income (expense), net	526,905	22,885	602,650	59,876

NET LOSS	$(2,652,755)	$(1,345,515)	$(4,560,056)	$(2,663,430)

Induced conversions of preferred stock	(91,500)	-	(152,500)	-

Net loss attributable to common stockholders	(2,744,255)	-	(4,712,556)	-

NET LOSS PER SHARE-BASIC AND DILUTED	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	353,854,819,196	339,741,632,384	347,796,604,758	339,741,632,384

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022
(Unaudited)
	Series E Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – April 1, 2023	13,496	$13,496,525	800	$800,000	346,441,632,384	$34,644,163	$29,034,802	$(45,521,242)	$18,957,723
Series E convertible preferred stock redeemed	(10,637)	(10,637,100)	-	-	-	-	22,222	-	22,222
Conversion of series E convertible preferred stock	(915)	(915,000)	-	-	9,150,000,000	915,000	-	-	915,000
Issuance of award stock	-	-	-	-	107,675,000,000	10,767,500	(10,767,500)	-	-
Induced conversions of preferred stock	-	-	-	-	-	-	(91,500)	-	(91,500)
Stock-based compensation expense	-	-	-	-	-	-	1,126,750	-	1,126,750
Net loss	-	-	-	-	-	-	-	(2,652,755)	(2,652,755)
Balance – June 30, 2023	1,944	$1,944,425	800	$800,000	463,266,632,384	$46,326,663	$19,324,774	$(48,173,997)	$18,277,440

	Series E Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – April 1, 2022	-	$-	800	$800,000	339,741,632,384	$33,974,163	$30,855,824	$(37,714,245)	$27,915,742
Net loss	-	-	-	-	-	-	-	(1,345,515)	(1,345,515)
Balance – June 30, 2022	-	$-	800	$800,000	339,741,632,384	$33,974,163	$30,855,824	$(39,059,760)	$26,570,227

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(UNAUDITED)

	Series E Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2023	14,722	$14,722,075	800	$800,000	339,741,632,384	$33,974,163	$29,045,802	$(43,613,941)	$20,206,024
Series E convertible preferred stock redeemed	(11,193)	(11,192,650)	-	-	-	-	22,222	-	22,222
Conversion of series E convertible preferred stock	(1,585)	(1,585,000)	-	-	15,850,000,000	1,585,000	-	-	1,585,000
Issuance of awarded stock	-	-	-	-	107,675,000,000	10,767,500	(10,767,500)	-	-
Induced conversions of preferred stock	-	-	-	-	-	-	(152,500)	-	(152,500)
Stock-based compensation	-	-	-	-	-	-	1,176,750	-	1,176,750
Net loss	-	-	-	-	-	-	-	(4,560,056)	(4,560,056)
Balance – June 30, 2023	1,944	$1,944,425	800	$800,000	463,266,632,384	$46,326,663	$19,324,774	$(48,173,997)	$18,277,440

	Series E Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2022	-	$-	800	$800,000	339,741,632,384	$33,974,163	$30,855,824	$(36,396,330)	$29,233,657
Net loss	-	-	-	-	-	-	-	(2,663,430)	(2,663,430)
Balance – June 30, 2022	-	$-	800	$800,000	339,741,632,384	$33,974,163	$30,855,824	$(39,059,760)	$26,570,227

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(4,560,056)	$(2,663,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	747,485	422,078
Loss (gain) on investment	8,400	(5,314)
Amortization of right-of-use asset	1,063,591	377,216
Write-down of obsolete and slow-moving inventory	951,373	73,640
Stock-based compensation expense	1,176,750	-
Change in contingent consideration	(402,900)	-
Changes in operating assets and liabilities:
Accounts receivable	(36,834)	(2,157)
Inventories	(899,251)	(189,138)
Prepaid expenses and vendor deposits	(670,178)	212,226
Other current assets	219,362	-
Other assets	(5,230)	(33,941)
Accounts payable and accrued expenses	(197,306)	528,247
Contract liabilities	(51,137)	(249,700)
Lease liability	(1,002,484)	(340,611)
NET CASH USED IN OPERATING ACTIVITIES	(3,658,415)	(1,870,884)

INVESTING ACTIVITIES
Acquisition of Mother Earth’s Storehouse	-	(5,150,000)
Collection of note receivable	32,928	27,122
Purchases of property and equipment	(148,027)	(213,133)
NET CASH USED IN INVESTING ACTIVITIES	(115,099)	(5,336,011)

FINANCING ACTIVITIES
Proceeds from line of credit	-	35,196
Principal payments on loan payable	(264,670)	(1,285)
Payment of induced conversions of preferred stock	(152,500)	-
Payments for deferred offering costs	(218,865)	-
Payment for series E preferred stock redemption	(11,170,428)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(11,806,463)	33,911

NET DECREASE IN CASH AND RESTRICTED CASH	(15,579,977)	(7,172,984)
CASH AND RESTRICTED CASH— BEGINNING OF PERIOD	24,690,124	26,496,404
CASH AND RESTRICTED CASH — END OF PERIOD	$9,110,147	$19,323,420

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$87,008	$2,910
Cash paid for income tax	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock in connection with series E preferred stock conversion	$1,585,000	$-
Right-of-use assets obtained in exchange for operating lease liabilities	$1,093,290	$1,797,667
1% stated value reduction on preferred stock redemption	$22,222	$-
Non-cash deferred offering cost	$384,614	$-

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

Spin-Off

The Company has commenced steps to spin off (“Spin-Off”) its grocery segment and wellness business into a new publicly traded company (hereinafter referred to as “NewCo”). NewCo will continue the path of growth in the wellness verticals started by HCMC and explore other growth opportunities that comport with HCMC’s healthier lifestyle mission. Following the Spin-Off, HCMC will retain its entire patent suite, the Q-Cup® brand, and continue to develop its patent suite through R&D as well as continuing its path of enforcing its patent rights against infringers and attempting to monetize said patents through licensing deals.

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

The Company currently and historically has reported net losses and cash outflows from operations. As of June 30, 2023, the Company had cash of approximately $8.5 million and working capital of $6.3 million. The Company believes current cash on hand is sufficient to meet its obligations and capital requirements for at least the next twelve months from the date of filing. In the past, the Company financed its operations primarily through issuances of common stock and convertible preferred stock. However, we have no commitments to obtain such additional financing, and there can be no assurance that the Company will be able to raise the necessary funds to fund its operations.

Note 3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The Company has made estimates and judgments affecting the amounts reported in the Company’s unaudited condensed consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from the Company’s estimates. The condensed consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023. The condensed consolidated balance sheet as of December 31, 2022 was derived from the Company’s audited 2022 financial statements contained in the above referenced Form 10-K. Results of the six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2022 Annual Report.

Reclassification

Certain amounts in the condensed consolidated financial statements and related notes have been reclassified to conform to the current year presentation. Such reclassifications do not impact the Company’s previously reported financial position or net income (loss). $150,000 inventory shrink was originally presented in the statement of cash flow under change in operating assets inventory in cash used in operating activities for six months ended June 30, 2022, it was reclassified to write-down of obsolete and slow-moving inventory under cash used in operating activities in the statement of cash flow.

The change in the fair value measurement on contingent consideration was presented under Other (expense) income, net in the statement of operations for three months ended March 31, 2023. For the three months ended June 30, 2023, the Company presented the change in fair value remeasurement as a separate line in the statement of operations.

Note 4. CONCENTRATIONS

Cash and Restricted Cash

The Company considers all highly liquid instruments with an original maturity of three months or less, when purchased, to be cash and cash equivalents. The majority of the Company’s cash is concentrated in one large financial institution, which is in excess of Federal Deposit Insurance Corporation (FDIC) coverage. The Company did not have any cash equivalent as of June 30, 2023, and  December 31, 2022.

A summary of the financial institution that had cash in excess of FDIC limits of $250,000 on June 30, 2023 and December 31, 2022 is presented below:

	June 30, 2023	December 31, 2022
Total cash in excess of FDIC limits of $250,000	$7,458,162	$21,682,144

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

The following table provides a reconciliation of cash and restricted cash to amounts shown in unaudited condensed consolidated statements of cash flow:

	June 30, 2023	June 30, 2022
Cash	$8,481,915	$19,323,420
Restricted cash	628,232	-
Total cash and restricted cash	$9,110,147	$19,323,420

Restricted Cash

The Company’s restricted cash consisted of cash balances which were restricted as to withdrawal or usage under the August 18, 2022 securities purchase agreement for the purpose of funding any amounts due under the Series E Certificate of Designation upon the redemption of the Series E Preferred Stock. The balance also included cash held  in the collateral account to cover the cash draw from the line of credit.

Note 5. SEGMENT INFORMATION AND DISAGGREGATION OF REVENUES

In accordance with FASB ASC 280, "Disclosures about Segment of an enterprise and related information", the Company determined it has two reportable segments: grocery and vapor. There are no inter-segment revenues.

The Company's general and administrative costs are not segment specific. As a result, all operating expenses are not managed on segment basis.

The tables below present information about reportable segments for the three months and six months ended June 30, 2023, and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Vapor	$-	$5,997	$38	$255,560
Grocery	13,574,896	6,126,063	27,134,602	10,925,053
Total revenue	$13,574,896	$6,132,060	$27,134,640	$11,180,613

Retail Vapor	$-	$5,997	$-	$255,560
Retail Grocery	12,017,526	5,478,523	24,067,596	9,756,535
Food service/restaurant	1,555,372	643,760	3,062,948	1,158,846
Online/eCommerce	1,998	3,780	4,096	9,672
Total revenue	$13,574,896	$6,132,060	$27,134,640	$11,180,613

Loss from operations-Vapor	(10,724)	(15,495)	(17,397)	(34,462)
(Loss) income from operations-Grocery	(185,923)	146,114	(462,763)	310,049
Corporate items	(2,983,013)	(1,499,019)	(4,682,546)	(2,998,893)
Total loss from operations	$(3,179,660)	$(1,368,400)	$(5,162,706)	$(2,723,306)

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

A summary of the Amended Note as of June 30, 2023 and December 31, 2022 is presented below:

Description	June 30, 2023	December 31, 2022
Promissory Note	$156,297	$189,225

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

The following table summarizes the change in fair value of contingent consideration from acquisition date to June 30, 2023:

Fair Market Value - Level 3
Balance as of October 14, 2022	$1,108,000
Remeasurement	(333,100)
Balance as of December 31, 2022	774,900
Remeasurement	(402,900)
Balance as of June 30, 2023	$372,000

The following table summarizes the change in fair value of contingent consideration for the three months ended June 30, 2023:

Fair Market Value - Level 3
Balance as of March 31, 2023	$797,000
Remeasurement	(425,000)
Balance as of June 30, 2023	$372,000

The following table summarizes the purchase price allocation based on fair values of the net assets acquired at the acquisition date:

October 14, 2022
Purchase Consideration
Cash consideration paid	$5,142,000
Promissory note	3,000,000
Contingent consideration issued to Green's Natural seller	1,108,000
Total Purchase Consideration	$9,250,000

Purchase price allocation
Inventory	$1,642,000
Property and equipment	1,478,000
Intangible assets	3,251,000
Right of use asset - Operating lease	6,427,000
Other liabilities	(211,000)
Operating lease liability	(6,427,000)
Goodwill	3,090,000
Net assets acquired	$9,250,000

Finite-lived intangible assets
Trade Names (8 years)	$1,133,000
Customer Relationships (6 years)	1,103,000
Non-Compete Agreement (5 years)	1,015,000
Total intangible assets	$3,251,000

The acquisition is structured as asset purchase in a business combination, and goodwill is tax-deductible, and amortizable over 15 years for tax purpose.

Revenue and Earnings

The following table represents the combined pro forma revenue and net loss for the three and six months ended June 30, 2022:

	For Three Months Ended June 30, 2022	For Six Months Ended June 30, 2022
Sales	$13,875,928	$27,032,375
Net loss	$(1,769,171)	$(3,354,452)

The combined proforma revenue and net loss for the three and six months period ended June 30, 2022 were prepared as though acquisition occurred as of January 1, 2022.

Note 8. PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment consist of the following:
	June 30, 2023	December 31, 2022
Displays	$312,146	$312,146
Building	575,000	575,000
Furniture and fixtures	580,668	560,256
Leasehold improvements	1,910,719	1,910,719
Computer hardware & equipment	186,654	160,210
Other	688,773	587,602
	4,253,960	4,105,933
Less: accumulated depreciation and amortization	(1,279,331)	(993,025)
Total property, plant, and equipment, net	$2,974,629	$3,112,908

The Company incurred approximately $143,746 and $63,656 of depreciation expense for the three months ended June 30, 2023 and 2022, and $286,306 and $113,592 of depreciation expense for the six months ended June 30, 2023 and 2022, respectively.

Note 9. INTANGIBLE ASSETS

Intangible assets, net are as follows:

June 30, 2023	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	8-10 years	$2,569,000	$(876,036)	$1,692,964
Customer relationships	4-6 years	2,669,000	(1,182,139)	1,486,861
Patents	10 years	384,665	(178,891)	205,774
Non-compete	4-5 years	1,602,000	(443,267)	1,158,733
Intangible assets, net		$7,224,665	$(2,680,333)	$4,544,332

December 31, 2022	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	8-10 years	$2,569,000	(725,723)	$1,843,277
Customer relationships	4-6 years	2,669,000	(1,033,306)	1,635,694
Patents	10 years	384,665	(159,658)	225,007
Non-compete	4-5 years	1,602,000	(300,467)	1,301,533
Intangible assets, net		$7,224,665	$(2,219,154)	$5,005,511

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense was approximately  $230,277 and $165,100 for the three months ended June 30, 2023 and 2022, and $461,179  and $308,486 for the six months ended June 30, 2023 and 2022, respectively. Future annual estimated amortization expense is as follows:

Years ending December 31,
2023 (remaining six months)	$461,179
2024	922,358
2025	916,858
2026	838,877
2027	694,457
Thereafter	710,603
Total	$4,544,332

Note 10. CONTRACT LIABILITIES

A summary of the contract liabilities activity at June 30, 2023 and December 31, 2022 is presented below:

	June 30, 2023	December 31, 2022
Beginning balance as January 1,	$198,606	$23,178
Issued	638,501	859,383
Redeemed	(635,391)	(628,012)
Breakage recognized	(54,247)	(55,943)
Ending balance	$147,469	$198,606

Note 11. DEBT

The following table provides a breakdown of the Company's debt as of June 30, 2023 and December 31, 2022 is presented below:

_	June 30, 2023	December 31, 2022
Promissory note	$2,649,933	$2,913,788
Other debt	-	815
Total debt	$2,649,933	$2,914,603
Current portion of long-term debt	(552,001)	(536,542)
Long-term debt	$2,097,932	$2,378,061

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
The HCMC Series E Preferred Stock has voting rights on as converted basis at the Company’s next stockholders’ meeting. However, as long as any shares of HCMC Series E Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the HCMC Series E Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the HCMC Series E Preferred Stock or alter or amend the Certificate of Designation, (b) increase the number of authorized shares of HCMC Series E Preferred Stock, or (c) enter into any agreement with respect to any of the foregoing. Each share of Series E Preferred Stock shall be convertible, at any time and from time to time at the option of the Holder thereof, into that number of shares of Common Stock (subject to the beneficial ownership limitations). The initial conversion price for the HCMC Series E Preferred Stock shall equal $0.0001.
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

On March 1, 2023, the Company entered into a First Amendment to HCMC Series E Preferred Stock with each purchaser ("Purchaser") identified as those who participated in the HCMC Series E Preferred Stock, dated as of August 18, 2022.  The parties amended the HCMC Preferred Stock related to the conversion payment whereby upon conversion of the Series E Preferred Stock prior to the record date for the Spin-Off, the Company will pay the Purchaser ten percent (10%) of the stated value of the Series E Preferred Stock converted. The record date was May 1, 2023.

On May 15th, the Company and the Purchaser entered into the Second Amendment to the Securities Purchase Agreement, pursuant to which the Company agreed to extend the time period for the Conversion Payment eligibility to December 1, 2023. The Company filed an amendment to the Certificate of Designation to make the redemption price of the Preferred Stock (the “Redemption Price”) equal the Stated Value regardless of the date on which it is redeemed. Prior to this amendment, the Redemption Price was discounted by 1% for each month after the seven-month anniversary of the Issue Date that the Purchaser elected not to redeem.

For the three months ended June 30, 2023, 9,150,000,000 shares of common stock were issued as a result of the Series E preferred stock conversion. 10,637 shares of Series E preferred stock were redeemed and approximately $10,615,000 was paid for the redemptions.

As of June 30, 2023, 15,850,000,000 shares of common stock were issued as a result of the Series E preferred stock conversion. 11,193 shares of Series E preferred stock was redeemed and approximately $11,170,000 was paid for redemption.

Pursuant to the Securities Purchase Agreement, purchasers of the Series E Convertible Preferred Stock will also be required to purchase Series A Convertible Preferred Stock of Healthy Choice Wellness Corp. ("HCWC") in the same subscription amounts that the Purchasers paid for the HCMC Series E Preferred Stock. HCWC is the HCMC subsidiary that will be spun off  to HCMC’s stockholders in connection with the spin off of HCMC’s grocery and wellness businesses.

Stock Options and Restricted Stock

During the six months ended June 30, 2023 and 2022, no stock options of the Company were exercised into common stock.

On April 23, 2023, the Board of Directors (the “Board”) of HCMC approved the Second Amendment to the 2015 Equity Incentive Plan (the “Amended Plan”). The Amended Plan increased the number of shares of HCMC common stock authorized for issuance under the Amended Plan to 225,000,000,000 shares.

On April 23, 2023, HCMC’s board of directors has approved the issuance of approximately an additional 107,675,000,000 shares of restricted common stock to the employees and executive officers of HCMC. Each grant of restricted common stock will commence vesting of 12.5% of the award on February 1, 2024 and will vest in 12.5% increments on the last day of each calendar quarter thereafter through September 30, 2025. All shares of restricted common stock related to the April 23, 2023 issuance remain unvested as of June 30, 2023.

During the three months ended June 30, 2023 and 2022, the Company recognized stock-based compensation of approximately $1,127,000 and $0, respectively in connection with amortization of restricted stock and stock options. During the six months ended June 30, 2023 and 2022, the Company recognized stock-based compensation of approximately $1,177,000 and $0, respectively. Stock based compensation is included as part of selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.

Income (Loss) Per Share

The following table summarizes the Company’s securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	As of June 30,
	2023	2022
Preferred stock	20,694,000,000	1,250,000,000
Stock options	67,587,000,000	67,587,000,000
Restricted stock	5,500,000,000	-
Total	93,781,000,000	68,837,000,000

The difference between our common shares outstanding as of June 30, 2023 of 463,266,632,384, and the weighted average number of common shares outstanding in our basic and diluted net loss per share is the exclusion of 107,675,000,000 shares of restricted common stock outstanding which are unvested as of June 30, 2023. There are no other reconciling items except for differences resulting from computing share issuances on a weighted average basis.

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

In the first appeal, HCMC appealed the ruling of the District Court dismissing HCMC’s patent infringement action and denying HCMC’s motion to amend its pleading. In the second appeal, HCMC appealed the District Court’s award of attorneys’ fees to Philip Morris. In its decisions, the Federal Circuit ruled for HCMC by reversing both of those decisions and remanded the case back to the District Court for further proceedings. As a result of the ruling, the Company reversed the $575,000 which was previously fully provisioned during the three months ended March 31, 2023.

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations as of June 30, 2023. With respect to legal costs, we record such costs as incurred.

Note 14. SUBSEQUENT EVENTS

On July 7, 2023, the Company entered into a patent licensing agreement for one of its patents in the vape segment. The Company as the licensor, grants to licensee during the term a non-exclusive right and license under the Licensed Patents to make, use, offer to sell, sell, and import licensed products in the territory of the United States of America. The licensee will pay to the licensor a royalty based on net sales of all licensed products in the territory during the term of the agreement. Either party can cancel the agreement with 60-days written notice.

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

The Company incurred a loss from operations of approximately $5.2 million for the six months ended June 30, 2023. As of June 30, 2023, cash totaled approximately $8.5 million. The Company believes current cash on hand is sufficient to meet its obligations and capital requirements for at least the next twelve months from the date of filing. In the past, the Company financed its operations primarily through issuances of common stock and convertible preferred stock. However, we have no commitments to obtain such additional financing, and there can be no assurance that the Company will be able to raise the necessary funds to fund its operations.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated Statements of Operations for the three months ended June 30, 2023 and 2022 that is used in the following discussions of our results of operations:

	Three Months Ended June 30,		2023 to 2022
	2023	2022	Change $
SALES
Vapor sales, net	$-	$5,997	$(5,997)
Grocery sales, net	13,574,896	6,126,063	7,448,833
TOTAL SALES, NET	13,574,896	6,132,060	7,442,836

Cost of sales vapor	-	562	(562)
Cost of sales grocery	8,493,213	3,800,625	4,692,588
GROSS PROFIT	5,081,683	2,330,873	2,750,810

OPERATING EXPENSES
Selling, general and administrative	8,261,343	3,699,273	4,562,070
LOSS FROM OPERATIONS	(3,179,660)	(1,368,400)	(1,811,260)

OTHER INCOME (EXPENSE)
(Loss) gain on investment	(3,943)	1,800	(5,743)
Change in contingent consideration	425,000	-	425,000
Other income, net	4,600	6,175	(1,575)
Interest income	101,248	14,910	86,338
Total other income (expense), net	526,905	22,885	504,020

NET LOSS	$(2,652,755)	$(1,345,515)	$(1,307,240)

The decrease in net vapor sales is primarily due to closing all retail vape stores in the second quarter of 2022, as management has shifted its retail sales focus to the wholesale and online channel. The sales for the three months ended June 30, 2023, were significantly impacted by technical issues associated with the processing of credit card payments. Management is continuing to work with the third-party provider to address the matter.

Net grocery sales increased $7.4 million to $13.6 million for the three months ended June 30, 2023 as compared to $6.1 million for the same period in 2022. The $7.4 million increase in grocery sales was primarily due to the acquisition of Green's Natural Foods.

Vapor cost of goods sold for the three months ended June 30, 2023 and 2022 were $- thousand and $1.0 thousand, respectively, a decrease of $1.0 thousand. The decrease is primarily due to closing retail vape stores, as management has shifted its retail sales focus to the wholesale and online channel. Gross (loss) profit was $- thousand and $5.0 thousand for three months ended June 30, 2023 and 2022, respectively.

Grocery cost of goods sold for the three months ended June 30, 2023 and 2022 were $8.5 million and $3.8 million, respectively. The increase of $4.7 million is primarily due to the acquisition of Green's Natural Foods stores. Gross profit was $5.1 million and $2.3 million for the three months ended June 30, 2023 and 2022, respectively. Gross margin as a percentage of sales decreased approximately 1% as compared to the same period in prior year as a result of increased inventory shrink and inventory reserve.

Total operating expenses increased approximately $4.6 million to $8.3 million for the three months ended June 30, 2023 compared to $3.7 million for the same period in 2022. The increase is due to the acquisition of Green's Natural Foods stores of $3.1 million, and increases in professional fees of $0.2 million, payroll and benefit expense of $0.1 million, and stock compensation expense  of $1.1 million.

Total net other income increased $504,000 to $527,000 for the three months ended June 30, 2023 compared to $23,000 for the same period in 2022. The increase in net other income is mainly attributable to increase in interest income as a result of an increase in interest rates, and change in contingent liability.

The following table sets forth our unaudited consolidated Statements of Operations for the six months ended June 30, 2023 and 2022 that is used in the following discussions of our results of operations:

	Six Months Ended June 30,		2023 to 2022
	2023	2022	Change $
SALES
Vapor sales, net	$38	$255,560	$(255,522)
Grocery sales, net	27,134,602	10,925,053	16,209,549
TOTAL SALES, NET	27,134,640	11,180,613	15,954,027

Cost of sales vapor	653	112,246	(111,593)
Cost of sales grocery	17,137,913	6,764,980	10,372,933
GROSS PROFIT	9,996,074	4,303,387	5,692,687

OPERATING EXPENSES
Selling, general and administrative	15,158,780	7,026,693	8,132,087
LOSS FROM OPERATIONS	(5,162,706)	(2,723,306)	(2,439,400)

OTHER INCOME (EXPENSE)
Gain (loss) on investment	(8,400)	5,314	(13,714)
Change in contingent consideration	402,900	-	402,900
Other income	9,250	23,049	(13,799)
Interest income (expense), net	198,900	31,513	167,387
Total other income (expense), net	602,650	59,876	542,774

NET LOSS	$(4,560,056)	$(2,663,430)	$(1,896,626)

Net vapor sales decreased $0.3 million to $- million for the six months ended June 30, 2023 as compared to $0.3 million for the same period in 2022. The decrease in sales is primarily due to closing the remaining retail vape stores during the six months ended June 30, 2022, as management has shifted its retail sales focus to the wholesale and online channel. The sales for the six months ended June 30, 2023 were significantly impacted by technical issues associated with the processing of credit card payments. Management is continuing to work with the third-party provider to address the matter.

Net Grocery sales increased $16.2 million to $27.1 million for the six months ended June 30, 2023 as compared to $10.9 million for the same period in 2022. The increase in sales is primarily due to acquisition of Green's Natural Foods in October 2022.

Vapor cost of goods sold for the six months ended June 30, 2023 and 2022 were $1.0 thousand and $0.1 million, respectively, a decrease of $0.1 million. The decrease is primarily due to closing retail stores during calendar year 2022. Gross (loss) profit was $(1.0) thousand and $0.1 million for the six months ended June 30, 2023 and 2022, respectively. Closing retail vape stores will allow the Company focus on developing wholesale business and online platform.

Grocery cost of goods sold for the six months ended June 30, 2023 and 2022 were $17.1 million and $6.8 million, respectively, an increase of $10.4 million. The increase is primarily due to the acquisition of Green's Natural Foods in October 2022. Gross profit was $10.0 million and $4.2 million for the six months ended June 30, 2023 and 2022, respectively.

Total operating expenses increased $8.1 million to $15.2 million for the six months ended June 30, 2023 compared to $7.0 million for the same period in 2022. The increase of $6.1 million is due to Green's Natural Foods acquisition. The remaining increase is primarily attributable to increases in the professional fees of $0.3 million, payroll and employee related cost of $0.4 million, occupancy of $0.1 million, and an increase in stock compensation of $1.2 million.

Net other income of $0.6 million for the six months ended June 30, 2023 includes a loss on investment of $8,000, change in contingent consideration of $403,000, other income of $9,000, and an interest income of $199,000. Net other income of $0.1 million for the six months ended June 30, 2022 includes a gain on investment of $5,000, other income of $23,000, and interest income of $32,000.
Liquidity and Capital Resources

	Six Months Ended June 30,
	2023	2022
Net cash (used in) provided by
Operating activities	$(3,658,415)	$(1,870,884)
Investing activities	(115,099)	(5,336,011)
Financing activities	(11,806,463)	33,911
	$(15,579,977)	$(7,172,984)

Our net cash used in operating activities of approximately $3.7 million for the six months ended June 30, 2023 resulted from a net loss of $4.6 million, offset by a non-cash adjustment of $3.5 million and a net cash usage of $2.6 million from changes in operating assets and liabilities. Our net cash used in operating activities of $1.9 million for the six months ended June 30, 2022 resulted from a net loss of $2.7 million and a net cash usage of $0.1 million from changes in operating assets and liabilities, offset by a non-cash adjustment of $0.9 million.

The net cash used in investing activities of $0.1 million for the six months ended June 30, 2023 resulted from collection on a note receivable and purchases of property and equipment. The net cash used in investing activities of $5,336,000 for the six months ended June 30, 2022 resulted from the acquisition of Mother Earth's Storehouse, collection of a note receivable, and purchases of property and equipment.

The net cash used in financing activities of $11.8 million for the six months ended June 30, 2023 is due to Series E Preferred Stock redemption and exercise, payment for deferred offering cost related with spin off, and principle payment on loan payable. The net cash provided by financing activities of $34,000 for the six months ended June 30, 2022 is due to proceeds received from the line of credit.

At June 30, 2023 and December 31, 2022, we did not have any material financial guarantees or other contractual commitments with vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. Most of our cash is concentrated in one financial institution and is generally in excess of the FDIC insurance limit. The Company has not experienced any losses on its cash. The following table presents the Company’s cash position as of June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
Cash	$8,481,915	$22,911,892
Total assets	$39,338,975	$55,255,030
Percentage of total assets	21.56%	41.47%

The Company reported a net loss of $4.6 million for the six months ended June 30, 2023. The Company also had positive working capital of $6.3 million. The Company expects to continue incurring losses for the foreseeable future, but we do not believe there are any substantial doubts about the Company’s ability to continue as a going concern. The Company believes current cash on hand is sufficient to meet its obligations and capital requirements for at least the next twelve months from the date of filing. In the past, the Company financed its operations primarily through issuances of common stock and convertible preferred stock. However, we have no commitments to obtain such additional financing, and there can be no assurance that the Company will be able to raise the necessary funds to fund its operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, did not carry out an evaluation on internal controls as of June 30, 2023 in regard to the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. As an evaluation was not carried out, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was ineffective as of June 30, 2023 and noted the material weaknesses as follows:

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

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of June 30, 2023 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Planned Remediation

Management continues to work to improve its controls related to our material weaknesses listed above. In order to achieve the timely implementation of the controls over the above-mentioned weaknesses, management has commenced the following actions and will continue to assess additional opportunities for remediation on an ongoing basis:

●	Continuing to increase headcount across the Company, with a particular focus on hiring individuals with strong internal control backgrounds and inventory expertise.

●
Increasing its focus on the Company’s purchase order process in order to better manage inventory thereby improving cash management and ultimately leading to more reliable and precise financial reporting. The Company implemented an open to buy program by comparing purchases with sales to better control overall inventory purchases.

●
Using business intelligence to combine business analytics, data tools and infrastructure to help the Company quickly identify the issues in POS system and facilitate internal control over financial reporting.

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

Changes in Internal Controls over Financing Reporting

Except as detailed above, during the quarter ended June 30, 2023, there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations as of June 30, 2023. With respect to legal costs, we record such costs as incurred.

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

HEALTHIER CHOICES MANAGEMENT CORP.

Date: July 24, 2023	By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer

Date: July 24, 2023	By:	/s/ John Ollet
John Ollet
Chief Financial Officer