Form 10-Q
period 2023-09-30
Healthier Choices Management Corp.
filed 2023-11-13
CIK 844856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 10, 2023, there were 475,266,632,384 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash	$7,137,833	$22,911,892
Accounts receivable, net	130,907	55,815
Notes receivable	-	189,225
Inventories	3,553,942	3,817,192
Prepaid expenses and vendor deposits	1,746,452	322,182
Investment	1,714	9,771
Other current assets	398,910	1,224,171
Restricted cash	628,232	1,778,232
TOTAL CURRENT ASSETS	13,597,990	30,308,480

Property, plant, and equipment, net of accumulated depreciation	2,865,409	3,112,908
Intangible assets, net of accumulated amortization	4,313,743	5,005,511
Goodwill	5,747,000	5,747,000
Right of use asset – operating lease, net	10,063,353	10,604,935
Other assets	510,856	476,196

TOTAL ASSETS	$37,098,351	$55,255,030

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,804,051	$5,715,234
Contingent consideration	-	774,900
Contract liabilities	144,861	198,606
Line of credit	453,232	453,232
Current portion of loan payment	560,322	536,542
Operating lease liability, current	2,323,981	2,228,852
TOTAL CURRENT LIABILITIES	9,286,447	9,907,366

Loan payable, net of current portion	1,954,691	2,378,061
Operating lease liability, net of current	7,499,587	8,041,504
TOTAL LIABILITIES	18,740,725	20,326,931

COMMITMENTS AND CONTINGENCIES (SEE NOTE 13)

CONVERTIBLE PREFERRED STOCK
Series E redeemable convertible preferred stock, $1,000 par value per share, 14,722 shares authorized, 1,944 shares and 14,722 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively; aggregate liquidation preference of $1.9 million and $14.7 million as of September 30, 2023 and December 31, 2022, respectively	1,944,425	14,722,075
STOCKHOLDERS’ EQUITY
Series D convertible preferred stock, $1,000 par value per share, 5,000 shares authorized; 0 and 800 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	-	800,000
Common Stock, $0.0001 par value per share, 750,000,000,000 shares authorized; 475,266,632,384 and 339,741,632,384 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	47,526,663	33,974,163
Additional paid-in capital	20,051,524	29,045,802
Accumulated deficit	(51,164,986)	(43,613,941)
TOTAL STOCKHOLDERS’ EQUITY	16,413,201	20,206,024

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$37,098,351	$55,255,030

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
SALES
Vapor sales, net	$-	$1,187	$38	$256,747
Grocery sales, net	12,704,600	5,775,543	39,839,203	16,700,596
TOTAL SALES, NET	12,704,600	5,776,730	39,839,241	16,957,343

Cost of sales vapor	-	364	653	112,610
Cost of sales grocery	8,061,966	3,909,190	25,199,879	10,674,170
GROSS PROFIT	4,642,634	1,867,176	14,638,709	6,170,563

OPERATING EXPENSES	8,033,795	3,985,377	23,192,575	11,012,070

LOSS FROM OPERATIONS	(3,391,161)	(2,118,201)	(8,553,866)	(4,841,507)

OTHER INCOME (EXPENSE)
Gain (loss) on investment	343	(11,314)	(8,057)	(6,000)
Change in contingent consideration	372,000	-	774,900	-
Other (expense) income, net	(8,397)	4,327	853	27,376
Interest income, net	36,226	50,202	235,125	81,715
Total other income (expense), net	400,172	43,215	1,002,821	103,091

NET LOSS	$(2,990,989)	$(2,074,986)	$(7,551,045)	$(4,738,416)

Induced conversions of preferred stock	-	-	(152,500)	-

Net loss attributable to common stockholders	$(2,990,989)	$(2,074,986)	$(7,703,545)	$(4,738,416)

NET LOSS PER SHARE-BASIC AND DILUTED	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	358,187,284,558	339,741,632,384	351,298,225,790	339,741,632,384

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Series E Redeemable Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – July 1, 2023	1,944	$1,944,425	800	$800,000	463,266,632,384	$46,326,663	$19,324,774	$(48,173,997)	$18,277,440
Series D Convertible Preferred Stock exercised	-	-	(800)	(800,000)	8,000,000,000	800,000	-	-	-
Issuance of award stock	-	-	-	-	4,000,000,000	400,000	(400,000)	-	-
Stock-based compensation expense	-	-	-	-	-	-	1,126,750	-	1,126,750
Net loss	-	-	-	-	-	-	-	(2,990,989)	(2,990,989)
Balance – September 30, 2023	1,944	$1,944,425	-	-	475,266,632,384	$47,526,663	$20,051,524	$(51,164,986)	$16,413,201

	Series E Redeemable Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – July 1, 2022	-	$-	800	$800,000	339,741,632,384	$33,974,163	$30,855,824	$(39,059,760)	$26,570,227

Issuance of Series E Convertible Preferred stock in connection with the Securities Purchase Agreement, net of offering costs	14,722	14,722,075	-	-	-	-	(1,882,244)	-	(1,882,244)
Net loss	-	-	-	-	-	-	-	(2,074,986)	(2,074,986)
Balance – September 30, 2022	14,722	$14,722,075	800	$800,000	339,741,632,384	$33,974,163	$28,973,580	$(41,134,746)	$22,612,997

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	Series E Redeemable Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2023	14,722	$14,722,075	800	$800,000	339,741,632,384	$33,974,163	$29,045,802	$(43,613,941)	$20,206,024
Series E convertible preferred stock redeemed	(11,193)	(11,192,650)	-	-	-	-	22,222	-	22,222
Conversion of series E convertible preferred stock	(1,585)	(1,585,000)	-	-	15,850,000,000	1,585,000	-	-	1,585,000
Series D Convertible Preferred Stock exercised	-	-	(800)	(800,000)	8,000,000,000	800,000	-	-	-
Issuance of awarded stock	-	-	-	-	111,675,000,000	11,167,500	(11,167,500)	-	-
Induced conversions of preferred stock	-	-	-	-	-	-	(152,500)	-	(152,500)
Stock-based compensation	-	-	-	-	-	-	2,303,500	-	2,303,500
Net loss	-	-	-	-	-	-	-	(7,551,045)	(7,551,045)
Balance – September 30, 2023	1,944	$1,944,425	-	$-	475,266,632,384	$47,526,663	$20,051,524	$(51,164,986)	$16,413,201

	Series E Redeemable Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2022	-	$-	800	$800,000	339,741,632,384	$33,974,163	$30,855,824	$(36,396,330)	$29,233,657
Issuance of Series E Convertible Preferred stock in connection with the Securities Purchase Agreement, net of offering costs	14,722	14,722,075	-	-	-	-	(1,882,244)	-	(1,882,244)
Net loss	-	-	-	-	-	-	-	(4,738,416)	(4,738,416)
Balance – September 30, 2022	14,722	$14,722,075	800	$800,000	339,741,632,384	$33,974,163	$28,973,580	$(41,134,746)	$22,612,997

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(7,551,045)	$(4,738,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,115,396	652,162
Loss on notes receivable settlement	10,931	-
Loss on investment	8,057	6,000
Amortization of right-of-use asset	1,689,198	555,726
Write-down of obsolete and slow-moving inventory	1,581,043	533,343
Stock-based compensation expense	2,303,500	-
Change in contingent consideration	(774,900)	-
Changes in operating assets and liabilities:
Accounts receivable	(75,092)	(24,958)
Inventories	(1,317,793)	(609,468)
Prepaid expenses and vendor deposits	(1,626,358)	160,574
Other current assets	825,261	-
Other assets	(34,660)	(23,128)
Accounts payable and accrued expenses	555,280	1,560,536
Contract liabilities	(53,745)	(248,522)
Lease liability	(1,594,404)	(499,980)
NET CASH USED IN OPERATING ACTIVITIES	(4,939,331)	(2,676,131)

INVESTING ACTIVITIES
Acquisition of Mother Earth’s Storehouse	-	(5,150,000)
Collection of note receivable	178,294	42,653
Purchases of property and equipment	(176,129)	(251,840)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,165	(5,359,187)

FINANCING ACTIVITIES
Proceeds from line of credit	-	35,196
Principal payments on loan payable	(399,590)	(1,940)
Payment of induced conversions of preferred stock	(152,500)	-
Proceeds from preferred stock, net of issuance costs	-	12,839,831
Payments for deferred offering costs	(264,375)	-
Payment for series E preferred stock redemption	(11,170,428)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(11,986,893)	12,873,087

NET (DECREASE) INCREASE IN CASH AND RESTRICTED CASH	(16,924,059)	4,837,769
CASH AND RESTRICTED CASH— BEGINNING OF PERIOD	24,690,124	26,496,404
CASH AND RESTRICTED CASH — END OF PERIOD	$7,766,065	$31,334,173

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$127,533	$4,383
Cash paid for income tax	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock in connection with series E preferred stock conversion	$1,585,000	$-
Right-of-use assets obtained in exchange for operating lease liabilities	$1,147,616	$1,797,667
1% stated value reduction on preferred stock redemption	$22,222	$-
Non-cash deferred offering cost	$466,463	$-

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

Through its wholly owned subsidiaries, the Company operates:

●	Ada’s Natural Market, a natural and organic grocery store offering fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products and natural household items.

●	Paradise Health & Nutrition’s three stores that likewise offer fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products and natural household items.

●	Mother Earth’s Storehouse, a two-store organic and health food and vitamin chain in New York’s Hudson Valley, a business that has been in existence for over 40 years.

●	Greens Natural Foods’ eight stores in New York and New Jersey, offering a selection of 100% organic produce and all-natural, non-GMO groceries & bulk foods; a wide selection of local products; an organic juice and smoothie bar; a fresh foods department, which offers fresh and healthy “grab & go” foods; a full selection of vitamins & supplements; as well as health and beauty products

●	Ellwood Thompson’s, an organic and natural health food and vitamin store located in Richmond, Virginia. Ellwood Thompson’s was acquired on October 1, 2023 for a purchase price of approximately $1,500,000.

Through its wholly owned subsidiary, Healthy Choice Wellness, LLC, the Company (1) operates Healthy Choice Wellness Center in Kingston, NY and (2) has a licensing agreement for a Healthy Choice Wellness Center located at the Casbah Spa and Salon in Fort Lauderdale, FL.

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

Spin-Off

The Company has commenced steps to spin off (“Spin-Off”) its grocery segment and wellness business into a new publicly traded company, Healthy Choice Wellness Corp. (hereinafter referred to as “NewCo”). NewCo will continue the path of growth in the wellness verticals started by HCMC and explore other growth opportunities that comport with HCMC’s healthier lifestyle mission. Following the Spin-Off, HCMC will retain its entire patent suite, the Q-Cup® brand, and continue to develop its patent suite through R&D as well as continuing its path of enforcing its patent rights against infringers and attempting to monetize said patents through licensing deals.

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

The Company currently and historically has reported net losses and cash outflows from operations. As of September 30, 2023, the Company had cash of approximately $7.1 million and working capital of $4.3 million. The Company believes current cash on hand is sufficient to meet its obligations and capital requirements for at least the next twelve months from the date of filing. In the past, the Company financed its operations primarily through issuances of common stock and convertible preferred stock. However, we have no commitments to obtain such additional financing, and there can be no assurance that the Company will be able to raise the necessary funds to fund its operations.

Note 3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The Company has made estimates and judgments affecting the amounts reported in the Company’s unaudited condensed consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from the Company’s estimates. The condensed consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair presentation of results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023. The condensed consolidated balance sheet as of December 31, 2022 was derived from the Company’s audited 2022 financial statements contained in the above referenced Form 10-K. Results of the nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2022 Annual Report.

Note 4. CONCENTRATIONS

Cash and Restricted Cash

The Company considers all highly liquid instruments with an original maturity of three months or less, when purchased, to be cash and cash equivalents. The majority of the Company’s cash is concentrated in one large financial institution, which is in excess of Federal Deposit Insurance Corporation (FDIC) coverage. The Company did not have any cash equivalent as of September 30, 2023, and December 31, 2022.

A summary of the financial institution that had cash in excess of FDIC limits of $250,000 as of September 30, 2023 and December 31, 2022 is presented below:

	September 30, 2023	December 31, 2022
Total cash in excess of FDIC limits of $250,000	$6,169,123	$21,682,144

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

The following table provides a reconciliation of cash and restricted cash to amounts shown in unaudited condensed consolidated statements of cash flow:

	September 30, 2023	September 30, 2022
Cash	$7,137,833	$30,009,173
Restricted cash	628,232	1,325,000
Total cash and restricted cash	$7,766,065	$31,334,173

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

Note 5. SEGMENT INFORMATION AND DISAGGREGATION OF REVENUES

In accordance with FASB ASC 280, “Disclosures about Segment of an enterprise and related information”, the Company determined it has two reportable segments: grocery and vapor. There are no inter-segment revenues.

The Company’s general and administrative costs are not segment specific. As a result, all operating expenses are not managed on segment basis.

The tables below present information about reportable segments for the three months and nine months ended September 30, 2023, and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Vapor	$-	$1,187	$38	$256,747
Grocery	12,704,600	5,775,543	39,839,203	16,700,596
Total revenue	$12,704,600	$5,776,730	$39,839,241	$16,957,343

Retail Vapor	$-	$1,187	$38	$256,747
Retail Grocery	11,307,056	5,187,540	35,374,653	14,944,074
Food service/restaurant	1,396,194	584,382	4,459,142	1,743,228
Online/eCommerce	1,350	3,621	5,408	13,294
Total revenue	$12,704,600	$5,776,730	$39,839,241	$16,957,343

Loss from operations-Vapor	(7,014)	(4,998)	(24,411)	(39,460)
(Loss) income from operations-Grocery	(688,948)	(289,653)	(1,151,710)	20,397
Corporate items	(2,695,199)	(1,823,550)	(7,377,745)	(4,822,444)
Total loss from operations	$(3,391,161)	$(2,118,201)	$(8,553,866)	$(4,841,507)

Note 6. NOTES RECEIVABLE AND OTHER INCOME

On September 6, 2018, the Company entered into a secured 36-month promissory note (the “Note”) with VPR Brands L.P. for $582,260. The Note bears an interest rate of 7.00%, which payments thereunder are $4,141 weekly. The Company records all proceeds related to the interest of the Note as interest income as proceeds are received.

On August 31, 2022, the Company amended and restated the Note (the “Amended Note”) with VPR Brands L.P. to extend the maturity date for one year. The outstanding balance for the Amended Note is $211,355. The Amended Note bears an interest rate of 7.00%, which payments thereunder are $1,500 weekly, with such payments commencing as of September 3, 2022. The Amended Note has a balloon payment of $145,931 for all remaining accrued interest and principal balance due in the final week of the 1-year extension of the Amended Note.

In August 2023, VPR Brands L.P. settled with the Company for the remaining notes receivable balance of $145,931 by making a balloon payment of $135,000 cash. The Company recognized a loss of $10,931 from this settlement which is included in other (expense) income net in the accompanying unaudited condensed consolidated statements of operations.

A summary of the Amended Note as of September 30, 2023 and December 31, 2022 is presented below:

Description	September 30, 2023	December 31, 2022
Promissory Note	$-	$189,225

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

The cash purchase price under the Asset Purchase Agreement was $5,142,000, with $3,000,000 seller financing in the form of a promissory note. In addition, the seller is entitled to a contingent earn-out based on a certain revenue threshold within the one-year period of the closing.

The Company recorded $1,108,000 of contingent consideration based on the estimated financial performance for the one year following closing. The contingent consideration was discounted at an interest rate of 3.8%, which represents the Company’s weighted average discount rate. Contingent consideration related to the acquisition is recorded at fair value (level 3) with changes in fair value recorded in other expense (income), net.

The following table summarizes the change in fair value of contingent consideration from acquisition date to September 30, 2023:

Fair Market Value - Level 3
Balance as of October 14, 2022	$1,108,000
Remeasurement	(333,100)
Balance as of December 31, 2022	774,900
Remeasurement	(774,900)
Balance as of September 30, 2023	$-

The following table summarizes the change in fair value of contingent consideration for the three months ended September 30, 2023:

Fair Market Value - Level 3
Balance as of June 30, 2023	$372,000
Remeasurement	(372,000)
Balance as of September 30, 2023	$-

The following table summarizes the purchase price allocation based on fair values of the net assets acquired at the acquisition date:

October 14, 2022
Purchase Consideration
Cash consideration paid	$5,142,000
Promissory note	3,000,000
Contingent consideration issued to Green’s Natural seller	1,108,000
Total Purchase Consideration	$9,250,000

Purchase price allocation
Inventory	$1,642,000
Property and equipment	1,478,000
Intangible assets	3,251,000
Right of use asset - Operating lease	6,427,000
Other liabilities	(211,000)
Operating lease liability	(6,427,000)
Goodwill	3,090,000
Net assets acquired	$9,250,000

Finite-lived intangible assets
Trade Names (8 years)	$1,133,000
Customer Relationships (6 years)	1,103,000
Non-Compete Agreement (5 years)	1,015,000
Total intangible assets	$3,251,000

The acquisition is structured as asset purchase in a business combination, and goodwill is tax-deductible, and amortizable over 15 years for tax purpose.

Revenue and Earnings

The following table represents the combined pro forma revenue and net loss for the three and nine months ended September 30, 2022:

	For Three Months Ended September 30, 2022	For Nine Months Ended September 30, 2022
Sales	$13,208,469	$40,240,844
Net loss	$(2,534,383)	$(5,888,835)

The combined proforma revenue and net loss for the three and nine months period ended September 30, 2022 were prepared as though acquisition occurred as of January 1, 2022.

Note 8. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following:

	September 30, 2023	December 31, 2022
Displays	$312,146	$312,146
Building	575,000	575,000
Furniture and fixtures	592,260	560,256
Leasehold improvements	1,925,385	1,910,719
Computer hardware & equipment	187,967	160,210
Other	688,773	587,602
	4,281,531	4,105,933
Less: accumulated depreciation and amortization	(1,416,122)	(993,025)
Total property, plant, and equipment, net	$2,865,409	$3,112,908

The Company incurred approximately $137,322 and $64,984 of depreciation expense for the three months ended September 30, 2023 and 2022, and $423,628 and $178,575 of depreciation expense for the nine months ended September 30, 2023 and 2022, respectively. The Company wrote off assets and recognized a loss on disposal of approximately $2,000 for the three months ended September 30, 2023 which is included in other (expense) income, net in the unaudited condensed consolidated statements of operations.

Note 9. INTANGIBLE ASSETS

Intangible assets, net are as follows:

September 30, 2023	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	8-10 years	$2,569,000	$(951,193)	$1,617,807
Customer relationships	4-6 years	2,669,000	(1,256,556)	1,412,444
Patents	10 years	384,665	(188,507)	196,158
Non-compete	4-5 years	1,602,000	(514,666)	1,087,334
Intangible assets, net		$7,224,665	$(2,910,922)	$4,313,743

December 31, 2022	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	8-10 years	$2,569,000	(725,723)	$1,843,277
Customer relationships	4-6 years	2,669,000	(1,033,306)	1,635,694
Patents	10 years	384,665	(159,658)	225,007
Non-compete	4-5 years	1,602,000	(300,467)	1,301,533
Intangible assets, net		$7,224,665	$(2,219,154)	$5,005,511

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense was approximately $230,590 and $165,100 for the three months ended September 30, 2023 and 2022, and $691,768 and $473,587 for the nine months ended September 30, 2023 and 2022, respectively. Future annual estimated amortization expense is as follows:

Years ending December 31,
2023 (remaining three months)	$230,590
2024	922,358
2025	916,858
2026	838,877
2027	694,457
Thereafter	710,603
Total	$4,313,743

Note 10. CONTRACT LIABILITIES

A summary of the contract liabilities activity at September 30, 2023 and December 31, 2022 is presented below:

	September 30, 2023	December 31, 2022
Beginning balance as January 1,	$198,606	$23,178
Issued	664,003	859,383
Redeemed	(664,294)	(628,012)
Breakage recognized	(53,454)	(55,943)
Ending balance	$144,861	$198,606

Note 11. DEBT

The following table provides a breakdown of the Company’s debt as of September 30, 2023 and December 31, 2022 is presented below:

	September 30, 2023	December 31, 2022
Promissory note	$2,515,013	$2,913,788
Other debt	-	815
Total debt	$2,515,013	$2,914,603
Current portion of long-term debt	(560,322)	(536,542)
Long-term debt	$1,954,691	$2,378,061

Note 12. STOCKHOLDERS’ EQUITY

Series E Redeemable Convertible Preferred Stock

On August 18, 2022, the Company entered into a Securities Purchase Agreement (“Series E Preferred Stock”) pursuant to which the Company sold and issued 14,722 shares of its Series E Redeemable Convertible Preferred Stock to institutional investors for $1,000 per share or an aggregate subscription of $13.25 million. The number of shares issued to each participant is based on subscription amount multiplied by conversion rate of 1.1111. The Company also incurred offering costs of approximately $410,000, which covers legal and consulting fee.

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

On March 1, 2023, the Company entered into a First Amendment to HCMC Series E Preferred Stock with each purchaser (“Purchaser”) identified as those who participated in the HCMC Series E Preferred Stock, dated as of August 18, 2022. The parties amended the HCMC Preferred Stock related to the conversion payment whereby upon conversion of the Series E Preferred Stock prior to the record date for the Spin-Off, the Company will pay the Purchaser ten percent (10%) of the stated value of the Series E Preferred Stock converted. The record date was May 1, 2023.

On May 15, 2023, the Company and the Purchaser entered into the Second Amendment to the Securities Purchase Agreement, pursuant to which the Company agreed to extend the time period for the Conversion Payment eligibility to December 1, 2023. The Company filed an amendment to the Certificate of Designation to make the redemption price of the Preferred Stock (the “Redemption Price”) equal the Stated Value regardless of the date on which it is redeemed. Prior to this amendment, the Redemption Price was discounted by 1% for each month after the seven-month anniversary of the Issue Date that the Purchaser elected not to redeem.

For the three months ended September 30, 2023, there were no shares of common stock issued as a result of the Series E preferred stock conversion. Additionally, there were no shares redeemed during the quarter ended September 30, 2023.

For the three months ended September 30, 2023, 0 shares of common stock were issued as a result of the Series E preferred stock conversion. 0 shares of Series E preferred stock were redeemed.

As of September 30, 2023, 1,585 shares of Series E preferred stock was converted into 15,850,000,000 shares of common stock as a result of the Series E preferred stock conversion. 11,193 shares of Series E preferred stock was redeemed and approximately $11,170,000 was paid for redemption.

Pursuant to the Securities Purchase Agreement, purchasers of the Series E Convertible Preferred Stock will also be required to purchase Series A Convertible Preferred Stock of Healthy Choice Wellness Corp. (“HCWC”) in the same subscription amounts that the Purchasers paid for the HCMC Series E Preferred Stock. HCWC is the HCMC subsidiary that will be spun off to HCMC’s stockholders in connection with the spin off of HCMC’s grocery and wellness businesses.

Series D Convertible Preferred Stock

On February 7, 2021, the Company entered into a Securities Purchase Agreement, pursuant to which the Company sold and issued 5,000 shares of its Series D Convertible Preferred Stock (the “Preferred Stock”) to accredited investors for $1,000 per share or an aggregate subscription of $5.0 million. In the third quarter of 2023, the Company has issued 8.0 billion shares of Company common stock in connection with the exercise of the remaining 800 shares of the Series D Convertible Preferred Stock at a conversion price of $0.0001 per share. As of September 30, 2023, all series D preferred stocks have been converted. The Series D Stocks had no voting rights.

Stock Options and Restricted Stock

During the nine months ended September 30, 2023 and 2022, no stock options of the Company were exercised into common stock.

On April 23, 2023, the Board of Directors (the “Board”) of HCMC approved the Second Amendment to the 2015 Equity Incentive Plan (the “Amended Plan”). The Amended Plan increased the number of shares of HCMC common stock authorized for issuance under the Amended Plan to 225,000,000,000 shares.

On April 23, 2023, HCMC’s board of directors has approved the issuance of approximately an additional 107,675,000,000 shares of restricted common stock to the employees and executive officers of HCMC. Each grant of restricted common stock will commence vesting of 12.5% of the award on February 1, 2024 and will vest in 12.5% increments on the last day of each calendar quarter thereafter through September 30, 2025. All shares of restricted common stock related to the April 23, 2023 issuance remain unvested as of September 30, 2023.

During the three months ended September 30, 2023 and 2022, the Company recognized stock-based compensation of approximately $1,127,000 and $0, respectively in connection with amortization of restricted stock and stock options. During the nine months ended September 30, 2023 and 2022, the Company recognized stock-based compensation of approximately $2,304,000 and $0, respectively. Stock based compensation is included as part of selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.

Income (Loss) Per Share

The following table summarizes the Company’s securities, in common stock equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	As of September 30,
	2023	2022
Preferred stock	19,444,000,000	148,471,000,000
Stock options	67,587,230,680	68,587,000,000
Restricted stock	1,500,000,000	-
Total	88,531,230,680	217,058,000,000

The difference between our common stock outstanding as of September 30, 2023 of 475,266,632,384 and the weighted average number of common stock outstanding in our basic and diluted net loss per share is the exclusion of 111,675,000,000 shares of restricted common stock outstanding which are unvested as of September 30, 2023. There are no other reconciling items except for differences resulting from computing share issuances on a weighted average basis.

Note 13. COMMITMENTS AND CONTINGENCIES

On July 7, 2023, the Company entered into patent licensing agreement in the vape segment to grant the licensee the non-exclusive right and license to use, offer or sell the licensed products in the territory of the United States of America. The Company is still in the process of building this operation, and no product sales or no royalties earned as of the date of this filing.

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

There were two lawsuits in connection with alleged claimed battery defects for an electronic cigarette device. One has been dismissed by the court wherein the plaintiff settled with the Company’s insurance carrier with no economic impact to the Company. In the second lawsuit the Company is in the process of settlement and the case has been removed from the Courts trial calendar. Economic impact to the Company, if any, is not known or estimable at this time.

On September 26, 2023, HCMC filed a patent infringement lawsuit against R.J. Reynolds Vapor Company (“RJR”) in the U.S. District Court for the Middle District of North Carolina in connection with HCMC’s assertions that RJR’s Vuse electronic cigarette infringes one of HCMC’s patents.

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations as of September 30, 2023. With respect to legal costs, we record such costs as incurred.

Note 14. SUBSEQUENT EVENTS

On September 28, 2023, the Company through its wholly owned subsidiary, Healthy Choice Markets V, LLC, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with ET Holding, Inc., d/b/a Ellwood Thompson’s Local Market, a Virginia corporation, Ellwood Thompson’s Natural Market, L.C., a Virginia limited liability company, and Richard T. Hood, an individual resident of the Commonwealth of Virginia. The Company acquired certain assets and assumed certain liabilities of an organic and natural health food and vitamin store located in Richmond, Virginia (the “Store”).

The purchase price under the Purchase Agreement is approximately $1,500,000, of which $750,000 is in the form of a promissory note. The Company will assume all lease obligations for the Store. The transaction was entered into on September 28, 2023 with effective date of October 1, 2023. The Company has engaged a professional valuation firm to perform the valuation of the assets acquired and liabilities assumed. The purchase price accounting has not been finalized.

On October 2, 2023, the Company signed addendum with the current landlord to renew the lease on its headquarter office for an additional twelve-month period starting from November 1, 2023.

On October 27, 2023, the Company filed a new registration statement on Form S-1 in connection with the spin-off of all of the existing HCWC common stock by Healthier Choices Management Corp. (the “Spin Off S-1”) with the Securities and Exchange Commission (the “Commission”).

On October 30, 2023, the Company filed Amendment No. 1 to its registration statement on Form S-1 (“IPO S-1”) with the Commission.

On October 30, 2023, the Company entered into third amendment to the Securities Purchase Agreement with its Series E Redeemable Convertible Preferred Stock purchasers. The parties agreed to: (1) set the initial conversion price for the Series A Preferred Stock to be the 5-day volume weighted average price measured using the 5 trading days preceding the purchase of the Series A Preferred Stock, (2) on the 40th calendar day (the “Reset Date”) after the sale of the Series A Preferred Stock, reset the conversion price in the event the closing price of the Class A common stock on such date is less than the initial conversion, (3) have the reset conversion price equal a 10% discount to the 5-day volume weighted average price measured using the 5 trading days preceding the Reset Date; provided, however, in no instance will the conversion price be reset below 30% of the initial conversion price, and (4) amend the date on which the obligation to acquire the Series A Preferred Stock ceases to March 1, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONDENSED CONSOLIDATED OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements. The terms “we,” “us,” “our,” and the “Company” refer to Healthier Choices Management Corp. and its wholly-owned subsidiaries, Healthy Choice Markets, Inc., Healthy Choice Markets 2, LLC (“Paradise Health and Nutrition”), Healthy Choice Markets 3, LLC (“Mother Earth’s Storehouse”), Healthy Choices Markets 3 Real Estate LLC, Healthy Choice Markets IV, LLC (“Green’s Natural Foods”), Healthy Choice Markets V, LLC (“Ellwood Thompson’s Local Market”), HCMC Intellectual Property Holdings, LLC, Healthy Choice Wellness, LLC, The Vitamin Store, LLC, Healthy U Wholesale, Inc., and The Vape Store, Inc. (“Vape Store”). All intercompany accounts and transactions have been eliminated in consolidation.

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

Through its wholly owned subsidiaries, Healthy Choice Markets, Inc., Healthy Choice Markets 2, LLC, and Healthy Choice Markets 3, LLC, and Healthy Choice Markets IV, LLC respectively, the Company operates:

●	Ada’s Natural Market, a natural and organic grocery store offering fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products and natural household items (www.Adasmarket.com).

●	Paradise Health & Nutrition’s three stores that likewise offer fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products and natural household items (www.ParadiseHealthDirect.com).

●	Mother Earth’s Storehouse, a two store organic and health food and vitamin chain in New York’s Hudson Valley, which has been in existence for over 40 years (www.MotherEarthStorehouse.com).

●	Green’s Natural Foods’ eight stores in New York and New Jersey, offering a selection of 100% organic produce and all-natural, non-GMO groceries & bulk foods; a wide selection of local products; an organic juice and smoothie bar; a fresh foods department, which offers fresh and healthy “grab & go” foods; a full selection of vitamins & supplements; as well as health and beauty products (www.Greensnaturalfoods.com).

●

Ellwood Thompson’s, an organic and natural health food and vitamin store located in Richmond, Virginia. (www.ellwoodthompsons.com). Ellwood Thompson’s was acquired on October 1, 2023 for a purchase price of approximately $1,500,000.

Through its wholly owned subsidiary, Healthy Choice Wellness, LLC, the Company (1) operates Healthy Choice Wellness Center in Kingston, NY and (2) has a licensing agreement for a Healthy Choice Wellness Center located at the Casbah Spa and Salon in Fort Lauderdale, FL.

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

The Company incurred a loss from operations of approximately $8.6 million for the nine months ended September 30, 2023. As of September 30, 2023, cash totaled approximately $7.1 million. The Company believes current cash on hand is sufficient to meet its obligations and capital requirements for at least the next twelve months from the date of filing. In the past, the Company financed its operations primarily through issuances of common stock and convertible preferred stock. However, we have no commitments to obtain such additional financing, and there can be no assurance that the Company will be able to raise the necessary funds to fund its operations.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated Statements of Operations for the three months ended September 30, 2023 and 2022 that is used in the following discussions of our results of operations:

	Three Months Ended September 30,		2023 to 2022
	2023	2022	Change $
SALES
Vapor sales, net	$-	$1,187	$(1,187)
Grocery sales, net	12,704,600	5,775,543	6,929,057
TOTAL SALES, NET	12,704,600	5,776,730	6,927,870

Cost of sales vapor	-	364	(364)
Cost of sales grocery	8,061,966	3,909,190	4,152,776
GROSS PROFIT	4,642,634	1,867,176	2,775,458

OPERATING EXPENSES
Selling, general and administrative	8,033,795	3,985,377	4,048,418
LOSS FROM OPERATIONS	(3,391,161)	(2,118,201)	(1,272,960)

OTHER INCOME (EXPENSE)
Gain (loss) on investment	343	(11,314)	11,657
Change in contingent consideration	372,000	-	372,000
Other (expense) income, net	(8,397)	4,327	(12,724)
Interest income, net	36,226	50,202	(13,976)
Total other income (expense), net	400,172	43,215	356,957

NET LOSS	$(2,990,989)	$(2,074,986)	$(916,003)

The decrease in net vapor sales is due to closing all retail vape stores in the second quarter of 2022, as management shifted its retail sales focus to the wholesale and online channel. The sales for the three months ended September 30, 2023, were significantly impacted by technical issues associated with the processing of credit card payments. Management is continuing to work with the third-party provider to address the matter.

Net grocery sales increased $6.9 million to $12.7 million for the three months ended September 30, 2023 as compared to $5.8 million for the same period in 2022. The $6.9 million increase in grocery sales was primarily due to the acquisition of Green’s Natural Foods.

Vapor cost of sales for the three months ended September 30, 2023 and 2022 were $0 and $0.4 thousand, respectively, a decrease of $0.4 thousand. The decrease is primarily due to closing retail vape stores, as management has shifted its retail sales focus to the wholesale and online channel. Gross (loss) profit was $0 and $0.8 thousand for three months ended September 30, 2023 and 2022, respectively.

Grocery cost of sales for the three months ended September 30, 2023 and 2022 were $8.1 million and $3.9 million, respectively. The increase of $4.2 million is primarily due to the acquisition of Green’s Natural Foods stores. Gross profit was $4.6 million and $1.9 million for the three months ended September 30, 2023 and 2022, respectively. Gross margin as a percentage of sales increased approximately 4% as compared to the same period in prior year as a result of increased product margin due to improved purchasing control in all grocery stores.

Total operating expenses increased approximately $4.0 million to $8.0 million for the three months ended September 30, 2023 compared to $4.0 million for the same period in 2022. The increase is due to the acquisition of Green’s Natural Foods stores of approximately $3.2 million, and stock compensation expense of $1.1 million, offset by decreases in professional fees of $0.4 million.

Total other income (expense), net increased $357,000 to $4000,000 for the three months ended September 30, 2023 compared to $43,000 for the same period in 2022. The increase in net other income is mainly attributable to the write off of the contingent liability related with Green’s Natural Foods seller’s earn-out.

The following table sets forth our unaudited condensed consolidated Statements of Operations for the nine months ended September 30, 2023 and 2022 that is used in the following discussions of our results of operations:

	Nine Months Ended September 30,		2023 to 2022
	2023	2022	Change $
SALES
Vapor sales, net	$38	$256,747	$(256,709)
Grocery sales, net	39,839,203	16,700,596	23,138,607
TOTAL SALES, NET	39,839,241	16,957,343	22,881,898

Cost of sales vapor	653	112,610	(111,957)
Cost of sales grocery	25,199,879	10,674,170	14,525,709
GROSS PROFIT	14,638,709	6,170,563	8,468,146

OPERATING EXPENSES
Selling, general and administrative	23,192,575	11,012,070	12,180,505
LOSS FROM OPERATIONS	(8,553,866)	(4,841,507)	(3,712,359)

OTHER INCOME (EXPENSE)
Loss on investment	(8,057)	(6,000)	(2,057)
Change in contingent consideration	774,900	-	774,900
Other income	853	27,376	(26,523)
Interest income, net	235,125	81,715	153,410
Total other income (expense), net	1,002,821	103,091	899,730

NET LOSS	$(7,551,045)	$(4,738,416)	$(2,812,629)

Net vapor sales decreased $0.3 million to $0 million for the nine months ended September 30, 2023 as compared to $0.3 million for the same period in 2022. The decrease in sales is primarily due to closing the remaining retail vape stores during the nine months ended September 30, 2022, as management has shifted its retail sales focus to the wholesale and online channel. The sales for the nine months ended September 30, 2023 were significantly impacted by technical issues associated with the processing of credit card payments. Management is continuing to work with the third-party provider to address the matter.

Net Grocery sales increased $23.1 million to $39.8 million for the nine months ended September 30, 2023 as compared to $16.7 million for the same period in 2022. The increase in sales is primarily due to acquisition of Green’s Natural Foods in October 2022.

Vapor cost of sales for the nine months ended September 30, 2023 and 2022 were $1.0 thousand and $0.1 million, respectively, a decrease of $0.1 million. The decrease is primarily due to closing retail vape stores, as management has shifted its retail sales focus to the wholesale and online channel. Gross (loss) profit was $(1.0) thousand and $0.1 million for the nine months ended September 30, 2023 and 2022, respectively.

Grocery cost of sales for the nine months ended September 30, 2023 and 2022 were $25.2 million and $10.7 million, respectively, an increase of $14.5 million. The increase is primarily due to the acquisition of Green’s Natural Foods in October 2022. Gross profit was $14.6 million and $6.0 million for the nine months ended September 30, 2023 and 2022, respectively.

Total operating expenses increased $12.2 million to $23.2 million for the nine months ended September 30, 2023 compared to $11.0 million for the same period in 2022. The increase is primarily due to Green’s Natural Food acquisition of approximately $9.3 million, increases in stock based compensation of $2.3 million, payroll and employee related costs of $0.3, occupancy of $0.2 million, taxes, licenses and permits of $0.2 million.

Net other income of $1.0 million for the nine months ended September 30, 2023 includes a loss on investment of $8,000, change in contingent consideration of $775,000, other income of $1,000, and an interest income of $235,000. Net other income of $0.1 million for the nine months ended September 30, 2022 includes a loss on investment of $6,000, other income of $27,000, and interest income of $82,000.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2023	2022
Net cash (used in) provided by
Operating activities	$(4,939,331)	$(2,676,131)
Investing activities	2,165	(5,359,187)
Financing activities	(11,986,893)	12,873,087
	$(16,924,059)	$4,837,769

Our net cash used in operating activities of approximately $4.9 million for the nine months ended September 30, 2023 resulted from a net loss of $7.6 million, offset by a non-cash adjustment of $5.9 million and a net cash usage of $3.3 million from changes in operating assets and liabilities. Our net cash used in operating activities of $2.7 million for the nine months ended September 30, 2022 resulted from a net loss of $4.7 million and a net cash of $0.3 million provided by the changes in operating assets and liabilities, offset by a non-cash adjustment of $1.7 million.

The net cash provided by investing activities of $2,000 for the nine months ended September 30, 2023 resulted from collection on a note receivable and purchases of property and equipment. The net cash used in investing activities of $5,359,000 for the nine months ended September 30, 2022 resulted from the acquisition of Mother Earth’s Storehouse, collection of a note receivable, and purchases of property and equipment.

The net cash used in financing activities of approximately $12.0 million for the nine months ended September 30, 2023 is due to Series E Preferred Stock redemption and exercise, payment for deferred offering cost related with spin off, and principle payment on loan payable. The net cash provided by financing activities of $12.9 million for the nine months ended September 30, 2022 is due to proceeds received from the Series E Preferred Stock sales and from proceeds received from line of credit.

At September 30, 2023 and December 31, 2022, we did not have any material financial guarantees or other contractual commitments with vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. Most of our cash is concentrated in one financial institution and is generally in excess of the FDIC insurance limit. The Company has not experienced any losses on its cash. The following table presents the Company’s cash position as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Cash	$7,137,833	$22,911,892
Total assets	$37,287,765	$55,255,030
Percentage of total assets	19.14%	41.47%

The Company reported a net loss of $7.6 million for the nine months ended September 30, 2023. The Company also had positive working capital of $4.3 million. The Company expects to continue incurring losses for the foreseeable future, but we do not believe there are any substantial doubts about the Company’s ability to continue as a going concern. The Company believes current cash on hand is sufficient to meet its obligations and capital requirements for at least the next twelve months from the date of filing. In the past, the Company financed its operations primarily through issuances of common stock and convertible preferred stock. However, we have no commitments to obtain such additional financing, and there can be no assurance that the Company will be able to raise the necessary funds to fund its operations.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include our future common stock price, the timing of future Series E preferred stock conversions and stock sales, customer acceptance of our products, and proposed federal and state regulation. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

We are required to report under Section 404(a) of Sarbanes-Oxley regarding the effectiveness of our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, did not carry out an evaluation on internal controls as of September 30, 2023 in regard to the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. As an evaluation was not carried out, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was ineffective as of September 30, 2023 and noted the material weaknesses as follows:

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

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of September 30, 2023 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Planned Remediation

Management continues to work to improve its controls related to our material weaknesses listed above. In order to achieve the timely implementation of the controls over the above-mentioned weaknesses, management has commenced the following actions and will continue to assess additional opportunities for remediation on an ongoing basis:

●	Continuing to increase headcount across the Company, with a particular focus on hiring individuals with strong internal control backgrounds and inventory expertise.

●	Increase third party physical inventory count and store level internal inventory count.

●	Increasing its focus on the Company’s purchase order process in order to better manage inventory thereby improving cash management and ultimately leading to more reliable and precise financial reporting. The Company implemented an open to buy program by comparing purchases with sales to better control overall inventory purchases.

●	Using business intelligence to combine business analytics, data tools and infrastructure to help the Company quickly identify the issues in POS system and facilitate internal control over financial reporting. Developing dashboards for operation to monitor the margin at store level, department level and sku level.

●	Establishing policies and procedures in the IT area to mitigate data breach, unauthorized access, and address segregation of duties.

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

Changes in Internal Controls over Financing Reporting

Except as detailed above, during the three months ended September 30, 2023, there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

There were two lawsuits in connection with alleged claimed battery defects for an electronic cigarette device. One has been dismissed by the court wherein the plaintiff settled with the Company’s insurance carrier with no economic impact to the Company. In the second lawsuit the Company is in the process of settlement and the case has been removed from the Courts trial calendar. Economic impact to the Company, if any, is not known or estimable at this time.

On September 26, 2023, HCMC filed a patent infringement lawsuit against R.J. Reynolds Vapor Company (“RJR”) in the U.S. District Court for the Middle District of North Carolina in connection with HCMC’s assertions that RJR’s Vuse electronic cigarette infringes one of HCMC’s patents.

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations as of September 30, 2023. With respect to legal costs, we record such costs as incurred.

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

HEALTHIER CHOICES MANAGEMENT CORP.

Date: November 13, 2023	By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer

Date: November 13, 2023	By:	/s/ John Ollet
John Ollet
Chief Financial Officer

