Form 10-K
period 2023-12-31
Healthier Choices Management Corp.
filed 2024-03-27
CIK 844856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $46.3 million based on the June 30, 2023 closing price of $0.0001 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 478,266,632,384 shares outstanding as of March 27, 2024.

PART I

Item 1. Business.

Healthier Choices Management Corp. (the “Company”) is a holding company focused on providing consumers with healthier daily choices with respect to nutrition and other lifestyle alternatives.

Through its wholly owned subsidiary HCMC Intellectual Property Holdings, LLC, the Company manages its intellectual property portfolio.

Through its wholly owned subsidiaries, Healthy Choice Markets, Inc., Healthy Choice Markets 2, LLC, Healthy Choice Markets 3, LLC, Healthy Choice Markets 3 Real Estate, LLC, Healthy Choice Markets IV, LLC, and Healthy Choice Markets V, LLC respectively, the Company operates:

●	Ada’s Natural Market, a natural and organic grocery store offering fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products, and natural household items (www.Adasmarket.com)
●	Paradise Health & Nutrition’s three stores that likewise offer fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products and natural household items, (www.ParadiseHealthDirect.com)
●	Mother Earth’s Storehouse, a two-store organic and health food and vitamin chain in New York’s Hudson Valley, which has been in existence for over 40 years (www.MotherEarthStorehouse.com).
●	Greens Natural Foods’ eight stores in New York and New Jersey, offering a selection of 100% organic produce and all-natural, non-GMO groceries & bulk foods; a wide selection of local products; an organic juice and smoothie bar; a fresh foods department, which offers fresh and healthy “grab & go” foods; a full selection of vitamins & supplements; as well as health and beauty products (www.Greensnaturalfoods.com).
●	Ellwood Thompson’s, an organic and natural health food and vitamin store located in Richmond, Virginia. (www.ellwoodthompsons.com).

Through its wholly owned subsidiary, Healthy Choice Wellness, LLC, the Company operates a Healthy Choice Wellness Center in Kingston, NY and has a licensing agreement for a Healthy Choice Wellness Center located at the Casbah Spa and Salon in Fort Lauderdale, FL.

Through its wholly owned subsidiary, Healthy Choice Wellness II, LLC, the Company entered into a joint venture with an established healthcare provider, and the joint venture is in the process of creating a structure whereby it will engage in telemedicine evaluations of patients for semaglutide therapy. The operation will encompass, generally: medical evaluations of patients; treatment of patients with semaglutide; coordination with providers and patients.

Through its wholly owned subsidiary, Healthy U Wholesale, the Company sells vitamins and supplements, as well as health, beauty and personal care products on its website www.TheVitaminStore.com.

Additionally, through its wholly owned subsidiary, The Vape Store, Inc., the Company markets its patented Q-Unit™ and Q-Cup® technology. Information on these products and the technology is available on the Company’s website at www.theQcup.com.

NATURAL AND ORGANIC GROCERIES AND DIETARY SUPPLEMENTS BUSINESS

Local. Organic. Fresh. Three words that define Healthy Choice Markets! With Ada’s Natural Market, a full-service grocery store and Greenleaf Grill, Ada’s flagship fast casual in-store restaurant, serving Fort Myers, FL, along with the eight Greens Natural Foods Stores in New Jersey and New York, three Paradise Health & Nutrition locations in the greater Melbourne, FL area, two Mother Earth’s Storehouse locations in Hudson Valley, NY, and the Ellwood Thompson store located in Richmond Virginia all serving their respective local communities, our stores provide all-natural and organic products in a friendly and helpful atmosphere, with aisles of traditional grocery complete with frozen, healthy home, vitamins & supplements, health & beauty, fresh produce, hormone and antibiotic free meats and bulk foods. Ada’s Natural Market, Greens Natural Foods, Paradise Health & Nutrition, Mother Earth’s Storehouse, and Ellwood Thompson’s all offer chef-prepared ready-to-go foods and fresh-baked-daily baked goods. All store locations, with the exception of Saugerties, NY and Malabar, FL, offer a 100% organic juice & smoothie bar.

Collectively, we focus on providing high-quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We strive to generate long-term relationships with our customers based on quality and service by:

●	selling only all-natural and organic groceries;

●	offering affordable prices and a shopper-friendly retail environment; and

●	providing dine-in options at our Greenleaf Grill, Organic Juice Bar, and our free-trade coffee bar.

Our History and Founding Principles

We are committed to maintaining the following founding principles, which have helped foster our growth:

●	Quality. Every product on our shelves must go through a rigorous screening and approval process. Our mission includes providing the highest quality groceries and supplements, Natural Grocers branded products, European and United States Department of Agriculture (USDA) certified organic and fresh produce at the best prices in the industry.

●	Community. The Ada’s, Paradise, Mother Earth’s Storehouse, Green’s Natural Foods and now Ellwood Thompson’s brands have each been serving their respective communities for 40+ years.

●	Employees. Our employees make our companies great. We work hard to ensure that our employees are able to live a healthy, balanced lifestyle. We support them with free nutrition education programs, competitive pay and excellent benefits.

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

Our Growth Strategies

We expect to pursue several strategies to help return the overall business to profitable growth, including:

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

Grow our customer base. We plan to implement several measures aimed at building our brand awareness and growing our customer base, including: (i) continuously improving the design of all our websites to enhance functionality, create a more engaging user experience and increase its reach and effectiveness; (ii) introducing customer appreciation programs at all our stores; and (iii) developing new collateral marketing materials. We believe offering nutrition education has historically been one of our most effective marketing strategies for reaching new customers and increasing the demand for natural and organic groceries and dietary supplements in our markets.

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

Sourcing and Vendors. We source from approximately 1,000 suppliers and offer over 4,000 brands. These suppliers range from small independent businesses to multi-national conglomerates. As of December 31, 2023, we purchased approximately 73% of the goods we sell from our top 20 suppliers. For the year ended December 31, 2023, approximately 40% of our total purchases were from one vendor. We maintain good relations with all our suppliers and believe we have adequate alternative supply methods, including self-distribution.

We have longstanding relationships with our suppliers, and we require disclosure from them regarding quality, freshness, potency and safety data information. Our bulk food private label products are packaged by us in pre-packed sealed bags to help prevent contamination while in transit and in our stores. Unlike most of our competitors, most of our private label nuts, trail mix and flour are refrigerated in our warehouse and stores to maintain freshness.

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

Competition

The grocery and dietary supplement retail business is a large, fragmented and highly competitive industry, with few barriers to entry. Our competition varies by market and includes conventional supermarkets such as Publix and Winn-Dixie, mass or discount retailers such as Sprout’s Farmers Market, Wal-Mart and Target, natural and gourmet markets such as Whole Foods and The Fresh Market, specialty food retailers such as Trader Joe’s, independent health food stores, dietary supplement retailers, drug stores, farmers’ markets, food co-ops, mail order and online retailers and multi-level marketers. These businesses compete with us for customers on the basis of price, selection, quality, customer service, shopping experience or any combination of these or other factors. They also compete with us for products and locations. In addition, some of our competitors are expanding to offer a greater range of natural and organic foods. We believe our commitment to carrying only carefully vetted, affordably priced and high-quality natural and organic products and dietary supplements, as well as our focus on providing nutritional education, differentiate us in the industry and provide a competitive advantage.

HEALTHY CHOICE WELLNESS CENTERS and HEALTHY CHOICE WELLNESS II

Healthier choices extend past just healthy eating. HCMC, through its Healthy Choice Wellness Centers, offers premium and optimized whole person-centered care and services, tailored to promote and maximize one’s general health and well-being. Healthy Choice Wellness Centers’ services are designed to address one or more common concerns, including but not limited to immunity, anxiety, mental fortitude, sports recovery, and more. Through these services, which include IV Nutrient Drip Infusions and Intramuscular (IM) Injection Treatments, Healthy Choice Wellness Centers seek to provide healthy alternatives that treat the mind and body to its core, thus offering optimized healthier living.

Through its wholly owned subsidiary, Healthy Choice Wellness II, LLC, the Company entered into a joint venture with an established healthcare provider, and the joint venture is in the process of creating a structure whereby it will engage in telemedicine evaluations of patients for semaglutide therapy. The operation will encompass, generally: medical evaluations of patients; treatment of patients with semaglutide; coordination with providers and patients.

Defining Healthy Choice Wellness

●	HEALTHY – an adjective

○	indicative of, conducive to, or promoting good health

●	CHOICE – a noun

○	an act of selecting or making a decision when faced with two or more possibilities

●	WELLNESS – a noun

○	the state of being in good health, especially as an actively pursued goal

Our Mission

●	To assist in one’s achievement of personal well-being, which is an optimal and dynamic state that allows people to achieve their full potential through both the individual pursuit of wellness and the commitment and support of the communities to which they belong.

●	To assist in maximizing overall individual wellness, which is an active process that helps individuals reach their optimal well-being by integrating all the dimensions of wellness into their lives; physical, social, emotional, spiritual, environmental, intellectual, occupational, and financial.

●	To provide the highest standards of professionalism, emphasizing on quality of care, ethical behavior, ensuring client confidentiality, and the treatment of all individuals with respect and dignity.

●	To provide clients an immaculate wellness facility designed for the optimal benefit of the clients to receive their desired treatments in a clean and sterile environment that fosters a tranquil space to maximize one’s overall wellness and well-being.

●	To continue the powerful pursuit of knowledge and education by all of our professionals and practitioners, to better provide consult to our clients for them to best maximize their overall wellness and well-being.

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

Healthy Choice Wellness Centers offer premium and optimized whole person-centered care and services, tailored to promote and maximize one’s general health and well-being. All of our services are designed to address one or more common concerns, including but not limited to immunity, anxiety, mental fortitude, sports recovery, and more. Through these services, Healthy Choice Wellness Centers seek to provide healthy alternatives that treat the mind and body to its core, thus offering optimized healthier living.

Our Values

Healthy Choice Wellness Centers are committed to building a culture of well-being. Our goal is to optimize wellness, both for today and all of our tomorrows.

Healthy Choice Wellness Centers view the communities we serve as being comprised of whole and dynamic individuals. We are sensitive to the communal stresses of life that impact our health, wellness, and overall well-being. We promote and encourage personal responsibility and accountability in one’s pursuit of achieving and maintaining their health and wellness. Our Healthy Choice Wellness team not only participates in the facilitation of services in the process of achieving one’s wellness, but also are present to provide information, care, and knowledge to maintain course and maximize one’s well-being according to their individual health goals, wants, and needs.

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

IV Nutrient Drip Infusion Treatments: Healthy Choice Wellness Center’s IV Nutrient Drip Infusions are used to deliver vitamins and minerals directly into the bloodstream, offering superior absorption over oral supplements. We offer server pre-formulated customized solutions to address a variety of issues including:

●	Immune System Strengthening
●	Anti-Aging
●	Optimal Athletic Performance & Recovery
●	Metabolism
●	Hangover & Headache Relief
●	Cold & Flu Symptoms
●	Chronic Fatigue
●	Brain Fog

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

Intramuscular (IM) Injection Treatments: Healthy Choice Wellness Center’s Intramuscular (IM) Injection treatments deliver vitamins and minerals directly into the bloodstream, offering superior absorption over oral supplements. We offer server pre-formulated customized solutions to address a variety of issues including:

●	Immune Functioning
●	General Health
●	Fight Illness
●	Boost Metabolism
●	Improve Mood
●	Increase Energy
●	Appetite Suppression
●	Burning Fat

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

●	VITAMINS & SUPPLEMENTS:

○	Product categories include, but are not limited to: Vitamins, Minerals & Herbals, Immunity, Multivitamins, Sports Nutrition, Protein Powders, Collagen, Stress & Anxiety, Sleep & Relax, Brain Health, Pain & Inflammation, Probiotics, Energy & Stamina, Joint & Bone Support, Digestion, Fish Oils, Just for Men, Kids/Children/Teens, and more.

○	Product varieties include, but are not limited to: Apple Cider Vinegar, BCAA, Biotin, Calcium, Chlorophyll, CLA, Collagen Peptides, Creatine, Elderberry, Omega-3’s, Garlin, Glucosamine, Iron, Magnesium, Melatonin, Potassium, Prenatals, Probiotics, Protein Powders (Plant and Whey), Ashwaghanda Turmeric, Ginseng, Vitamin B,C,D,E,K+, Zinc, and more.

○	Product brands include, but are not limited to: Ada’s Naturals, Enzymedica, Garden of Life, Natural Vitality, New Chapter, Renew Life, Solgar, and more.

●	HEALTH, BEAUTY, AND PERSONAL CARE:

○	Product categories include, but are not limited to: Oral Care, Hair Care, Body Wash, Skin & Face, Deodorant, Suncare, Soaps, Shaving, Feminine Hygiene, Lip Balms, Ear Candles, Lotions, Hand Sanitizers, Essential Oils, and more.

○	Product varieties include, but are not limited to: Body Wash, Deodorant, Ear Candles, Shampoos, Conditioners, Toothpaste, Mouthwashes, Shaving, Bar Soaps, Liquid Soaps, Suncare, and more.

●	Product brands include, but are not limited to: Ada’s Naturals, Alba Botanica, Aura Cacia, Derma-E, Desert Essence, Dr. Bronners, Every Man Jack, Heritage Store, Himalaya Botanique, Life-Flo, Lily of the Desert, Natracare, Naturally Fresh, Oral Essentials, South of France, Tea Tree Therapy, Thai Deodorant Stone, Thayers, and more.

VAPORIZER BUSINESS

Through its wholly owned subsidiary HCMC Intellectual Property Holdings, LLC, HCMC manages, and intends to expand, its intellectual property portfolio. Additionally, HCMC markets its patented Q-Unit™ and Q-Cup® technology through its wholly owned subsidiary The Vape Store, Inc.. Information on these products and the technology is available on the Company’s website at www.theQcup.com. During 2022, the Company evaluated its retail store operations and management decided to close all retail stores and shift its brick and mortar sales focus towards building a wholesale and online channel business.

Our Improvements and Product Development on Intellectual Property

We have developed, trademarked and are preparing to commercialize additional products. We include product development expenses as part of our operating expenses. In October 2018, we announced the granting of three US patents related to our Q-Cup™ technology. This Q-Cup™ technology provides microdosing potentially more efficiency depending on the vaping method and an “on the go” solution for consumers who prefer to vape concentrates either medicinally or recreationally. In addition, we have a suite of patent applications pending in the United States. There is no assurance that we will be awarded patents for of any of these pending patent applications. From 2019 through December 31, 2023, the Company was granted 9 new patents related to electronic vaporizers.

Business Strategy

We believe that our history with our suppliers, gives us an advantage over other market participants as it relates to favorable pricing, priority as to inventory supply and delivery and first access to new products, including first access to next generation products and technology. Management has shifted its retail sales focus to wholesale and online channel.

We believe that our experience in the vaporizer industry, from a development, customer service and production perspective, give us an advantage in attracting wholesale customers and develop an online customer base.

Competition

Competition in the vaporizer and e-liquid industry is intense. We compete with other sellers, most notably Altria Group, Inc., JT International, Imperial Tobacco, and Reynolds American, Inc., which are big tobacco companies that have businesses that compete in the segment. The nature of our competitors is varied as the market is highly fragmented and the barriers to entry into the business are low.

As discussed above, we compete against “big tobacco”, U.S. cigarette manufacturers of both conventional tobacco cigarettes and electronic cigarettes like Altria Group, Inc., JT International, Imperial Tobacco, and Reynolds American, Inc. We believe that “big tobacco” is devoting more attention and resources to developing, acquiring technology patents, and offering electronic cigarettes, vaporizers and e-liquids as these markets grow. Because of their well-established sales and distribution channels, marketing expertise and significant resources, “big tobacco” is better positioned than small competitors like us to capture a larger share of the electronic cigarette market. We also compete against numerous other smaller manufacturers or importers. There can be no assurance that we will be able to compete successfully against any of our competitors, some of whom have far greater resources, capital, experience, market penetration, sales and distribution channels than us.

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

If vaporizers, and electronic cigarettes, are subject to one or more significant regulatory initiates enacted under the FCTC, the Company’s business, results of operations and financial condition could be materially and adversely affected.

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

Information Technology Systems

We have made significant investments in overhead and information technology infrastructure, including purchasing, receiving, inventory, point of sale, accounting automation, reporting and financial systems.

Segment Information

We have two reporting segments, natural and organic retail stores (“Grocery”) and vapor products (“Vapor”), through which we conduct all of our business.

The Company has included the results of the Healthy Choice Wellness Centers and Healthy Choice Wellness II, LLC under the grocery segment due to its operations being de minimis.

Going Concern and Management’s Plan

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

The Company currently and historically has reported net losses and cash outflows from operations. As of December 31, 2023, cash totaled approximately $5.1 million. The Company anticipates that its current cash and cash generated from operations will not be sufficient to meet the projected operating expenses for the foreseeable future through at least twelve months from the issuance of these consolidated financial statements. In order to improve the Company’s liquidity position, management’s plans include significantly reducing the use of outside consultants, which would result in over $1,000,000 in general and administrative expenses savings based on the actual spend which occurred during the year ended December 31, 2023. The Company contracted a third party consultant, whose expertise is streamlining operations, to identify areas of improvement and cost savings. The Company will implement the consultant’s recommendation in anticipation of realizing savings and achieving profitability. The Company plans on continuing to expand its Grocery segment via acquisition which will help achieve profitability. Also, the Company is formulating plans to raise capital from outside investors, as it has done in the past, to fund any operating losses and also provide capital for further business acquisitions. The result of the capital raise is to improve the Company’s operating and financial performance. The success of these plans is dependent upon various factors, foremost being the ability to reduce outside consulting expenses and the ability to secure additional capital from outside investors. There can be no assurance that such plans will be successful.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity

We believe cybersecurity is critical importance to our success. We are susceptible to a number of significant and persistent cybersecurity threats, including those common to most industries as well as those we face as a retailer, operating in an industry characterized by a high volume of customer transactions and collection of sensitive data. These threats, which are constantly evolving, include data breaches, ransomware, and phishing attacks. We, and our vendors and suppliers, regularly face attempts by malicious actors to breach our security and compromise our information technology systems. A cybersecurity incident impacting us or any vendor or supplier could significantly disrupt our operations and result in damage to our reputation, costly litigation and/or government enforcement action. Accordingly, we are committed to maintaining robust cybersecurity and data protection and continuously evaluate the impact of cybersecurity threats, considering both immediate and potential long-term effects of these threats on our business strategy, operations, and financial condition.

Under the oversight of our Board of Directors, our management has established comprehensive processes for identifying, assessing and managing material risks from cybersecurity threats, and these processes are integrated into our overall enterprise risk management program. Our approach is proactive and adaptive, featuring regular security assessments, third-party audits, team member training, and continuous improvement of our cybersecurity infrastructure. We work to align our practices with industry best practices and regulatory standards. Our processes include detailed response procedures to be followed in the event of a cybersecurity incident, which outline steps to be followed from detection to assessment to notification and recovery, including internal notifications to management, the risk committee and the Board, as appropriate.

Members of management, including our Chief Operating Officer, provide the Board updates on cybersecurity risk matters on a quarterly basis and more frequently if circumstances dictate. In these updates, members of the Board apprised of cybersecurity incidents that are deemed to have had a moderate or higher impact even if immaterial to us. In addition, management regularly discusses with among themselves the risks related to cybersecurity and critical systems in order to provide input on the appropriate level of risk for our company and reviews management’s strategies for adequately mitigating and managing the identified risks. Management regularly update our full Board with respect to cybersecurity matters.

Our Chief Operating Officer is primarily responsible for managing material risks from cybersecurity threats, and is supported by third party cybersecurity specialists. Management participates in periodic training and education on cybersecurity related topics. We engage specialized cybersecurity consultants and leverage third-party expertise to bolster our cybersecurity defenses. Our enterprise risk management program is designed to identify, prioritize and assess a broad range of risks, including risks from cybersecurity threats, that may affect our ability to execute our corporate strategy and fulfill our business objectives.

The following is a list of measures that were implemented as part of our increased focus on cybersecurity:

●	Complete endpoint protection - All endpoints have been covered by an enhanced endpoint protection agent.
●	Cloud infrastructure - Critical infrastructure started moving to the cloud and protected by enhanced anti-virus and recurring backup policies.
●	Email services have been put through a rigorous intelligent phishing and spam filter to prevent attacks

In addition, our third-party vendors and service providers play a role in our cybersecurity. These third parties are integral to our operations but pose cybersecurity challenges due to their access to our data and our reliance for various aspects of our operations, including our supply chain. We conduct due diligence before onboarding new vendors and maintain ongoing evaluations to ensure compliance with our security standards.

As of the date of this report, no cybersecurity incidents have had, either individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations. Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us.

Item 2. Properties.

The Company operates its business from numerous facilities in Florida, Virginia, New York and New Jersey. These leased facilities include our headquarters location, warehouse and retail stores.

Grocery Segment. As of December 31, 2023, our Grocery segment had 15 retail stores in Florida, New York, New Jersey, and Virginia which aggregate approximately 122,000 square feet, 14 stores are leased by our grocery segment. The Company owns the property in Saugerties store in New York. The Company believes the properties used by our grocery segment are in good operating condition and are suitable for the conduct of its business.

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

As of March 27, 2024, there were approximately 1,400 stockholders of record for our common stock. A substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

As of March 27, 2024, the last reported sale price of our common stock on the OTC Pink Marketplace was $0.0001 per share.

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

On August 18, 2022, the Company entered into a Securities Purchase Agreement pursuant to which the Company sold and issued 14,722 shares of its Series E Redeemable Convertible Preferred Stock to institutional investors for $1,000 per share or an aggregate subscription of $13.25 million. The number of shares issued to each participant is based on subscription amount multiplied by conversion rate of 1.1111. The Company also incurred offering costs of approximately $410,000, which covers legal and consulting fees. As of March 27, 2024, 12,026 shares of Series E Redeemable Convertible Preferred Stock were redeemed, and 1,585 shares were converted into common stock.

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

Factors Affecting Our Performance

We believe the following factors affect our performance:

Retail: We believe the operating performance of our retail stores will affect our revenue and financial performance. The Company has four natural and organic groceries and dietary supplement stores located in Florida, as well as ten located in New York and New Jersey. The Company closed its last 4 remaining retail vape stores during the calendar year ended December 31, 2022, as management had shifted its retail sales focus to the wholesale and online channel. The adverse industry trends and increasing federal and state regulations that, if implemented, may negatively impact future wholesale and online operations in vapor segment.

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

Results of Operations

The following table sets forth our Consolidated Statements of Operations for the years ended December 31, 2023 and 2022 which is used in the following discussions of our results of operations:

	For the Year Ended December 31,		2023 to 2022
	2023	2022	Change $
SALES:
Vapor sales, net	$617	$257,363	$(256,746)
Grocery sales, net	55,689,793	29,009,640	26,680,153
Total Sales	55,690,410	29,267,003	26,423,407
Cost of sales vapor	787	112,880	(112,093)
Cost of sales grocery	35,341,569	18,929,905	16,411,664
GROSS PROFIT	20,348,054	10,224,218	10,123,836

OPERATING EXPENSES
Selling, general and administrative	32,219,733	18,877,302	13,342,431
Impairment of goodwill	6,104,000	-	6,104,000
TOTAL OPERATING EXPENSES	38,323,733	18,877,302	19,446,431

LOSS FROM OPERATIONS	(17,975,679)	(8,653,084)	(9,322,595)

OTHER INCOME (EXPENSES):
Change in contingent consideration	774,900	333,100	441,800
Other (expenses) income, net	(1,485,612)	913,092	(2,398,704)
Interest income (expense), net	211,996	202,653	9,343
Loss on investment	(8,485)	(13,372)	4,887
Total other income (expense), net	(507,201)	1,435,473	(1,942,674)

NET LOSS	$(18,482,880)	$(7,217,611)	$(11,265,269)

Net vapor sales decreased $0.3 million to $0.6 thousand for the year ended December 31, 2023 as compared to $0.3 million for the same period in 2022. The decrease in sales was primarily due to closing all our retail vape stores throughout 2022, as management shifted its retail sales focus to the wholesale and online channel. The sales for 2023 were significantly impacted by technical issues associated with the processing of credit card payments on the Q-Cup.com website and the inability to bring new products to market via distribution. Net grocery sales increased $26.6 million to $55.7 million for the year ended December 31, 2023 as compared to $29.0 million for the same period in 2022. The $27.6 million increase in grocery sales was primarily a result of a full year operations for the year ended December 31, 2023 of Mother Earth’s Storehouse acquired in February 2022, Green’s Natural Foods acquired in October 2022 and the acquisition of Ellwood Thompson’s in October 2023, offset by a decrease in same-store sales of $1.0 million.

Vapor cost of goods sold for the year ended December 31, 2023 and 2022 were $0.01 million and $0.1 million, respectively, a decrease of $0.1 million. The decrease in cost of goods sold was primarily due to closing all of our retail vape stores throughout 2022, as management shifted its retail sales focus to build the wholesale and online channel. Grocery store cost of goods sold for the year ended December 31, 2023 and 2022 were $35.3 million and $18.9 million, respectively, an increase of $17.5 million was primarily a result of full year operations in 2023 of Mother Earth’s Storehouse acquired in February 2022, Green’s Natural Foods acquired in October 2022 and the acquisition of Ellwood Thompson’s in October 2023, offset by a decrease in same-store cost of goods sold of $1.1 million.

Total selling, general and administrative expenses increased $13.3 million from $18.9 million for the year ended December 31, 2022 to $32.2 million for the year ended December 31, 2023. The increase of $11.3 million was a result of full year operations for the year ended December 31, 2023 of Mother Earth’s Storehouse acquired in February 2022, Green’s Natural Foods acquired in October 2022 as well as the acquisition of Ellwood Thompson’s in October 2023. The remaining increase was primarily due to an increase in stock compensation of $3.4 million, offset by $0.8 million decrease in professional fees, coupled with a decrease in headquarter payroll and payroll benefits of $0.6 million.

The Company had an impairment of $6.1 million for the year ended December 31, 2023. The Company experienced recurring losses coupled with the reduction in same store revenue, a highly competitive industry and certain operational costs that have impacted our expectations such that future growth and profitability is lower than previous estimates. Furthermore, during the fourth quarter of 2023, the Company operated with negative working capital which, although not a determinant on its own, when combined with the other factors indicated that the Company’s goodwill of $6.1 million was determined to be impaired for the year ended December 31, 2023.

Total other (expenses) income, net of $0.5 million for the year ended December 31, 2023 includes $0.8 million of other income related to the change in fair value of the contingent consideration with Green’s Natural Foods seller’s earn-out, interest income of $0.2 million, offset by $0.01 million loss on investment, and $1.5 million provision for probable and estimable legal matter issue. Net other income of $1.5 million for the year ended December 31, 2022 includes a gain on employee retention tax credit of $0.9 million, change in fair value of the contingent consideration with Green’s Natural Foods seller’s earn-out of $0.3 million, and interest income of $0.2 million, offset by $0.01 million loss on investment.

Liquidity and Capital Resources

	For the year ended December 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(4,739,136)	$(3,866,082)
Investing activities	(768,555)	(10,726,409)
Financing activities	(13,548,115)	12,786,211
	$(19,055,806)	$(1,806,280)

Our net cash used in operating activities of $4.7 million for the year ended December 31, 2023 resulted from our net loss of $18.5 million and a net cash usage of $1.9 million from changes in operating assets and liabilities, offset by a non-cash adjustments of $15.6 million. Our net cash used in continuing operating activities of $3.8 million for the year ended December 31, 2022 resulted from our net loss of $7.2 million and a net cash usage of $0.2 million from changes in operating assets and liabilities, offset by a non-cash adjustments of $3.5 million.

The net cash used in investing activities of $0.8 million for the year ended December 31, 2023 resulted from the acquisition of Ellwood Thompson’s, the collection of a note receivable, and purchases of a patent and property and equipment. The net cash used in investing activities of $10.7 million for the year ended December 31, 2022 resulted from the collection of a note receivable, the acquisition of new businesses and purchases of a patent and property and equipment.

The net cash used in financing activities of $13.5 million for the year ended December 31, 2023 is due to Series E Preferred Stock redemptions and exercises, payment for deferred offering cost related with the spin off, and principle payment on loan payable. The net cash provided by financing activities of $12.8 million for the year ended December 31, 2022 is due to proceeds received from Securities Purchase Agreement of $12.8 million, partially offset by a principal payment of $0.09 million on promissory note.

At December 31, 2023 and December 31, 2022, we did not have any material financial guarantees or other contractual commitments with trade vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. The majority of our cash are concentrated in one large financial institution and are generally in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. The Company has not experienced any losses on its cash and cash equivalents. The following table presents the Company’s cash position as of December 31, 2023 and December 31, 2022.

	December 31, 2023	December 31, 2022

Cash	$5,081,086	$22,911,892
Total assets	$30,969,579	$55,255,030
Percentage of total assets	16.41%	41.5%

As of December 31, 2023, the Company had cash of $5.1 million and negative working capital of $0.5 million. The Company has incurred recurring net losses and operations have not provided cash flows. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to satisfy business obligations, and to continue as a going concern. We believe that current cash on hand and cash flow from operations will not be sufficient to fund our working capital and other cash requirements over the next twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than operating leases for retail locations, equipment, and vehicles.

Seasonality

We do not consider our business to be seasonal.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The financial statements include estimates based on currently available information and our judgment as to the outcome of future conditions and circumstances. These estimates and assumptions include useful lives and impairment of long-lived assets, goodwill, deferred taxes and related valuation allowances, and the valuation of the assets and liabilities acquired in business combinations. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the financial statements and actual results could differ from the estimates and assumptions.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized:

●	Identification of the contract, or contracts, with a customer;

●	Identification of the performance obligations in the contract;

●	Determination of the transaction price;

●	Allocation of the transaction price to the performance obligations in the contract; and

●	Recognition of revenue when, or as, the Company satisfies a performance obligation.

Impairment of Long-Lived Assets

We review long-lived assets for impairment including intangible assets with determinable useful lives whenever events or changes in circumstances indicate that the carrying value of the corresponding asset group may not be realizable. The Company estimated future undiscounted cash flows associated with the asset group are compared to the asset group’s carrying amount to determine if an impairment of such asset is necessary. This requires us to make long-term forecasts of the future revenues and costs related to the assets groups subject to review. Forecasts require assumptions about demand for our products and future market conditions. Estimating future cash flows requires significant judgment, and our projections may vary from cash flows eventually realized. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period. The effect of any impairment would be reflected in operating income in the Consolidated Statements of Operations. In addition, we estimate the useful lives of our long-lived assets and other intangibles and periodically review these estimates to determine whether these lives are appropriate.

Goodwill

Goodwill is the excess of consideration paid for an acquired entity over the fair value of the amounts assigned to assets acquired, including other identifiable intangible assets, and liabilities assumed in a business combination. To determine the amount of goodwill resulting from a business combination, the company hires third party valuation firm to perform valuation and assessment to determine the acquisition date fair value of the acquired company’s tangible and identifiable intangible assets and liabilities.

Goodwill is required to be evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the asset may be impaired. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If the entity determines that this threshold is met, then the company may apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The company determines fair value through multiple valuation techniques and weights the results accordingly. The company is required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of its reporting units. The company has elected to perform its annual goodwill impairment review on September 30 of each year or more often if deemed necessary.

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

Deferred Taxes and Valuation Allowance

We account for income taxes pursuant to the asset and liability method of accounting for income taxes pursuant to FASB ASC740, “Income Taxes.” Deferred tax assets and liabilities are recognized for taxable temporary differences and operating loss carry forwards. Temporary differences are the differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

EBITDA, or earnings before interest, taxes, depreciation, and amortization, is an alternate measure of profitability to net income. Management believes Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period to period after removing the impact of significant non-cash and non-recurring charges that effect comparability between reporting periods. We define Adjusted EBITDA as net loss adjusted for non-cash charges for depreciation and amortization, impairment of goodwill, stock compensation, change in contingent consideration, also adjusted for non-recurring other expense (income), net, loss on investment, and interest income. Our management recognizes that Adjusted EBITDA has inherent limitations because of the excluded items.

We have included a reconciliation of our non-GAAP financial measure to net loss as calculated in accordance with GAAP. We believe that providing the non-GAAP financial measure, together with the reconciliation to GAAP, helps investors make comparisons between the Company and other companies. In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to specific definitions being used and to the reconciliation between such measures and the corresponding GAAP measures provided by each company under applicable rules of the Securities and Exchange Commission.

	2023	2022
Reconciliation from net loss to adjusted EBITDA:
Operating loss	$(18,482,880)	$(7,217,611)
Interest expense	205,449	35,730
Depreciation and amortization	1,492,261	1,061,615
EBITDA	(16,785,170)	(6,120,266)
Stock-based compensation expense	3,430,250	72,222
Impairment of goodwill	6,104,000	-
Change in contingent consideration	(774,900)	(333,100)
Loss on investment	8,485	13,372
Other expense (income), net	1,485,612	(913,092)
Interest income	(417,445)	(238,383)
Adjusted EBITDA	$(6,949,168)	$(7,519,247)

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

Evaluation of Disclosure Controls and Procedures. Our management, including our Principal Executive Officer and Principal Financial Officer, did not carry out an evaluation on internal controls during the year ended December 31, 2023 in regard to the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. As an evaluation was not carried out, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ending December 31, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2023 and noted the material weaknesses as follows:

●	Failure to have properly documented and designed disclosure controls and procedures and testing of the operating effectiveness of our internal control over financial reporting.

●	Failure to perform periodic and year-end inventory observations in a timely manner and adequate controls to sufficiently perform required rollback procedures of inventory counts to the year-end.

●	Weakness around our purchase orders and inventory procedures, inclusive of year-end physical inventory observation procedures as well as physical count procedures.

●	Segregation of duties due to lack of personnel.

●	Failure to follow accounts payable policies and procedures for vendor information updates.

●	The Company had ineffective design, implementation and, operation of controls over logical access, program change management, and vendor management controls. The Company controls on IT should have included the following:

○	appropriate restrictions that would adequately prevent users from gaining inappropriate access to the financially relevant systems.
○	IT program and data changes affecting the Company’s financial IT applications and underlying accounting records, should be identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate.
○	Obtaining and reviewing key third party service provider SOC reports.

Our management concluded that considering internal control deficiencies, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of December 31, 2023 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Remediation Efforts

Following this assessment and during the twelve months ended December 31, 2023, we have undertaken an action plan to strengthen internal controls and procedures:

●	Continuing to increase headcount across the Company, with a particular focus on hiring individuals with strong internal control backgrounds and inventory expertise.

●	Increasing its focus on the Company’s purchase order process in order to better manage inventory thereby improving cash management and ultimately leading to more reliable and precise financial reporting. The Company implemented an open to buy program by comparing purchases with sales to better control overall inventory purchases.

●	Establishing policies and procedures in the IT area to mitigate data breach, unauthorized access and address segregation of duties, as well as review key third party service provider SOC reports.

●	Using business intelligence to combine business analytics, data tools and infrastructure to help the Company quickly identify the issues in POS system and facilitate internal control over financial reporting. Developing dashboards for operation to monitor the margin at store level, department level and sku level.

●	Providing sufficient training to accounts payable associates and enforcing accounts payable policies and procedures.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors as of December 31, 2023:

Name	Age	Position
Executive Officers:
Jeffrey Holman	56	Chief Executive Officer, Chairman and Director
John A. Ollet	61	Chief Financial Officer
Christopher Santi	53	President and Chief Operating Officer

Non-Employee Directors:
Clifford J. Friedman	62	Director
Dr. Anthony Panariello	64	Director

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

Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transactions were reported and that no Form 5s were required, we believe that during 2023 our officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a).

ITEM 11. Executive Compensation

The following information is related to the compensation paid, distributed or accrued by us for fiscal 2023 to all Chief Executive Officers (principal executive officers) serving during the last fiscal year and the other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000. We refer to these individuals as our “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock/ (Forfeited) (1)$	Restricted Stock Awards(1) $	All Other Compensation ($)	Total

Jeffrey Holman	2023	688,149	-	-	5,000,000	-	5,688,149
Chief Executive Officer	2022	598,379	350,000	-	-	-	948,379

Christopher Santi	2023	405,321	-	-	2,500,000	-	2,905,321
President and Chief Operating Officer	2022	394,832	200,000	-	-	-	594,832

John Ollet	2023	304,616	-	-	1,800,000	-	2,104,616
Chief Financial Officer	2022	260,616	125,000	-	-	-	385,616

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

Named Executive Officer Employment Agreements

On August 13, 2018, the Company amended and restated its existing employment agreement with Jeffrey Holman, the Company’s Chief Executive Officer (the “Holman Employment Agreement”). The Holman Employment Agreement provides for an annual base salary of $450,000 and a target bonus only in an amount ranging from 20% to 200% of his base salaries subject to the Company meeting certain earnings before interest, taxes depreciation and amortization performance milestones. The Holman Employment Agreement automatically renews each year unless terminated by either party on 30 days’ prior notice. Mr. Holman is entitled to receive severance payments, including two years of his then base salary and other benefits in the event of a change of control, termination by the Company without cause, termination for good reason by the executive or non-renewal by the Company. Mr. Holman was also granted 11 billion shares of restricted common stock pursuant to the Holman Employment Agreement Amendment on the condition that 11 billion of his options to purchase Company common stock are forfeited. This restricted stock will vest one year following the date of issuance provided that the grantee remains an employee of the Company through each applicable vesting date. On August 12, 2019, the Company agreed to extend the expiration date of the vesting period for the restricted stock by six months to February 13, 2020. On August 12, 2020, the Company agreed to extend for a second time the expiration date of the vesting period for the restricted stock by six months to February 13, 2021. The Term shall be automatically renewed for successive one-year terms unless notice of non-renewal is given by either party at least 30 days before the end of the Term. The above description of the terms of the Holman Employment Agreement is not complete and is qualified by reference to the complete document.

On February 26, 2021, the Company entered into an amended and restated employment agreement (the “Santi Employment Agreement”) with the Company’s President and Chief Operating Officer, Christopher Santi. Pursuant to the Employment Agreement Amendment. Mr. Santi received a base salary of $0.4 million for 2021 and his salary has increased 10% in each subsequent year. The term shall be automatically renewed for successive one-year terms unless notice of non-renewal is given by either party at least 30 days before the end of the Term. The above description of the terms of the Santi Employment Agreement is not complete and is qualified by reference to the complete document.

On February 2, 2022, the Company entered into a second amended and restated employment agreement (the “Ollet Employment Agreement”) with the Company’s Chief Financial Officer, John Ollet. Pursuant to the Employment Agreement Amendment, Mr. Ollet will continue to be employed as the Company’s Chief Financial Officer through February 14, 2025. Mr. Ollet received a base salary of $300,000 for 2022 and his salary will increase 10% in each subsequent calendar year. The term shall be automatically renewed for successive one-year terms unless notice of non-renewal is given by either party at least 30 days before the end of the Term. The above description of the terms of the Ollet Employment Agreement is not complete and is qualified by reference to the complete document.

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

Outstanding Awards at Fiscal Year End

Listed below is information with respect to unexercised options that have not vested, and equity incentive plan awards for each named executive officer outstanding as of December 31, 2023:

Outstanding Equity Awards at 2023 Fiscal Year-End

	Number of Shares Issued Under Stock Options	Number of Shares Issued Under Restricted Stock	Stock Options and Restricted Stock Exercise Price ($) Per Share of Stock	Expiration Date	Number of Shares That Have Not Vested (#)	Market Value of Shares That Name Have Not Vested ($)
Jeffrey Holman	-	59,075,000,000	0.0001	8/13/2028	50,000,000,000	5,000,000
Jeffrey Holman	39,000,000,000	-	0.0001	2/1/2027	-	-
Christopher Santi	-	31,600,000,000	0.0001	8/13/2028	25,000,000,000	2,500,000
Christopher Santi	17,000,000,000	-	0.0001	2/1/2027	-	-
John Ollet	-	20,475,000,000	0.0001	8/13/2028	18,000,000,000	1,800,000
John Ollet	1,000,000,000	-	0.0001	12/9/2026	-	-
John Ollet	4,000,000,000	-	0.0001	8/30/2027	-	-

Director Compensation

Non-employee directors are paid an annual fee of $10,000 or $15,000, plus a fee of $1,000 and $1,500 for each meeting attended. On December 14, 2022, the Company granted 2,000,000,000 shares of Restricted Stock (the “Award”) to each non-employee director. Commencing on the first anniversary of the date of Grant, the Award will vest in 12.5% increments on the last day of each quarter thereafter. Because we do not pay any compensation to employee directors, Mr. Holman is omitted from the following table. Non-employee members of our Board of Directors were compensated for as follows:

Fiscal 2023 Director Compensation

Name	Fees Earned or Paid in Cash ($)

Dr. Anthony Panariello	$40,000
Clifford J. Friedman	$45,000

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

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by stockholders and the weighted average exercise price for such plans as of December 31, 2023.

Name of Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
Equity compensation plans approved by security holders
2015 Equity Incentive Plan	199,824,722,200	0.0001	25,175,277,800
Total	199,824,722,200	-	25,175,277,800

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth the number of shares of our common stock beneficially owned as of March 27, 2024, by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers and (iv) all of our executive officers and directors of as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Healthier Choices Management Corp., 3800 North 28th Way, Hollywood, Florida 33020.

Title of Class	Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)
Directors and Executive Officers:
Common Stock	Jeffrey E. Holman (2)	56,300,000,000	11.77%
Common Stock	Christopher Santi (3)	30,225,000,000	6.32%
Common Stock	John Ollet (4)	19,725,000,000	4.12%
Common Stock	Dr. Anthony Panariello (5)	5,242,500,000	1.10%
Common Stock	Clifford J. Friedman (6)	5,490,000,000	1.15%
All directors and officers as a group (5 persons) (7)		116,982,500,000	24.46%

5% Stockholders:
None		-	0%
Total:		116,982,500,000	24.46%

(1) Beneficial Ownership. Applicable percentages are based on 478,266,632,384 shares of common stock outstanding as of March 27, 2024. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, convertible notes and preferred stock currently exercisable or convertible or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. The table includes shares of common stock, options, warrants, and preferred stock exercisable or convertible into common stock and vested or vesting within 60 days. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. The table does not include: (i) restricted stock units that do not have the right to vote until they vest and the shares are delivered or (ii) unvested options that do not vest within 60 days of the date listed above in this footnote.

(2) Holman. Chairman and Chief Executive Officer. Includes 39,000,000,000 vested options, 9,075,000,000 shares of vested restricted Common Stock and 50,000,000,000 shares of unvested restricted Common Stock.

(3) Santi. President and Chief Operation Officer. Includes 17,000,000,000 vested options, 6,600,000,000 shares of vested restricted Common Stock and 25,000,000,000shares of unvested restricted Common Stock.

(4) Ollet. Chief Financial Officer. Includes 5,000,000,000 vested options. He also holds 2,475,000,000 shares of vested restricted Common Stock and 18,000,000,000 shares of unvested restricted Common Stock.

(5) Panariello. A director. Includes 1,000,000,000 vested options. He also holds 662,500,000 shares of vested restricted Common Stock and 4,750,000,000 shares of unvested restricted Common Stock .

(6) Friedman. A director. Includes 990,000,000 vested options, 750,000,000 shares of vested restricted Common Stock and 4,750,000,000 shares of unvested restricted Common Stock.

(7) Directors and Executive Officers. Includes executive officers who are not Named Executive Officers under the SEC’s rules and regulations.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

For the years ended December 31, 2023, the Company did not have any related party transactions.

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

Item 14. Principal Accounting Fees and Services.

Our Audit Committee pre-approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. All services related to audit fees and audit-related fees charged were pre-approved by the Audit Committee. The following table shows the fees for the years ended December 31, 2023 and 2022.

	2023	2022
Audit (1)	$1,122,000	$594,000
Audit - Related	-	-
Tax	-	-
Other	-	-
Total	$1,122,000	$594,000

Audit fees — these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements and our registration statements.

Audit-related fees - the aggregate fees billed for assurance and related services by the principal accountant that are related to the performance of the audit or review of the registrant’s financial statements and are not reported under paragraph (1) above.

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

FINANCIAL STATEMENT INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Healthier Choices Management Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Healthier Choices Management Corp. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in convertible preferred stock and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Intangible Assets for Business Combination

Description of the Matter

As disclosed in Note 8 to the financial statements, during the year ended December 31, 2023, the Company completed the acquisition of Ellwood Thompson’s Natural Market, L.C. for total consideration of approximately $1.5 million. The transaction was accounted for as a business combination in accordance with Accounting Standards ASC 805, Business Combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed, based on their respective fair values identified, including intangible assets with an aggregate fair value (excluding goodwill) of approximately $0.3 million. The Company, with the assistance of a third-party valuation specialist, estimated the fair value of the identified intangible assets using valuation models which require significant assumptions. The significant assumptions used to estimate the fair value of the identified intangible assets included discount rates, royalty rates, economic lives, and financial projections.

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

How We Addressed the Matter in our Audit

Our audit procedures related to the accounting for valuation of intangible assets for business combinations to address this critical audit matter included the following:

●	We gained an understanding of the Company’s process with regards to the methodology used, and the factors considered around the inputs, sources of data used, assumptions and estimates used to determine the acquisition date fair value of the intangible assets acquired.
●	We tested the mathematical accuracy of the underlying schedules used in the valuation report. We tested the completeness, accuracy and relevance of source information underlying the data used in the models.
●	We evaluated the Company’s future revenue growth rates by comparing them to historical results and performed a sensitivity calculation to ensure the reasonableness of these forecasts.
●	We assessed the appropriateness of the overall approach and models used in determining the fair value of the intangible assets acquired.
●	We evaluated the reasonableness of the assumptions used by management.
●	We involved valuation professionals with specialized skills and knowledge in performing audit procedures to evaluate the reasonableness of the Company’s estimates and assumptions used by the specialist to determine the selection of revenue growth rates, discount rates, royalty rates and economic useful life.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2017.

Saddle Brook, NJ

March 27, 2024

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
CURRENT ASSETS
Cash	$5,081,086	$22,911,892
Accounts receivable	128,171	55,815
Notes receivable	-	189,225
Inventories	4,228,889	3,817,192
Prepaid expenses and vendor deposits	1,668,324	322,182
Other current assets	65,556	1,233,942
Restricted cash	553,232	1,778,232
TOTAL CURRENT ASSETS	11,725,258	30,308,480

Property, plant, and equipment, net of accumulated depreciation	2,735,252	3,112,908
Intangible assets, net of accumulated amortization	4,376,682	5,005,511
Goodwill	-	5,747,000
Right of use asset – operating lease, net	11,511,002	10,604,935
Other assets	621,385	476,196
TOTAL ASSETS	$30,969,579	$55,255,030

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,024,664	$5,715,234
Contingent consideration	-	774,900
Contract liabilities	207,513	198,606
Operating lease liability, current	2,842,829	2,228,852
Line of credit	453,232	453,232
Current portion of loan payment	702,701	536,542
TOTAL CURRENT LIABILITIES	12,230,939	9,907,366

Loan payable, net of current portion	2,403,807	2,378,061
Operating lease liability, net of current	8,465,617	8,041,504
TOTAL LIABILITIES	23,100,363	20,326,931

COMMITMENTS AND CONTINGENCIES (SEE NOTE 13)

CONVERTIBLE PREFERRED STOCK
Series E convertible preferred stock, $1,000 par value per share, 14,722 shares authorized, 1,111 shares and 14,722 shares issued and outstanding as of December 31, 2023 and 2022; aggregate liquidation preference of $1.1 million and $14.7 million as of December 31, 2023 and 2022, respectively.	1,111,100	14,722,075

STOCKHOLDERS’ EQUITY
Series D convertible preferred stock, $1,000 par value per share, 5,000 shares authorized; 0 and 800 shares issued and outstanding as of December 31, 2023 and 2022, respectively.	-	800,000
Common Stock, $0.0001 par value per share, 750,000,000,000 shares authorized; 478,266,632,384 and 339,741,632,384 shares issued and outstanding as of December 31, 2023 and 2022, respectively.	47,826,663	33,974,163
Additional paid-in capital	21,028,274	29,045,802
Accumulated deficit	(62,096,821)	(43,613,941)
TOTAL STOCKHOLDERS’ EQUITY	6,758,116	20,206,024
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$30,969,579	$55,255,030

See notes to consolidated financial statements.

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022
SALES:
Vapor sales, net	$617	$257,363
Grocery sales, net	55,689,793	29,009,640
TOTAL SALES, NET	55,690,410	29,267,003

Cost of sales vapor	787	112,880
Cost of sales grocery	35,341,569	18,929,905
GROSS PROFIT	20,348,054	10,224,218

OPERATING EXPENSES
Selling, general and administrative	32,219,733	18,877,302
Impairment of goodwill	6,104,000	-
TOTAL OPERATING EXPENSES	38,323,733	18,877,302

LOSS FROM OPERATIONS	(17,975,679)	(8,653,084)

OTHER INCOME (EXPENSE):
Change in contingent consideration	774,900	333,100
Other (expense) income, net	(1,485,612)	913,092
Interest income (expense), net	211,996	202,653
Loss on investment	(8,485)	(13,372)
Total other income (expense), net	(507,201)	1,435,473

NET LOSS	(18,482,880)	(7,217,611)

Induced conversions of preferred stock	(152,500)	-

Net loss attributable to common stockholders	$(18,635,380)	$(7,217,611)

NET LOSS PER SHARE BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	429,919,440,601	339,741,632,384

See notes to consolidated financial statements.

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Series E Redeemable Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2022	-	$-	800	$800,000	339,741,632,384	$33,974,163	$30,855,824	$(36,396,330)	$29,233,657
Issuance of Series E Convertible Preferred stock in connection with the Securities Purchase Agreement, net of offering costs	14,722	14,722,075	-	-	-	-	(1,882,244)	-	(1,882,244)
Stock-based compensation expense	-	-	-	-			72,222	-	72,222
Net loss	-	-	-	-	-	-	-	(7,217,611)	(7,217,611)
Balance – December 31, 2022	14,722	$14,722,075	800	$800,000	339,741,632,384	$33,974,163	$29,045,802	$(43,613,941)	$20,206,024
Series E convertible preferred stock redeemed	(12,026)	(12,025,975)	-	-	-	-	22,222	-	22,222
Conversion of series E convertible preferred stock	(1,585)	(1,585,000)	-	-	15,850,000,000	1,585,000	-		1,585,000
Series D Convertible Preferred Stock exercised	-	-	(800)	(800,000)	8,000,000,000	800,000	-	-	-
Issuance of awarded stock	-	-		-	111,675,000,000	11,167,500	(11,167,500)	-	-
Induced conversions of preferred stock	-	-		-	-	-	(152,500)	-	(152,500)
Stock-based compensation expense	-	-		-	-	-	3,430,250	-	3,430,250
Issuance of common stock for legal service					3,000,000,000	300,000	(150,000)		150,000
Net loss	-	-	-	-	-	-	-	(18,482,880)	(18,482,880)
Balance – December 31, 2023	1,111	$1,111,100	-	$-	478,266,632,384	$47,826,663	$21,028,274	$(62,096,821)	$6,758,116

See notes to consolidated financial statements.

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2023	2022
OPERATING ACTIVITIES:

Net loss	$(18,482,880)	$(7,217,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,492,261	1,061,615
Change in allowance for credit losses	15,425	-
Loss on disposal of assets	2,073	-
Loss on notes receivable settlement	10,931	-
Loss on vendor settlement	91,291
Issuance common stocks for services	150,000	-
Amortization of right-of-use asset	2,590,325	1,164,027
Loss on investment	8,485	13,372
Write-down of obsolete and slow-moving inventory	2,471,653	1,507,213
Stock-based compensation expense	3,430,250	72,222
Change in contingent consideration	(774,900)	(333,100)
Non-cash interest expense	32,000	-
Write off intangible assets	-	53,958
Impairment of Goodwill	6,104,000	-
Changes in operating assets and liabilities:
Accounts receivable	(87,781)	(27,334)
Inventories	(2,032,838)	(1,357,169)
Prepaid expenses and vendor deposits	(177,374)	134,215
Other current assets	1,068,610	(1,224,171)
Other assets	(145,189)	(390,759)
Accounts payable and accrued liabilities	1,974,429	4,072,386
Contract liabilities	(21,604)	(317,921)
Lease liability	(2,458,303)	(1,077,025)
NET CASH USED IN OPERATING ACTIVITIES	(4,739,136)	(3,866,082)

INVESTING ACTIVITIES:
Payment for acquisition	(750,000)	(10,291,674)
Collection of note receivable	178,294	58,690
Purchases of patent	(12,500)	(12,500)
Purchases of property and equipment	(184,349)	(480,925)
NET CASH USED IN INVESTING ACTIVITIES	(768,555)	(10,726,409)

FINANCING ACTIVITIES:
Proceeds from line of credit	-	35,196
Payments for deferred offering costs	(833,767)	-
Principal payments on loan payable	(558,095)	(88,816)
Proceeds from issuance of preferred stock	-	12,839,831
Payment for series E preferred stock redemption	(12,003,753)	-
Payment of induced conversions of preferred stock	(152,500)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(13,548,115)	12,786,211

NET DECREASE IN CASH AND RESTRICTED CASH	(19,055,806)	(1,806,280)
CASH AND RESTRICTED CASH — BEGINNING OF YEAR	24,690,124	26,496,404
CASH AND RESTRICTED CASH — END OF YEAR	$5,634,318	$24,690,124

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$205,449	$35,730
Cash paid for income tax	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with series E preferred stock conversion	$1,585,000	$-
1% stated value reduction on preferred stock redemption	22,222	-
Non-cash deferred offering cost	335,001	-
Issuance of promissory note in connection with acquisition	$718,000	$3,000,000
Lease acquired	$1,325,409	$8,225,033
Contingent consideration relating to acquisition	$-	$1,108,000

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

Through its wholly owned subsidiary, Healthy Choice Wellness, LLC, the Company operates a Healthy Choice Wellness Center in Kingston, NY and has a licensing agreement for a Healthy Choice Wellness Center located at the Casbah Spa and Salon in Fort Lauderdale, FL.

These centers offer multiple vitamin drip mixes and intramuscular shots for clients to choose from that are designed to help boost immunity, fight fatigue and stress, reduce inflammation, enhance weight loss, and efficiently deliver antioxidants and anti-aging mixes. Additionally, there are IV vitamin mixes and shots for health, beauty, and re-hydration.

Through its wholly owned subsidiary, Healthy Choice Wellness II, LLC, the Company entered into a joint venture with an established healthcare provider, and the joint venture is in the process of creating a structure whereby it will engage in telemedicine evaluations of patients for semaglutide therapy. The operation will encompass, generally: medical evaluations of patients; treatment of patients with semaglutide; coordination with providers and patients.

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

Sourcing and Vendors

We source from multiple suppliers. These suppliers range from small independent businesses to multinational conglomerates. For the years ended December 31, 2023 and 2022, approximately 40% and 36% of our total purchases were from one vendor.

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

At the time of the Spin-Off, HCMC will distribute all the outstanding shares of Common Stock held by it on a pro rata basis to holders of HCMC’s common stock. Each share of HCMC’s common stock outstanding as of the record date for the Spin-Off (the “Record Date”), will entitle the holder thereof to receive shares of Common Stock in NewCo. The distribution will be made in book-entry form by a distribution agent. Fractional shares of Common Stock will not be distributed in the Spin-Off and any fractional amounts will be rounded down. See more disclosure in Note 14 Stockholders’ Equity and Note 19 Subsequent Events.

Note 2. GOING CONCERN AND MANAGEMENT’S PLANS

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

As of December 31, 2023, the Company had cash of approximately $5.1 million and negative working capital of $0.5 million. Management has made plans to reduce certain costs and raise needed capital, however there can be no assurance the Company can successfully implement these plans. The Company anticipates its current cash and cash generated from operations will not be sufficient to meet projected operating expenses for the foreseeable future through at least twelve months from the issuance of the consolidated financial statements.

The Company has incurred recurring net losses and operations have not provided cash flows. In view of these matters, there is substantial doubt about our ability to continue as a going concern. In order to improve the Company’s liquidity position, management’s plans include significantly reducing the use of outside consultants, which would result in a reduction of over $1,000,000 in general and administrative expenses savings based on the actual spend for the year ended December 31, 2023. The Company contracted a third party consultant, whose expertise is streamlining operations, to identify areas of improvement and cost savings. The Company will enact the consultant’s recommendation in anticipation of realizing savings and achieving profitability. The Company plans on continuing to expand via acquisition which will help achieve profitability. Also, the Company is formulating plans to raise capital from outside investors, as it has done in the past, to fund operating losses and also provide capital for further business acquisitions. The result of the capital raise is to improve the Company’s operating and financial performance. The success of these plans is dependent upon various factors, foremost being the ability to reduce outside consulting expenses and the ability to secure additional capital from outside investors. There can be no assurance that such plans will be successful.

Note 3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of the financial statement date.

The consolidated financial statements include the accounts of the Company Healthier Choices Management Corp., and its wholly-owned subsidiaries, Healthy Choice Markets, Inc., Healthy Choice Markets 2, LLC (“Paradise Health and Nutrition”), Healthy Choice Markets 3, LLC (“Mother Earth’s Storehouse”), Healthy Choices Markets 3 Real Estate LLC, Healthy Choice Markets IV, LLC (Green’s Natural Foods), Healthy Choice Markets V, LLC (Ellwood Thompson’s), HCMC Intellectual Property Holdings, LLC, Healthy Choice Wellness, LLC, Healthy Choice Wellness II, LLC, The Vitamin Store, LLC, Healthy U Wholesale, Inc., and The Vape Store, Inc. (“Vape Store”). All intercompany accounts and transactions have been eliminated in consolidation.

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

Use of Estimates in the Preparation of the Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of net revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include inventory provisions, useful lives and impairment of long-lived assets, goodwill, deferred taxes and related valuation allowances, and the valuation of the assets and liabilities acquired in business combinations. Certain of management’s estimates could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and records adjustments when necessary.

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

Shipping and Handling

Shipping charges billed to customers are included in net sales and the related shipping and handling costs are included in cost of sales. For the years ended December 31, 2023 and 2022, shipping and handling costs of approximately $117,000 and $98,000, were included in cost of sales, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less, when purchased, to be cash and cash equivalents. The majority of the Company’s cash are concentrated in one large financial institution, which is in excess of Federal Deposit Insurance Corporation (FDIC) coverage. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

A summary of the financial institutions that had a cash in excess of FDIC limits of $250,000 as of December 31, 2023 and 2022 is presented below:

	December 31, 2023	December 31, 2022
Total cash and restricted cash in excess of FDIC limits	$3,814,426	$21,682,144

The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests, as deposits are held in excess of federally insured limits. The Company has not experienced any losses in such accounts.

The following table provides a reconciliation of cash and restricted cash to amounts shown in consolidated statements of cash flow:

	December 31, 2023	December 31, 2022
Cash	$5,081,086	$22,911,892
Restricted cash	553,232	1,778,232
Total cash and restricted cash	$5,634,318	$24,690,124

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

Accounts receivable balance represents credit sales, sales on account and billing to vendors for advertising vendors’ products in our stores. Concentration of accounts receivable consist of the following:

	December 31, 2023	December 31, 2022

Customer A	2%	17%
Customer B	4%	-%
Customer C	-%	6%

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

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets are recorded at cost, or when acquired as part of a business acquisition, at estimated fair value. Certain identifiable intangible assets are amortized over various periods of time, ranging from 4 years to 10 years. Similar to tangible personal property and equipment, the Company periodically evaluates identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Indefinite-lived intangible assets, such as goodwill are not amortized.

Impairment of Long-Lived Assets

The Company reviews all long-lived assets such as property, plant, and equipment and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future cash flows expected to be generated by the asset or asset group. Impairment is measured by the amount by which the carrying value of the asset(s) exceeds their fair value. The Company conducted the long-lived assets impairment test, and based on Step 1 qualitative assessment, the Company concluded that the recurring losses coupled with the reduction in same store revenue and negative working capital were triggering events at December 31, 2023. The Company hired a third-party valuation firm to perform Step 2 quantitative assessment on long-lived assets. The Company used undiscounted cash flow method at weighted average cost of capital of 16.5% as discount rate to calculate the fair value of the total assets. Based on the Step 2 quantitative assessment, the Company’s long-lived assets were not impaired as of December 31, 2023.

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

The Company experienced recurring losses coupled with the reduction in same store revenue, a highly competitive industry and certain operational costs that have impacted our expectations such that future growth and profitability is lower than previous estimates. Furthermore, during the fourth quarter of 2023, the Company operated with negative working capital which, although not a determinant on its own, when combined with the other factors indicated that the Company’s goodwill of $6.1 million was determined to be impaired for the year ended December 31, 2023. See Note 10 - Goodwill and Intangibles. There was no impairment of goodwill during the year ended December 31, 2022.

Advertising

The Company expenses advertising costs as incurred. For the years ended December 31, 2023 and 2022, the company incurred advertising expenses of $564,000 and $146,000, respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 or 2022. The Company had no uncertain tax positions as of December 31, 2023 and 2022.

Leases

Operating lease liabilities are recognized at the lease commencement date based on the present value of the fixed lease payments using the Company’s incremental borrowing rates. Related operating ROU assets are recognized based on the initial present value of the fixed lease payments, reduced by contributions from landlords, plus any prepaid rent and direct costs from executing the leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease payments are recognized as lease expense as they are incurred.

The Company did not have finance leases in year 2023 and 2022. If the Company enters into a finance lease in the future, it will be accounted for in accordance with ASC Topic 842.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (ASC 326)” This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to certain financial assets. The Company adopted ASC 326 on January 1, 2023, and estimated expected credit losses based on aging schedule, and provisioned approximately $15,000 credit loss for the year ended December 31, 2023.

On November 27, 2023, FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which requires public entities to consider relevant qualitative and quantitative factors when determining whether segment expense categories and amounts are significant, and identify segment expenses on the basis of amounts that are regularly provided to the chief operating decision maker (CODM), and included in reported segment profit or loss. The ASU is effective for fiscal years beginning after Dec. 15, 2023, and interim periods within fiscal years beginning after Dec. 15, 2024. The Company does not believe this will have a material impact on the consolidated financial statements.

On December 14, 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” related to improvements to income tax disclosures. The amendments in this update require enhanced jurisdictional and other disaggregated disclosures for the effective tax rate reconciliation and income taxes paid. The amendments in this update are effective for fiscal years beginning after December 15, 2024. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

Reclassification

Certain amounts in the consolidated financial statements and related notes have been reclassified to conform to the current year presentation. Such reclassifications do not impact the Company’s previously reported financial position or net loss. Below summarized reclassifications we made:

●	Change in contingent consideration of $333,100 was previously presented in the consolidated statement of operations in other (expense) income, net for the year ended December 31, 2022, and was reclassified out of other (expense) income, net, and presented under change in contingent consideration.

●	Investment for the amount of $9,771 was previously presented as Investment within total current assets in the December 31, 2022 consolidated balance sheet was reclassified to other current assets.

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

	December 31, 2023	December 31, 2022

Vapor sales, net	$617	$257,363
Grocery sales, net	55,689,793	29,009,640
Total revenue	$55,690,410	$29,267,003

Retail Vapor	$-	$257,363
Retail Grocery	47,243,163	25,867,061
Food service/restaurant	8,440,245	3,126,709
Online/e-Commerce	6,385	15,870
Wholesale Vapor	617	-
Total revenue	$55,690,410	$29,267,003

Note 5. INVESTMENT

In 2018, the Company invested $150,000 in 85,714 common stock shares at MJ Holdings, Inc. (“MJNE”), a publicly traded company. The investment was made based on the assumption of an increase in MJNE stock due to the sales agreement with the Company. The Company recorded the investment in MJNE at fair value with changes in the fair value reported through the income statement as the stock is traded on the OTC market. Investment is classed with Level 1 of the valuation hierarchy. Fair value for the investment is based on quoted prices in active markets. Investment is presented in other current assets in consolidated balance sheets.

The following table summarizes the investment measured at fair value on a recurring basis as of December 31, 2023 and 2022:

Description	Fair Value Measurements Using Quoted Prices in Active Market (Level 1)	Mark to Market	December 31, 2023
Investment	$9,771	$(8,485)	$1,286

Description	Fair Value Measurements Using Quoted Prices in Active Market (Level 1)	Mark to Market	December 31, 2022
Investment	$23,143	$(13,372)	$9,771

Note 6. INVENTORIES

Inventories are measured at the lower of cost and net realizable value using the average cost method. If the cost of the inventories exceeds their market value, adjustments are recorded to write down excess inventory to its net realizable value. The Company, as a result of its physical inventory observations recorded the write down of inventories amounting to approximately $2.5 million and $1.5 million in 2023 and 2022, respectively. The Company’s inventories consist primarily of merchandise available for resale.

	December 31, 2023	December 31, 2022

Vapor Business	$66,671	$66,828
Grocery Business	4,162,218	3,750,364
Total	$4,228,889	$3,817,192

Note 7. NOTES RECEIVABLE AND OTHER INCOME

On September 6, 2018, the Company entered into a secured, 36-month promissory note (the “Note”) with VPR Brands L.P. for $582,260. The Note bears an interest rate of 7%, which payments thereunder are $4,141 weekly. The Company records all proceeds related to the interest of the Note as interest income as proceeds are received.

On August 31, 2022, the Company amended and restated the Secured Promissory Note (the “Amended Note”) to extend the maturity date for one year. The outstanding balance for the amended note is $211,355. The Amended Note bears an interest rate of 7%, which payments thereunder are $1,500 weekly, with such payments commencing as of September 3, 2022. The Amended Note has a balloon payment of $145,931 for all remaining accrued interest and principal balance due in the final week of the 1-year extension of the Amended Note.

In August 2023, VPR Brands L.P. settled with the Company for the remaining notes receivable balance of $145,931 by making a balloon payment of $135,000 cash. The Company recognized a loss of $10,931 from this settlement which is included in other (expense) income net in the accompanying unaudited condensed consolidated statements of operations.

A summary of the Amended Note as of December 31, 2023 and 2022 is presented below:

	December 31,
Description	2023	2022
Promissory Note	$-	$189,225

For the years ended December 31, 2023 and 2022, the Company had notes receivable collections of approximately $178,000 and $59,000, respectively.

Note 8. ACQUISITIONS

The purchase method of accounting in accordance with ASC 805, Business Combinations, was applied for the Mother Earth’s Storehouse, Green’s Natural Foods and Ellwood Thompson’s acquisitions. This requires the total cost of an acquisition to be allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition with the excess cost accounted for as goodwill. Goodwill arising from the acquisition is attributable to expected operational synergies from combining the operations of the acquired business with those of the Company. Acquisition costs are expensed as incurred and recorded in selling, general and administrative expenses in the consolidated statements of operations.

Mother Earth’s Storehouse

On February 9, 2022, the Company through its wholly owned subsidiary, Healthy Choice Markets 3, LLC (“HCM3”), entered into an Asset Purchase Agreement with Mother Earth’s Storehouse Inc. and its shareholders. Pursuant to the Purchase Agreement, HCM3 acquired certain assets and assumed certain liabilities related to Mother Earth’s grocery stores in Kingston and Saugerties, New York. The Company intends to continue to operate the grocery stores under their existing name. The cash purchase price under the Asset Purchase Agreement was $4,472,500, with an additional $677,500 paid for inventory at closing. In addition, the Company assumed a lease obligation for the Kingston, NY store and entered into an employment agreement with the store manager.

The following table summarizes the purchase price allocation based on fair values of the net assets acquired at the acquisition date:

Purchase Consideration
Cash consideration paid	$5,150,000

Purchase price allocation
Inventory	$805,000
Property, plant, and equipment	1,278,000
Intangible assets	1,609,000
Right of use asset - operating lease	1,797,000
Other liabilities	(283,000)
Operating lease liability	(1,797,000)
Goodwill	1,741,000
Net assets acquired	$5,150,000

Finite-lived intangible assets
Trade Names (8 years)	$513,000
Customer Relationships (6 years)	683,000
Non-Compete Agreement (5 years)	413,000
Total intangible assets	$1,609,000

The acquisition is structured as asset purchase in a business combination, and goodwill is tax-deductible, and amortizable over 15 years for tax purpose.

The results of operations of Mother’s Earth have been included in the consolidated statements of operations as of the effective date of operations.

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

The cash purchase price under the Asset Purchase Agreement was $5,142,000, with an additional $3,000,000 provided by the seller financing in the form of a promissory note. In addition, the seller is entitled to a contingent earn-out based on a certain revenue threshold within the one-year period of the closing.

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

The following table summarizes the change in fair value of contingent consideration from acquisition date to December 31, 2023:

Fair Market Value - Level 3
Balance as of October 14, 2022	$1,108,000
Remeasurement	(333,100)
Balance as of December 31, 2022	$774,900
Remeasurement	(774,900)
Balance as of December 31, 2023	$-

The following table summarizes the purchase price allocation based on fair values of the net assets acquired at the acquisition date:

October 14, 2022
Purchase Consideration
Cash consideration paid	$5,142,000
Promissory note	3,000,000
Contingent consideration issued to Green’s Natural seller	1,108,000
Total Purchase Consideration	$9,250,000

Purchase price allocation
Inventory	$1,642,000
Property and equipment	1,478,000
Intangible assets	3,251,000
Right of use asset - Operating lease	6,427,000
Other liabilities	(211,000)
Operating lease liability	(6,427,000)
Goodwill	3,090,000
Net assets acquired	$9,250,000

Finite-lived intangible assets
Trade Names (8 years)	$1,133,000
Customer Relationships (6 years)	1,103,000
Non-Compete Agreement (5 years)	1,015,000
Total intangible assets	$3,251,000

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

Ellwood Thompson’s

On October 1, 2023, the Company through its wholly owned subsidiary, Healthy Choice Markets V, LLC, entered into an Asset Purchase Agreement with (i) ET Holding, Inc., d/b/a Ellwood Thompson’s Local Market, a Virginia corporation, (ii) Ellwood Thompson’s Natural Market, L.C., a Virginia limited liability company, and (iii) Richard T. Hood, an individual resident of the Commonwealth of Virginia. Pursuant to the Purchase Agreement, the Company acquired certain assets and assumed certain liabilities related to Ellwood Thompson’s grocery stores in Richmond, Virginia. The Company intends to continue to operate the grocery stores under their existing name.

The cash purchase price under the Asset Purchase Agreement was $750,000, and a promissory note with a fair value of $718,000 provided by the seller. The principle amount of the promissory note was $750,000 with a fair value was $718,000, and the Company expensed the discount associated with the promissory note and recognized interest expense of approximately $32,000 for the year ended December 31, 2023. In addition, the Company entered into a new lease agreement with the landlord and entered into an employment agreement with the store manager.

The following table summarizes the purchase price allocation based on fair values of the net assets acquired at the acquisition date:

October 1, 2023
Purchase Consideration
Cash consideration paid	$750,000
Promissory note	718,000
Total Purchase Consideration	$1,468,000

Purchase price allocation
Inventory	$851,000
Intangible assets	291,000
Right of use asset - Operating lease	1,325,000
Other liabilities	(31,000)
Operating lease liability	(1,325,000)
Goodwill	357,000
Net assets acquired	$1,468,000

Finite-lived intangible assets
Trade Names (8 years)	$291,000
Total intangible assets	$291,000

The acquisition is structured as asset purchase in a business combination, and goodwill is tax-deductible, and amortizable over 15 years for tax purposes.

Revenue and net income were $3.1 million and $0.3 million, respectively, from the date of acquisition through December 31, 2023. Acquisition-related expenses of $131,000 were expensed as incurred and recorded in selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2023. The expenses primarily related to legal and other professional fees.

Revenue and Earnings

The following unaudited pro forma summary presents consolidated information of the Company, including Mother Earth’s Storehouse, Green’s Natural Foods and Ellwood Thompson’s, as if the business combinations had occurred on January 1, 2022, the earliest period presented herein:

	December 31,
	2023	2022
Sales	$65,262,783	$68,786,398
Net loss	(18,670,111)	(4,171,713)

The pro forma financial information includes adjustments that are directly attributable to the business combinations and are factually supportable. The pro forma adjustments include incremental amortization of intangible and remove non-recurring transaction costs directly associated with the acquisitions, such as legal and other professional service fees. The proforma data gives effects to actual operating results prior to the acquisition. These proforma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred as of the beginning of each period presented or that may be obtained in future periods. For the year ended December 31, 2022, the pro forma financial information excludes $1,063,000 of non-recurring acquisition-related expenses. For the year ended December 31, 2023, the pro forma financial information excludes $131,000 of non-recurring acquisition-related expenses.

Note 9. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following:

	Year Ended December 31,
	2023	2022

Displays	$312,146	$312,146
Building	575,000	575,000
Furniture and fixtures	596,355	560,256
Leasehold improvements	1,925,385	1,910,719
Computer hardware & equipment	190,019	160,210
Other	688,774	587,602
	4,287,679	4,105,933
Less: accumulated depreciation and amortization	(1,552,427)	(993,025)
Total property, plant, and equipment	$2,735,252	$3,112,908

The Company incurred approximately $0.6 million and $0.3 million of depreciation expense for the years ended December 31, 2023 and 2022, respectively.

Note 10. GOODWILL AND INTANGIBLE ASSETS

The Company tests goodwill for impairment annually on September 30 or more frequently if there are indicators that the carrying amount of the goodwill exceeds its estimated fair value.

The Company experienced recurring losses coupled with the reduction in same store revenue, a highly competitive industry and certain operational costs that have impacted our expectations such that future growth and profitability is lower than previous estimates. Furthermore, during the fourth quarter of 2023, the Company operated with negative working capital which, although not a determinant on its own, when combined with the other factors indicated that the Company’s goodwill may be impaired.

Because the qualitative test indicated that the Company’s goodwill was determined to be impaired, a second phase of the goodwill impairment test (“Step 2”) was performed. Under Step 2, the fair value of the Company was estimated for the purpose of deriving an estimate of the implied fair value of goodwill. The implied fair value of the goodwill was then compared to the recorded goodwill to determine the amount of the impairment. The Company evaluated the fair value of its equity through the use of Guideline Public Company Method and Discounted Cash Flow Method. These two methods first calculated market value of invested capital, then the Company applied 50% of weighting to each method to derive the weight equity value. The Guideline Public Company Method calculated the Company’s equity using public markets’ relevant comparable set with market multiples that are applicable to the company. The Discounted Cash Flow Method discounted projected free cashflows of the Company at a computed weighted average cost of capital of 16.5% as the discount rate. The Discounted Cash Flow Method requires the use of significant estimates and assumptions to calculate projected future cash flow, weighted average cost of capital, and future economic and market conditions. The Company based the forecasts on its knowledge of the industry, recent performance and expected future performance, and other assumptions management believes to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

As a result, the entire $6.1 million carrying amount of the Company’s goodwill was recognized as a non-cash impairment charge during the year ended December 31, 2023. There was no impairment of goodwill during the year ended December 31, 2022.

The changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022

Beginning balance	$5,747,000	$916,000
Acquisitions	357,000	4,831,000
Impairment	(6,104,000)	-
Ending balance	$-	$5,747,000

Intangible assets, net are as follows:

December 31, 2023	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	4-6 years	$2,669,000	$(1,330,972)	$1,338,028
Trade names	8-10 years	2,860,000	(1,035,443)	1,824,557
Patents	10 years	397,165	(199,001)	198,164
Non-compete	4-5 years	1,602,000	(586,067)	1,015,933
Intangible assets, net		$7,528,165	$(3,151,483)	$4,376,682

December 31, 2022	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	4-6 years	$2,669,000	$(1,033,306)	$1,635,694
Trade names	8-10 years	2,569,000	(725,723)	1,843,277
Patents	10 years	384,665	(159,658)	225,007
Non-compete	4-5 years	1,602,000	(300,467)	1,301,533
Intangible assets, net		$7,224,665	$(2,219,154)	$5,005,511

Amortization expense was approximately $0.9 million and $0.8 million for the years ended December 31, 2023 and 2022, respectively.

The weighted-average remaining amortization period of the Company’s amortizable intangible assets is approximately 5 years as of December 31, 2023. The estimated future amortization of the intangible assets is as follows:

For the years ending December 31,
2024	$959,391
2025	953,891
2026	875,910
2027	731,489
2028	412,819
Thereafter	443,182
Total	$4,376,682

Note 11. CONTRACT LIABILITIES

The Company’s contract liabilities consist of customer deposits, gift cards and loyalty rewards, for which the Company has a performance obligation to deliver products when customers redeem balances or terms expire through breakage.

A summary of the contract liabilities activity for the years ended December 31, 2023 and 2022 is presented below:

	Year ended December 31,
	2023	2022
Beginning balance as of January1,	$198,606	$23,178
Issued	891,060	859,383
Redeemed	(812,694)	(628,012)
Breakage recognized	(69,459)	(55,943)
Ending balance as of December 31,	$207,513	$198,606

Note 12. DEBT

The following table provides a breakdown of the Company’s debt as of December 31, 2023 and 2022 is presented below:

	December 31,
	2023	2022
Promissory note	$3,106,508	$2,460,556
Line of credit	453,232	453,232
Other debt	-	815
Total debt	3,559,740	2,914,603
Current portion of long-term debt	(1,155,933)	(536,542)
Long-term debt	$2,403,807	$2,378,061

Revolving Line of Credit

On November 3, 2021, the Company entered into an agreement for a new revolving line of credit of $2.0 million and a blocked/restricted deposit account (“blocked account”) with Professional Bank in Coral Gables, Florida. The agreement included a variable interest rate that it is based on a rate of 1.0% over what is earned on the collateral account. Based on the agreement with the bank, each draw request from the credit line will be 100% cash secured with moneys held from the blocked account. The outstanding balance was $453,232 as of December 31, 2023 and 2022, respectively. The line of credit will expire in November 2024.

Promissory Note

In connection with the Green’s Natural Foods acquisition, on October 14, 2022, the Company issued a secured promissory note (the “Greens Note”) in the principal amount of $3,000,000 as a portion of the purchase price. The Greens Note has a five-year term, an interest rate of 6.0% per annum and is secured by the assets of the Green’s Natural Foods. The outstanding balance was approximately $2,378,000 and $2,914,000 as of December 31, 2023 and 2022, respectively. The Company incurred approximately $160,000 and $30,000 interest expense for the years ended December 31, 2023 and 2022, respectively.

In connection with the Ellwood Thompson’s acquisition, on October 1, 2023, the Company issued a secured promissory note (the “Ellwood Note”) in the principal amount of $750,000, and discounted present value of $718,000 as a portion of the purchase price. The Ellwood Note has a five-year term, an interest rate of 6.0% per annum. The outstanding balance of the Ellwood Note was approximately $728,000 in principle amount as of December 31, 2023. The Company expensed the discount on promissory note and recognized interest expense of approximately $39,000 for the year ended December 31, 2023.

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

The following table summarizes the 5-year repayment schedule:

For the years ending December 31,
2024	$702,701
2025	746,042
2026	792,056
2027	724,333
2028	141,376
Total	$3,106,508

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

On December 31, 2021, the District Court for the Northern District of Georgia effectively dismissed HCMC’s patent infringement action against Philip Morris USA, Inc. and Philip Morris Products S.A. In connection with such dismissal, the defendants sought to recover attorney’s fees from the Plaintiff. On February 22, 2022, the District Court for the Northern District of Georgia granted the defendant’s an award of approximately $575,000 in attorneys’ fees to be paid by the Company. The Company fully provisioned this amount as of December 31, 2021. HCMC appealed this ruling on June 22, 2022.

On April 12, 2023, the U.S. Court of Appeals for the Federal Circuit ruled in favor of HCMC on two separate appeals it had filed in its patent infringement action against Philip Morris USA, Inc. and Philip Morris Products S.A. pending in the district court for the Northern District of Georgia.

In the first appeal, HCMC appealed the ruling of the District Court dismissing HCMC’s patent infringement action and denying HCMC’s motion to amend its pleading. In the second appeal, HCMC appealed the District Court’s award of attorneys’ fees to Philip Morris. In its decisions, the Federal Circuit ruled for HCMC by reversing both of those decisions and remanded the case back to the District Court for further proceedings. As a result of the ruling, the Company reversed the $575,000, which was previously fully provisioned, during the three months ended March 31, 2023.

There were two lawsuits in connection with alleged claimed battery defects for an electronic cigarette device. One has been dismissed by the court wherein the plaintiff settled with the Company’s insurance carrier with no economic impact to the Company. In the second lawsuit, as of December 31, 2023, the Company has reached an arrangement with the plaintiff to resolve the matter, limiting potential exposure to $1.5 million.  While this arrangement is presently not formalized by a signed agreement, the Company has accrued a liability of $1.5 million, reflected in accounts payable and accrued expenses, to represent management’s estimate of the probable settlement amount based on the current status of discussions.  The settlement remains subject to finalization, and until a definitive agreement is executed, no assurance can be given that the outcome will differ from this accrual. The case has been removed from the courts trial calendar.

On September 26, 2023, HCMC filed a patent infringement lawsuit against R.J. Reynolds Vapor Company (“RJR”) in the U.S. District Court for the Middle District of North Carolina in connection with HCMC’s assertions that RJR’s Vuse electronic cigarette infringes one of HCMC’s patents.

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations. As of December 31, 2023, with respect to legal costs, we record such costs as incurred.

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

Note 14. STOCKHOLDERS’ EQUITY

Equity Compensation Plans

The Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), awards grants to employees. On April 23, 2023, the Board of Directors (the “Board”) of HCMC approved the Second Amendment to the 2015 Equity Incentive Plan (the “Amended Plan”). The Amended Plan increased the number of shares of HCMC common stock authorized for issuance under the Amended Plan to 225,000,000,000 shares, and currently 2.5 billion shares are available for grant as of December 31, 2023.

The Company’s 2009 Equity Incentive Plan (the “2009 Plan”) awards grants to employees, non-employee directors and consultants in connection with their retention and/or continued employment by the Company. The 2009 Plan had no shares of common stock available for grant as of December 31, 2023.

Series D Convertible Preferred Stock

On February 7, 2021, the Company entered into a Securities Purchase Agreement, pursuant to which the Company sold and issued 5,000 shares of its Series D Convertible Preferred Stock (the “Preferred Stock”) to accredited investors for $1,000 per share or an aggregate subscription of $5.0 million. In 2021, 4,200 shares of Series D Convertible Preferred Stock were exercised and converted into common stocks. As of December 31, 2023, the Company issued 8.0 billion shares of the Company’s common stock in connection with the exercise of the remaining 800 shares of the Series D Convertible Preferred Stock at a conversion price of $0.0001 per share. As of December 31, 2023, all Series D preferred stocks have been converted. The Series D Stocks have no voting rights.

Series E Redeemable Convertible Preferred Stock

On August 18, 2022, the Company entered into a Securities Purchase Agreement (“HCMC Preferred Stock”) pursuant to which the Company sold and issued 14,722 shares of its Series E Convertible Preferred Stock to institutional investors for $1,000 per share or an aggregate subscription of $13.25 million. The number of shares issued to each participant is based on subscription amount multiplied by conversion rate of 1.1111. The Company also incurred offering costs of approximately $410,000, which covers legal and consulting fees.

For the year ended December 31, 2023, 1,585 shares of Series E preferred stock were converted into 15,850,000,000 shares of common stock as a result of the Series E preferred stock conversion. 12,026 shares of Series E preferred stock were redeemed and approximately $12,004,000 was paid for redemption.

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

On October 30, 2023, the Company entered into a Third Amendment to the Securities Purchase Agreement with its Series E Redeemable Convertible Preferred Stock purchasers. The parties agreed to: (1) set the initial conversion price for the Series A Preferred Stock to be the 5-day volume weighted average price measured using the 5 trading days preceding the purchase of the Series A Preferred Stock, (2) on the 40th calendar day (the “Reset Date”) after the sale of the Series A Preferred Stock, reset the conversion price in the event the closing price of the Class A common stock on such date is less than the initial conversion, (3) have the reset conversion price equal a 10% discount to the 5-day volume weighted average price measured using the 5 trading days preceding the Reset Date; provided, however, in no instance will the conversion price be reset below 30% of the initial conversion price, and (4) amend the date on which the obligation to acquire the Series A Preferred Stock ceases to March 1, 2024.

On February 20, 2024, the Company entered into a Fourth Amendment to the Securities Purchase Agreement with its Series E Redeemable Convertible Preferred Stock purchasers, pursuant to which the Company and such parties agreed to amend the date on which the obligation to acquire the Series A Preferred Stock ceases to June 1, 2024.

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

Pursuant to the Securities Purchase Agreement, purchasers of the Series E Convertible Preferred Stock will also be required to purchase Series A Convertible Preferred Stock (“NewCo Series A Stock”) of a newly created NewCo resulting from spin off of HCMC’s grocery and wellness businesses in the same subscription amounts that the Purchasers paid for the HCMC Preferred Stock.

On October 27, 2023, the Company filed a new registration statement on Form S-1 (the “Spin-off S-1”) in connection with the spin-off of all of the existing HCWC common stock by Healthier Choices Management Corp. with the Securities and Exchange Commission (the “Commission”).

On October 30, 2023, the Company filed Amendment No. 1 to its registration statement on Form S-1 (the “IPO S-1”) with the Commission.

On December 20, 2023, the Company filed Amendment No. 1 to its Spin-off S-1 with the Commission.

On December 21, 2023, the Company filed Amendment No. 2 to its IPO S-1 with the Commission.

Restricted Stock

On January 1, 2022, the Company granted 1,500,000,000 restricted shares of common stock to a non-employee for service rendered with fair value of $150,000 that would vest 25% each quarter starting from June 30, 2023 through March 31, 2024.

On December 14, 2022, the Company granted 4,000,000,000 shares of restricted stocks with fair value of $400,000 to the two Directors of the Company that would vest starting from the first anniversary of the grant date at 12.5% for each calendar quarter for two years.

On April 23, 2023, HCMC’s board of directors has approved the issuance of approximately 107,675,000,000 shares of restricted common stock to the employees and executive officers of HCMC. Each grant of restricted common stock will commence vesting of 12.5% of the award on February 1, 2024 and will vest in 12.5% increments on the last day of each calendar quarter thereafter through September 30, 2025. All shares of restricted common stock related to the April 23, 2023 issuance remain unvested as of December 31, 2023.

The following table reflects the activity for all unvested restricted stocks during 2023:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2023	5,500,000,000	$550,000
Granted	107,675,000,000	10,767,500
Vested	(1,625,000,000)	(162,500)
Forfeited	-	-
Unvested at December 31, 2023	111,550,000,000	$11,155,000

Stock Options

A summary of option activity during the years ended December 31, 2023 and 2022 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Yrs.)	Aggregate Intrinsic Value

Outstanding, January 1, 2022	67,587,230,680	$0.0001	5	$-
Options granted	-	0.0001		-
Options forfeited or expired		0.0001		-
Outstanding, December 31, 2022	67,587,230,680	$0.0001	4	$-
Options granted	-	0.0001		-
Options exercised	-	0.0001		-
Options forfeited or expired	(8,480)	0.0001		-
Outstanding, December 31, 2023	67,587,222,200	$0.0001	3	-
Exercisable on December 31, 2023	67,587,222,200	$0.0001	3	$-

During the years ended December 31, 2023 and 2022, the Company recognized stock-based compensation expense of approximately $3,430,000 and $72,000, respectively, in connection with the amortization of restricted stocks and stock options. Stock-based compensation expense is included as part of selling, general and administrative expense in the accompanying consolidated statements of operations.

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

	December 31,
	2023	2022

Preferred stock	11,111,000,000	148,470,000,000
Stock options	67,587,222,200	67,587,230,680
Restricted stock	113,175,000,000	5,500,000,000
Total	191,873,222,200	221,557,230,680

Note 15. LEASES

The Company has various lease agreements with terms up to 20 years, including leases of retail stores, headquarters and equipment. All the leases are classified as operating leases.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of December 31, 2023.

Maturity of Lease Liabilities by Fiscal Year
2024	$3,212,909
2025	2,862,488
2026	2,521,339
2027	1,535,080
2028	834,710
Thereafter	1,363,363
Total undiscounted operating lease payments	$12,329,889
Less: Imputed interest	(1,021,443)
Present value of operating lease liabilities	$11,308,446

The following summarizes the Company’s operating leases:

Balance Sheet Classification	December 31, 2023	December 31, 2022
Right of use asset	$11,511,002	$10,604,935

Operating lease liability, current	$2,842,829	$2,228,852
Operating lease liability, net of current	8,465,617	8,041,504
Total operating lease liabilities	$11,308,446	$10,270,356

The amortization of the right-of-use asset of approximately $2,590,000 and $1,164,000 for the years ended December 31, 2023 and 2022, respectively, were included in operating cash flows.

Other Information
Weighted-average remaining lease term for operating leases	5 years
Weighted-average discount rate for operating leases	3.98%

Rent expense for the years ended December 31, 2023 and 2022 was approximately $3,500,000 and $1,500,000, respectively, is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

The following table represents the components of lease cost are as follows for twelve months ended December 31, 2023:

December 31, 2023
Operating lease cost	$2,265,820
Variable lease cost	944,987
Short-term lease cost	324,507
Total rent expense	$3,535,313

The aggregate cash payments under the leasing arrangement was approximately $2,458,000 for the year ended December 31, 2023 and was included in operating cash flows.

Note 16. INCOME TAXES

The Company did not have s expected tax expense (benefit) at the U.S. statutory rate to the actual tax expense (benefit) reflected in the accompanying statement of operations:

	Year Ended December 31,
	2023	2022

U.S. federal statutory rate	$(3,881,403)	$(1,515,700)
State and local taxes, net of federal benefit	(1,036,963)	(359,643)
Change in valuation allowance	4,999,204	2,733,655
True-up & deferred adjustment	(19,998)	144
Other permanent items	2,928	-
Change in tax rate	(63,768)	(252,392)
Other	-	(606,064)
	$-	$-

As of December 31, 2023 and 2022, the Company’s deferred tax assets and liabilities consisted of the effects of temporary differences attributable to the following:

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$19,684,763	$17,030,852
Unrealized loss on investment	39,580	36,436
Accrued Expenses and Deferred Income	-	149,402
Charitable contribution	8,330	5,737
Stock based compensation	3,029,964	2,099,241
Net book value of intangible assets	1,801,150	314,775
UNICAP 263a Adjustment	53,284	-
ASC 842 - Lease Accounting	65,172	44,484
Total deferred tax assets	24,682,243	19,680,927

Deferred tax liabilities:
Net book value of fixed assets	(29,652)	(27,540)
Total deferred tax liabilities	(29,652)	(27,540)

Net deferred tax assets	24,652,591	19,653,387
Valuation allowance	(24,652,591)	(19,653,387)
Net deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the positive and negative evidence available, management has determined that a valuation allowance is required at December 31, 2023 and 2022 to reduce the deferred tax assets to amounts that are more likely than not to be realized. The Company’s valuation increased by $4,999,204 and $2,733,655 for the tax years ended 2023 and 2022, respectively. Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax assets may be necessary.

At December 31, 2023 the Company had U.S. federal and state net operating loss carryforwards (“NOLS”) of $79.5 million and $64.8 million, respectively. Federal NOLs of $46.3 million expire beginning in 2030 through 2037 and $33.2 million do not expire and are subject to 80% of taxable income under Internal Revenue Code Section 172. State NOLs of $36.3 million expire beginning in 2030 through 2037 and $28.5 million do not expire and maybe subject to income limitations under each State statute. Utilization of our NOLS may be subject to an annual limitation under section 382 and similar state provisions of the Internal Revenue Code due to changes of ownership that may have occurred or that could occur in the future, as defined under the regulations.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. Among other provisions, the IRA includes a 15% corporate alternative minimum tax on applicable corporations and 1% excise tax on stock repurchases made after December 31, 2022. The IRA is not expected to have a material impact on the consolidated financial statements.

The Company files a federal income tax return and income tax returns in various state tax jurisdictions and the Company is generally no longer subject examinations by federal and state tax authorities for years before 2020.

Note 17. SEGMENT INFORMATION

Management determines the reportable segments based on the internal reporting used by our executives to evaluate performance and to assess where to allocate resources. The Company evaluates segment performance based on the segment gross profit before corporate expenses.

Summarized below are the total net sales and segment operating results for each reporting segment:

	Year Ended
	Net Sales		Segment Gross Profit
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Vapor	$617	$257,363	$(170)	$144,483
Grocery	55,689,793	29,009,640	20,348,224	10,079,735
Total	$55,690,410	$29,267,003	20,348,054	10,224,218
Corporate expenses			38,323,733	18,877,302
Operating loss			(17,975,679)	(8,653,084)
Corporate other (expense) income, net			(507,201)	1,435,473
Net loss			(18,482,880)	(7,217,611)

For the year ended December 31, 2023 depreciation and amortization was approximately $18,000 and $1.5 million for Vapor and Grocery, respectively.

For the year ended December 31, 2022 depreciation and amortization was approximately $19,000 and $1.0 million for Vapor and Grocery, respectively.

Note 18. EMPLOYEE RETENTION CREDITS

Congress passed programs to provide financial assistance to companies during the COVID-19 pandemic, including the employee retention credit (ERC). The ERC provides eligible employers with credits per employee based on qualified wages and health insurance benefits paid. In December 2022, the Company filed application for Employee Retention Credits with the Internal Revenue Service. The company is reasonably assured the eligibility is met. The total amount eligible is $930,000. The amount was recorded in other current assets in consolidated balance sheet and other income in statement of operation in 2022. As of December 31, 2023, the Company received the payment in full eligible amount.

Note 19. SUBSEQUENT EVENTS

In connection with the spin off, on January 18, 2024, the Company entered into Securities Purchase Agreement with institutional investors whereby the Company issued a total of approximately $1.9 million in unsecured promissory notes (the “Notes). The Notes were issued at a 10% original issue discount and accrue interest at a rate of 10% per annum. All principle and accrued interest on the Notes shall be due and payable upon the earlier of (1) the closing of the potential initial public offering (“IPO”), (2) the one-year anniversary of issuance or (3) the time at which the balance is due and payable upon an event of default. The investors agreed to acquire $1,700,000 of Class A common stock in the IPO, and the Company will issue 188,889 shares of Class A common stock (assuming an IPO offering price of $10 per share) to institutional investors upon IPO.

On February 13, 2024, the Company filed Amendment No. 2 to its Spin-off S-1 with the Commission with respect to the Spin-Off.

On February 13, 2024, the Company filed Amendment No. 3 to its IPO S-1 with the Commission with respect to the IPO.

On February 20, 2024, the Company entered into a Fourth Amendment to the Securities Purchase Agreement with its Series E Redeemable Convertible Preferred Stock purchasers, pursuant to which the Company and such parties agreed to amend the date on which the obligation to acquire the Series A Preferred Stock ceases to June 1, 2024.

On February 9, 2024, in order to maximize profitability and improve operation efficiency, management made decision to close the Saugerties store. The building that the store is located is owned by the Company, and it is currently for sale. At the time of the filing, no sales agreement has been signed.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

1.1	Form of Underwriting Agreement	S-1	7/10/15	1.1
2.1(a)	Business Sale Offer and Acceptance Agreement, dated April 11, 2016, by and between Vapor Corp. and Ada’s Whole Food Market LLC	8-K	5/23/16	2.1
2.1(b)	Asset Purchase Agreement, dated July 29, 2016, by and between Vapor Corp. and VPR Brands, L.P.	8-K	8/3/16	1.1
2.1(c)	Asset Purchase Agreement, dated November 19, 2018, by and among the Company and Paradise Health Foods, Inc.	8-K	11/21/18	2.1
2.1(d)	Membership Interest Purchase Agreement, dated December 14, 2018, by and among Healthy U Wholesale, Inc. and the Sellers named therein	8-K	12/26/18	2.2
2.1(e)	Asset Purchase Agreement, dated February 8, 2022, by and among the Healthy Choice Markets 3, LLC, Mother Earth’s Storehouse Inc., Christopher Schneider and Kevin Schneider	8-K	2/8/22	2.1
2.1(f)	Commercial Contract of Sale, dated of 9th day of February, 2022, between Mother Earth’s Storehouse, Inc. and Healthy Choice Markets 3 Real Estate LLC
3.1	Certificate of Incorporation	10-Q	11/16/15	3.1
3.1(a)	Certificate of Amendment to Certificate of Incorporation	8-K	3/03/17	3.1
3.1(b)	Certificate of Amendment to Certificate of Incorporation	S-1	7/10/15	3.2
3.1(c)	Certificate of Amendment to Certificate of Incorporation	S-4	12/11/15	3.2
3.1(d)	Certificate of Amendment to Certificate of Incorporation	8-K	2/2/16	3.1
3.1(e)	Certificate of Amendment to Certificate of Incorporation	8-K	3/9/16	3.1
3.1(f)	Certificate of Amendment to Certificate of Incorporation	8-K	6/1/16	3.1
3.1(g)	Certificate of Amendment to Certificate of Incorporation	8-K	8/5/16	3.1
3.1(h)	Certificate of Designation of Preferences, Rights And Limitations of Series D Convertible Preferred Stock	8-K	2/8/21	2.1
3.1(i)	Cancellation of Certificate of Designations
3.2	Bylaws	8-K	12/31/13	3.4
10.1	Form of Securities Purchase Agreement dated March 3, 2015	8-K	3/05/15	10.1
10.2*	2015 Equity Incentive Plan	S-1	6/01/15	10.28
10.3	Form of Letter Agreement dated June 19, 2015	8-K	6/25/15	10.4
10.4	Form of Letter Agreement dated June 19, 2015	8-K	6/25/15	10.5
10.9	RLOC Credit Agreement, dated December 23, 2021, by and among Healthier Choices Management Corp. and Professional Bank
10.10	Revolving Credit Note, dated December 31, 2019, issued by Healthier Choices Management Corp. in favor of Professional Bank

32

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
10.11*	Amendment to Vapor Corp. 2015 Equity Incentive Plan	S-8	2/8/17	4.2
10.12*	Form of Restricted Stock Award Agreement	8-K	8/20/18	10.4
10.13*	Second Amended and Restated Employment Agreement, entered into as of February 26, 2021 by and between the Company and Christopher Santi	8-K	3/5/21	10.1
10.14*	Third Amended and Restated Restricted Stock Agreement dated as of February 12, 2021 by and between Healthier Choices Management Corp. and Jeffrey Holman	10-K	3/8/21	10.12
10.15*	Third Amended and Restated Restricted Stock Agreement dated as of February 12, 2021 by and between Healthier Choices Management Corp. and Christopher Santi	10-K	3/8/21	10.13
10.16*	Third Amended and Restated Restricted Stock Agreement dated as of February 12, 2021 by and between Healthier Choices Management Corp. and John Ollet	10-K	3/8/21	10.14
10.17*	Third Amended and Restated Restricted Stock Agreement dated as of February 12, 2021 by and between Healthier Choices Management Corp. and Anthony Panariello	10-K	3/8/21	10.15
10.18*	Second Amended and Restated Employment Agreement, dated as of February 2, 2022 by and between the Company and John Ollet	8-K	2/2/22	10.1
10.19*	Amended and Restated Employment Agreement, dated as of March 13, 2018 by and between the Company and Jeffrey Holman	8-K	8/20/18	10.3
10.20	Securities Purchase Agreement, dated as of August 18, 2022, by and between Healthier Choices Management Corp. and the purchasers named therein	8-K	8/18/2022	10.1
10.21	First Amendment to Securities Purchase Agreement, dated as of March 1, 2023, by and between Healthier Choices Management Corp. and the purchasers named therein	8-K/A	3/6/23	10.1
10.22	Second Amendment to Securities Purchase Agreement, dated as of May 15, 2023, by and between Healthier Choices Management Corp. and the purchasers named therein	8-K/A	5/19/23	10.1
10.23	Third Amendment to Securities Purchase Agreement, dated as of October 30, 2023, by and between Healthier Choices Management Corp. and the purchasers named therein	8-K/A	11/3/23	10.1
10.24	Fourth Amendment to Securities Purchase Agreement, dated as of February 20, 2024, by and between Healthier Choices Management Corp. and the purchasers named therein	8-K/A	2/23/24	10.1
21.1	List of Subsidiaries				X
23.1	Consent of Marcum LLP				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Link base Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Link base Document				Filed
101.LAB	XBRL Taxonomy Extension Label Link base Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Link base Document				Filed

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

33

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2024.

Healthier Choices Management Corp.

By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Holman	Principal Executive Officer and Director	March 27, 2024
Jeffrey Holman

/s/ John A. Ollet	Chief Financial Officer	March 27, 2024
John A. Ollet	(Principal Financial and Accounting Officer)

/s/ Clifford J. Friedman	Director	March 27, 2024
Clifford J. Friedman

/s/ Anthony Panariello	Director	March 27, 2024
Anthony Panariello

34