Form 10-Q
period 2024-03-31
Healthier Choices Management Corp.
filed 2024-05-09
CIK 844856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	HCMC	OTC Pink Marketplace

As of May 8, 2024, there were 479,266,632,384 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TABLE OF CONTENTS

PAGE

PART I FINANCIAL INFORMATION	3

ITEM 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of March 31, 2024 (Unaudited) and December 31, 2023	3

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2024 and 2023 (Unaudited)	4

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity for the Three Months Ended March 31, 2024 and 2023 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	22

ITEM 4. Controls and Procedures	22

PART II OTHER INFORMATION	24

ITEM 1. Legal Proceedings	24

ITEM 1A. Risk Factors	24

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

ITEM 3. Defaults Upon Senior Securities	24

ITEM 4. Mine Safety Disclosures	24

ITEM 5. Other Information	24

ITEM 6. Exhibits	24

Signatures	26

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$3,904,801	$5,081,086
Accounts receivable, net	166,273	128,171
Inventories	4,177,069	4,228,889
Prepaid expenses and vendor deposits	1,990,323	1,668,324
Assets held for sale	543,854	-
Other current assets	86,257	65,556
Restricted cash	553,232	553,232
TOTAL CURRENT ASSETS	11,421,809	11,725,258

Property, plant, and equipment, net of accumulated depreciation	2,173,600	2,735,252
Intangible assets, net of accumulated amortization	4,136,338	4,376,682
Right of use asset – operating lease, net	10,767,755	11,511,002
Other assets	632,024	621,385
TOTAL ASSETS	$29,131,526	$30,969,579

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,108,075	$8,024,664
Contract liabilities	179,916	207,513
Line of credit	453,232	453,232
Current portion of loan payment	2,432,135	702,701
Operating lease liability, current	2,774,469	2,842,829
TOTAL CURRENT LIABILITIES	12,947,827	12,230,939

Loan payable, net of current portion	2,221,462	2,403,807
Operating lease liability, net of current	7,827,417	8,465,617
TOTAL LIABILITIES	22,996,706	23,100,363

COMMITMENTS AND CONTINGENCIES (SEE NOTE 13)

CONVERTIBLE PREFERRED STOCK
Series E redeemable convertible preferred stock, $1,000 par value per share, 14,722 shares authorized, 1,111 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively: aggregate liquidation preference of $1.1 million as of March 31, 2024 and December 31, 2023, respectively	1,111,100	1,111,100
STOCKHOLDERS’ EQUITY
Common Stock, $0.0001 par value per share, 750,000,000,000 shares authorized; 478,266,632,384 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	47,826,663	47,826,663
Additional paid-in capital	22,155,025	21,028,274
Accumulated deficit	(64,957,968)	(62,096,821)
TOTAL STOCKHOLDERS’ EQUITY	5,023,720	6,758,116

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$29,131,526	$30,969,579

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
SALES
Vapor sales, net	$119	$38
Grocery sales, net	15,894,358	13,559,706
TOTAL SALES, NET	15,894,477	13,559,744

Cost of sales vapor	132	653
Cost of sales grocery	9,839,981	8,644,700
GROSS PROFIT	6,054,364	4,914,391

OPERATING EXPENSES	8,859,017	6,897,438

LOSS FROM OPERATIONS	(2,804,653)	(1,983,047)

OTHER INCOME (EXPENSE)
Loss on investment	(857)	(4,457)
Other income (expense), net	3,355	(17,450)
Interest (expense) income, net	(58,992)	97,653
Total other income (expense), net	(56,494)	75,746

Net loss	$(2,861,147)	$(1,907,301)

Induced conversions of Preferred Stock	-	(61,000)

Net loss attributable to common stockholders	$(2,861,147)	$(1,968,301)

NET LOSS PER SHARE-BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	478,266,632,384	341,671,076,830

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 and 2023

(Unaudited)

	Series E Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2024	1,111	$1,111,100	478,266,632,384	$47,826,663	$21,028,274	$(62,096,821)	$6,758,116
Stock-based compensation expense	-	-	-	-	1,126,751	-	1,126,751
Net loss	-	-	-	-	-	(2,861,147)	(2,861,147)
Balance – March 31, 2024	1,111	$1,111,100	478,266,632,384	$47,826,663	$22,155,025	$(64,957,968)	$5,023,720

	Series E Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2023	14,722	$14,722,075	800	$800,000	339,741,632,384	$33,974,163	$29,045,802	$(43,613,941)	$20,206,024
Series E convertible preferred stock redeemed	(556)	(555,550)	-	-	-	-	-	-	-
Conversion of series E convertible preferred stock	(670)	(670,000)	-	-	6,700,000,000	670,000	-	-	670,000
Induced conversions of preferred stock	-	-	-	-	-	-	(61,000)	-	(61,000)
Stock-based compensation expense	-	-	-	-	-	-	50,000	-	50,000
Net loss	-	-	-	-	-	-	-	(1,907,301)	(1,907,301)
Balance – March 31, 2023	13,497	$13,496,525	800	$800,000	346,441,632,384	$34,644,163	$29,034,802	$(45,521,242)	$18,957,723

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(2,861,147)	$(1,907,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	379,547	373,462
Amortization of debt discount	18,841	-
Loss on investment	857	4,457
Amortization of right-of-use asset	743,247	695,192
Write-down of obsolete and slow-moving inventory	743,419	523,087
Stock-based compensation expense	1,126,751	50,000
Change in contingent consideration		22,100
Changes in operating assets and liabilities:
Accounts receivable	(38,102)	(44,818)
Inventories	(691,599)	(673,392)
Prepaid expenses and vendor deposits	362,117	(255,387)
Other current assets	(20,701)	279,701
Other assets	(11,496)	771
Accounts payable and accrued expenses	(1,391,690)	(744,145)
Contract liabilities	(27,597)	1,766
Lease liability	(706,560)	(669,803)
NET CASH USED IN OPERATING ACTIVITIES	(2,374,113)	(2,344,310)

INVESTING ACTIVITIES
Collection of note receivable	-	16,320
Purchases of property and equipment	(121,405)	(126,251)
NET CASH USED IN INVESTING ACTIVITIES	(121,405)	(109,931)

FINANCING ACTIVITIES
Payments for deferred offering costs	(209,015)	-
Proceeds from security purchase agreement	1,700,000	-
Principal payments on loan payable	(171,752)	(131,614)
Payment of induced conversions of preferred stock	-	(55,000)
Payment for series E preferred stock redemption	-	(555,550)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,319,233	(742,164)

NET DECREASE IN CASH, CASH EQUIVALENT AND RESTRICTED CASH	(1,176,285)	(3,196,405)
CASH, CASH EQUIVALENT AND RESTRICTED CASH— BEGINNING OF PERIOD	5,634,318	24,690,124
CASH, CASH EQUIVALENT AND RESTRICTED CASH — END OF PERIOD	$4,458,033	$21,493,719

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$104,505	$44,478
Cash paid for income tax	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-cash deferred offering cost	$475,101	$-
Issuance of common stock in connection with series E preferred stock conversion	$-	$670,000
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$1,093,290
Accrued payment of induced conversions of preferred stock	$-	$6,000

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

Through its wholly owned subsidiary Healthy Choice Wellness Corp. (“HCWC”), the Company operates:

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

Through its wholly owned subsidiary, Healthy Choice Wellness II, LLC, the Company entered into a joint venture with an established healthcare provider, and the joint venture is in the process of creating a structure whereby it will engage in telemedicine evaluations of patients for semaglutide therapy. The operation will encompass, generally: medical evaluations of patients; treatment of patients with semaglutide; coordination with providers and patients. There was no activity for the quarter ended March 31, 2024.

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

Spin-Off

The Company intends to spin off its grocery segment and wellness business into a new publicly traded company (hereinafter referred to as “NewCo”). NewCo will continue the path of growth in the health verticals started by HCMC and explore other growth opportunities that comport with HCMC’s healthier lifestyle mission. HCMC will retain its entire patent suite, the Q-Cup® brand, and continue to develop its patent suite through R&D as well as continuing its path of enforcing its patent rights against infringers and attempting to monetize said patents through licensing deals.

At the time of the Spin-Off, HCMC would distribute all the outstanding shares of Common Stock held by it on a pro rata basis to holders of HCMC’s common stock. Each share of HCMC’s common stock outstanding as of the record date for the Spin-Off (the “Record Date”), will entitle the holder thereof to receive shares of Common Stock in NewCo. The distribution will be made in book-entry form by a distribution agent. Fractional shares of Common Stock will not be distributed in the Spin-Off and any fractional amounts will be rounded down. Please see more disclosure in Note 12 Stockholder Equity.

Note 2. GOING CONCERN AND MANAGEMENT’S PLANS

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

The Company currently and historically has reported net losses and cash outflows from operations. As of March 31, 2024, the Company had cash and cash equivalent of approximately $3.9 million and negative working capital of $1.5 million. Management has made plans to reduce certain costs and raise needed capital, however, there can be no assurance the Company can successfully implement these plans. The Company anticipates its current cash and cash generated from operations will not be sufficient to meet projected operating expenses for the foreseeable future through at least twelve months from the issuance of the condensed consolidated financial statements.

The Company contracted a third-party consultant, whose expertise is streamlining operations, to identify areas of improvement and cost savings. The Company will enact the consultant’s recommendation in anticipation of realizing savings and achieving profitability. The Company plans on evaluating non-performing stores and continuing to expand via acquisition which will help achieve profitability. Also, the Company is formulating plans to raise capital from outside investors, as it has done in the past, to fund operating losses and also provide capital for further business acquisitions. The result of the capital raise is to improve the Company’s operating and financial performance. The success of these plans is dependent upon various factors, foremost being the ability to reduce outside consulting expenses and the ability to secure additional capital from outside investors. There can be no assurance that such plans will be successful.

Note 3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by GAAP. The Company has made estimates and judgments affecting the amounts reported in the Company’s unaudited condensed consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from the Company’s estimates. The condensed consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2024. The condensed consolidated balance sheet as of December 31, 2023 was derived from the Company’s audited 2023 financial statements contained in the above referenced Form 10-K. Results of the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2023 Annual Report.

Note 4. CONCENTRATIONS

Cash, Cash Equivalent and Restricted Cash

The Company considers all highly liquid instruments with an original maturity of three months or less, when purchased, to be cash and cash equivalent. The majority of the Company’s cash and cash equivalent are concentrated in one large financial institution, which is in excess of Federal Deposit Insurance Corporation (FDIC) coverage. The balance of cash equivalent was approximately $503,000 and $0 as of March 31, 2024 and December 31, 2023.

A summary of the financial institution that had cash and cash equivalent in excess of FDIC limits of $250,000 on March 31, 2024 and December 31, 2023 is presented below:

	March 31, 2024	December 31, 2023
Total cash and cash equivalent in excess of FDIC limits of $250,000	$2,516,118	$3,814,426

The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests, as deposits are held in excess of federally insured limits. The Company has not experienced any losses in such accounts.

The following table provides a reconciliation of cash, cash equivalent and restricted cash to amounts shown in unaudited condensed consolidated statements of cash flow:

	March 31, 2024	March 31, 2023
Cash and cash equivalent	$3,904,801	$19,765,487
Restricted cash	553,232	1,728,232
Total cash and restricted cash	$4,458,033	$21,493,719

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

	Three Months Ended March 31,
	2024	2023
Vapor	$119	$38
Grocery	15,894,358	13,559,706
Total revenue	$15,894,477	$13,559,744

Wholesale/Online Vapor	$119	$38
Retail Grocery	13,478,803	11,613,730
Food service/restaurant	2,414,994	1,943,914
Online/eCommerce	561	2,062
Total revenue	$15,894,477	$13,559,744

Loss from operations - Vapor	(5,862)	(6,672)
Income (loss) from operations - Grocery	93,461	(276,842)
Corporate items	(2,892,252)	(1,699,533)
Total loss from operations	$(2,804,653)	$(1,983,047)

Note 6. ACQUISITION

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

The cash purchase price under the Asset Purchase Agreement was $750,000, and a promissory note provided by the seller of $750,000, with a fair value of $718,00. The Company expensed the discount associated with the promissory note and recognized interest expense of approximately $32,000 for the year ended December 31, 2023. In addition, the Company entered into a new lease agreement with the landlord and entered into an employment agreement with the store manager.

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

Revenue and Earnings

The following unaudited pro forma summary presents consolidated information of the Company, including Ellwood Thompson’s, as if the business combinations had occurred on January 1, 2023, the earliest period presented herein:

For Three Months Ended March 31, 2023
Sales	$16,533,127
Net loss	$(1,918,800)

The pro forma financial information includes adjustments that are directly attributable to the business combinations and are factually supportable. The pro forma adjustments include incremental amortization of intangible. The proforma data gives effects to actual operating results prior to the acquisition. These proforma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred as of the beginning of each period presented or that may be obtained in future periods.

Note 7. ASSETS HELD FOR SALE

On February 7, 2024, the Company closed the operation of the Saugerties store. The decision was based on management’s plan to maximize the profitability of the grocery segment. The Company transferred all operating assets and liabilities to other neighboring stores. The building, which is owned by the Company, has a net carrying value of approximately $544,000 and was put up for sale in February at its fair market value. The building was put up for sale in February 2024 and the carrying amount is lower than fair market value as of March 31, 2024. The Company has not incurred any cost to sell the building to date. The Company has classified the building as held for sale in accordance with ASC 360, “Property, Plant, and Equipment.” The building was previously classified as property, plant, and equipment (PP&E) and included in long-term assets.

Note 8. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following:

	March 31, 2024	December 31, 2023
Displays	$312,146	$312,146
Building	-	575,000
Furniture and fixtures	597,709	596,355
Leasehold improvements	1,956,051	1,925,385
Computer hardware & equipment	234,404	190,019
Other	733,774	688,774
	3,834,084	4,287,679
Less: accumulated depreciation and amortization	(1,660,484)	(1,552,427)
Total property, plant, and equipment	$2,173,600	$2,735,252

The Company incurred approximately $139,000 and $143,000 of depreciation expense for the three months ended March 31, 2024 and 2023, respectively.

Note 9. INTANGIBLE ASSETS

Intangible assets, net are as follows:

March 31, 2024	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	8-10 years	$2,860,000	$(1,119,301)	$1,740,699
Customer relationships	4-6 years	2,669,000	(1,405,389)	1,263,611
Patents	10 years	397,165	(209,671)	187,494
Non-compete	4-5 years	1,602,000	(657,466)	944,534
Intangible assets, net		$7,528,165	$(3,391,827)	$4,136,338

December 31, 2023	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	8-10 years	$2,860,000	$(1,035,443)	$1,843,277
Customer relationships	4-6 years	2,669,000	(1,330,972)	1,338,028
Patents	10 years	397,165	(199,001)	198,164
Non-compete	4-5 years	1,602,000	(586,067)	1,015,933
Intangible assets, net		$7,528,165	$(3,151,483)	$4,376,682

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense was approximately $240,000 and $231,000 for the three months ended March 31, 2024 and 2023, respectively. Future annual estimated amortization expense is as follows:

Years ending December 31,
2024 (remaining nine months)	$719,046
2025	953,891
2026	875,910
2027	731,489
2028	412,819
Thereafter	443,183
Total	$4,136,338

Note 10. CONTRACT LIABILITIES

A summary of the net changes in contract liabilities activity at March 31, 2024 and December 31, 2023 is presented below:

	March 31, 2024	December 31, 2023
Beginning balance as January 1,	$207,513	$198,606
Issued	706,971	891,060
Redeemed	(671,786)	(812,694)
Breakage recognized	(62,782)	(69,459)
Ending balance	$179,916	$207,513

Note 11. DEBT

A breakdown of the Company’s debt as of March 31, 2024 and December 31, 2023 is presented below:

	March 31, 2024	December 31, 2023
Promissory notes	$4,823,645	$3,106,508
Debt discount	(170,048)	-
Line of credit	453,232	453,232
Total debt, net of debt discount	$5,106,829	$3,559,740
Current portion of long-term debt	(2,885,367)	(1,155,933)
Long-term debt	$2,221,462	$2,403,807

Promissory Notes

In connection with the Green’s Natural Foods acquisition, on October 14, 2022, the Company issued a secured promissory note (the “Greens Note”) in the principal amount of $3,000,000 as a portion of the purchase price. The Greens Note has a five-year term, an interest rate of 6.0% per annum and is secured by the assets of the Green’s Natural Foods. The outstanding balance was approximately $2,239,000 and $2,378,000 as of March 31, 2024 and December 31, 2023, respectively. The Company incurred approximately $35,000 and $43,000 interest expense for the three months ended March 31, 2024 and 2023, respectively.

In connection with the Ellwood Thompson’s acquisition, on October 1, 2023, the Company issued a secured promissory note (the “Ellwood Note”) in the principal amount of $750,000, and discounted present value of $718,000 as a portion of the purchase price. The Ellwood Note has a five-year term, an interest rate of 6.0% per annum. The outstanding balance of the Ellwood Note was approximately $696,000 and 728,000 in principal amount as of March 31, 2024 and December 31, 2023, respectively. The Company expensed the discount on promissory note for the amount of approximately $39,000 for the year ended December 31, 2023, and recognized interest expense of approximately $11,000 and $0 for the three months ended March 31, 2024, and 2023, respectively.

On January 18, 2024, HCWC entered into a Securities Purchase Agreement (the “Bridge Financing”) with institutional investors whereby (a) HCWC issued a total of approximately $1,889,000 in unsecured promissory notes (the “Notes) and (b) on the date of the pricing of HCWC’s initial public offering (“IPO”), HCWC shall deliver shares of its common stock equal to approximately $1,889,000 divided by the IPO price (“Bridge Shares”). If HCWC does not consummate its IPO, it will have no obligation to issue Bridge Shares to the investors. The aggregate gross proceeds received from the investors in connection with the SPA was $1,700,000. The Notes were issued at a 10% original issue discount (“OID”) and accrue interest at a rate of 10% per annum beginning 60 days after issuance of the Notes. All accrued and unpaid principal and interest shall be due and payable upon the earlier of (1) the closing of the IPO, (2) January 18, 2025 or (3) upon an event of default as defined in the Notes. The Bridge Shares represent a contingent obligation that was not recognized in the Company’s unaudited consolidated financial statements as of March 31, 2024 since it was not probable that the IPO would close as of such date. HCWC incurred approximately $23,500 of debt issuance costs in connection with the issuance, which, together with the OID of approximately $189,000, was recorded as a debt discount and will be amortized over the life of the Notes using the straight-line method since such method was not materially different from the interest method. For the three months ended March 31, 2024, approximately $57,000 of interest expense was recognized. At March 31, 2024, the outstanding principal balance was approximately $1,889,000, accrued interest was approximately $15,000 and debt discount was approximately $170,000. See Note 14 for additional details.

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

The following table summarizes the 5-year repayment schedule:

For the years ending December 31,
2024 (remaining nine months)	$530,949
2025	2,634,931
2026	792,056
2027	724,333
2028	141,376
Total	$4,823,645

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

Through March 31, 2024, 1,585 shares of Series E preferred stock have been cumulatively converted into 15,850,000,000 shares of common stock as a result of the Series E preferred stock conversion, and 12,026 shares of Series E preferred stock have been cumulatively redeemed, and approximately $12,004,000 has been paid for redemption.

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

On December 20, 2023, the Company filed Amendment No. 1 to its Spin-off S-1 with the Commission.

On December 21, 2023, the Company filed Amendment No. 2 to its IPO S-1 with the Commission.

On February 13, 2024, the Company filed Amendment No. 2 to its Spin-off S-1 with the Commission with respect to the Spin-Off.

On February 13, 2024, the Company filed Amendment No. 3 to its IPO S-1 with the Commission with respect to the IPO.

Stock Options

During the three months ended March 31, 2024 and 2023, the Company recognized stock-based compensation of approximately $1,127,000 and $50,000, respectively in connection with amortization of restricted stock and stock options. Stock based compensation is included as part of selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.

Income (Loss) Per Share

The following table summarizes the Company’s securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	As of March 31,
	2024	2023
Preferred stock	11,111,000,000	136,215,000,000
Stock options	67,587,222,200	67,587,000,000
Restricted stock	95,590,625,000	5,500,000,000
Total	174,288,847,200	209,302,000,000

Note 13. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

There were two lawsuits in connection with alleged claimed battery defects for an electronic cigarette device. One has been dismissed by the court wherein the plaintiff settled with the Company’s insurance carrier with no economic impact to the Company. In the second lawsuit, as of December 31, 2023, the Company had reached an arrangement with the plaintiff to resolve the matter, limiting potential exposure to $1.5 million. While this arrangement is presently not formalized by a signed agreement, the Company has accrued a liability of $1.5 million at December 31, 2023, which was reflected in accounts payable and accrued expenses, to represent management’s estimate of the probable settlement amount based on the current status of discussions. The settlement remains subject to finalization, and until a definitive agreement is executed, no assurance can be given that the outcome will differ from this accrual. The case has been removed from the courts trial calendar. There have no updates in the second lawsuit as of the date of the filing of this 10Q.

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

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations as of March 31, 2024. With respect to legal costs, we record such costs as incurred.

Note 14. SUBSEQUENT EVENTS

On April 8, 2024, the parties to the SPA entered into a Fifth Amendment to the August 18, 2022 Securities Purchase Agreement, pursuant to which the Company and such parties agreed to amend the Completion Date to August 1, 2024.

On April 11, 2024, the Company filed Amendment No. 1 on Form 8-K/A to the Form 8-K filed on January 23, 2024, which terminated the existing obligation for institutional investors to purchase HCWC’s Class A common stock in the IPO and replaced the Bridge Shares with Bridge Warrants. The Bridge Warrants will entitle the holders thereof to purchase 188,889 shares of HCWC’s Class A common stock (the “Bridge Warrant Shares”) at a nominal exercise price of $0.01 per share at any time on or after HCWC’s registration statement on Form S-1 for the initial registration of the Class A common stock (the “IPO”) is declared effective by the United State Securities and Exchange Commission.

On April 12, 2024, the Company granted and issued 1,000,000,000 shares of restricted stocks to an employee. The award commences vesting of 12.5% on February 1, 2024 and remainder will vest 12.5% increments on the last day of each calendar quarter thereafter through September 30, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONDENSED CONSOLIDATED OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements. The terms “we,” “us,” “our,” and the “Company” refer to Healthier Choices Management Corp. and its wholly-owned subsidiaries, Healthy Choice Wellness Corp., Healthy Choice Markets, Inc., Healthy Choice Markets 2, LLC (“Paradise Health and Nutrition”), Healthy Choice Markets 3, LLC (“Mother Earth’s Storehouse”), Healthy Choices Markets 3 Real Estate LLC, Healthy Choice Markets IV, LLC (“Green’s Natural Foods”), Healthy Choice Markets V, LLC (“Ellwood Thompson’s), HCMC Intellectual Property Holdings, LLC, Healthy Choice Wellness, LLC, Healthy Choice Wellness II, LLC, The Vitamin Store, LLC, Healthy U Wholesale, Inc., and The Vape Store, Inc. (“Vape Store”). All intercompany accounts and transactions have been eliminated in consolidation.

Company Overview

Healthier Choices Management Corp. is a holding company focused on providing consumers with healthier daily choices with respect to nutrition and other lifestyle alternatives.

Through its wholly owned subsidiary HCMC Intellectual Property Holdings, LLC, the Company manages and intends to expand on its intellectual property portfolio.

Through its wholly owned subsidiaries, Healthy Choice Wellness Corp., Healthy Choice Markets, Inc., Healthy Choice Markets 2, LLC, and Healthy Choice Markets 3, LLC, Healthy Choice Markets IV, LLC and Healthy Choice Markets V, LLC respectively, the Company operates:

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

The Company currently and historically has reported net losses and cash outflows from operations. As of March 31, 2024, the Company had cash and cash equivalent of approximately $3.9 million and negative working capital of $1.5 million. Management has made plans to reduce certain costs and raise needed capital, however there can be no assurance the Company can successfully implement these plans. The Company anticipates its current cash and cash generated from operations will not be sufficient to meet projected operating expenses for the foreseeable future through at least twelve months from the issuance of the consolidated financial statements.

The Company contracted a third-party consultant, whose expertise is streamlining operations, to identify areas of improvement and cost savings. The Company will enact the consultant’s recommendation in anticipation of realizing savings and achieving profitability. The Company plans on evaluating non-performing stores and continuing to expand via acquisition which will help achieve profitability. Also, the Company is formulating plans to raise capital from outside investors, as it has done in the past, to fund operating losses and also provide capital for further business acquisitions. The result of the capital raise is to improve the Company’s operating and financial performance. The success of these plans is dependent upon various factors, foremost being the ability to reduce outside consulting expenses and the ability to secure additional capital from outside investors. There can be no assurance that such plans will be successful.

Factors Affecting Our Performance

We believe the following factors affect our performance:

Retail: We believe the operating performance of our retail stores will affect our revenue and financial performance. The Company has four natural and organic groceries and dietary supplement stores located in Florida, as well as ten located in New York and New Jersey. The Company has closed retail vape stores, as management has shifted its retail sales focus to the wholesale and online channel. The adverse industry trends and increasing federal and state regulations that, if implemented, may negatively impact future wholesale and online operations in the vapor segment.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated Statements of Operations for the three months ended March 31, 2024 and 2023 that is used in the following discussions of our results of operations:

	Three Months Ended March 31,		2024 to 2023
	2023	2023	Change $
SALES
Vapor sales, net	$119	$38	$81
Grocery sales, net	15,894,358	13,559,706	2,334,652
TOTAL SALES, NET	15,894,477	13,559,744	2,334,733

Cost of sales vapor	132	653	(521)
Cost of sales grocery	9,839,981	8,644,700	1,195,281
GROSS PROFIT	6,054,364	4,914,391	1,139,973

OPERATING EXPENSES
Selling, general and administrative	8,859,017	6,897,438	1,961,579
LOSS FROM OPERATIONS	(2,804,653)	(1,983,047)	(821,606)

OTHER INCOME (EXPENSE)
(Loss) gain on investment	(857)	(4,457)	3,600
Other income (expense), net	3,355	(17,450)	20,805
Interest income	(58,992)	97,653	(156,645)
Total other income (expense), net	(56,494)	75,746	(132,240)

NET LOSS	$(2,861,147)	$(1,907,301)	$(953,846)

Net vapor sales remained approximately unchanged for the three months ended March 31, 2024 as compared to the same period in 2023. The Company closed all its brick-and-mortar retail vape stores, as management had shifted its retail sales focus to the wholesale and online channel. The sales for the three months ended March 31, 2024 and 2023 continued to be significantly impacted by technical issues associated with the processing of credit card payments on the Q-Cup.com website and the inability to bring new products to market via distribution.

Net grocery sales increased $2.3 million to $15.9 million for the three months ended March 31, 2024 as compared to $13.6 million for the same period in 2023. The increase in grocery sales was primarily due to the acquisition of Ellwood Thompson’s, offset by a slight decrease in same-store sales of $0.6 million; this was in large part attributable to the closing of the non-performing Saugerties store and the outsourced prepared food service in Ada’s Natural Food store which was an underperforming department.

Vapor cost of goods sold for the three months ended March 31, 2024 and 2023 remained unchanged. The Company closed all its brick-and-mortar retail vape stores, as management has shifted its retail sales focus to the wholesale and online channel. The cost of goods sold for the three months ended March 31, 2024 and 2023 continued to be significantly impacted by technical issues associated with the processing of credit card payments on the Q-Cup.com website and the inability to bring new products to market via distribution.

Grocery cost of goods sold for the three months ended March 31, 2024 and 2023 were $9.8 million and $8.6 million, respectively. The increase of $1.8 million is primarily due to the acquisition of Ellwood Thompson’s, offset by a decrease in same-store cost of goods sold of $0.6 million. Gross profit was $6.1 million and $4.9 million for the three months ended March 31, 2024 and 2023, respectively. Gross margin as a percentage of sales increased approximately 2.0% as compared to the same period in prior year because of the closing of the non-performing Saugerties store and the outsourced prepared food service in Ada’s Natural Food store which was an underperforming department.

Total operating expenses increased $2.0 million to $8.9 million for the three months ended March 31, 2024 compared to $6.9 million for the same period in 2023. The increase is primarily due to the acquisition of Ellwood Thompson’s on October 1, 2023 which accounted for $0.9 million of operating expenses as well as the increase in stock-based compensation expense of $1.1 million.

Total other (expenses) income, net of $56,000 for the three months ended March 31, 2024 consists of net interest expense of $59,000, offset by $3,000 other income. Total other (expenses) income, net of $76,000 for the three months ended March 31, 2023 consists of interest income of $98,000 and other expense of $22,000.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2024	2023
Net cash (used in) provided by
Operating activities	$(2,374,113)	$(2,344,310)
Investing activities	(121,405)	(109,931)
Financing activities	1,319,233	(742,164)
	$(1,176,285)	$(3,196,405)

Our net cash used in operating activities of approximately $2.4 million for the three months ended March 31, 2024 resulted from a net loss of $2.9 million, offset by a non-cash adjustment of $3.0 million and a net cash usage of $2.5 million from changes in operating assets and liabilities. Our net cash used in operating activities of approximately $2.3 million for the three months ended March 31, 2023 resulted from a net loss of $1.9 million, offset by a non-cash adjustment of $1.7 million and a net cash usage of $2.1 million from changes in operating assets and liabilities.

The net cash used in investing activities of $0.1 million for the three months ended March 31, 2024 resulted from purchases of property and equipment. The net cash used in investing activities of $0.1 million for the three months ended March 31, 2023 resulted from collection on a note receivable and purchases of property and equipment.

The net cash provided by financing activities of $1.3 million for the three months ended March 31, 2024 consists of cash proceeds of $1.7 million from Security Purchase Agreement (“SPA”) signed on January 18, 2024, principal payment on loan payable of $0.2 million, and payment for deferred offering cost of $0.2 million. The net cash used in financing activities of $0.7 million for the three months ended March 31, 2023 is due to Series E Preferred Stock redemption and exercise and principal payment on loan payable.

At March 31, 2024 and December 31, 2023, we did not have any material financial guarantees or other contractual commitments with vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. Most of our cash and cash equivalent are concentrated in one financial institution and is generally in excess of the FDIC insurance limit. The Company has not experienced any losses on its cash. The following table presents the Company’s cash position as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Cash and cash equivalent	$3,904,801	$5,081,086
Total assets	$29,131,526	$30,969,579
Percentage of total assets	13.40%	16.41%

The Company reported a net loss of $2.9 million for the three months ended March 31, 2024. The Company also had negative working capital of $1.5 million. The Company expects to continue incurring losses for the foreseeable future. Management has made plans to reduce certain costs and raise needed capital, however there can be no assurance the Company can successfully implement these plans. The Company anticipates its current cash and cash generated from operations will not be sufficient to meet projected operating expenses for the foreseeable future through at least twelve months from the issuance of the consolidated financial statements.

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

There have been no material changes to the Company’s critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the 2023 Annual Report, which we believe are the most critical to our business and the understanding of our results of operations and affect the more significant judgments and estimates that we use in the preparation of our condensed consolidated financial statements.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was ineffective as of March 31, 2024 and noted the material weaknesses as follows:

●	Failure to have properly documented and designed disclosure controls and procedures and testing of the operating effectiveness of our internal control over financial reporting.

●	Failure to perform periodic and year-end inventory observations in a timely manner and adequate controls to sufficiently perform required rollback procedures of inventory counts to the year-end.

●	Weakness around purchase orders and inventory procedures, inclusive of year-end physical inventory observation procedures as well as physical count procedures.

●	Segregation of duties due to lack of personnel.

●	Failure to follow accounts payable policies and procedures for vendor information updates.

●	The Company had ineffective design, implementation and, operation of controls over logical access, program change management, and vendor management controls. The Company controls on IT should have included the following:

○	Appropriate restrictions that would adequately prevent users from gaining inappropriate access to the financially relevant systems.

○	IT program and data changes affecting the Company’s financial IT applications and underlying accounting records, should be identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate.

○	Obtaining and reviewing key third party service provider SOC reports.

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

Planned Remediation

Management continues to work to improve its controls related to our material weaknesses listed above. In order to achieve the timely implementation of the above, management has commenced the following actions and will continue to assess additional opportunities for remediation on an ongoing basis:

●	Continuing to increase headcount across the Company, with a particular focus on hiring individuals with strong internal control backgrounds and inventory expertise.

●	Increasing its focus on the Company’s purchase order process in order to better manage inventory thereby improving cash management and ultimately leading to more reliable and precise financial reporting.

●	Establishing policies and procedures in the IT area to mitigate data breach, unauthorized access and address segregation of duties, as well as review key third party service provider SOC reports.

●	Using business intelligence to combine business analytics, data tools and infrastructure to help the Company quickly identify the issues in POS system and facilitate internal control over financial reporting. Developing dashboards for operation to monitor the margin at store level, department level and sku level.

●	Establishing procedures and enforcing quarterly perishable physical inventory count for all retail stores and analyzing the financial impacts to improve efficiency in inventory control and purchase control.

●	Providing sufficient training to accounts payable associates and enforcing accounts payable policies and procedures.

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

Changes in Internal Controls over Financing Reporting

Except as detailed above, during the quarter ended March 31, 2024, there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There were two lawsuits in connection with alleged claimed battery defects for an electronic cigarette device. One has been dismissed by the court wherein the plaintiff settled with the Company’s insurance carrier with no economic impact to the Company. In the second lawsuit, as of December 31, 2023, the Company had reached an arrangement with the plaintiff to resolve the matter, limiting potential exposure to $1.5 million. While this arrangement is presently not formalized by a signed agreement, the Company has accrued a liability of $1.5 million at December 31, 2023, which was reflected in accounts payable and accrued expenses, to represent management’s estimate of the probable settlement amount based on the current status of discussions. The settlement remains subject to finalization, and until a definitive agreement is executed, no assurance can be given that the outcome will differ from this accrual. The case has been removed from the court’s trial calendar.

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

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In connection with the Bridge Financing, in addition to the Notes, HCWC issued Bridge Warrants will entitle the holders thereof to purchase 188,889 shares of HCWC’s Class A common stock (the “Bridge Warrant Shares”) at a nominal exercise price of $0.01 per share, at any time on or after HCWC’s registration statement on Form S-1 for the initial registration of the Class A common stock (the “IPO”) is declared effective by the United State Securities and Exchange Commission. HCWC has agreed to register all of the Bridge Warrant Shares in connection with the IPO. The issuance of the Notes and the Bridge Warrants are exempt from registration pursuant to the provisions Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D, as promulgated by the Commission, on the basis that the Issuer and HCWC had a pre-existing relationship with the investor and there was no public offering. The Bridge Warrants may not be offered or sold absent their registration for resale or the availability of an exemption therefrom. HCWC expects to use the proceeds from the sale of the Securities for general working capital purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS.

See the exhibits listed in the accompanying “Index to Exhibits.”

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive Officer (906)				Furnished *
32.2	Certification of Principal Financial Officer (906)				Furnished *
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				Filed

* This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHIER CHOICES MANAGEMENT CORP.

Date: May 9, 2024	By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer

Date: May 9, 2024	By:	/s/ John Ollet
John Ollet
Chief Financial Officer

