Form 10-Q
period 2024-06-30
Healthier Choices Management Corp.
filed 2024-08-06
CIK 844856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	HCMC	OTC Pink Marketplace

As of August 5, 2024, there were 479,266,632,384 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TABLE OF CONTENTS

PAGE

PART I FINANCIAL INFORMATION	3

ITEM 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of June 30, 2024 (Unaudited) and December 31, 2023	3

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)	4

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity for the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	22

ITEM 4. Controls and Procedures	22

PART II OTHER INFORMATION	24

ITEM 1. Legal Proceedings	24

ITEM 1A. Risk Factors	24

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

ITEM 3. Defaults Upon Senior Securities	24

ITEM 4. Mine Safety Disclosures	24

ITEM 5. Other Information	24

ITEM 6. Exhibits	24

Signatures	26

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$3,353,326	$5,081,086
Accounts receivable, net	157,335	128,171
Inventories	3,997,246	4,228,889
Prepaid expenses and vendor deposits	2,338,846	1,668,324
Assets held for sale	543,854	-
Other current assets	97,142	65,556
Restricted cash	553,232	553,232
TOTAL CURRENT ASSETS	11,040,981	11,725,258

Property, plant, and equipment, net of accumulated depreciation	2,078,451	2,735,252
Intangible assets, net of accumulated amortization	3,896,098	4,376,682
Right of use asset – operating lease, net	10,017,442	11,511,002
Other assets	579,419	621,385
TOTAL ASSETS	$27,612,391	$30,969,579

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,853,149	$8,024,664
Contract liabilities	123,375	207,513
Line of credit	453,232	453,232
Current portion of loan payment	2,495,340	702,701
Operating lease liability, current	2,705,382	2,842,829
TOTAL CURRENT LIABILITIES	13,630,478	12,230,939

Loan payable, net of current portion	2,036,367	2,403,807
Operating lease liability, net of current	7,182,322	8,465,617
TOTAL LIABILITIES	22,849,167	23,100,363

COMMITMENTS AND CONTINGENCIES (SEE NOTE 13)

CONVERTIBLE PREFERRED STOCK
Series E redeemable convertible preferred stock, $1,000 par value per share, 14,722 shares authorized, 1,111 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively; aggregate liquidation preference of $1.1 million as of June 30, 2024 and December 31, 2023, respectively.	1,111,100	1,111,100
STOCKHOLDERS’ EQUITY
Common Stock, $0.0001 par value per share, 750,000,000,000 shares authorized; 479,266,632,384 and 478,266,632,384 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	47,926,663	47,826,663
Additional paid-in capital	23,190,107	21,028,274
Accumulated deficit	(67,464,646)	(62,096,821)
TOTAL STOCKHOLDERS’ EQUITY	3,652,124	6,758,116

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$27,612,391	$30,969,579

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
SALES
Vapor sales, net	$174	$-	$293	$38
Grocery sales, net	15,594,575	13,574,896	31,488,933	27,134,602
TOTAL SALES, NET	15,594,749	13,574,896	31,489,226	27,134,640

Cost of sales vapor	42	-	174	653
Cost of sales grocery	9,698,119	8,493,213	19,538,100	17,137,913
GROSS PROFIT	5,896,588	5,081,683	11,950,952	9,996,074

OPERATING EXPENSES	8,344,526	8,261,343	17,203,543	15,158,780

LOSS FROM OPERATIONS	(2,447,938)	(3,179,660)	(5,252,591)	(5,162,706)

OTHER INCOME (EXPENSE)
Loss on investment	(136)	(3,943)	(993)	(8,400)
Change in contingent consideration	-	425,000	-	402,900
Other income, net	3,828	4,600	7,183	9,250
Interest (expense) income, net	(62,432)	101,248	(121,424)	198,900
Total other income (expense), net	(58,740)	526,905	(115,234)	602,650

NET LOSS	$(2,506,678)	$(2,652,755)	$(5,367,825)	$(4,560,056)

Induced conversions of preferred stock	-	(91,500)	-	(152,500)

Net loss attributable to common stockholders	(2,506,678)	(2,744,255)	(5,367,825)	(4,712,556)

NET LOSS PER SHARE-BASIC AND DILUTED	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	479,134,764,252	353,854,819,196	478,700,698,318	347,796,604,758

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Series E Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – April 1, 2024	1,111	$1,111,100	478,266,632,384	$47,826,663	$22,155,025	$(64,957,968)	$5,023,720
Issuance of award stock	-	-	1,000,000,000	100,000	(100,000)	-	-
Stock-based compensation expense	-	-	-	-	1,135,082	-	1,135,082
Net loss	-	-	-	-	-	(2,506,678)	(2,506,678)
Balance – June 30, 2024	1,111	$1,111,100	479,266,632,384	$47,926,663	$23,190,107	$(67,464,646)	$3,652,124

	Series E Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – April 1, 2023	13,496	$13,496,525	800	$800,000	346,441,632,384	$34,644,163	$29,034,802	$(45,521,242)	$18,957,723
Series E convertible preferred stock redeemed	(10,637)	(10,637,100)	-	-	-	-	22,222	-	22,222
Conversion of series E convertible preferred stock	(915)	(915,000)	-	-	9,150,000,000	915,000	-	-	915,000
Issuance of award stock	-	-	-	-	107,675,000,000	10,767,500	(10,767,500)	-	-
Induced conversions of preferred stock	-	-	-	-	-	-	(91,500)	-	(91,500)
Stock-based compensation expense	-	-	-	-	-	-	1,126,750	-	1,126,750
Net loss	-	-	-	-	-	-	-	(2,652,755)	(2,652,755)
Balance – June 30, 2023	1,944	$1,944,425	800	$800,000	463,266,632,384	$46,326,663	$19,324,774	$(48,173,997)	$18,277,440

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

	Series E Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2024	1,111	$1,111,100	478,266,632,384	$47,826,663	$21,028,274	$(62,096,821)	$6,758,116
Issuance of award stock	-	-	1,000,000,000	100,000	(100,000)	-	-
Stock-based compensation expense	-	-	-	-	2,261,833	-	2,261,833
Net loss	-	-	-	-	-	(5,367,825)	(5,367,825)
Balance – June 30, 2024	1,111	$1,111,100	479,266,632,384	$47,926,663	$23,190,107	$(67,464,646)	$3,652,124

	Series E Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2023	14,722	$14,722,075	800	$800,000	339,741,632,384	$33,974,163	$29,045,802	$(43,613,941)	$20,206,024
Series E convertible preferred stock redeemed	(11,193)	(11,192,650)	-	-	-	-	22,222	-	22,222
Conversion of series E convertible preferred stock	(1,585)	(1,585,000)	-	-	15,850,000,000	1,585,000	-	-	1,585,000
Issuance of awarded stock	-	-	-	-	107,675,000,000	10,767,500	(10,767,500)	-	-
Induced conversions of preferred stock	-	-	-	-	-	-	(152,500)	-	(152,500)
Stock-based compensation	-	-	-	-	-	-	1,176,750	-	1,176,750
Net loss	-	-	-	-	-	-	-	(4,560,056)	(4,560,056)
Balance – June 30, 2023	1,944	$1,944,425	800	$800,000	463,266,632,384	$46,326,663	$19,324,774	$(48,173,997)	$18,277,440

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(5,367,825)	$(4,560,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	757,695	747,485
Amortization of debt discount	71,293	-
Loss on investment	993	8,400
Amortization of right-of-use asset	1,493,560	1,063,591
Write-down of obsolete and slow-moving inventory	1,484,648	951,373
Stock-based compensation expense	2,261,833	1,176,750
Change in contingent consideration	-	(402,900)
Changes in operating assets and liabilities:
Accounts receivable	(29,164)	(36,834)
Inventories	(1,253,005)	(899,251)
Prepaid expenses and vendor deposits	449,261	(670,178)
Other current assets	(31,586)	219,362
Other assets	40,973	(5,230)
Accounts payable and accrued expenses	(845,210)	(197,306)
Contract liabilities	(84,138)	(51,137)
Lease liability	(1,420,742)	(1,002,484)
NET CASH USED IN OPERATING ACTIVITIES	(2,471,414)	(3,658,415)

INVESTING ACTIVITIES
Collection of note receivable	-	32,928
Purchases of property and equipment	(164,164)	(148,027)
NET CASH USED IN INVESTING ACTIVITIES	(164,164)	(115,099)

FINANCING ACTIVITIES
Payments for deferred offering costs	(446,088)	(218,865)
Proceeds from security purchase agreement	1,700,000	-
Principal payments on loan payable	(346,094)	(264,670)
Payment of induced conversions of preferred stock	-	(152,500)
Payment for Series E preferred stock redemption	-	(11,170,428)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	907,818	(11,806,463)

NET DECREASE IN CASH, CASH EQUIVALENT AND RESTRICTED CASH	(1,727,760)	(15,579,977)
CASH, CASH EQUIVALENT AND RESTRICTED CASH— BEGINNING OF PERIOD	5,634,318	24,690,124
CASH, CASH EQUIVALENT AND RESTRICTED CASH — END OF PERIOD	$3,906,558	$9,110,147

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$238,595	$87,008
Cash paid for income tax	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-cash deferred offering cost	$673,695	$384,614
Issuance of common stock in connection with series E preferred stock conversion	$-	$1,585,000
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$1,093,290
1% stated value reduction on preferred stock redemption	$-	$22,222
Issuance of common stock	$100,000	$-

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

Through its wholly owned subsidiary, Healthy Choice Wellness II, LLC, the Company entered into a joint venture with an established healthcare provider, and the joint venture is in the process of creating a structure whereby it will engage in telemedicine evaluations of patients for semaglutide therapy. The operation will encompass, generally: medical evaluations of patients; treatment of patients with semaglutide; coordination with providers and patients. There was no activity for the three and six months ended June 30, 2024.

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

At the time of the Spin-Off, HCMC would distribute all the outstanding shares of Common Stock held by it on a pro rata basis to holders of HCMC’s common stock. Each share of HCMC’s common stock outstanding as of the record date for the Spin-Off, will entitle the holder thereof to receive shares of Common Stock in NewCo. The distribution will be made in book-entry form by a distribution agent. Fractional shares of Common Stock will not be distributed in the Spin-Off and any fractional amounts will be rounded down. Please see additional disclosure in Note 12 Stockholder Equity.

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

The Company currently and historically has reported net losses and cash outflows from operations. As of June 30, 2024, the Company had cash and cash equivalent of approximately $3.4 million and negative working capital of $2.6 million. These conditions give rise to substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates its current cash and cash generated from operations will not be sufficient to meet projected operating expenses for the foreseeable future through at least twelve months from the issuance of the condensed consolidated financial statements.

Management has made plans to reduce certain costs and raise needed capital, however there can be no assurance the Company can successfully implement these plans. The Company contracted a third-party consultant, whose expertise is streamlining operations, to identify areas of improvement and cost savings. The Company will enact the consultant’s recommendation in anticipation of realizing savings and achieving profitability. The Company plans on evaluating non-performing stores and continuing to expand via acquisition which will help achieve profitability. Also, the Company is formulating plans to raise capital from outside investors, as it has done in the past, to fund operating losses and also provide capital for further business acquisitions. On May 16, 2024, the Company secured a financing commitment with a private lender. This commitment allows the Company to draw up to $5 million from its revolving credit facility to be used for expansion and working capital purposes. The loan will be repayable in full on August 31, 2025 and the interest rate on the loan is 12%. On July 18, 2024, HCWC entered into a $7.5 million loan and security agreement with a private lender to support its expansion plans and funding of any working capital needs, of which $4.2 million was used for the July 18, 2024 purchase of GreenAcres Market. The face amount of the loan is $7,500,000 with 12% annual interest and has a maturity date of July 17, 2027. On July 24, 2024, the Company finalized the closing of Saugerties building sale with all parties involved and received net proceeds of $695,000. Management has made plans to reduce certain costs and raise needed capital, however, there can be no assurance the Company can successfully implement these plans. The result of the capital raise is to improve the Company’s operating and financial performance. The success of these plans is dependent upon various factors, foremost being the ability to reduce outside consulting expenses and the ability to secure additional capital from outside investors. There can be no assurance that such plans will be successful.

Note 3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by GAAP. The Company has made estimates and judgments affecting the amounts reported in the Company’s unaudited condensed consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from the Company’s estimates. The condensed consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2024. The condensed consolidated balance sheet as of December 31, 2023 was derived from the Company’s audited 2023 financial statements contained in the above referenced Form 10-K. Results of the six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2023 Annual Report.

Note 4. CONCENTRATIONS

Cash, Cash Equivalent and Restricted Cash

The Company considers all highly liquid instruments with an original maturity of three months or less, when purchased, to be cash and cash equivalent. The majority of the Company’s cash and cash equivalent are concentrated in one large financial institution, which is in excess of Federal Deposit Insurance Corporation (FDIC) coverage. The balance of cash equivalent was approximately $1,209,000 and $0 as of June 30, 2024 and December 31, 2023.

A summary of the financial institution that had cash and cash equivalent in excess of FDIC limits of $250,000 on June 30, 2024 and December 31, 2023 is presented below:

	June 30, 2024	December 31, 2023
Total cash and cash equivalent in excess of FDIC limits of $250,000	$2,213,872	$3,814,426

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

The following table provides a reconciliation of cash, cash equivalent and restricted cash to amounts shown in unaudited condensed consolidated statements of cash flow:

	June 30, 2024	June 30, 2023
Cash and cash equivalent	$3,353,326	$8,481,915
Restricted cash	553,232	628,232
Total cash and restricted cash	$3,906,558	$9,110,147

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Vapor	$174	$-	$293	$38
Grocery	15,594,575	13,574,896	31,488,933	27,134,602
Total revenue	$15,594,749	$13,574,896	$31,489,226	$27,134,640

Retail Grocery	$13,423,417	$12,017,526	$26,902,339	$24,067,596
Food service/restaurant	2,170,903	1,555,372	4,585,897	3,062,948
Online/eCommerce	429	1,998	990	4,096
Total revenue	$15,594,749	$13,574,896	$31,489,226	$27,134,640

Loss from operations-Vapor	$(5,061)	$(10,724)	$(10,923)	$(17,397)
(Loss) income from operations-Grocery	129,315	(185,923)	222,776	(462,763)
Corporate items	(2,572,192)	(2,983,013)	(5,464,444)	(4,682,546)
Total loss from operations	$(2,447,938)	$(3,179,660)	$(5,252,591)	$(5,162,706)

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

The cash purchase price under the Asset Purchase Agreement was $750,000, and a promissory note provided to the seller of $750,000, with a fair value of $718,000. The Company expensed the discount associated with the promissory note and recognized interest expense of approximately $32,000 for the year ended December 31, 2023. In addition, the Company entered into a new lease agreement with the landlord and entered into an employment agreement with the store manager.

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

Revenue and Earnings

The following unaudited pro forma summary presents consolidated information of the Company, including Ellwood Thompson’s, as if the business combinations had occurred on January 1, 2023, the earliest period presented herein:

	For Three Months Ended June 30, 2023	For Six Months Ended June 30, 2023
Sales	$17,133,109	$33,725,149
Net loss	$(2,656,072)	$(4,520,654)

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

On July 24, 2024, the Company finalized the closing of Saugerties building sale with all parties involved and received net proceeds of $695,000. The building was sold at fair market value of $749,000 and the company paid approximately $54,000 legal fee, commission and other miscellaneous expenses. The title and deed were transferred on the closing date.

Note 8. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following:

	June 30, 2024	December 31, 2023
Displays	$312,146	$312,146
Building	-	575,000
Furniture and fixtures	602,750	596,355
Leasehold improvements	1,959,553	1,925,385
Computer hardware & equipment	238,654	190,019
Other	763,738	688,774
	3,876,841	4,287,679
Less: accumulated depreciation and amortization	(1,798,390)	(1,552,427)
Total property, plant, and equipment	$2,078,451	$2,735,252

The Company incurred approximately $138,000 and $144,000 of depreciation expense for the three months ended June 30, 2024 and 2023, and $277,000 and $286,000 of depreciation expense for the six months ended June 30, 2024 and 2023, respectively.

Note 9. INTANGIBLE ASSETS

Intangible assets, net are as follows:

June 30, 2024	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	8-10 years	$2,860,000	$(1,203,943)	$1,656,057
Customer relationships	4-6 years	2,669,000	(1,479,806)	1,189,194
Patents	10 years	397,165	(219,452)	177,713
Non-compete	4-5 years	1,602,000	(728,866)	873,134
Intangible assets, net		$7,528,165	$(3,632,067)	$3,896,098

December 31, 2023	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	8-10 years	$2,860,000	$(1,035,443)	$1,843,277
Customer relationships	4-6 years	2,669,000	(1,330,972)	1,338,028
Patents	10 years	397,165	(199,001)	198,164
Non-compete	4-5 years	1,602,000	(586,067)	1,015,933
Intangible assets, net		$7,528,165	$(3,151,483)	$4,376,682

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense was approximately $241,000 and $230,000 for the three months ended June 30, 2024 and 2023, and $481,000 and $461,000 for the six months ended June 30, 2024 and 2023, respectively. Future annual estimated amortization expense is as follows:

Years ending December 31,
2024 (remaining six months)	$478,807
2025	953,891
2026	875,910
2027	731,489
2028	412,819
Thereafter	443,182
Total	$3,896,098

Note 10. CONTRACT LIABILITIES

A summary of the net changes in contract liabilities activity at June 30, 2024 and December 31, 2023 is presented below:

	June 30, 2024	December 31, 2023
Beginning balance as January 1,	$207,513	$198,606
Issued	698,242	891,060
Redeemed	(719,204)	(812,694)
Breakage recognized	(63,176)	(69,459)
Ending balance	$123,375	$207,513

Note 11. DEBT

A breakdown of the Company’s debt as of June 30, 2024 and December 31, 2023 is presented below:

	June 30, 2024	December 31, 2023
Promissory notes	$4,649,303	$3,106,508
Debt discount	(117,596)	-
Line of credit	453,232	453,232
Total debt, net of debt discount	$4,984,939	$3,559,740
Current portion of long-term debt	(2,948,572)	(1,155,933)
Long-term debt	$2,036,367	$2,403,807

Promissory Notes

In connection with the Green’s Natural Foods acquisition, on October 14, 2022, the Company issued a secured promissory note (the “Greens Note”) in the principal amount of $3,000,000 as a portion of the purchase price. The Greens Note has a five-year term, an interest rate of 6.0% per annum and is secured by the assets of the Green’s Natural Foods. The outstanding balance was approximately $2,098,000 and $2,378,000 as of June 30, 2024 and December 31, 2023, respectively. The Company incurred approximately $33,000 and $41,000 interest expense for the three months ended June 30, 2024 and 2023, and $68,000 and $84,000 interest expense for the six months ended June 30, 2024 and 2023, respectively.

In connection with the Ellwood Thompson’s acquisition, on October 1, 2023, the Company issued a secured promissory note (the “Ellwood Note”) in the principal amount of $750,000, and discounted present value of $718,000 as a portion of the purchase price. The Ellwood Note has a five-year term, an interest rate of 6.0% per annum. The outstanding balance of the Ellwood Note was approximately $662,000 and 728,000 in principal amount as of June 30, 2024 and December 31, 2023, respectively. The Company recognized interest expense of approximately $10,000 and $0 for the three months ended June 30, 2024, and 2023, and $21,000 and $0 for the six months ended June 30, 2024, and 2023, respectively.

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

On April 8, 2024, HCWC and the institutional investors entered into an amendment to the January 18, 2024 agreement whereby HCWC agreed to issue warrants (the “Bridge Warrants”) exercisable at $0.01 per share to purchase 188,889 shares of Class A common stock (the “Bridge Warrant Shares”) in lieu of the 188,889 shares of Class A common stock. The parties agreed to terminate any existing obligations of the institutional investors to acquire HCWC Bridge Shares as part of the IPO transaction.

The Company used the intrinsic value model to determine the fair value of the Bridge Warrants on April 18, 2024 and remeasured the fair value on June 30, 2024, and concluded that the fair value of the Bridge Warrants at June 30, 2024 was $1,887,001. The Bridge Warrants represent a contingent obligation that was not recognized in the Company’s unaudited consolidated financial statements as of June 30, 2024 since it was not probable that the IPO would close as of such date. HCWC incurred approximately $23,500 of debt issuance costs in connection with the issuance of the Notes, which, together with the OID of approximately $189,000, was recorded as a debt discount and was amortized over the life of the Notes using the straight-line method since such method was not materially different from the interest method. For the three and six-months ended June 30, 2024, approximately $57,000 and $144,000 of interest expense was recognized in the accompanying condensed consolidated statements of operations. At June 30, 2024, the outstanding principal balance was approximately $1,889,000, accrued interest was approximately $49,000 and debt discount was approximately $118,000.

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

The following table summarizes the 5-year repayment schedule:

For the years ending December 31,
2024 (remaining six months)	$356,607
2025	2,634,931
2026	792,056
2027	724,333
2028	141,376
Total	$4,649,303

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

On April 8, 2024, the Company entered into a Fifth Amendment to the Securities Purchase Agreement with its Series E Redeemable Convertible Preferred Stock purchasers, pursuant to which the Company and such parties agreed to amend the Completion Date to August 1, 2024.

On July 26, 2024, the Company entered into a Sixth Amendment to the Securities Purchase Agreement with its Series E Redeemable Convertible Preferred Stock purchasers, pursuant to which the Company and such parties agreed to amend the Completion Date to November 1, 2024.

Through June 30, 2024, 1,585 shares of Series E preferred stock have been cumulatively converted into 15,850,000,000 shares of common stock as a result of the Series E preferred stock conversion, and 12,026 shares of Series E preferred stock have been cumulatively redeemed, and approximately $12,004,000 has been paid for redemption.

Pursuant to the Securities Purchase Agreement, purchasers of the Series E Convertible Preferred Stock will also be required to purchase Series A Convertible Preferred Stock of HCWC resulting from spin off of HCMC’s grocery and wellness businesses in the same subscription amounts that the Purchasers paid for the HCMC Series E Preferred Stock.

Spin-Off

The Company is planning to spin off its grocery segment and wellness business, which will include HCWC and its subsidiaries (hereinafter also referred to as “NewCo”). NewCo will continue the path of growth in the health verticals started by HCMC and explore other growth opportunities that comport with HCMC’s healthier lifestyle mission. HCMC will retain its entire patent suite, the Q-Cup® brand, and continue to develop its patent suite through R&D as well as continuing its path of enforcing its patent rights against infringers and attempting to monetize said patents through licensing deals.

At the time of the Spin-Off, HCMC will distribute all the outstanding shares of HCWC Common Stock held by it on a pro rata basis to holders of HCMC’s common stock. Each share of HCMC’s common stock outstanding as the record date for the Spin-Off (the “Record Date”), will entitle the holder thereof to receive shares of HCWC Common Stock. The distribution will be made in book-entry form by a distribution agent. Fractional shares of HCWC Common Stock will not be distributed in the Spin-Off and any fractional amounts will be rounded down.

Pursuant to the Securities Purchase Agreement, purchasers of the Series E Convertible Preferred Stock will also be required to purchase Series A Convertible Preferred HCWC Stock (“HCWC Series A Stock”) resulting from spin off of HCMC’s grocery and wellness businesses in the same subscription amounts that the Purchasers paid for the HCMC Preferred Stock.

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

On December 20, 2023, the Company filed Amendment No. 1 to its Spin-off S-1 with the Commission.

On December 21, 2023, the Company filed Amendment No. 2 to its IPO S-1 with the Commission.

On February 13, 2024, the Company filed Amendment No. 2 to its Spin-off S-1 with the Commission with respect to the Spin-Off.

On February 13, 2024, the Company filed Amendment No. 3 to its IPO S-1 with the Commission with respect to the IPO.

On May 24, 2024, the Company filed Amendment No. 3 to its registration statement on Form S-1 with the Commission with respect to the Spin-Off.

On May 24, 2024, the Company filed Amendment No. 4 to its registration statement on Form S-1 with the Commission with respect to the IPO.

On June 26, 2024, the Company filed Amendment No. 4 to its registration statement on Form S-1 with the Commission with respect to the Spin-Off.

On June 26, 2024, the Company filed Amendment No. 5 to its registration statement on Form S-1 with the Commission with respect to the IPO.

On July 25, 2024, the Company filed Amendment No. 5 to its registration statement on Form S-1 with the Commission with respect to the Spin-Off.

On July 25, 2024, the Company filed Amendment No. 6 to its registration statement on Form S-1 with the Commission with respect to the IPO.

Stock Options and Restricted Stock

During the three and six months ended June 30, 2024 and 2023, no stock options of the Company were exercised into common stock.

On November 13, 2023, the Company granted 1,000,000,000 shares of restricted stocks to an employee. The award commences vesting of 12.5% on February 1, 2024 and remainder will vest 12.5% increments on the last day of each calendar quarter thereafter through September 30, 2025.

The Company recognized stock-based compensation of approximately $1,135,000 and $1,127,000 during the three months ended June 30, 2024 and 2023, and approximately $2,262,000 and $1,177,000 during the six months ended June 30, 2024 and 2023, respectively in connection with amortization of restricted stock and stock options. Stock based compensation is included as part of total operating expenses in the accompanying unaudited condensed consolidated statements of operations.

Income (Loss) Per Share

The following table summarizes the Company’s securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	As of June 30,
	2024	2023
Preferred stock	11,111,000,000	20,694,000,000
Stock options	67,587,222,200	67,587,000,000
Restricted stock	67,796,875,000	5,500,000,000
Total	146,495,097,200	93,781,000,000

Note 13. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

There were two lawsuits in connection with alleged claimed battery defects for an electronic cigarette device. One has been dismissed by the court wherein the plaintiff settled with the Company’s insurance carrier with no economic impact to the Company. In the second lawsuit, as of December 31, 2023, the Company had reached an arrangement with the plaintiff to resolve the matter, limiting potential exposure to $1.5 million which was reflected in accounts payable and accrued expenses, representing management’s estimate of the probable settlement amount based on the current status of discussions. This arrangement was formalized by a signed agreement on July 1, 2024 and the Company has accrued $1.5 million at June 30, 2024, which was reflected in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

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

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations as of June 30, 2024. With respect to legal costs, we record such costs as incurred.

Note 14. SUBSEQUENT EVENTS

On July 18, 2024, the Company through its wholly owned subsidiary, Healthy Choice Markets VI, LLC, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with (i) GreenAcres Markets of Oklahoma, LLC, an Oklahoma limited liability company and GACorp, Inc., a Kansas corporation (each, a “Seller”; collectively, the “Sellers”); and (ii) the group of equity holders owning the majority interests of the Sellers. The Company acquired certain assets and assumed certain liabilities of five organic and natural health food and vitamin stores located in Oklahoma and Kansas. The purchase price under the Purchase Agreement is approximately $7,100,000, of which $1,775,000 will be in the form of a promissory note. The Company has engaged a professional valuation firm to perform the valuation of the assets acquired and liabilities assumed. The total purchase price is subject to adjustment based on this inventory count. The purchase price accounting has not been finalized.

On July 18, 2024 (the “Effective Date”), HCWC entered into a loan and security agreement with a private lender to support its expansion plans and funding of any working capital needs. The face amount of the loan (the “Acquisition Loan’) is $7,500,000 with 12% annual interest and 3 years in term. The loan is guaranteed by all of the subsidiaries of HCWC (the “Guarantors”) and secured by substantially all of the assets of HCWC and the Guarantors. The Acquisition Loan maybe prepaid at any time at a premium in the amount of ten percent (10%) of the principal amount of the Acquisition Loan outstanding prior to such prepayment. Payments on the Acquisition Loan are required to be made as follows: $1,125,000 on first anniversary of the Loan Effective Date, $1,875,000 on the second anniversary of the Loan Effective Date, and the remaining outstanding principal balance of principal and accrued interest on the third anniversary of the Loan Effective Date.

On July 24, 2024, the Company finalized the closing of Saugerties building sale with all parties involved, and received net proceeds of $695,000. The title and deed were transferred on the closing date.

On July 25, 2024, the Company filed Amendment No. 5 to its registration statement on Form S-1 with the Commission with respect to the Spin-Off.

On July 25, 2024, the Company filed Amendment No. 6 to its registration statement on Form S-1 with the Commission with respect to the IPO.

On July 29, 2024, the Company entered into a Sixth Amendment to the Securities Purchase Agreement with its Series E Redeemable Convertible Preferred Stock purchasers, pursuant to which the Company and such parties agreed to amend the Completion Date to November 1, 2024.

On July 31, 2024, one of the Company’s subsidiaries, Healthy Choice Markets IV, LLC, was served with a lawsuit filed by a former employee alleging violations of state and federal wage and hour laws. The Company believes the claims are without merit and intends to vigorously defend against the lawsuit. While the outcome of this litigation cannot be predicted with certainty, the Company does not believe that the lawsuit, if adversely resolved, would have a material adverse effect on its financial condition, results of operations, or cash flows.

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

Through its wholly owned subsidiaries, Healthy Choice Wellness Corp., Healthy Choice Markets, Inc., Healthy Choice Markets 2, LLC, and Healthy Choice Markets 3, LLC, Healthy Choice Markets IV, LLC and Healthy Choice Markets V, LLC respectively, the Company operates:

●	Ada’s Natural Market, a natural and organic grocery store offering fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products, and natural household items (www.Adasmarket.com).

●	Paradise Health & Nutrition’s three stores that likewise offer fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products and natural household items (www.ParadiseHealthDirect.com).

●	Mother Earth’s Storehouse, a two-store organic and health food and vitamin chain in New York’s Hudson Valley, which has been in existence for over 40 years (www.MotherEarthStorehouse.com).

●	Greens Natural Foods’ eight stores in New York and New Jersey, offering a selection of 100% organic produce and all-natural, non-GMO groceries & bulk foods; a wide selection of local products; an organic juice and smoothie bar; a fresh foods department, which offers fresh and healthy “grab & go” foods; a full selection of vitamins & supplements; as well as health and beauty products (www.Greensnaturalfoods.com).

●	Ellwood Thompson’s, an organic and natural health food and vitamin store located in Richmond, Virginia. (www.ellwoodthompsons.com).

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

The Company currently and historically has reported net losses and cash outflows from operations. As of June 30, 2024, the Company had cash and cash equivalent of approximately $3.4 million and negative working capital of $2.6 million. These conditions give rise to substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates its current cash and cash generated from operations will not be sufficient to meet projected operating expenses for the foreseeable future through at least twelve months from the issuance of the consolidated financial statements.

Management has made plans to reduce certain costs and raise needed capital, however there can be no assurance the Company can successfully implement these plans. The Company contracted a third-party consultant, whose expertise is streamlining operations, to identify areas of improvement and cost savings. The Company will enact the consultant’s recommendation in anticipation of realizing savings and achieving profitability. The Company plans on evaluating non-performing stores and continuing to expand via acquisition which will help achieve profitability. Also, the Company is formulating plans to raise capital from outside investors, as it has done in the past, to fund operating losses and also provide capital for further business acquisitions. On May 16, 2024, the Company secured a financing commitment with a private lender. This commitment allows the Company to draw up to $5 million from its revolving credit facility to be used for expansion and working capital purposes. The loan will be repayable in full on August 31, 2025 and the interest rate on the loan is 12%. On July 18, 2024, the Company entered into a $7.5 million loan and security agreement with a private lender to support its expansion plans and funding of any working capital needs, of which $4.2 million was used for the July 18, 2024 purchase of GreenAcres Market. The face amount of the loan is $7,500,000 with 12% annual interest and has a maturity date of July 17, 2027. On July 24, 2024, the Company finalized the closing of Saugerties building sale with all parties involved and received net proceeds of $695,000.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated Statements of Operations for the three months ended June 30, 2024 and 2023 that is used in the following discussions of our results of operations:

	Three Months Ended June 30,		2024 to 2023
	2024	2023	Change $
SALES
Vapor sales, net	$174	$-	$174
Grocery sales, net	15,594,575	13,574,896	2,019,679
TOTAL SALES, NET	15,594,749	13,574,896	2,019,853

Cost of sales vapor	42	-	42
Cost of sales grocery	9,698,119	8,493,213	1,204,906
GROSS PROFIT	5,896,588	5,081,683	814,905

OPERATING EXPENSES	8,344,526	8,261,343	83,183
LOSS FROM OPERATIONS	(2,447,938)	(3,179,660)	731,722

OTHER INCOME (EXPENSE)
Loss on investment	(136)	(3,943)	3,807
Change in contingent consideration	-	425,000	(425,000)
Other income, net	3,828	4,600	(772)
Interest (expense) income, net	(62,432)	101,248	(163,680)
Total other income (expense), net	(58,740)	526,905	(585,645)

NET LOSS	$(2,506,678)	$(2,652,755)	$146,077

Net vapor sales was de minimis for the three months ended June 30, 2024 and 2023. The Company closed all its brick-and-mortar retail vape stores, as management had shifted its retail sales focus to the wholesale and online channel. The sales for the three months ended June 30, 2024 and 2023 continued to be significantly impacted by the inability to bring new products to market via distribution.

Net grocery sales increased $2.0 million to $15.6 million for the three months ended June 30, 2024 as compared to $13.6 million for the same period in 2023. The increase in grocery sales of $2.9 million was primarily due to the acquisition of Ellwood Thompson’s, offset by a decrease in same-store sales of $0.9 million. The decrease in same-store sales was mainly attributable to the closing of the non-performing Saugerties store and the outsourced prepared food service in Ada’s Natural Food store which was an underperforming department.

Vapor cost of goods sold for the three months ended June 30, 2024 and 2023 was de minimis. The Company closed all its brick-and-mortar retail vape stores, as management has shifted its retail sales focus to the wholesale and online channel. The cost of goods sold for the three months ended June 30, 2024 and 2023 continued to be significantly impacted by the inability to bring new products to market via distribution.

Grocery cost of goods sold for the three months ended June 30, 2024 and 2023 were $9.7 million and $8.5 million, respectively. The increase of $1.9 million is primarily due to the acquisition of Ellwood Thompson’s, offset by a decrease in same-store cost of goods sold of $0.7 million. Gross profit was $5.9 million and $5.1 million for the three months ended June 30, 2024 and 2023, respectively. Gross margin as a percentage of sales increased approximately 0.4% as compared to the same period in prior year because of the closing of the non-performing Saugerties store and the outsourced prepared food service in Ada’s Natural Food store which was an underperforming department.

Total operating expenses for the three months ended June 30, 2024 remained consistent with the same period in 2023. The increase of $0.8 million from the acquisition of Ellwood Thompson’s offset by $0.8 million savings in professional fees and payroll and benefits expense.

Total other (expenses) income, net of $59,000 for the three months ended June 30, 2024 consists of net interest expense of $62,000, offset by $3,000 other income. Total other income (expense), net of $527,000 for the three months ended June 30, 2023 primarily consists of interest income of $101,000, and change in contingent consideration of $425,000.

The following table sets forth our unaudited consolidated Statements of Operations for the six months ended June 30, 2024 and 2023 that is used in the following discussions of our results of operations:

	Six Months Ended June 30,		2024 to 2023
	2024	2023	Change $
SALES
Vapor sales, net	$293	$38	$255
Grocery sales, net	31,488,933	27,134,602	4,354,331
TOTAL SALES, NET	31,489,226	27,134,640	4,354,586

Cost of sales vapor	174	653	(479)
Cost of sales grocery	19,538,100	17,137,913	2,400,187
GROSS PROFIT	11,950,952	9,996,074	1,954,878

OPERATING EXPENSES	17,203,543	15,158,780	2,044,763
LOSS FROM OPERATIONS	(5,252,591)	(5,162,706)	(89,885)

OTHER INCOME (EXPENSE)
Loss on investment	(993)	(8,400)	7,407
Change in contingent consideration	-	402,900	(402,900)
Other income, net	7,183	9,250	(2,068)
Interest (expense) income, net	(121,424)	198,900	(320,323)
Total other income (expense), net	(115,234)	602,650	(717,884)

NET LOSS	$(5,367,825)	$(4,560,056)	$(807,769)

Net vapor sales was de minimis for the six months ended June 30, 2024 and 2023. The Company closed all its brick-and-mortar retail vape stores, as management had shifted its retail sales focus to the wholesale and online channel. The sales for the six months ended June 30, 2024 and 2023 continued to be significantly impacted by the inability to bring new products to market via distribution.

Net grocery sales increased $4.4 million to $31.5 million for the six months ended June 30, 2024 as compared to $27.1 million for the same period in 2023. The increase in grocery sales of $5.9 million was primarily due to the acquisition of Ellwood Thompson’s, offset by a decrease in same-store sales of $1.5 million. The decrease in same-store sales was primarily attributable to the closing of the non-performing Saugerties store and the outsourced prepared food service in Ada’s Natural Food store which was an underperforming department.

Vapor cost of goods sold for the six months ended June 30, 2024 and 2023 was de minimis. The Company closed all its brick-and-mortar retail vape stores, as management has shifted its retail sales focus to the wholesale and online channel. The cost of goods sold for the six months ended June 30, 2024 and 2023 continued to be significantly impacted by the inability to bring new products to market via distribution.

Grocery cost of goods sold for the six months ended June 30, 2024 and 2023 were $19.5 million and $17.1 million, respectively. The increase of $3.7 million is primarily due to the acquisition of Ellwood Thompson’s, offset by a decrease in same-store cost of goods sold of $1.3 million. Gross profit was $12.0 million and $10.0 million for the six months ended June 30, 2024 and 2023, respectively. Gross margin as a percentage of sales increased approximately 1.2% as compared to the same period in prior year because of the closing of the non-performing Saugerties store and the outsourced prepared food service in Ada’s Natural Food store which was an underperforming department.

Total operating expenses increased $2.0 million to $17.2 million for the six months ended June 30, 2024 compared to $15.2 million for the same period in 2023. The increase is primarily due to the acquisition of Ellwood Thompson’s on October 1, 2023 which accounted for $1.7 million, $1.1 million increase in stock compensation expense, $0.3 million increase in occupancy, tax and other selling and general administration expense, offset by $1.1 million savings in payroll and benefits expense and professional fees.

Total other (expenses) income, net of $115,000 for the six months ended June 30, 2024 consists of net interest expense of $121,000, offset by $6,000 other income. Total other (expenses) income, net of $603,000 for the six months ended June 30, 2023 consists of interest income of $199,000, other income of $9,000, change in contingent consideration of $403,000, and offset by loss on investment of $8,000.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2024	2023
Net cash (used in) provided by
Operating activities	$(2,471,414)	$(3,658,415)
Investing activities	(164,164)	(115,099)
Financing activities	907,818	(11,806,463)
	$(1,727,760)	$(15,579,977)

Our net cash used in operating activities of approximately $2.5 million for the six months ended June 30, 2024 resulted from a net loss of $5.4 million, offset by a non-cash adjustment of $6.1 million and a net cash usage of $3.2 million from changes in operating assets and liabilities. Our net cash used in operating activities of approximately $3.7 million for the six months ended June 30, 2023 resulted from a net loss of $4.6 million, offset by a non-cash adjustment of $3.5 million and a net cash usage of $2.6 million from changes in operating assets and liabilities

The net cash used in investing activities of $0.2 million for the six months ended June 30, 2024 resulted from purchases of property and equipment. The net cash used in investing activities of $0.1 million for the six months ended June 30, 2023 resulted from collection on a note receivable and purchases of property and equipment.

The net cash provided by financing activities of $0.9 million for the six months ended June 30, 2024 consists of cash proceeds of $1.7 million from Security Purchase Agreement (“SPA”) signed on January 18, 2024, principal payment on loan payable of $0.3 million, and payment for deferred offering cost of $0.4 million. The net cash used in financing activities of $11.8 million for the six months ended June 30, 2023 is due to Series E Preferred Stock redemption and exercise, payment for deferred offering cost related with spin off, and principal payment on loan payable.

At June 30, 2024 and December 31, 2023, we did not have any material financial guarantees or other contractual commitments with vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. Most of our cash and cash equivalent are concentrated in one financial institution and is generally in excess of the FDIC insurance limit. The Company has not experienced any losses on its cash. The following table presents the Company’s cash position as of June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
Cash and cash equivalent	$3,353,326	$5,081,086
Total assets	$27,612,391	$30,969,579
Cash and cash equivalent as a percentage of total assets	12.14%	16.41%

The Company reported a net loss of $5.4 million for the six months ended June 30, 2024. The Company also had negative working capital of $2.6 million. The Company expects to continue incurring losses for the foreseeable future.

On May 16, 2024, the Company secured a financing commitment with a private lender. This commitment allowed the Company to draw up to $5 million from its revolving credit facility to be used for expansion and working capital purposes. The loan will be repayable in full on August 31, 2025 and the interest rate on the loan is 12%. On July 18, 2024, HCWC entered into a $7.5 million loan and security agreement with a private lender to support its expansion plans and funding of any working capital needs, of which $4.2 million was used for the July 18, 2024 purchase of GreenAcres Market. The face amount of the loan is $7,500,000 with 12% annual interest and has a maturity date of July 17, 2027. On July 24, 2024, the Company finalized the closing of Saugerties building sale with all parties involved and received net proceeds of $695,000. The Company anticipates its current cash and cash generated from operations will not be sufficient to meet projected operating expenses for the foreseeable future through at least twelve months from the issuance of the consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Estimates

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

Evaluation of Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, did not carry out an evaluation on internal controls as of June 30, 2024 in regard to the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. As an evaluation was not carried out, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was ineffective as of June 30, 2024 and noted the material weaknesses as follows:

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

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of June 30, 2024 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Planned Remediation

Management continues to work to improve its controls related to our material weaknesses listed above. In order to achieve the timely implementation of the above, management has commenced the following actions and will continue to assess additional opportunities for remediation on an ongoing basis:

●	Continuing to increase headcount across the Company, with a particular focus on hiring individuals with strong internal control backgrounds and inventory expertise.

●	Increasing its focus on the Company’s purchase order process in order to better manage inventory thereby improving cash management. Utilizing margin analysis to control inventory and purchase, and ultimately leading to more reliable and precise financial reporting.

●	Establishing policies and procedures in the IT area to mitigate data breach, unauthorized access and address segregation of duties, as well as review key third party service provider SOC reports.

●	Using business intelligence to combine business analytics, data tools and infrastructure to help the Company quickly identify the issues in POS system and facilitate internal control over financial reporting. Developing dashboards for operation to monitor the margin at store level, department level and sku level.

●	Establishing procedures and enforcing monthly and quarterly perishable physical inventory count for all retail stores and analyzing the financial impacts to improve efficiency in inventory control and purchase control.

●	Analyzing stores’ operation by implementing monthly financial statements review with management and store managers. Utilizing the breakeven analysis to better facilitate operation decision.

●	Providing sufficient training to accounts payable associates and enforcing accounts payable policies and procedures.

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

Changes in Internal Controls over Financing Reporting

Except as detailed above, during the quarter ended June 30, 2024, there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There were two lawsuits in connection with alleged claimed battery defects for an electronic cigarette device. One had been dismissed by the court wherein the plaintiff settled with the Company’s insurance carrier with no economic impact to the Company. In the second lawsuit, as of December 31, 2023, the Company had reached an arrangement with the plaintiff to resolve the matter, limiting potential exposure of the Company to $1.5 million which was reflected in accounts payable and accrued expenses, representing management’s estimate of the probable settlement amount based on the current status of discussions. This arrangement was formalized by a signed agreement on July 1, 2024 and the Company has accrued $1.5 million at June 30, 2024, which was reflected in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

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

On July 31, 2024, one of the Company’s subsidiaries, Healthy Choice Markets IV, LLC, was served with a lawsuit filed by a former employee alleging violations of state and federal wage and hour laws. The Company believes the claims are without merit and intends to vigorously defend against the lawsuit. While the outcome of this litigation cannot be predicted with certainty, the Company does not believe that the lawsuit, if adversely resolved, would have a material adverse effect on its financial condition, results of operations, or cash flows.

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations as of June 30, 2024. With respect to legal costs, we record such costs as incurred.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In connection with the Bridge Financing, in addition to the Notes, HCWC issued Bridge Warrants which entitle the holders thereof to purchase 188,889 shares of HCWC’s Class A common stock (the “Bridge Warrant Shares”) at a nominal exercise price of $0.01 per share, at any time on or after HCWC’s registration statement on Form S-1 for the initial registration of the Class A common stock (the “IPO”) is declared effective by the United State Securities and Exchange Commission. HCWC has agreed to register all of the Bridge Warrant Shares in connection with the IPO. The issuance of the Notes and the Bridge Warrants are exempt from registration pursuant to the provisions Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D, as promulgated by the Commission, on the basis that the Issuer and HCWC had a pre-existing relationship with the investor and there was no public offering. The Bridge Warrants may not be offered or sold absent their registration for resale or the availability of an exemption therefrom. HCWC expects to use the proceeds from the sale of the Securities for general working capital purposes.

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

HEALTHIER CHOICES MANAGEMENT CORP.

Date: August 6, 2024	By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer

Date: August 6, 2024	By:	/s/ John Ollet
John Ollet
Chief Financial Officer

