Form 10-Q
period 2024-09-30
Healthier Choices Management Corp.
filed 2024-11-14
CIK 844856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 13, 2024, there were 481,266,632,384 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2024	December 31, 2023

ASSETS
CURRENT ASSETS
Cash and cash equivalent	$2,533,980	$3,658,506
Inventories	66,585	66,671
Prepaid expenses and vendor deposits	196,846	1,493,354
Other current assets	40,530	8,714
Restricted cash	553,232	553,232
Current assets of discontinued operations	-	5,944,781
TOTAL CURRENT ASSETS	3,391,173	11,725,258

Property, plant, and equipment, net of accumulated depreciation	86,964	58,613
Intangible assets, net of accumulated amortization	167,932	198,163
Right of use asset – operating lease, net	14,479	98,440
Other assets	124,100	154,329
Other assets of discontinued operations	-	18,734,776
TOTAL ASSETS	$3,784,648	$30,969,579

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,619,248	$3,104,253
Line of credit	453,232	453,232
Operating lease liability, current	12,363	94,005
Due to related party	106,841	-
Current liabilities of discontinued operations	-	8,579,449
TOTAL CURRENT LIABILITIES	3,191,684	12,230,939

Due to related party	-	3,753,003
Operating lease liability, net of current	2,117	4,435
Other Long-term Liabilities of Discontinued Operations	-	7,111,986
TOTAL LIABILITIES	3,193,801	23,100,363

COMMITMENTS AND CONTINGENCIES (SEE NOTE 11)

CONVERTIBLE PREFERRED STOCK
Series E redeemable convertible preferred stock, $1,000 par value per share, 14,722 shares authorized, 1,111 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively; aggregate liquidation preference of $1.1 million as of September 30, 2024 and December 31, 2023, respectively.	1,111,100	1,111,100
STOCKHOLDERS’ EQUITY
Common Stock, $0.0001 par value per share, 750,000,000,000 shares authorized; 481,266,632,384 and 478,266,632,384 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	48,126,663	47,826,663
Additional paid-in capital	24,212,690	21,028,274
Accumulated deficit	(72,859,606)	(62,096,821)
TOTAL STOCKHOLDERS’ EQUITY	(520,253)	6,758,116

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$3,784,648	$30,969,579

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
SALES, NET	$52	$-	$345	$39
COST OF SALES	15	-	190	653
GROSS PROFIT	37	-	155	(614)

OPERATING EXPENSES	2,143,442	2,136,026	6,312,846	5,448,812

LOSS FROM OPERATIONS	(2,143,405)	(2,136,026)	(6,312,691)	(5,449,426)

OTHER INCOME (EXPENSE)
Loss on investment	(343)	343	(1,336)	(8,057)
Other income, net	260,000	(10,932)	260,000	(10,932)
Interest income (expense), net	15,105	75,299	114,732	358,322
TOTAL OTHER INCOME (EXPENSE), NET	274,762	64,710	373,396	339,333

NET LOSS FROM CONTINUING OPERATIONS	$(1,868,643)	$(2,071,316)	$(5,939,295)	$(5,110,093)
NET LOSS FROM DISCONTINUED OPERATIONS	(2,478,388)	(919,673)	(3,775,559)	(2,440,952)
NET LOSS	$(4,347,031)	$(2,990,989)	$(9,714,854)	$(7,551,045)

INDUCED CONVERSIONS OF PREFERRED STOCK	-	-	-	(152,500)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS FROM CONTINUING OPERATIONS	(1,868,643)	(2,071,316)	(5,939,295)	(5,262,593)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS FROM DISCONTINUED OPERATIONS	(2,478,388)	(919,673)	(3,775,559)	(2,440,952)

NET LOSS PER SHARE-BASIC AND DILUTED
Continuing Operations	-	-	-	-
Discontinued Operations	-	-	-	-
TOTAL NET LOSS PER SHARE-BASIC AND DILUTED	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	480,092,719,341	358,187,284,558	479,168,092,238	351,298,225,790

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Series E Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – July 1, 2024	1,111	$1,111,100	479,266,632,384	$47,926,663	$23,190,107	$(67,464,646)	$3,652,124
Issuance of award stock	-	-	2,000,000,000	200,000	(200,000)	-	-
HCWC Spin-Off	-	-	-	-	-	(1,047,929)	(1,047,929)
Stock-based compensation expense	-	-	-	-	1,222,583	-	1,222,583
Net loss	-	-	-	-	-	(4,347,031)	(4,347,031)
Balance – September 30, 2024	1,111	$1,111,100	481,266,632,384	$48,126,663	$24,212,690	$(72,859,606)	$(520,253)

	Series E Redeemable Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – July 1, 2023	1,944	$1,944,425	800	$800,000	463,266,632,384	$46,326,663	$19,324,774	$(48,173,997)	$18,277,440
Series D Convertible Preferred Stock exercised	-	-	(800)	(800,000)	8,000,000,000	800,000	-	-	-
Issuance of award stock	-	-	-	-	4,000,000,000	400,000	(400,000)	-	-
Stock-based compensation expense	-	-	-	-	-	-	1,126,750	-	1,126,750
Net loss	-	-	-	-	-	-	-	(2,990,989)	(2,990,989)
Balance – September 30, 2023	1,944	$1,944,425	-	-	475,266,632,384	$47,526,663	$20,051,524	$(51,164,986)	$16,413,201

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	Series E Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2024	1,111	$1,111,100	478,266,632,384	$47,826,663	$21,028,274	$(62,096,821)	$6,758,116
Issuance of awarded stock	-	-	3,000,000,000	300,000	(300,000)	-	-
HCWC Spin-Off	-	-	-	-	-	(1,047,931)	(1,047,931)
Stock-based compensation	-	-	-	-	3,484,416	-	3,484,416
Net loss	-	-	-	-	-	(9,714,854)	(9,714,854)
Balance – September 30, 2024	1,111	$1,111,100	481,266,632,384	$48,126,663	$24,212,690	$(72,859,606)	$(520,253)

	Series E Redeemable Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2023	14,722	$14,722,075	800	$800,000	339,741,632,384	$33,974,163	$29,045,802	$(43,613,941)	$20,206,024
Series E convertible preferred stock redeemed	(11,193)	(11,192,650)	-	-	-	-	22,222	-	22,222
Conversion of series E convertible preferred stock	(1,585)	(1,585,000)	-	-	15,850,000,000	1,585,000	-	-	1,585,000
Series D Convertible Preferred Stock exercised	-	-	(800)	(800,000)	8,000,000,000	800,000	-	-	-
Issuance of awarded stock	-	-	-	-	111,675,000,000	11,167,500	(11,167,500)	-	-
Induced conversions of preferred stock	-	-	-	-	-	-	(152,500)	-	(152,500)
Stock-based compensation	-	-	-	-	-	-	2,303,500	-	2,303,500
Net loss	-	-	-	-	-	-	-	(7,551,045)	(7,551,045)
Balance – September 30, 2023	1,944	$1,944,425	-	$-	475,266,632,384	$47,526,663	$20,051,524	$(51,164,986)	$16,413,201

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2024 (a)	2023 (a)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,714,854)	$(7,551,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,119,023	1,115,396
Loss on warrant liability extinguishment	1,888,889	-
Gain on sale of building	(205,146)	-
Non-cash interest expense	72,250	-
Loss on notes receivable settlement	-	10,931
Loss on investment	1,336	8,057
Amortization of right-of-use asset	2,465,092	1,689,198
Write-down of obsolete and slow-moving inventory	2,032,995	1,581,043
Stock-based compensation expense	3,484,416	2,303,500
Change in contingent consideration	-	(774,900)
Changes in operating assets and liabilities:
Accounts receivable	(253,460)	(75,092)
Inventories	(2,000,583)	(1,317,793)
Prepaid expenses and vendor deposits	1,247,815	(1,626,358)
Other current assets	(12,632)	825,261
Due from related party	(97,542)	-
Other assets	(53,253)	(34,660)
Accounts payable and accrued expenses	513,824	555,280
Contract liabilities	(156,904)	(53,745)
Lease liability	(2,364,419)	(1,594,404)
NET CASH USED IN OPERATING ACTIVITIES	(2,033,153)	(4,939,331)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for acquisition	(5,475,000)	-
Proceeds from sale of Saugerties building	749,000	-
Collection of note receivable	-	178,294
Purchases of property and equipment	(192,865)	(176,129)
NET CASH USED IN INVESTING ACTIVITIES	(4,918,865)	2,165

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for deferred offering costs	-	(264,375)
Proceeds from acquisition loan	7,500,000	-
Proceeds from security purchase agreement	1,700,000	-
Payment of induced conversions of preferred stock	-	(152,500)
Payment for Series E preferred stock redemption	-	(11,170,428)
Principal payments on loan payable	(349,082)	(399,590)
Due to related party	204,383	-
Transfers to HCWC related to Spin-Off	(4,650,389)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,404,912	(11,986,893)

NET DECREASE IN CASH, CASH EQUIVALENT AND RESTRICTED CASH	(2,547,106)	(16,924,059)
CASH, CASH EQUIVALENT AND RESTRICTED CASH— BEGINNING OF PERIOD	5,634,318	24,690,124
CASH, CASH EQUIVALENT AND RESTRICTED CASH — END OF PERIOD	$3,087,212	$7,766,065

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$492,220	$127,533
Cash paid for income tax	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-cash deferred offering cost	$-	$466,463
Issuance of common stock in connection with series E preferred stock conversion	$-	$1,585,000
Right-of-use assets obtained in exchange for operating lease liabilities	$4,943,269	$1,147,616
1% stated value reduction on preferred stock redemption	$-	$22,222

(a)	The cash flows related to discontinued operations have not been segregated. Accordingly, the Consolidated Statements of Cash Flows include the results of continuing and discontinued operations. See Note 2 for cash flows related to Discontinued Operations.

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

Organization

Healthier Choices Management Corp. (the “Company” or “HCMC”) is a holding company focused on monetizing its intellectual property through royalty and licensing agreements, facilitated by its wholly owned subsidiary, HCMC Intellectual Property Holdings, LLC. HCMC’s IP portfolio includes patents related to innovative products, such as the Q-Cup and Imitine, which the company actively markets. HCMC is engaged in litigation against prominent tobacco industry players, Philip Morris and R.J. Reynolds, asserting claims of patent infringement.

The Company administers and intends to augment its intellectual property portfolio via its wholly owned subsidiary, HCMC Intellectual Property Holdings, LLC.

The Company continues to promote its patented Q-Cup™ technology directly to consumers in the vaping market. This cutting-edge design includes a small quartz cup that users can fill with cannabis or CBD concentrate. Once placed in a Q-Cup™ Tank or Globe, the cup is heated externally without direct contact with the concentrate. This innovative approach provides greater efficiency and a convenient solution for consumers who vape concentrates for both medicinal and recreational use .

Spin-Off

HCMC announced on August 22, 2022 that its Board of Directors approved the separation of the Grocery business, including wellness business, into an independent, publicly traded company (the “Spin-Off” or “Separation”). Prior to the Spin-Off, the Grocery segment was operated under the holding company Healthy Choice Wellness Corp. (“HCWC”). HCWC was a subsidiary of HCMC, and operated the Ada’s Natural Market, Paradise Health & Nutrition, Mother Earth’s Storehouse, Greens Natural Foods, Ellwood Thompson’s, and GreenAcres Market retail brands, as well as licensed wellness centers and Healthy U Wholesale.

On September 13, 2024 (the “Spin-Off Date”), after the New York Stock Exchange American (“NYSEAM”) market closing, the Spin-Off of the HCWC business was completed. On September 14, 2024, HCWC became an independent, publicly traded company, and on September 16, 2024, the stock commenced trading on the NYSEAM under the stock symbol “HCWC.”

HCWC distributed all the outstanding shares of Common Stock held by it on a pro rata basis to holders of HCMC’s common stock (the “Distribution”). For each 208,632 shares of HCMC common stock held as of 5:00 p.m., New York City time, on September 9, 2024, the record date for the Spin-Off (the “Record Date”), a HCMC stockholder was entitled to receive one share of Class A common stock and three shares of Class B common stock. The Distribution was made in book-entry form by a distribution agent as soon as practicable after the date of the Distribution.

As a result of the Spin-Off, the operating results for the HCWC business through the date of the Spin-Off are reported in Loss from Discontinued Operations in the Condensed Consolidated Statements of Operations for all periods presented. In addition, the related assets and liabilities are reported as Assets and Liabilities of Discontinued Operations on the Condensed Consolidated Balance Sheets for year ended December 31, 2023. Unless otherwise noted, all amounts and disclosures included in the Notes to Condensed Consolidated Financial Statements reflect only the Company’s continuing operations. For additional information, see Note 2, “Discontinued Operations.”

Segment Reporting

The Company operates as a single segment that includes all of its continuing operations, which is designed to enable customers to purchase its products through stores or digital channels. The Company previously had two reportable segments: Grocery and Vape. The Grocery segment was spun-off on September 13, 2024 and is now reported as discontinued operations for all periods through that date.

NOTE 2. DISCONTINUED OPERATIONS

On September 13, 2024, the Company completed the previously announced separation and distribution of its Grocery segment into an independent publicly traded company, HCWC. The separation was structured as a tax-free spin-off, which occurred by way of a pro rata distribution to HCMC stockholders. Each of the HCMC stockholders received one share of HCWC Class A common stock and three shares of Class B common stock for every 208,632 shares of HCMC common stock held of record as of the close of business on September 13, 2024. HCWC is now an independent public company listed under the symbol “HCWC” on the NYSEAM. The Company retained no ownership interest in HCWC following the Separation.

Cash of $2.2 million held by HCWC and its subsidiary were transferred to HCWC on the Distribution Date. HCMC and HCWC settled intercompany balances in the amount of $1.2 million on the Spin-Off date.

During the third quarter of 2024, the Company recognized a net reduction to retained earnings of $1.0 million as a result of the Separation, primarily related to the transfer of certain assets and liabilities associated with its grocery business to HCWC.

In connection with the Separation, the Company entered into several agreements with HCWC that govern the relationship of the parties following the Spin-Off. These agreements include:

●	a Separation Agreement that will set forth HCMC’s and the Company’s agreements regarding the principal actions that both parties will take in connection with the Spin-Off and aspects of our relationship following the Spin-Off;
●	a Transition Services Agreement pursuant to which HCMC and the Company will provide each other specified services on a transitional basis to help ensure an orderly transition following the Spin-Off.
●	a Tax Matters Agreement that will govern the respective rights, responsibilities and obligations of HCMC and the Company after the Spin-Off with respect to all tax matters and will include restrictions to preserve the tax-free status of the Spin-Off; and
●	an Employee Matters Agreement that will address employment, compensation and benefits matters, including the allocation and treatment of assets and liabilities arising out of employee compensation and benefits programs in which our employees participated prior to the Spin-Off.

Under the terms of the transition services agreement, HCMC will provide to HCWC, on a transitional basis, certain services or functions, including information technology, accounting, human resources, and payroll functions. Generally, these services will be provided for a period of up to one year following the Spin-Off. Consideration and costs for the transition services will be determined using several billing methodologies as described in the agreements, including customary billing and pass-through billing. Costs for transition services provided to HCWC are recorded within the Consolidated Statements of Operations based on the nature of the services. Following the Spin-Off, the Company recognized a reduction of costs of $0.1 million for services provided to HCWC in the third quarter of 2024 pursuant to the transition services agreement.

Financial Information of Discontinued Operations

Loss from Discontinued Operations in the Consolidated Statements of Operations reflects the financial results of the HCWC and includes allocation of general corporate overhead expense of the Company.

The following table summarizes the significant line items included in Loss from Discontinued Operations, in the Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
SALES, NET	$14,860,975	$12,704,600	$46,349,908	$39,839,202
COST OF SALES	9,152,971	8,061,966	28,691,071	25,199,879
GROSS PROFIT	5,708,004	4,642,634	17,658,837	14,639,323

OPERATING EXPENSES, NET
Selling, general and administrative	6,178,849	5,897,769	19,212,987	17,743,763
Gain on sale of asset	(205,146)	-	(205,146)	-
TOTAL OPERATING EXPENSES, NET	5,973,703	5,897,769	19,007,841	17,743,763

LOSS FROM OPERATIONS	(265,699)	(1,255,135)	(1,349,004)	(3,104,440)

OTHER INCOME (EXPENSE)	(2,212,689)	335,462	(2,426,555)	663,488

NET LOSS FROM DISCONTINUED OPERATIONS	$(2,478,388)	$(919,673)	$(3,775,559)	$(2,440,952)

The information presented as discontinued operations on the Condensed Consolidated Balance Sheets includes certain assets and liabilities that were transferred to HCWC pursuant to the Separation agreements.

There were no assets or liabilities classified as discontinued operations as of September 30, 2024. The following table summarizes the carrying value of the significant classes of assets and liabilities classified as discontinued operations as of December 31, 2023:

December 31, 2023

Cash and cash equivalents	$1,422,580
Accounts receivable, net	128,171
Inventories	4,162,218
Prepaid expenses and vendor deposits	174,970
Other current assets	56,842
Current Assets of Discontinued Operations	5,944,781

Property and equipment, net of accumulated depreciation	2,676,639
Intangible assets, net of accumulated amortization	4,178,519
Right of use asset - operating lease	11,412,562
Other assets	467,056
Other Assets of Discontinued Operations	$18,734,776

Accounts payable and accrued expenses	$4,920,411
Contract Liabilities	207,513
Current portion of loan payable	702,701
Lease liability, current	2,748,824
Current Liabilities of Discontinued Operations	8,579,449

Due from related party	(3,753,003)
Loan Payable, net of current portion	2,403,807
Lease liability, net of current	8,461,182
Other Long-term Liabilities of Discontinued Operations	$7,111,986

The following table summarizes the significant operating cash and noncash items, capital expenditures and financing activities of discontinued operations for the nine months ended September 13, 2024 and September 30, 2023:

	Nine Months Ended September 13, 2024	Nine Months Ended September 30, 2023
Net loss	$(3,775,559)	$(2,440,952)
Depreciation and amortization	1,069,958	1,070,686
Loss on warrant liability extinguishment	1,888,889	-
Gain on sale of building	(205,146)	-
Non-cash interest expense	72,250	-
Amortization of right-of-use asset	2,381,131	1,687,522
Write-down of obsolete and slow-moving inventory	2,032,995	1,581,043
Change in contingent consideration	-	(774,900)
Accounts receivable	(253,460)	(75,677)
Inventories	(2,000,669)	(1,317,816)
Prepaid expenses and vendor deposits	(48,693)	(41,034)
Other current assets	20,520	48,336
Due to related party	(2,736,272)	(542,718)
Other assets	(83,482)	(3,060)
Accounts payable and accrued expenses	998,829	(119,384)
Contract liabilities	(156,904)	(53,745)
Lease liability	(2,280,459)	(1,592,729)
NET CASH USED IN OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS	(3,076,072)	(2,574,428)

Payment for acquisition	(5,475,000)	-
Proceeds from sale of Saugerties building	749,000	-
Purchases of property and equipment	(145,680)	(173,475)
NET CASH USED IN INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS	(4,871,680)	(173,475)

Proceeds from security purchase agreement	1,700,000	-
Proceeds from acquisition loan	7,500,000	-
Principal payments on loan payable	(349,082)	(399,590)
Due to related party	(1,819,570)	-
Investment from parent company	1,736,412	2,068,725
NET CASH PROVIDED BY FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS	8,767,760	1,669,135

NET INCREASE (DECREASE) IN CASH	$820,008	$(1,078,768)

NOTE 3. GOING CONCERN AND MANAGEMENT’S PLANS

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

The Company currently and historically has reported net losses and cash outflows from operations. As of September 30, 2024, the Company had cash and cash equivalent of approximately $2.5 million and positive working capital of $0.2 million. The Company’s liquidity needs through September 30, 2024 have been satisfied through financing agreement with private lenders.

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

The Company believes its cash on hand and its ability to draw on its $5 million line of credit will enable the Company to meet its obligations and capital requirements for at least the twelve months from the date these financial statements are issued. Accordingly, no adjustment has been made to the financial statements to account for this uncertainty.

NOTE 4. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

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

On September 13, 2024, the Company completed the previously announced separation and distribution of its grocery segment and wellness centers into an independent publicly traded company, and the historical results of the grocery segment and wellness centers have been reflected as discontinued operations in the Company’s condensed consolidated financial statements for all periods prior to the separation and distribution. Assets and liabilities associated with the grocery segment are classified as assets and liabilities of discontinued operations in the Company’s Condensed Consolidated Balance Sheets. Additional disclosures regarding the separation and distribution are provided in Note 2.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2024. The condensed consolidated balance sheet as of December 31, 2023 was derived from the Company’s audited 2023 financial statements contained in the above referenced Form 10-K, adjusted for the discontinued operations. Results of the nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2023 Annual Report.

NOTE 5. CONCENTRATIONS

Cash, Cash Equivalent and Restricted Cash

The Company considers all highly liquid instruments with an original maturity of three months or less, when purchased, to be cash and cash equivalent. The majority of the Company’s cash and cash equivalent are concentrated in one large financial institution, which is in excess of Federal Deposit Insurance Corporation (FDIC) coverage. The balance of cash equivalent was approximately $301,000 and $0 as of September 30, 2024 and December 31, 2023.

A summary of the financial institution that had cash, cash equivalent and restricted cash in excess of FDIC limits of $250,000 on September 30, 2024 and December 31, 2023 is presented below:

	September 30, 2024	December 31, 2023
Total cash and cash equivalent in excess of FDIC limits of $250,000	$2,283,980	$3,402,782

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

The following table provides a reconciliation of cash, cash equivalent and restricted cash to amounts shown in unaudited condensed consolidated statements of cash flow:

	September 30, 2024	September 30, 2023
Cash and cash equivalent	$2,533,980	$6,196,030
Restricted cash	553,232	628,232
Total cash and restricted cash	$3,087,212	$6,824,262

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

Note 6. SEGMENT INFORMATION AND DISAGGREGATION OF REVENUES

In accordance with FASB ASC 280, “Disclosures about Segment of an enterprise and related information”, the Company determined it operates as a single reportable segment.

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2024	December 31, 2023
Furniture and fixtures	90,919	90,919
Computer hardware & equipment	50,521	48,337
Other	53,056	8,056
Property and equipment, gross	194,496	147,312
Less: accumulated depreciation and amortization	(107,532)	(88,699)
Total property, plant, and equipment	$86,964	$58,613

The Company incurred approximately $7,000 and $5,000 of depreciation expense for the three months ended September 30, 2024 and 2023, and $19,000 and $16,000 of depreciation expense for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 8. INTANGIBLE ASSETS

Intangible assets, net are as follows:

September 30, 2024	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent	10 years	$397,165	$(229,233)	$167,932
Intangible assets, net		397,165	(229,233)	167,932

December 31, 2023	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	10 years	397,165	(199,002)	198,163
Intangible assets, net		$397,165	$(199,002)	$198,163

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense was approximately $10,000 for the three months ended September 30, 2024 and 2023, and $30,000 and $29,000 for the nine months ended September 30, 2024 and 2023, respectively. Future annual estimated amortization expense is as follows:

Years ending December 31,
2024 (remaining three months)	$8,893
2025	39,124
2026	38,180
2027	32,564
2028	23,333
Thereafter	25,838
Total	$167,932

NOTE 9. DEBT

Revolving Line of Credit

On November 3, 2021, the Company entered into an agreement for a new revolving line of credit of $2.0 million and a blocked/restricted deposit account (“blocked account”) with Professional Bank in Coral Gables, Florida. The agreement included a variable interest rate that it is based on a rate of 4.7% over what is earned on the collateral account. Based on the agreement with the bank, each draw request from the credit line will be 100% cash secured with moneys held from the blocked account. The outstanding balances were $453,232 as of September 30, 2024 and December 31, 2023, respectively.

NOTE 10. STOCKHOLDERS’ EQUITY

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

Through September 30, 2024, 1,585 shares of Series E preferred stock have been cumulatively converted into 15,850,000,000 shares of common stock as a result of the Series E preferred stock conversion, and 12,026 shares of Series E preferred stock have been cumulatively redeemed, and approximately $12,004,000 has been paid for redemption.

Pursuant to the Securities Purchase Agreement, purchasers of the Series E Convertible Preferred Stock will also be required to purchase Series A Convertible Preferred Stock of HCWC resulting from the Spin-Off of HCMC’s grocery and wellness businesses in the same subscription amounts that the Purchasers paid for the HCMC Series E Preferred Stock.

Stock Options and Restricted Stock

During the three and nine months ended September 30, 2024 and 2023, no stock options of the Company were exercised into common stock.

On August 23, 2023, the Company granted 2,000,000,000 shares of restricted stocks to the Company’s third-party inventors with no vesting requirement.

On November 13, 2023, the Company granted 1,000,000,000 shares of restricted stocks to an employee. The award commences vesting of 12.5% on February 1, 2024 and remainder will vest 12.5% increments on the last day of each calendar quarter thereafter through September 30, 2025.

The Company recognized stock-based compensation of approximately $1,223,000 and $1,127,000 during the three months ended September 30, 2024 and 2023, and approximately $3,484,000 and $2,304,000 during the nine months ended September 30, 2024 and 2023, respectively in connection with amortization of restricted stock and stock options. Stock based compensation is included as part of total operating expenses in the accompanying unaudited condensed consolidated statements of operations.

Income (Loss) Per Share

The following table summarizes the Company’s securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	As of September 30,
	2024	2023
Preferred stock	11,111,000,000	19,444,000,000
Stock options	3,000,000,000	67,587,230,680
Restricted stock	54,712,500,000	1,500,000,000
Total	133,410,722,200	88,531,230,680

NOTE 11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

There were two lawsuits in connection with alleged claimed battery defects for an electronic cigarette device. One has been dismissed by the court wherein the plaintiff settled with the Company’s insurance carrier with no economic impact to the Company. In the second lawsuit, as of December 31, 2023, the Company had reached an arrangement with the plaintiff to resolve the matter, limiting potential exposure to $1.5 million which was reflected in accounts payable and accrued expenses, representing management’s estimate of the probable settlement amount based on the current status of discussions. This arrangement was formalized by a signed agreement on July 1, 2024 and the Company has accrued $1.5 million at June 30, 2024. As of September 30, 2024, the Company already paid $700,000, and the remaining balance of $800,000 was in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

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

On November 17, 2023, RJR filed a motion to dismiss the action. HCMC opposed on December 22, 2023. To date the court has not ruled on the motion.

On September 18, 2024, RJR filed an inter partes review of the patent-in-suit at the United States Patent and Trademark Office (“USPTO”). A decision on institution will be made by the USPTO sometime after January 2025.

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations as of September 30, 2024. With respect to legal costs, we record such costs as incurred.

NOTE 12. SUBSEQUENT EVENTS

On November 7, 2024, the Company entered into a commitment letter with an investor that will allow the Company to draw up to $5 million from a revolving credit facility (the “Facility”) through August 31, 2025. Any advances will be used for working capital purposes. Any amounts borrowed pursuant to the Facility will be repayable in full on April 30, 2026 and the interest rate on the amounts borrowed is 12% per annum.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONDENSED CONSOLIDATED OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements. The terms “we,” “us,” “our,” and the “Company” refer to Healthier Choices Management Corp. and its wholly-owned subsidiaries, HCMC Intellectual Property Holdings, LLC and The Vape Store, Inc. (“Vape Store”). All intercompany accounts and transactions have been eliminated in consolidation.

HCWC Spin-Off

On September 13, 2024, HCMC completed the Spin-off of our Grocery business into an independent publicly traded company HCWC. As a result, the operating results for the HCWC through the date of the Spin-off are reported in Loss from Discontinued Operations in the Consolidated Statements of Operations for all periods presented. In addition, the related assets and liabilities are reported as Assets and Liabilities of Discontinued Operations on the Consolidated Balance Sheets.

Unless otherwise noted, all amounts, percentages and discussion reflect only the results of operations and financial condition from our continuing operations.

Company Overview

Healthier Choices Management Corp. is a holding company focused on monetizing its intellectual property through royalty and licensing agreements, facilitated by its wholly owned subsidiary, HCMC Intellectual Property Holdings, LLC. HCMC’s IP portfolio includes patents related to innovative products, such as the Q-Cup and Imitine, which the company actively markets. In addition, HCMC is engaged in legal actions against major companies like Philip Morris and R.J. Reynolds for patent infringement.

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

The Company currently and historically has reported net losses and cash outflows from operations. As of September 30, 2024, the Company had cash and cash equivalent of approximately $2.5 million and positive working capital of $0.2 million. The Company’s liquidity needs through September 30, 2024 have been satisfied through financing agreement with private lenders.

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

The Company believes its cash on hand and its ability to draw on its $5 million line of credit will enable the Company to meet its obligations and capital requirements for at least the twelve months from the date these financial statements are issued. Accordingly, no adjustment has been made to the financial statements to account for this uncertainty.

Factors Affecting Our Performance

We believe the following factors affect our performance:

Pending Patent: We have developed, trademarked and are preparing to commercialize additional products. We include product development expenses as part of our operating expenses. In October 2018, we announced the granting of three US patents related to our Q-Cup™ technology. In addition, we have a suite of patent applications pending in the United States. There is no assurance that we will be awarded patents for any of these pending patent applications. There is no assurance that we can monetize the patents.

Manufacturing: We have no manufacturing capabilities and do not intend to develop any manufacturing capabilities. Third party manufacturers make our products to meet our design specifications. We depend on third party manufacturers for our vaporizer e-liquid and accessories. Our customers associate certain characteristics of our products including the weight, feel, draw, unique flavor, packaging and other attributes of our products to the brands we market, distribute and sell. Any interruption in supply and or consistency of our products may harm our relationships and reputation with customers, and have a material adverse effect on our business, results of operations and financial condition. In order to minimize the risk of supply interruption, we currently utilize several third-party manufacturers to manufacture our products to our specifications.

Results of Operations

The following table sets forth our unaudited condensed consolidated Statements of Operations for the three months ended September 30, 2024 and 2023 that is used in the following discussions of our results of operations:

	Three Months Ended September 30,		2024 to 2023
	2024	2023	Change $
SALES	$52	$-	$52
COST OF SALES	15	-	15
GROSS PROFIT	37	-	37

OPERATING EXPENSES	2,143,442	2,136,026	7,416
LOSS FROM OPERATIONS	(2,143,405)	(2,136,026)	(7,379)

OTHER INCOME (EXPENSE)
Loss on investment	(343)	343	(686)
Other income (expense), net	260,000	(10,932)	270,932
Interest income, net	15,105	75,299	(60,194)
Total other income (expense), net	274,762	64,710	210,052

NET LOSS	$(1,868,643)	$(2,071,316)	$202,673

Net sales and cost of sales were de minimis for the three months ended September 30, 2024 and 2023. The Company closed all its brick-and-mortar retail vape stores, as management had shifted its retail sales focus to the wholesale and online channel. The sales and cost of sales for the three months ended September 30, 2024 and 2023 continued to be significantly impacted by the inability to bring new products to market via distribution.

Total operating expenses of $2.1 million for the three months ended September 30, 2024 remained consistent with the same period in 2023.

Total other income (expense), net of $275,000 for the three months ended September 30, 2024 consists of net interest income of $15,000, and $260,000 reversal of accrued professional fee. Total other income (expense), net of $65,000 for the three months ended September 30, 2023 primarily consists of interest income of $75,000, and other expense of $11,000.

The following table sets forth our unaudited consolidated Statements of Operations for the nine months ended September 30, 2024 and 2023 that is used in the following discussions of our results of operations:

	Nine Months Ended September 30,		2024 to 2023
	2024	2023	Change $
SALES	$345	$39	$307
COST OF SALES	190	653	(463)
GROSS PROFIT	155	(614)	770

OPERATING EXPENSES	6,312,846	5,448,812	864,034
LOSS FROM OPERATIONS	(6,312,691)	(5,449,426)	(863,264)

OTHER INCOME (EXPENSE)
Loss on investment	(1,336)	(8,057)	6,721
Other income (expense), net	260,000	(10,932)	270,932
Interest income, net	114,732	358,322	(243,590)
Total other income (expense), net	373,396	339,333	34,063

NET LOSS FROM CONTINUING OPERATIONS	$(5,939,295)	$(5,110,093)	$(829,201)

Net sales and cost of sales were de minimis for the nine months ended September 30, 2024 and 2023. The Company closed all its brick-and-mortar retail vape stores, as management had shifted its retail sales focus to the wholesale and online channel. The sales for the nine months ended September 30, 2024 and 2023 continued to be significantly impacted by the inability to bring new products to market via distribution.

Total operating expenses increased $0.9 million to $6.3 million for the nine months ended September 30, 2024 compared to $5.4 million for the same period in 2023. The increase is primarily due to $1.2 million increase in stock compensation expense and $0.1 million increase in payroll and benefit expense, offset by $0.5 million decrease in legal fees.

Total other income (expense), net of $374,000 for the nine months ended September 30, 2024 consists of net interest income of $115,000 and other income of $260,000 related with professional fee accrual reversal, offset by $1,000 loss on investment. Total other income, net of $0.3 million for the nine months ended September 30, 2023 includes a loss on investment of $8,000, other expense of $11,000, and an interest income of $358,000.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2024	2023
Net cash (used in) provided by
Operating activities	$1,042,919	$(2,364,903)
Investing activities	(47,185)	175,640
Financing activities	(2,120,260)	(13,656,029)
	$(1,124,526)	$(15,845,292)

The following table sets forth our unaudited consolidated statements of cash flows on continuing basis for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES OF
Net loss	$(5,939,295)	$(5,110,093)
Adjustments to reconcile net loss to net cash used in operating activities:		-
Depreciation and amortization	49,065	44,710
Loss on notes receivable settlement	-	10,931
Loss on investment	1,336	8,057
Amortization of right-of-use asset	83,961	1,676
Stock-based compensation expense	3,484,416	2,303,500
Accounts receivable	-	585
Inventories	86	23
Prepaid expenses and vendor deposits	1,296,508	(1,585,324)
Due from related party	2,638,730	542,718
Other current assets	(33,152)	776,925
Other assets	30,229	(31,600)
Accounts payable and accrued expenses	(485,005)	674,664
Lease liability	(83,960)	(1,675)
NET CASH USED IN OPERATING ACTIVITIES OF	1,042,919	(2,364,903)

CASH FLOWS FROM INVESTING ACTIVITIES
Collection of note receivable	-	178,294
Purchases of property and equipment	(47,185)	(2,654)
NET CASH USED IN INVESTING ACTIVITIES	(47,185)	175,640

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for deferred offering costs	-	(264,375)
Payment of induced conversions of preferred stock	-	(152,500)
Net transfers to HCWC related to Spin-Off	(4,144,213)	(13,239,154)
Due from related party	2,023,953	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,120,260)	(13,656,029)

NET DECREASE IN CASH, CASH EQUIVALENT AND RESTRICTED CASH	(1,124,526)	(15,845,292)
CASH, CASH EQUIVALENT AND RESTRICTED CASH— BEGINNING OF PERIOD	4,211,738	22,669,553
CASH, CASH EQUIVALENT AND RESTRICTED CASH — END OF PERIOD	$3,087,212	$6,824,261

Our net cash provided by operating activities of approximately $1.0 million for the nine months ended September 30, 2024 resulted from a net loss of $5.9 million, offset by a non-cash adjustment of $3.6 million and a net cash change of $3.4 million from changes in operating assets and liabilities. Our net cash used in operating activities of approximately $2.4 million for the nine months ended September 30, 2023 resulted from a net loss of $5.1 million, offset by a non-cash adjustment of $2.4 million and a net cash change of $0.4 million from changes in operating assets and liabilities.

The net cash used in investing activities of $47,000 for the nine months ended September 30, 2024 resulted from purchases of property and equipment. The net cash provided by investing activities of $176,000 for the nine months ended September 30, 2023 resulted from collection on a note receivable and purchases of property and equipment.

The net cash used in financing activities of $2.1 million for the nine months ended September 30, 2024 is primarily due to $4.1 million net transfer to HCWC related to Spin-Off and $2.0 million cash proceeds from related party. Net cash used in financing activities of approximately $13.7 million for the nine months ended September 30, 2023 is due to Series E Preferred Stock redemption and exercise, payment for deferred offering cost related with Spin-Off, and net parent investment.

At September 30, 2024 and December 31, 2023, we did not have any material financial guarantees or other contractual commitments with vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. Most of our cash and cash equivalent are concentrated in one financial institution and is generally in excess of the FDIC insurance limit. The Company has not experienced any losses on its cash. The following table presents the Company’s cash position as of September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Cash and cash equivalent	$2,533,980	$3,658,506
Total assets	$3,784,648	$6,290,022
Cash and cash equivalent as a percentage of total assets	67.0%	58.2%

The Company reported a net loss from continuing operation of $5.9 million for the nine months ended September 30, 2024. The Company also had positive working capital of $0.2 million. The Company expects to continue incurring losses for the foreseeable future.

The Company anticipates its current cash and its ability to draw from the $5 million credit line with private lender will be sufficient to meet projected operating expenses for the foreseeable future through at least twelve months from the issuance of the consolidated financial statements.

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

We base our estimates on our historical experience, knowledge of our business and industry, current and expected economic conditions, the attributes of our products, the regulatory environment, and in certain cases, the results of outside appraisals. These estimates include useful lives and impairment of long-lived assets, deferred taxes and related valuation allowances, allocation of corporate general expenses, and the valuation of the assets and liabilities acquired in business combinations. We periodically re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

There have been no material changes to the Company’s critical accounting policies and estimates except allocation of corporate general expense as compared to the critical accounting policies and estimates described in the 2023 Annual Report, which we believe are the most critical to our business and the understanding of our results of operations and affect the more significant judgments and estimates that we use in the preparation of our condensed consolidated financial statements. Allocation of corporate general expenses to HCWC was a result of recently completed spin-Off of HCWC, which led to a reevaluation of how corporate general expenses were allocated. The Company adopted a proportional cost allocation method to allocate parent expense to the carve-out entity.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include our future common stock price, customer acceptance of our products, and proposed federal and state regulation. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

We are required to report under Section 404(a) of Sarbanes-Oxley regarding the effectiveness of our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, did not carry out an evaluation on internal controls as of September 30, 2024 in regard to the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. As an evaluation was not carried out, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was ineffective as of September 30, 2024 and noted the material weaknesses as follows:

●	Failure to have properly documented and designed disclosure controls and procedures and testing of the operating effectiveness of our internal control over financial reporting.

●	Segregation of duties due to lack of personnel.

●	The Company had ineffective design, implementation and, operation of controls over logical access, program change management, and vendor management controls. The Company controls on IT should have included the following:

○	Appropriate restrictions that would adequately prevent users from gaining inappropriate access to the financially relevant systems.

○	IT program and data changes affecting the Company’s financial IT applications and underlying accounting records, should be identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate.

○	Obtaining and reviewing key third party service provider SOC reports.

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of September 30, 2024 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Changes in Internal Controls over Financing Reporting

Except as detailed above, during the quarter ended September 30, 2024, there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There were two lawsuits in connection with alleged claimed battery defects for an electronic cigarette device. One had been dismissed by the court wherein the plaintiff settled with the Company’s insurance carrier with no economic impact to the Company. In the second lawsuit, as of December 31, 2023, the Company had reached an arrangement with the plaintiff to resolve the matter, limiting potential exposure of the Company to $1.5 million which was reflected in accounts payable and accrued expenses, representing management’s estimate of the probable settlement amount based on the current status of discussions. This arrangement was formalized by a signed agreement on July 1, 2024 and the Company has accrued $1.5 million at June 30, 2024. As of September 30, 2024, the Company already paid $700,000, and the remaining balance of $800,000 was reflected in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

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

On November 17, 2023, RJR filed a motion to dismiss the action. HCMC opposed on December 22, 2023. To date the court has not ruled on the motion.

On September 18, 2024, RJR filed an inter partes review of the patent-in-suit at the United States Patent and Trademark Office (“USPTO”). A decision on institution will be made by the USPTO sometime after January 2025.

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations as of September 30, 2024. With respect to legal costs, we record such costs as incurred.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not Applicable.

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

HEALTHIER CHOICES MANAGEMENT CORP.

Date: November 14, 2024	By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer

Date: November 14, 2024	By:	/s/ John Ollet
John Ollet
Chief Financial Officer

