Form 10-K
period 2024-12-31
Healthier Choices Management Corp.
filed 2025-04-14
CIK 844856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $47.9 million based on the June 30, 2024 closing price of $0.0001 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 481,266,632,384 shares outstanding as of April 14, 2025.

PART I

Item 1. Business.

Healthier Choices Management Corp. (the “Company” or “HCMC”) is focused on marketing its current product offerings, including its patented Q-Cup and Imitine. HCMC also will continue to seek to monetize its intellectual property through royalty and licensing agreements, facilitated by its wholly owned subsidiary, HCMC Intellectual Property Holdings, LLC. HCMC’s IP portfolio includes patents related to innovative products, such as the Q-Cup and Imitine.

The Company administers and intends to augment its intellectual property portfolio via its wholly owned subsidiary, HCMC Intellectual Property Holdings, LLC.

The Company continues to promote its patented Q-Cup™ technology directly to consumers in the vaping market. This cutting-edge design includes a small quartz cup that users can fill with cannabis or CBD concentrate. Once placed in a Q-Cup™ Tank or Globe, the cup is heated externally without direct contact with the concentrate. This innovative approach provides greater efficiency and a convenient solution for consumers who vape concentrates for both medicinal and recreational use.

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

HCWC distributed all the outstanding shares of Common Stock held by it on a pro rata basis to holders of HCMC’s common stock (the “Distribution”). For each 208,632 shares of HCMC common stock held as of 5:00 p.m., Eastern Daylight Time (EDT), on September 9, 2024, the record date for the Spin-Off (the “Record Date”), a HCMC stockholder was entitled to receive one share of Class A common stock and three shares of Class B common stock. The Distribution was made in book-entry form by a distribution agent as soon as practicable after the date of the Distribution.

As a result of the Spin-Off, the operating results for the HCWC business through the date of the Spin-Off are reported in Net Loss from Discontinued Operations in the Consolidated Statements of Operations for all periods presented. In addition, the related assets and liabilities are reported as Assets and Liabilities of Discontinued Operations on the Consolidated Balance Sheets for year ended December 31, 2023. Unless otherwise noted, all amounts and disclosures included in the Notes to Consolidated Financial Statements reflect only the Company’s continuing operations. For additional information, see Note 2, “Discontinued Operations” of the consolidated financial statements.

VAPORIZER BUSINESS

Through its wholly owned subsidiary HCMC Intellectual Property Holdings, LLC, HCMC manages, and intends to expand, its intellectual property portfolio. Additionally, HCMC markets its patented Q-Unit™ and Q-Cup® technology through its wholly owned subsidiary The Vape Store, Inc. Information on these products and the technology is available on the Company’s website at www.theQcup.com.

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

Business Strategy

The Company has implemented a comprehensive strategy to maximize the value of its intellectual property assets. Central to this strategy is the formation of HCMC Intellectual Property Holdings, LLC, a wholly owned subsidiary dedicated to managing and marketing the Company’s intellectual property. This subsidiary ensures focused efforts on monetization, holding all patents, trademarks, and other intellectual property. The Company actively pursues licensing agreements, both exclusive and non-exclusive, to generate revenue while fostering innovation across various industries. These agreements are tailored to meet the needs of different partners, ensuring flexibility and maximizing the reach of the Company’s patents. Additionally, the Company seeks strategic partnerships with entities that can benefit from its patented technologies, resulting in joint ventures, co-development agreements, and shared research and development efforts. These collaborations enhance the value of the Company’s intellectual property through shared expertise and resources, contributing to increased revenue and market presence.

The Company is committed to protecting its intellectual property through active patent enforcement, which involves monitoring the market for potential infringements and taking legal action when necessary. Successful enforcement efforts can lead to settlements, licensing fees, and increased recognition of the Company’s intellectual property. Furthermore, the Company leverages its patents to develop new products and improve existing ones, such as the Q-CUP® brand vape material containers and related hardware components, which are based on patented technology. Continued innovation in product development enhances market competitiveness and drives sales.

The Company is focused on expanding its patent coverage internationally by filing for patents in key global markets, thereby broadening its protection and opening up new opportunities for monetization. International expansion allows the Company to tap into diverse markets and establish a strong global presence. Investing in continuous innovation and research and development is essential for maintaining a robust patent portfolio. Ongoing research ensures that the Company’s patents remain relevant and valuable, enhancing existing patents and leading to the creation of new ones, driving long-term growth. Effective marketing and awareness campaigns are undertaken to showcase the benefits of the Company’s patented technologies, including promotion at industry conferences, through publications, and via digital channels. These efforts raise awareness and attract potential partners and licensees, highlighting the practical applications and value of the Company’s patents.

By implementing these strategies, the Company aims to maximize the commercial and economic value of its patent assets, driving growth and sustainability.

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

On September 26, 2023, HCMC filed a patent infringement lawsuit against R.J. Reynolds Vapor Company (“RJR”) in the U.S. District Court for the Middle District of North Carolina in connection with HCMC’s assertions that RJR’s Vuse electronic cigarette infringes one of HCMC’s patents (the “HCMC RJR Patent”). RJR has sought an inter-parties review by the Board of the HCMC RJR Patent.

On November 22, 2024, HCMC received a ruling from the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) denying an appeal of HCMC of a decision of the United States Patent and Trademark Office Patent Trial and Appeal Board (the “Board”) relating to the inter partes review of an HCMC patent. The Board had ruled that the previously granted HCMC patent that served as the basis of HCMC’s patent infringement action against Philip Morris USA, Inc. and Philip Morris Products S.A. was not patentable and denied of HCMC’s request to amend the claims if invalidity of the patent was affirmed. This lawsuit was dismissed on December 31, 2024.

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

Segment Information

The Company operates as a single segment that includes all of its continuing operations. The Company previously had two reportable segments: Grocery and Vape. The Grocery segment was spun-off on September 13, 2024 and is now reported as discontinued operations for all periods through that date.

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

The Company currently and historically has reported net losses and cash outflows from operations. As of December 31, 2024, cash totaled approximately $1.2 million and negative working capital of $0.7 million. The Company’s liquidity needs through December 31, 2024 have been satisfied through financing agreement with private lenders.

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

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity

We believe cybersecurity is critical importance to our success. We are susceptible to a number of significant and persistent cybersecurity threats, including those common to most industries, operating in an industry characterized by a high volume of customer transactions and collection of sensitive data. These threats, which are constantly evolving, include data breaches, ransomware, and phishing attacks. We, and our vendors and suppliers, regularly face attempts by malicious actors to breach our security and compromise our information technology systems. A cybersecurity incident impacting us or any vendor or supplier could significantly disrupt our operations and result in damage to our reputation, costly litigation and/or government enforcement action. Accordingly, we are committed to maintaining robust cybersecurity and data protection and continuously evaluating the impact of cybersecurity threats, considering both immediate and potential long-term effects of these threats on our business strategy, operations, and financial condition.

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

Members of management, including our Chief Operating Officer, provide the Board updates on cybersecurity risk matters on a quarterly basis and more frequently if circumstances dictate. In these updates, members of the Board apprised of cybersecurity incidents that are deemed to have had a moderate or higher impact even if immaterial to us. In addition, management regularly discusses among themselves the risks related to cybersecurity and critical systems in order to provide input on the appropriate level of risk for our company and reviews management’s strategies for adequately mitigating and managing the identified risks. Management regularly updates our full Board with respect to cybersecurity matters.

Our Chief Operating Officer is primarily responsible for managing material risks from cybersecurity threats and is supported by third party cybersecurity specialists. Management participates in periodic training and education on cybersecurity related topics. We engage specialized cybersecurity consultants and leverage third-party expertise to bolster our cybersecurity defenses. Our enterprise risk management program is designed to identify, prioritize and assess a broad range of risks, including risks from cybersecurity threats, that may affect our ability to execute our corporate strategy and fulfill our business objectives.

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

Item 2. Properties.

The Company operates its business from our headquarter located in Hollywood, Florida. This leased property aggregates approximately 10,000 square feet and includes headquarter and warehouse.

Item 3. Legal Proceedings.

No response is required under Item 103 of Regulation S-K.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently listed on the OTC Pink marketplace under the symbol “HCMC”.

As of April 14, 2025, there were approximately 1,400 stockholders of record for our common stock. A substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

As of April 14, 2025, the last reported sale price of our common stock on the OTC Pink Marketplace was $0.0001 per share.

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

On August 18, 2022, the Company entered into a Securities Purchase Agreement pursuant to which the Company sold and issued 14,722 shares of its Series E Redeemable Convertible Preferred Stock to institutional investors for $1,000 per share or an aggregate subscription of $13.25 million. The number of shares issued to each participant is based on subscription amount multiplied by conversion rate of 1.1111. As of April 14, 2025, 12,026 shares of Series E Redeemable Convertible Preferred Stock were redeemed, 1,585 shares were converted into common stock, and 1,111 shares outstanding.

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

Results of Operations

The following table sets forth our Consolidated Statements of Operations on a continuing basis for the years ended December 31, 2024 and 2023 which is used in the following discussions of our results of operations:

	For the Year Ended December 31,		2024 to 2023
	2024	2023	Change $
SALES	$501	$617	$(116)
COST OF SALES	66,806	787	66,019
GROSS PROFIT	(66,305)	(170)	(66,135)

OPERATING EXPENSES	8,437,425	7,451,439	985,986
LOSS FROM OPERATIONS	(8,503,730)	(7,451,609)	(1,052,121)

OTHER INCOME (EXPENSE)
Loss on investment	(1,336)	(8,485)	7,149
Other income (expense), net	263,782	(1,501,843)	1,765,625
Interest income, net	126,000	411,677	(285,677)
TOTAL OTHER INCOME (EXPENSE), NET	388,446	(1,098,651)	1,487,097

NET LOSS FROM CONTINUING OPERATIONS	$(8,115,284)	$(8,550,260)	$434,976

Net sales and cost of sales were de minimis for the years ended December 31, 2024 and 2023. The Company closed all its brick-and-mortar retail vape stores, as management had shifted its retail sales focus to the wholesale and online channel. The Company wrote off approximately $66,600 obsolete inventory in year 2024 as a result of the retail store closure. The sales for the years ended December 31, 2024 and 2023 continued to be significantly impacted by the inability to bring new products to market via distribution.

Total selling, general and administrative expenses increased $1.0 million from $7.5 million for the year ended December 31, 2023 to $8.4 million for the year ended December 31, 2024. The increase was primarily due to an increase in stock compensation.

Total other income (expenses), net of $0.4 million for the year ended December 31, 2024 includes $0.3 million of other income and interest income of $0.1 million, offset by approximately $1,000 loss on investment. Net other expense of $1.1 million for the year ended December 31, 2023 includes $1.5 million provision for legal settlement in connection with alleged claimed battery defects for an electronic cigarette device, and $8,500 loss on investment, offset by $0.4 million of interest income.

Liquidity and Capital Resources

The following table and the discussion present the Company’s cash activities on continuing basis as of December 31, 2024 and December 31, 2023.

	For the year ended December 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(579,557)	$(2,213,782)
Investing activities	(47,185)	161,068
Financing activities	(1,838,197)	(16,405,101)
Net decrease in cash from continuing operations	$(2,464,939)	$(18,457,815)
Net decrease in cash from discontinued operations	(1,422,580)	(597,991)
Total net decrease in cash	$(3,887,519)	$(19,055,806)

Our net cash used in operating activities of $0.6 million for the year ended December 31, 2024 resulted from our net loss of $8.1 million and a net cash provided by changes in operating assets and liabilities of $2.8 million, and a non-cash adjustment of $4.8 million. Our net cash used in continuing operating activities of $2.2 million for the year ended December 31, 2023 resulted from our net loss of $8.6 million, a net cash provided by changes in operating assets and liabilities of $2.7 million, and a non-cash adjustment of $3.7 million.

The net cash used in investing activities of $47,000 for the year ended December 31, 2024 resulted from purchases of property and equipment. The net cash provided by investing activities of $161,000 for the year ended December 31, 2023 resulted from the collection of a note receivable of $178,000, offset by purchases of a patent and property and equipment of $17,000.

The net cash used in financing activities of $1.8 million for the year ended December 31, 2024 is due to $4.1 million net transfer to HCWC related to Spin-Off and $2.3 million cash proceeds from related party. The net cash used in financing activities of $16.4 million for the year ended December 31, 2023 is due to Series E Preferred Stock redemptions and exercises, payment for deferred offering cost related with the spin off, and net parent investment.

At December 31, 2024 and December 31, 2023, we did not have any material financial guarantees or other contractual commitments with trade vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. The majority of our cash are concentrated in one large financial institution and are generally in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. The Company has not experienced any losses on its cash and cash equivalents. The following table presents the Company’s cash position on continuing basis as of December 31, 2024 and December 31, 2023.

	December 31, 2024	December 31, 2023

Cash	$1,193,567	$3,658,506
Total assets	$2,220,449	$6,290,022
Percentage of total assets	53.8%	58.2%

As of December 31, 2024, the Company had cash of $1.2 million and negative working capital of $0.7 million. The Company has incurred recurring net losses and operations have not provided cash flows. The Company expects to continue incurring losses for the foreseeable future.

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

Climate-Related Considerations

We have evaluated the potential impact of climate change on our business, including regulatory, physical, and market-related risks. Based on our assessment, we do not believe that climate change currently poses a material risk to our operations or financial performance. Our retail sales operations are not significantly affected by climate-related factors, such as extreme weather or emissions regulations. Nevertheless, we will continue to monitor any developments that could indirectly impact on our business, such as changes in consumer behavior or supply chain disruptions related to climate change.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on our historical experience, knowledge of our business and industry, current and expected economic conditions, the attributes of our products, the regulatory environment, and in certain cases, the results of outside appraisals. These estimates include useful lives and impairment of long-lived assets, deferred taxes and related valuation allowances, allocation of corporate general expenses, and the valuation of the assets and liabilities acquired in business combinations. We periodically re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Non-GAAP Financial Measures

The following discussion and analysis contain a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles (GAAP). Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternative to, net income, operating income, and cash flow from operating activities, liquidity or any other financial measures. Non-GAAP financial measures may not be indicative of the historical operating results of the Company nor are they intended to be predictive of potential future financial results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP.

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

The following table presents the Company’s Adjusted EBITDA reconciliation on continuing basis as of December 31, 2024 and December 31, 2023.

	2024	2023
Reconciliation from net loss to adjusted EBITDA:
Operating loss	$(8,115,284)	$(8,550,260)
Interest expense	16,359	5,744
Depreciation and amortization	65,270	60,445
EBITDA	(8,033,655)	(8,484,071)
Stock-based compensation expense	4,619,500	3,430,250
Loss on investment	1,336	8,485
Other expense (income), net	(263,782)	1,501,843
Interest income	(142,359)	(417,421)
Adjusted EBITDA	$(3,818,960)	$(3,960,914)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

See pages F-1 through F-26.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

We are required to report under Section 404(a) of Sarbanes-Oxley regarding the effectiveness of our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures. Our management, including our Principal Executive Officer and Principal Financial Officer, did not carry out an evaluation on internal controls during the year ended December 31, 2024 in regard to the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. As an evaluation was not carried out, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the year ending December 31, 2024, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2024 and noted the material weaknesses as follows:

●	The Company had ineffective design, implementation and operation of controls over logical access, program change management, and vendor management controls. The Company controls on IT should have included the following:

○	appropriate restrictions that would adequately prevent users from gaining inappropriate access to the financially relevant systems.

○	IT program and data changes affecting the Company’s financial IT applications and underlying accounting records, should be identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate.

○	Obtaining and reviewing key third party service provider SOC reports.

Our management concluded that considering internal control deficiencies, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of December 31, 2024 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Remediation Efforts

Following this assessment and during the twelve months ended December 31, 2024, we have undertaken an action plan to strengthen internal controls and procedures:

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors as of December 31, 2024:

Name	Age	Position
Executive Officers:
Jeffrey Holman	57	Chief Executive Officer, Chairman and Director
John A. Ollet	62	Chief Financial Officer
Christopher Santi	54	President and Chief Operating Officer

Non-Employee Directors:
Clifford J. Friedman	63	Director
Dr. Anthony Panariello	65	Director

Executive Officers

Jeffrey Holman has been our Chairman of the Board and Chief Executive Officer since April 2014. From February 2013 until March 4, 2015, Mr. Holman serviced as our President. Mr. Holman has been a member of our Board since May 2013 and has served as a member of the Board of Directors of our subsidiary Smoke Anywhere, USA since its inception on March 24, 2008. Mr. Holman has been the Chief Executive Officer of the Healthy Choice Wellness Corp. (“HCWC”) since September 2022 and has served on its board of directors since September 2022. Since 1998, Mr. Holman has been the President of Jeffrey E. Holman & Associates, P.A., a South Florida based law firm. He has also been a Partner in the law firm of Holman, Cohen & Valencia since 2000. Mr. Holman was selected as a director for his business and legal experience. In addition, as one of the founders of Smoke Anywhere, Mr. Holman possesses an in-depth understanding of the challenges, risks and characteristics unique to our industry.

Christopher Santi has been our Chief Operating Officer since December 12, 2012, and has also served as the President since April 11, 2016. Mr. Santi served as the President and Chief Operating Officer of HCWC since September 2022. Previously, Mr. Santi served as Director of Operations of the Company beginning in October 2011. Mr. Santi served as the National Sales Manager of Collages.net from November 2007 to October 2011.

John A. Ollet has been our Chief Financial Officer since December 12, 2016. Mr. Ollet has served as the Chief Financial Officer of HCWC since September 2022 and on the HCWC board of directors since August 2024. Mr. Ollet previously served as Executive Vice President-Finance for Systemax, Inc. (NYSE:SYX) from 2006 to 2016. His prior chief financial officer experience also includes serving as Vice President and Chief Financial Officer of Arrow Cargo Holdings, Inc., an airline logistics company, and VP Finance /CFO - The Americas - Cargo Division, KLM Royal Dutch Airlines, an airline company. He also previously served as Vice President Finance/Administration at Sterling-Starr Maritime Group, Inc. and served on the audit staff of Arthur Andersen & Co. Mr. Ollet received a bachelor’s degree in Finance/Economics and a master’s degree in business administration from Florida International University. Mr. Ollet is a Certified Public Accountant.

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

Director Independence

Our Board has determined that Clifford J. Friedman and Dr. Anthony Panariello are independent in accordance with standards under the OTC Pink Marketplace. Our Board determined that as a result of being an executive officer, Messrs. Jeffrey Holman is not independent under the OTC Pink Marketplace. Our Board has also determined that Clifford J. Friedman and Dr. Anthony Panariello are independent under the OTC Pink Marketplace independence standards for Audit and Compensation Committee members.

Committees of the Board

Audit Committee

The Audit Committee, which currently consists of Clifford J. Friedman (chair) and Dr. Anthony Panariello, reviews the Company’s financial reporting process on behalf of the Board and administers our engagement of the independent registered public accounting firm. The Audit Committee approves all audit and non-audit services and reviews the independence of our independent registered public accounting firm.

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

Stockholder Communications

Although we do not have a formal policy regarding communications with our Board, stockholders may communicate with the Board by writing to us at Healthier Choices Management Corp., 3800 N 28th Way, Hollywood, FL 33020, Attention: Corporate Secretary, or by facsimile (954) 251-3057. Stockholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

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

Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transactions were reported and that no Form 5s were required, we believe that during 2024 our officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a).

ITEM 11. Executive Compensation

The following information is related to the compensation paid, distributed or accrued by us for fiscal 2024 to all Chief Executive Officers (principal executive officers) serving during the last fiscal year and the other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000. We refer to these individuals as our “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock/ (Forfeited) (1)$	Restricted Stock Awards(1) $	All Other Compensation ($)	Total

Jeffrey Holman	2024	695,169	-	-	-	-	695,169
Chief Executive Officer	2023	688,149		-	5,000,000	-	5,688,149

Christopher Santi	2024	405,352	-	-	-	-	405,352
President and Chief Operating Officer	2023	405,321	-	-	2,500,000	-	2,905,321

John Ollet	2024	331,723	-	-	-	-	331,723
Chief Financial Officer	2023	304,616		-	1,800,000	-	2,104,616

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

On September 13, 2024, HCMC completed the Spin-Off of its grocery segment into a separate publicly traded company HCWC. As part of the Spin-Off, HCMC and HCWC entered into a Transition Services Agreement (“TSA”), under which each company agreed to provide certain transitional support services to the other for a specified period to ensure an orderly separation. Throughout fiscal year 2024, certain executives of HCMC continued to provide services to both HCMC and HCWC while remaining employed and compensated by HCMC. Pursuant to the TSA, HCMC allocated $0.7 million of the total compensation costs for these executives to HCWC based on the time spent supporting HCWC’s business operations. The allocation covered base salary, annual incentives, benefits, and other applicable compensation elements.

Named Executive Officer Employment Agreements

On August 13, 2018, the Company amended and restated its existing employment agreement with Jeffrey Holman, the Company’s Chief Executive Officer (the “Holman Employment Agreement”). The Holman Employment Agreement provides for an annual base salary of $450,000 and a target bonus only in an amount ranging from 20% to 200% of his base salaries subject to the Company meeting certain earnings before interest, taxes depreciation and amortization performance milestones. The Holman Employment Agreement automatically renews each year unless terminated by either party on 30 days’ prior notice. Mr. Holman is entitled to receive severance payments, including two years of his then base salary and other benefits in the event of a change of control, termination by the Company without cause, termination for good reason by the executive or non-renewal by the Company. The Term is automatically renewed for successive one-year terms unless notice of non-renewal is given by either party at least 30 days before the end of the Term. The current Term expires on August 13, 2025. The above description of the terms of the Holman Employment Agreement is not complete and is qualified by reference to the complete document.

On February 26, 2021, the Company entered into an amended and restated employment agreement (the “Santi Employment Agreement”) with the Company’s President and Chief Operating Officer, Christopher Santi. Pursuant to the Employment Agreement Amendment. Mr. Santi received a base salary of $0.4 million for 2024 and his salary has increased 10% in each subsequent year. The term is automatically renewed for successive one-year terms unless notice of non-renewal is given by either party at least 30 days before the end of the Term. The current Term expires on February 26, 2026. The above description of the terms of the Santi Employment Agreement is not complete and is qualified by reference to the complete document.

On February 2, 2022, the Company entered into a second amended and restated employment agreement (the “Ollet Employment Agreement”) with the Company’s Chief Financial Officer, John Ollet. Pursuant to the Employment Agreement Amendment, Mr. Ollet will continue to be employed as the Company’s Chief Financial Officer through February 14, 2025. Mr. Ollet received a base salary of $0.3 million for 2024 and his salary will increase 10% in each subsequent calendar year. The term is automatically renewed for successive one-year terms unless notice of non-renewal is given by either party at least 30 days before the end of the Term. The current Term expires on February 2, 2026. The above description of the terms of the Ollet Employment Agreement is not complete and is qualified by reference to the complete document.

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

Outstanding Awards at Fiscal Year End

Listed below is information with respect to unexercised options that have not vested, and equity incentive plan awards for each named executive officer outstanding as of December 31, 2024:

Outstanding Equity Awards at 2024 Fiscal Year-End

	Number of Shares Issued Under Stock Options	Number of Shares Issued Under Restricted Stock	Stock Options and Restricted Stock Exercise Price ($) Per Share of Stock	Expiration Date	Number of Shares That Have Not Vested (#)	Market Value of Shares That Name Have Not Vested ($)
Jeffrey Holman	-	59,075,000,000	0.0001	8/13/2028	18,750,000,000	1,875,000
Jeffrey Holman	39,000,000,000	-	0.0001	2/1/2027	-	-
Christopher Santi	-	31,600,000,000	0.0001	8/13/2028	9,375,000,000	937,500
Christopher Santi	17,000,000,000	-	0.0001	2/1/2027	-	-
John Ollet	-	20,475,000,000	0.0001	8/13/2028	6,750,000,000	675,000
John Ollet	1,000,000,000	-	0.0001	12/9/2026	-	-
John Ollet	4,000,000,000	-	0.0001	8/30/2027	-	-

Director Compensation

Non-employee directors are paid an annual fee of $10,000 or $15,000, plus a fee of $1,000 and $1,500 for each meeting attended. The Company did not issue stock award to non-employee directors for the twelve months ended December 31, 2024. Because we do not pay any compensation to employee directors, Mr. Holman is omitted from the following table. Non-employee members of our Board of Directors were compensated for as follows:

Fiscal 2024 Director Compensation

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

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by stockholders and the weighted average exercise price for such plans as of December 31, 2024.

Name of Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
2015 Equity Incentive Plan	202,824,722,200	0.0001	22,175,277,800
Total	202,824,722,200	0.0001	22,175,277,800

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth the number of shares of our common stock beneficially owned as of April 14, 2025, by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers and (iv) all of our executive officers and directors of as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Healthier Choices Management Corp., 3800 North 28th Way, Hollywood, Florida 33020.

Title of Class	Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
Directors and Executive Officers:
Common Stock	Jeffrey E. Holman (2)	56,300,000,000	11.70%
Common Stock	Christopher Santi (3)	30,225,000,000	6.28%
Common Stock	John Ollet (4)	19,725,000,000	4.10%
Common Stock	Dr. Anthony Panariello (5)	5,242,500,000	1.09%
Common Stock	Clifford J. Friedman (6)	5,490,000,000	1.14%
All directors and officers as a group (5 persons) (7)		116,982,500,000	24.31%

5% Stockholders:
Common Stock	Jeffrey E. Holman	56,300,000,000	11.70%
Common Stock	Christopher Santi	30,225,000,000	6.28%

(1) Beneficial Ownership. Applicable percentages are based on 481,266,632,384 shares of common stock outstanding as of April 14, 2025. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, convertible notes and preferred stock currently exercisable or convertible or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. The table includes shares of common stock, options, warrants, and preferred stock exercisable or convertible into common stock and vested or vesting within 60 days. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. The table does not include: (i) restricted stock units that do not have the right to vote until they vest, and the shares are delivered or (ii) unvested options that do not vest within 60 days of the date listed above in this footnote.

(2) Holman. Chairman and Chief Executive Officer. Includes 39,000,000,000 vested options, 40,325,000,000 shares of vested restricted Common Stock and 18,750,000,000 shares of unvested restricted Common Stock.

(3) Santi. President and Chief Operation Officer. Includes 17,000,000,000 vested options, 22,225,000,000 shares of vested restricted Common Stock and 9,375,000,000 shares of unvested restricted Common Stock.

(4) Ollet. Chief Financial Officer. Includes 5,000,000,000 vested options. He also holds 13,725,000,000 shares of vested restricted Common Stock and 6,750,000,000 shares of unvested restricted Common Stock.

(5) Panariello. A director. Includes 1,000,000,000 vested options. He also holds 3,537,500,000 shares of vested restricted Common Stock and 1,875,000,000 shares of unvested restricted Common Stock.

(6) Friedman. A director. Includes 990,000,000 vested options, 3,625,000,000 shares of vested restricted Common Stock and 1,875,000,000 shares of unvested restricted Common Stock.

(7) Directors and Executive Officers. Includes executive officers who are not Named Executive Officers under the SEC’s rules and regulations.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of September 13, 2024, HCMC and HCWC operate as separate publicly traded entities following the completion of the spin-off transaction. In connection with the separation, the companies entered into a Transition Services Agreement, under which HCMC continues to provide certain administrative and executive management services to HCWC on a transitional basis. Generally, these services will be provided for a period of up to one year following the Spin-Off. HCWC reimburses HCMC for this portion of shared cost monthly. Following the Spin-Off, the Company recognized a reduction of costs of $0.4 million for services provided to HCWC pursuant to the transition services agreement.

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

Item 14. Principal Accounting Fees and Services.

Our Audit Committee pre-approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. All services related to audit fees and audit-related fees charged were pre-approved by the Audit Committee. The following table shows the fees for the years ended December 31, 2024 and 2023.

	2024	2023
Audit (1)	$561,000	$1,122,000
Audit - Related	-	-
Tax	-	-
Other	-	-
Total	$561,000	$1,122,000

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

FINANCIAL STATEMENT INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Healthier Choices Management Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Healthier Choices Management Corp. (the “Company”) as of December 31, 2024 and the related consolidated statement of operations, convertible preferred stock and stockholders’ equity, and cash flows for the year ended December 31, 2024 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. We also have audited the adjustments to the 2023 consolidated financial statements to retrospectively apply the discontinued operations of the Grocery segment, as described in Note 2. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2023 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2023 financial statements taken as a whole.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, The Company has incurred recurring net losses and operations have not provided cash flows. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Discontinued Operations – Retroactive Adjustments

As discussed in Note 2 to the consolidated financial statements, the Company has discontinued its Grocery segment and has retroactively adjusted the financial statements for all prior periods presented to reflect the discontinuation of this segment. Previously issued consolidated financial statements of the Company as of December 31, 2023, were audited by other auditors whose report dated March 27, 2024 expressed an unqualified opinion on those statements before the adjustments.

Segment Information – Retroactive Adjustments

As discussed in Note 5 to the consolidated financial statements, the Company adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, effective January 1, 2024 applying it retrospectively to all periods. Previously issued consolidated financial statements of the Company as of December 31, 2023, were audited by other auditors whose report dated March 27, 2024 expressed an unqualified opinion on those statements before the adjustments.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

We determined that there are no critical audit matters.

/s/ TAAD LLP

TAAD LLP

We have served as the Company’s auditor since 2025.

Diamond Bar, CA

April 14, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Healthier Choices Management Corp.

Opinion on the Financial Statements

We have audited, before the effects of the retrospective adjustments for the adoption of ASU 2023-07, Segment Reporting (Topic 280): Improvement to Reportable Segment Disclosures (“ASU 2023-07”) discussed in Note 5 and discontinued operations presentation discussed in Note 2 to the consolidated financial statements, the accompanying consolidated balance sheet of Healthier Choices Management Corp. (the “Company”) as of December 31, 2023, the related consolidated statement of operations, changes in convertible preferred stock and stockholders’ equity and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”), (the 2023 financial statements, before the effects of the adjustments discussed in Note 2 and Note 5 are not presented herein). In our opinion, the 2023 financial statements, before the effects of the retrospective adjustment for the adoption of ASU 2023-07 discussed in Note 5 and discontinued operations presentation discussed in Note 2, present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments for the adoption of ASU 2023-07 discussed in Note 5 and discontinued operations presentation discussed in Note 2 to the consolidated financial statements, and accordingly, we do not express an opinion or any other form of assurance whether such retrospective adjustments are appropriate and have been appropriately applied. These retrospective adjustments were audited by TAAD LLP.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has a working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2017 through December 4, 2024.

Saddle Brook, NJ

March 27, 2024

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023

ASSETS
CURRENT ASSETS
Cash and cash equivalent	$1,193,567	$3,658,506
Inventories	40,460	66,671
Prepaid expenses and vendor deposits	161,563	1,493,354
Other current assets	-	8,714
Restricted cash	553,232	553,232
Current assets of discontinued operations	-	5,944,781
TOTAL CURRENT ASSETS	1,948,822	11,725,258

Property, plant, and equipment, net of accumulated depreciation	80,541	58,613
Intangible assets, net of accumulated amortization	158,151	198,163
Right of use asset – operating lease, net	4,435	98,440
Other assets	28,500	154,329
Other assets of discontinued operations	-	18,734,776
TOTAL ASSETS	$2,220,449	$30,969,579

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,022,572	$3,104,253
Line of credit	453,232	453,232
Operating lease liability, current	3,105	94,005
Due to related party	190,268	-
Current liabilities of discontinued operations	-	8,579,449
TOTAL CURRENT LIABILITIES	2,669,177	12,230,939

Due to related party	-	3,753,003
Operating lease liability, net of current	1,330	4,435
Other Long-term Liabilities of Discontinued Operations	-	7,111,986
TOTAL LIABILITIES	2,670,507	23,100,363

COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)

CONVERTIBLE PREFERRED STOCK
Series E redeemable convertible preferred stock, $1,000 par value per share, 14,722 shares authorized, 1,111 shares issued and outstanding as of December 31, 2024 and 2023, respectively; aggregate liquidation preference of $1.1 million as of December 31, 2024 and 2023, respectively.	1,111,100	1,111,100
STOCKHOLDERS’ EQUITY
Common Stock, $0.0001 par value per share, 750,000,000,000 shares authorized; 481,266,632,384 and 478,266,632,384 shares issued and outstanding as of December 31, 2024 and 2023, respectively.	48,126,663	47,826,663
Additional paid-in capital	25,347,774	21,028,274
Accumulated deficit	(75,035,595)	(62,096,821)
TOTAL STOCKHOLDERS’ EQUITY	(1,561,158)	6,758,116

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$2,220,449	$30,969,579

See notes to consolidated financial statements.

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2024	2023
SALES, NET	$501	$617
COST OF SALES	66,806	787
GROSS PROFIT	(66,305)	(170)

OPERATING EXPENSES	8,437,425	7,451,439

LOSS FROM OPERATIONS	(8,503,730)	(7,451,609)

OTHER INCOME (EXPENSE)
Loss on investment	(1,336)	(8,485)
Other income, net	263,782	(1,501,843)
Interest income (expense), net	126,000	411,677
TOTAL OTHER INCOME (EXPENSE), NET	388,446	(1,098,651)

NET LOSS FROM CONTINUING OPERATIONS	$(8,115,284)	$(8,550,260)
NET LOSS FROM DISCONTINUED OPERATIONS	(3,775,559)	(9,932,620)
NET LOSS	$(11,890,843)	$(18,482,880)

INDUCED CONVERSIONS OF PREFERRED STOCK	-	(152,500)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS FROM CONTINUING OPERATIONS	(8,115,284)	(8,702,760)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS FROM DISCONTINUED OPERATIONS	(3,775,559)	(9,932,620)

NET LOSS PER SHARE-BASIC AND DILUTED
Continuing Operations	-	-
Discontinued Operations	-	-
TOTAL NET LOSS PER SHARE-BASIC AND DILUTED	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	479,695,594,133	429,919,440,601

See notes to consolidated financial statements.

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Series E Redeemable Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2023	14,722	$14,722,075	800	$800,000	339,741,632,384	$33,974,163	$29,045,802	$(43,613,941)	$20,206,024
Series E convertible preferred stock redeemed	(12,026)	(12,025,975)		-	-	-	22,222	-	22,222
Conversion of series E convertible preferred stock	(1,585)	(1,585,000)		-	15,850,000,000	1,585,000	-	-	1,585,000
Series D Convertible Preferred Stock exercised	-	-	(800)	(800,000)	8,000,000,000	800,000	-	-	-
Issuance of awarded stock	-	-	-	-	111,675,000,000	11,167,500	(11,167,500)	-	-
Induced conversions of preferred stock	-	-	-	-	-	-	(152,500)	-	(152,500)
Issuance of common stock for legal service	-	-	-	-	3,000,000,000	300,000	(150,000)	-	150,000
Stock-based compensation expense	-	-	-	-	-	-	3,430,250	-	3,430,250
Net loss	-	-	-	-	-	-	-	(18,482,880)	(18,482,880)
Balance – December 31, 2023	1,111	$1,111,100	-	-	478,266,632,384	$47,826,663	$21,028,274	$(62,096,821)	$6,758,116
Issuance of awarded stock	-	-	-	-	3,000,000,000	300,000	(300,000)	-	-
Stock-based compensation expense	-	-	-	-	-	-	4,619,500	-	4,619,500
HCWC Spin-Off	-	-	-	-	-	-	-	(1,047,931)	(1,047,931)
Net loss	-	-	-	-	-	-	-	(11,890,843)	(11,890,843)
Balance – December 31, 2024	1,111	$1,111,100	-	$-	481,266,632,384	$48,126,663	$25,347,774	$(75,035,595)	$(1,561,158)

See notes to consolidated financial statements.

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2024(a)	2023(a)
OPERATING ACTIVITIES:

Net loss	$(11,890,843)	$(18,482,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,135,228	1,492,261
Change in allowance for credit losses	-	15,425
Loss on disposal of assets	-	2,073
Loss on notes receivable settlement	-	10,931
Loss on vendor settlement	-	91,291
Issuance common stocks for services	-	150,000
Gain on sale of building	(205,146)	-
Amortization of right-of-use asset	2,475,136	2,590,325
Loss on investment	1,336	8,485
Write-down of obsolete and slow-moving inventory	1,966,472	2,471,653
Stock-based compensation expense	4,619,500	3,430,250
Change in contingent consideration	-	(774,900)
Non-cash interest expense	72,250	32,000
Loss on warrant liability extinguishment	1,888,889	-
Impairment of Goodwill	-	6,104,000
Changes in operating assets and liabilities:
Accounts receivable	(253,460)	(87,781)
Inventories	(1,907,935)	(2,032,838)
Prepaid expenses and vendor deposits	1,283,098	(177,374)
Due from related party	(296,178)	-
Other current assets	27,898	1,068,610
Other assets	42,347	(145,189)
Accounts payable and accrued liabilities	(82,853)	1,974,429
Contract liabilities	(156,904)	(21,604)
Lease liability	(2,374,464)	(2,458,303)
NET CASH USED IN OPERATING ACTIVITIES	(3,655,629)	(4,739,136)

INVESTING ACTIVITIES:
Payment for acquisition	(5,475,000)	(750,000)
Proceeds from sale of Saugerties building	749,000	-
Collection of note receivable	-	178,294
Purchases of patent	-	(12,500)
Purchases of property and equipment	(192,865)	(184,349)
NET CASH USED IN INVESTING ACTIVITIES	(4,918,865)	(768,555)

FINANCING ACTIVITIES:
Proceeds from acquisition loan	7,500,000	-
Payments for deferred offering costs	-	(833,767)
Principal payments on loan payable	(349,082)	(558,095)
Proceeds from security purchase agreement	1,700,000	-
Due to related party	486,446	-
Net transfers to HCWC related to Spin-Off	(4,650,389)	-
Payment for series E preferred stock redemption	-	(12,003,753)
Payment of induced conversions of preferred stock	-	(152,500)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,686,975	(13,548,115)

NET DECREASE IN CASH AND RESTRICTED CASH	(3,887,519)	(19,055,806)
CASH AND RESTRICTED CASH — BEGINNING OF YEAR	5,634,318	24,690,124
CASH AND RESTRICTED CASH — END OF YEAR	$1,746,799	$5,634,318

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$497,028	$205,449
Cash paid for income tax	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with series E preferred stock conversion	$-	$1,585,000
1% stated value reduction on preferred stock redemption	-	22,222
Non-cash deferred offering cost	-	335,001
Issuance of promissory note in connection with acquisition	$-	$718,000
Lease acquired	$4,609,608	$1,325,409

(a)	The cash flows related to discontinued operations have not been segregated. Accordingly, the Consolidated Statements of Cash Flows include the results of continuing and discontinued operations. See Note 2 for cash flows related to Discontinued Operations.

See notes to consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

Organization

Healthier Choices Management Corp. (the “Company” or “HCMC”) is a holding company focused on monetizing its intellectual property through royalty and licensing agreements, facilitated by its wholly owned subsidiary, HCMC Intellectual Property Holdings, LLC. HCMC’s IP portfolio includes patents related to innovative products, such as the Q-Cup and Imitine, which the company actively markets. HCMC is engaged in litigation against prominent tobacco industry player R.J. Reynolds, asserting claims of patent infringement.

The Company administers and intends to augment its intellectual property portfolio via its wholly owned subsidiary, HCMC Intellectual Property Holdings, LLC.

The Company continues to promote its patented Q-Cup™ technology directly to consumers in the vaping market. This cutting-edge design includes a small quartz cup that users can fill with cannabis or CBD concentrate. Once placed in a Q-Cup™ Tank or Globe, the cup is heated externally without direct contact with the concentrate. This innovative approach provides greater efficiency and a convenient solution for consumers who vape concentrates for both medicinal and recreational use.

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

HCWC distributed all the outstanding shares of Common Stock held by it on a pro rata basis to holders of HCMC’s common stock (the “Distribution”). For each 208,632 shares of HCMC common stock held as of 5:00 p.m., Eastern Daylight Time (EDT), on September 9, 2024, the record date for the Spin-Off (the “Record Date”), a HCMC stockholder was entitled to receive one share of Class A common stock and three shares of Class B common stock. The Distribution was made in book-entry form by a distribution agent as soon as practicable after the date of the Distribution.

As a result of the Spin-Off, the operating results for the HCWC business through the date of the Spin-Off are reported in Loss from Discontinued Operations in the Consolidated Statements of Operations for all periods presented. In addition, the related assets and liabilities are reported as Assets and Liabilities of Discontinued Operations on the Consolidated Balance Sheets for year ended December 31, 2023. Unless otherwise noted, all amounts and disclosures included in the Notes to Consolidated Financial Statements reflect only the Company’s continuing operations. For additional information, see Note 2, “Discontinued Operations.”

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

Following the Spin-Off, the Company entered into several agreements with HCWC that govern the relationship of the parties. These agreements include:

●	a Separation Agreement (“SA”) that will set forth HCWC’s and the Company’s agreements regarding the principal actions that both parties will take in connection with the Spin-Off and aspects of our relationship following the Spin-Off;
●	a Transition Services Agreement pursuant to which HCWC and the Company will provide each other specified services on a transitional basis to help ensure an orderly transition following the Spin-Off.
●	a Tax Matters Agreement that will govern the respective rights, responsibilities and obligations of HCWC and the Company after the Spin-Off with respect to all tax matters and will include restrictions to preserve the tax-free status of the Spin-Off; and
●	an Employee Matters Agreement that will address employment, compensation and benefits matters, including the allocation and treatment of assets and liabilities arising out of employee compensation and benefits programs in which our employees participated prior to the Spin-Off.

Under the terms of the transition services agreement, HCMC will provide to HCWC, on a transitional basis, certain services or functions, including information technology, accounting, human resources, and payroll functions. Generally, these services will be provided for a period of up to one year following the Spin-Off. Consideration and costs for the transition services will be determined using several billing methodologies as described in the agreements, including customary billing and pass-through billing. Costs for transition services provided to HCWC are recorded within the Consolidated Statements of Operations based on the nature of the services. Following the Spin-Off, the Company recognized a reduction of costs of $0.4 million for services provided to HCWC in the third and fourth quarters of 2024 pursuant to the transition services agreement.

Financial Information of Discontinued Operations

Net Loss from Discontinued Operations in the Consolidated Statements of Operations reflects the financial results of the HCWC and includes allocation of general corporate overhead expense of the Company.

The following table summarizes the significant line items included in Net Loss from Discontinued Operations, in the Consolidated Statements of Operations for the thirty-six-week period ended September 13, 2024 and for the twelve months ended December 31, 2023:

	Thirty-Six-Week Period Ended September 13, 2024	Twelve Months Ended December 31, 2023
SALES, NET	$46,349,908	$55,689,793
COST OF SALES	28,691,071	35,341,569
GROSS PROFIT	17,658,837	20,348,224

OPERATING EXPENSES, NET
Selling, general and administrative	19,212,986	24,768,293
Gain on sale of asset	(205,146)	-
Impairment of intangible assets	-	6,104,000
TOTAL OPERATING EXPENSES, NET	19,007,840	30,872,293

LOSS FROM OPERATIONS	(1,349,003)	(10,524,069)

OTHER INCOME (EXPENSE)	(2,426,556)	591,449

NET LOSS FROM DISCONTINUED OPERATIONS	$(3,775,559)	$(9,932,620)

The information presented as discontinued operations on the Consolidated Balance Sheets includes certain assets and liabilities that were transferred to HCWC pursuant to the Separation agreements.

There were no assets or liabilities classified as discontinued operations as of December 31, 2024. The following table summarizes the carrying value of the significant classes of assets and liabilities classified as discontinued operations as of December 31, 2023

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

The following table summarizes the significant operating cash and noncash items, capital expenditures and financing activities of discontinued operations for the period ended September 13, 2024 and December 31, 2023:

	Thirty-Six-Week Period Ended September 13, 2024	Twelve Months Ended December 31, 2023
Net loss	$(3,775,559)	$(9,932,620)
Depreciation and amortization	1,069,958	1,431,816
Loss on warrant liability extinguishment	1,888,889	-
Gain on sale of building	(205,146)	-
Non-cash interest expense	72,250	32,000
Change in allowance for credit losses	-	15,425
Loss on vendor settlement	-	91,291
Amortization of right-of-use asset	2,381,131	2,570,202
Write-down of obsolete and slow-moving inventory	2,032,995	2,471,653
Change in contingent consideration	-	(774,900)
Impairment of goodwill	-	6,104,000
Accounts receivable	(253,460)	(88,366)
Inventories	(2,000,669)	(2,032,996)
Prepaid expenses and vendor deposits	(48,693)	(92,016)
Other current assets	20,520	140,801
Due from related party	(2,736,272)	(1,416,638)
Other assets	(83,482)	(16,090)
Accounts payable and accrued expenses	998,829	1,430,867
Contract liabilities	(156,904)	(21,604)
Lease liability	(2,280,459)	(2,438,179)
NET CASH USED IN OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS	(3,076,072)	(2,525,354)

Payment for acquisition	(5,475,000)	(750,000)
Proceeds from sale of Saugerties building	749,000	-
Purchases of property and equipment	(145,680)	(179,623)
NET CASH USED IN INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS	(4,871,680)	(929,623)

Proceeds from security purchase agreement	1,700,000	-
Proceeds from acquisition loan	7,500,000	-
Principal payments on loan payable	(349,082)	(558,095)
Due from related party	(1,819,570)	-
Net transfers to HCWC related to Spin-Off	(506,176)	3,415,081
NET CASH PROVIDED BY FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS	6,525,172	2,856,986

NET DECREASE IN CASH	$(1,422,580)	$(597,991)

NOTE 3. GOING CONCERN AND MANAGEMENT’S PLANS

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

As of December 31, 2024, the Company had cash of approximately $1.2 million and negative working capital of $0.7 million. Management has made plans to reduce certain costs and raise needed capital, however there can be no assurance the Company can successfully implement these plans. The Company anticipates its current cash and cash generated from operations will not be sufficient to meet projected operating expenses for the foreseeable future through at least twelve months from the issuance of the consolidated financial statements.

The Company has incurred recurring net losses and operations have not provided cash flows. In view of these matters, there is substantial doubt about our ability to continue as a going concern. In order to improve the Company’s liquidity position, management’s plans include significantly reducing the use of outside consultants, which would result in a reduction of over $1,000,000 in general and administrative expenses savings based on the actual spend for the year ended December 31, 2024.

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

NOTE 4. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements are prepared in accordance with GAAP. The consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of the financial statement date.

On September 13, 2024, the Company completed the previously announced separation and distribution of its grocery segment and wellness centers into an independent publicly traded company, and the historical results of the grocery segment and wellness centers have been reflected as discontinued operations in the Company’s consolidated financial statements for all periods prior to the separation and distribution. Assets and liabilities associated with the grocery segment are classified as assets and liabilities of discontinued operations in the Company’s Consolidated Balance Sheets. Additional disclosures regarding the separation and distribution are provided in Note 2.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, HCMC Intellectual Property Holdings, LLC, and The Vape Store, Inc. (“Vape Store”). All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, the information in the notes to the Consolidated Financial Statements refer only to HCMC’s continuing operations.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the operating decision makers, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company operates as a single reportable segment, as the chief operating decision maker (“CODM”, the Company’s Chief Executive Officer, Jeffrey Holman) reviews financial performance and makes decisions on a consolidated basis.

Use of Estimates in the Preparation of the Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of net revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include inventory provisions, useful lives and impairment of long-lived assets, and deferred taxes and related valuation allowances. Certain of management’s estimates could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and records adjustments when necessary.

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

A summary of the financial institutions that had a cash in excess of FDIC limits of $250,000 as of December 31, 2024 and 2023 is presented below:

	December 31, 2024	December 31, 2023
Total cash and cash equivalents in excess of FDIC limits	$943,567	$3,402,782

The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests, as deposits are held in excess of federally insured limits. The Company has not experienced any losses in such accounts.

The following table provides a reconciliation of cash and restricted cash to amounts shown in consolidated statements of cash flow:

	December 31, 2024	December 31, 2023
Cash	$1,193,567	$3,658,506
Restricted cash	553,232	553,232
Total cash and restricted cash	$1,746,799	$4,211,738

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 or 2023. The Company had no uncertain tax positions as of December 31, 2024 and 2023.

Leases

Operating lease liabilities are recognized at the lease commencement date based on the present value of the fixed lease payments using the Company’s incremental borrowing rates. Related lease right-of-use (“ROU”) assets are recognized based on the initial present value of the fixed lease payments, reduced by contributions from landlords, plus any prepaid rent and direct costs from executing the leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease payments are recognized as lease expense as they are incurred.

The Company did not have finance leases in year 2024 and 2023. If the Company enters into a finance lease in the future, it will be accounted for in accordance with ASC Topic 842, Leases.

Stock-Based Compensation

The Company accounts for stock-based compensation for employees and directors under ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). These standards define a fair value-based method of accounting for stock-based compensation. In accordance with ASC 718, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using an appropriate valuation model, whereby compensation cost is the fair value of the award as determined by the valuation model at the grant date. The resulting amount is charged to expense on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. The Company recognize forfeitures as they occur.

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

Business Combination

The Company applies the provisions of ASC Topic 805, Business Combinations (“ASC 805”) in the accounting for acquisitions of businesses. ASC 805 requires the Company to use the acquisition method of accounting by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, and measured at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the aforementioned amounts. Acquisition-related expenses were expensed as incurred and recorded in selling, general, and administrative expenses in the consolidated statements of operations.

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

On November 27, 2023, FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which requires public entities to consider relevant qualitative and quantitative factors when determining whether segment expense categories and amounts are significant, and identify segment expenses on the basis of amounts that are regularly provided to CODM, and included in reported segment profit or loss. The ASU is effective for fiscal years beginning after December. 15, 2023, and interim periods within fiscal years beginning after December. 15, 2024. The Company does not believe this will have a material impact on the consolidated financial statements. The Company adopted this standard effective January 1, 2024, applying it retrospectively to all periods presented. As the Company has one reportable segment, the adoption had no material impact on the Company’s consolidated financial statements, but resulted in additional expense disclosures and reconciliations in the financial statement footnotes. See Note 5 for details.

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

NOTE 5. SEGMENT INFORMATION

In accordance with FASB ASC 280 Segment Reporting, the Company operates as a single reporting segment. The Company’s corporate general and administrative costs are not segment specific. As a result, all corporate operating expenses are not managed on a segment basis.

The Company adopted ASU 2023-07 effective January 1, 2024, on a retrospective basis. As the Company operates as a single reportable segment, the adoption did not have an impact on the Company’s consolidated financial statements. However, it did result in enhanced disclosures related to segment expenses and reconciliations to consolidated totals. Specifically, the Company has begun disclosing segment-specific expenses that are regularly reviewed by the CODM (the Company’s Chief Executive Officer Jeffrey Holman) in accordance with the new standard. This adoption did not have an impact on the Company’s consolidated financial statements.

The following table summarizes the significant segment expenses on continuing basis:

	For the Years Ended December 31,
	2024	2023
Depreciation and Amortization	$58,196	$57,527
Other operating expense	4,202	11,609
Total significant reporting segment expenses	$62,398	$69,136
Unallocated amount	8,375,027	7,382,303
Consolidated reporting segment expense	$8,437,425	$7,451,439

The following table summarizes the reconciliations of reportable segment profit or loss and assets to the Company’s consolidated totals on continuing basis:

	For the Years Ended December 31,
	2024	2023
Segment net operating income (loss)	$(128,703)	$(69,306)
Unallocated amount	(8,375,027)	(7,382,303)
Consolidated loss from operation	$(8,503,730)	$(7,451,609)

	2024	2023
Total reporting segment assets	$195,935	$341,934
Unallocated amount	2,024,514	5,948,088
Consolidated total assets	$2,220,449	$6,290,022

NOTE 6. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following:

	December 31, 2024	December 31, 2023
Furniture and fixtures	90,919	90,919
Computer hardware & equipment	50,522	48,337
Other	53,056	8,056
Property and equipment, gross	194,497	147,312
Less: accumulated depreciation and amortization	(113,956)	(88,699)
Total property, plant, and equipment	$80,541	$58,613

The Company incurred approximately $25,000 and $21,000 of depreciation expense for the years ended December 31, 2024 and 2023, respectively.

NOTE 7. INTANGIBLE ASSET

The Company’s intangible assets consist of patents and capitalized legal fees related to the patents. Intangible assets, net are as follows:

December 31, 2024	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent	10 years	397,165	(239,014)	158,151
Intangible assets, net		$397,165	$(239,014)	$158,151

December 31, 2023	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	10 years	397,165	(199,002)	198,163
Intangible assets, net		$397,165	$(199,002)	$198,163

Amortization expense was approximately $40,000 and $39,000 for the years ended December 31, 2024 and 2023, respectively.

The weighted-average remaining amortization period of the Company’s amortizable intangible assets is approximately 5 years as of December 31, 2024. The estimated future amortization of the intangible assets is as follows:

For the years ending December 31,
2025	$39,124
2026	38,180
2027	32,564
2028	23,333
2029	12,475
Thereafter	12,475
Total	$158,151

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

HCWC Spin-off

On September 13, 2024, the Company completed the spinoff of HCWC, a former subsidiary. As part of this transaction, Healthy Choice Markets V, LLC (the subsidiary holding Ellwood Thompson’s net assets, including inventory, intangible assets, operating lease rights/liabilities, and goodwill) were transferred to HCWC. Consequently, the net assets acquired in the Ellwood Thompson’s acquisition are no longer consolidated in HCMC’s financial statements as of the spin-off date.

NOTE 9. DEBT

Revolving Line of Credit

On November 3, 2021, the Company entered into an agreement for a new revolving line of credit of $2.0 million and a blocked/restricted deposit account (“blocked account”) with Professional Bank in Coral Gables, Florida. The agreement included a variable interest rate that it is based on a rate of 1.0% over what is earned on the collateral account. Based on the agreement with the bank, each draw request from the credit line will be 100% cash secured with moneys held from the blocked account. The outstanding balance was $453,232 as of December 31, 2024 and 2023, respectively. The line of credit expired in December 2024, and the Company paid off the credit line balance in full on January 3, 2025.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Employment Agreements

On August 13, 2018, the Company amended and restated its existing employment agreement with Jeffrey Holman, the Company’s Chief Executive Officer (the “Holman Employment Agreement”). The Holman Employment Agreement is for an additional three-year term and provides for an annual base salary of $450,000 and a target bonus for 2020 only in an amount ranging from 20% to 200% of his base salaries subject to the Company meeting certain earnings before interest, taxes depreciation and amortization performance milestones. Mr. Holman is entitled to receive severance payments, including two years of his then base salary and other benefits in the event of a change of control, termination by the Company without cause, termination for good reason by the executive or non-renewal by the Company. Mr. Holman was also granted 11 billion shares of restricted common stock pursuant to the Holman Employment Agreement Amendment on the condition that 11 billion of his options to purchase Company common stock are forfeited. This restricted stock will vest one year following the date of issuance provided that the grantee remains an employee of the Company through each applicable vesting date. On August 12, 2019, the Company agreed to extend the expiration date of the vesting period for the restricted stock by six months to February 13, 2020. On August 12, 2020, the Company agreed to extend for a second time the expiration date of the vesting period for the restricted stock by six months to February 13, 2021. The term of the employment agreement shall be automatically renewed for successive one-year terms unless notice of non-renewal is given by either party at least 30 days before the end of the Term.

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

On November 22, 2024, HCMC received a ruling from the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) denying an appeal of HCMC of a decision of the United States Patent and Trademark Office Patent Trial and Appeal Board (the “Board”) relating to the inter partes review of an HCMC patent. The Board had ruled that the previously granted HCMC patent that served as the basis of HCMC’s patent infringement action against Philip Morris USA, Inc. and Philip Morris Products S.A. was not patentable and denied of HCMC’s request to amend the claims if invalidity of the patent was affirmed.

There were two lawsuits in connection with alleged claimed battery defects for an electronic cigarette device. One has been dismissed by the court wherein the plaintiff settled with the Company’s insurance carrier with no economic impact to the Company. In the second lawsuit, as of December 31, 2023, the Company had reached an arrangement with the plaintiff to resolve the matter, limiting potential exposure to $1.5 million which was reflected in accounts payable and accrued expenses, representing management’s estimate of the probable settlement amount based on the current status of discussions. This arrangement was formalized by a signed agreement on July 1, 2024 and the Company accrued $1.5 million at June 30, 2024. As of December 31, 2024, the Company already paid $1.0 million, and the remaining balance of $500,000 was in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

On September 26, 2023, HCMC filed a patent infringement lawsuit against R.J. Reynolds Vapor Company (“RJR”) in the U.S. District Court for the Middle District of North Carolina in connection with HCMC’s assertions that RJR’s Vuse electronic cigarette infringes one of HCMC’s patents.

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations. As of December 31, 2024, with respect to legal costs, we record such costs as incurred.

NOTE 11. STOCKHOLDERS’ EQUITY

Equity Compensation Plans

The Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), awards grants to employees. On April 23, 2023, the Board of Directors (the “Board”) of HCMC approved the Second Amendment to the 2015 Equity Incentive Plan (the “Amended Plan”). The Amended Plan increased the number of shares of HCMC common stock authorized for issuance under the Amended Plan to 225,000,000,000 shares, and currently 22 billion shares are available for grant as of December 31, 2024.

The Company’s 2009 Equity Incentive Plan (the “2009 Plan”) awards grants to employees, non-employee directors and consultants in connection with their retention and/or continued employment by the Company. The 2009 Plan had no shares of common stock available for grant as of December 31, 2024.

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

As of December 31, 2024, 1,585 shares of Series E preferred stock were converted into 15,850,000,000 shares of common stock as a result of the Series E preferred stock conversion. 12,026 shares of Series E preferred stock were redeemed and approximately $12,004,000 was paid for redemption. As of December 31, 2024, 1,111 shares of Series E preferred stock remained outstanding.

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

On November 27, 2024, the Company entered into a Seventh Amendment to the Securities Purchase Agreement with its Series E Redeemable Convertible Preferred Stock purchasers, pursuant to which the Company and such parties agreed to amend the Completion Date to May 31, 2025.

Restricted Stock

On April 23, 2023, HCMC’s board of directors has approved the issuance of approximately 107,675,000,000 shares of restricted common stock to the employees and executive officers of HCMC. Each grant of restricted common stock commenced vesting of 12.5% of the award on February 1, 2024 and will vest in 12.5% increments on the last day of each calendar quarter thereafter through September 30, 2025.

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

The following table reflects the activity for all unvested restricted stocks during 2024:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2024	111,550,000,000	$11,155,000
Granted	3,000,000,000	300,000
Vested	(73,921,875,000)	(7,392,188)
Forfeited	-	-
Unvested at December 31, 2024	40,628,125,000	$4,062,812

Stock Options

A summary of option activity during the years ended December 31, 2024 and 2023 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Yrs.)	Aggregate Intrinsic Value

Outstanding, January 1, 2023	67,587,222,200	$0.0001	3	$-
Options granted	-	0.0001		-
Options forfeited or expired	-	0.0001		-
Outstanding, December 31, 2023	67,587,222,200	$0.0001	3	$-
Options granted	-	0.0001		-
Options exercised	-	0.0001		-
Options forfeited or expired	-	0.0001		-
Outstanding, December 31, 2024	67,587,222,200	$0.0001	2	-
Exercisable on December 31, 2024	67,587,222,200	$0.0001	2	$-

During the years ended December 31, 2024 and 2023, the Company recognized stock-based compensation expense of approximately $4,620,000 and $3,430,000, respectively, in connection with the amortization of restricted stocks and stock options. Stock-based compensation expense is included as part of selling, general and administrative expense in the accompanying consolidated statements of operations.

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

	December 31,
	2024	2023

Preferred stock	11,111,000,000	11,111,000,000
Stock options	67,587,222,200	67,587,222,200
Restricted stock	40,628,125,000	113,175,000,000
Total	119,326,347,200	191,873,222,200

NOTE 12. RELATED PARTY TRANSACTIONS

Prior to the Spin-Off, HCWC was a subsidiary of HCMC. After Spin-Off, HCWC operated as a separate, stand-alone company, accordingly has had various relationships with HCMC whereby HCMC provided services to HCWC as noted below. Related party transactions prior to the Spin-Off include allocation of general corporate expenses and cash advances between HCMC and HCWC.

Allocation of General Corporate Expenses

The Company provided human resources, accounting, payroll processing, legal and other managerial services to HCWC prior to the Spin-Off. The accompanying consolidated financial statements include allocations of these expenses. Following the Spin-Off, HCWC and HCMC entered into a TSA, under which both companies agreed to provide certain transitional services to one another to ensure smooth separation. These services are provided on a transitional basis and will continue for a period of up to one year following the Spin-Off.

Management adopted a proportional cost allocation method to allocate the shared expenses to HCWC. The allocation method calculates the appropriate share of overhead costs to HCWC based on management’s estimate that the sum of management time and resources spent managing HCWC is approximately equal to the amount of time and resources spent managing HCMC and its subsidiaries. As a result, 50% of HCMC overhead on a weighted average basis was allocated to HCWC based on the fact that management spent an equal amount of time managing both companies. The Company believes the allocation methodology used is reasonable and has been consistently applied, and results in an appropriate allocation of costs incurred. However, these allocations may not be indicative of the cost had HCWC been a stand-alone entity or of future services. HCMC allocated approximately $2.1 million and $2.5 million for the years ended December 31, 2024 and 2023, respectively. The pre Spin-Off allocated amount will not be cash settled and are included in the Net Parent’s Investment.

Investment in Subsidiary

For the thirty-six weeks ended September 13, 2024, the net operating expenses of $1.7 million incurred by HCMC on behalf of the HCWC was included in Investment in Subsidiary. For the year ended December 31, 2023, the net operating expenses of $2.5 million incurred by HCMC on behalf of HCWC, $0.8 million cash advance attributable to the Ellwood Thompson’ acquisition and $0.1 million HCMC loan payment on behalf of Green’s Natural Foods were included in the Investment in Subsidiary. Upon the Spin-Off, the Company wrote off the investment in subsidiary balance to retained earnings.

Intercompany Receivable and Payable

Prior to the Spin-Off, there was no intercompany agreement between the Company and HCWC. Management has determined those intercompany receivables and payables will be settled within twelve months after the balance sheet date. As a result, the Company’s intercompany balances are reflected as “due to” or “due from” accounts in the consolidated balance sheets. At the time of Spin-ff, the Company had a net receivable balance from HCWC in the amount of $1.2 million, and HCWC paid the balance in full to settle on the Spin-Off date of September 13, 2024. The Company had a net intercompany balance of $0.2 million and $3.8 million from HCWC as of December 31, 2024 and December 31, 2023, respectively.

NOTE 13. INCOME TAXES

Prior to the legal reorganization on September 13, 2024, HCMC included certain Carve-out entities in its consolidated tax reporting within the respective entity’s tax jurisdiction, and as a result, these entities did not file separate tax returns. Accordingly, the income tax provision reflected in these carve-out basis financial statements was determined using a method consistent with the standalone basis, as if the Carve-out business had been a separate taxpayer. As of December 31, 2024, all amounts related to the Company’s tax positions are recognized on the carve-out Balance Sheet. Income taxes are accounted for under the asset and liability method.

The Company did not have tax expense (benefit) at the U.S. statutory rate to the actual tax expense (benefit) reflected in the accompanying statement of operations:

	Year Ended December 31,
	2024	2023

U.S. federal statutory rate	$(1,704,209)	$(2,330,862)
State and local taxes, net of federal benefit	(351,765)	(482,302)
Change in valuation allowance	2,051,899	2,810,101
True-up & deferred adjustment	-	-
Other permanent items	4,075	2,509
Change in tax rate	-	-
Other	-	554
	$-	$-

As of December 31, 2024 and 2023, the Company’s deferred tax assets and liabilities consisted of the effects of temporary differences attributable to the following:

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating losses	$18,918,516	$16,766,937
Unrealized loss on investment	38,030	37,692
Accrued Expenses and Deferred Income	174,687	-
Charitable contribution	7,933	7,933
Stock based compensation	2,593,511	2,885,422
Net book value of intangible assets	5,841	5,133
UNICAP 263a Adjustment	16,860	-
ASC 842 - Lease Accounting	77,152	75,080
Total deferred tax assets	21,832,530	19,778,197

Deferred tax liabilities:
Net book value of fixed assets	(10,539)	(8,106)
Total deferred tax liabilities	(10,539)	(8,106)

Net deferred tax assets	21,821,991	19,770,091
Valuation allowance	(21,821,991)	(19,770,091)
Net deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the positive and negative evidence available, management has determined that a valuation allowance is required at December 31, 2024 and 2023 to reduce the deferred tax assets to amounts that are more likely than not to be realized. The Company’s valuation increased by approximately $2,052,00 and $2,810,00 for the tax years ended 2024 and 2023, respectively. Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax assets may be necessary.

At December 31, 2024 the Company had U.S. federal and state net operating loss carryforwards (“NOLs”) of $77.7 million and $59.9 million, respectively. Federal NOLs of $46.3 million expire beginning in 2030 through 2037 and $31.3 million do not expire and are subject to 80% of taxable income under Internal Revenue Code Section 172. Florida state NOLs of $36.3 million expire beginning in 2030 through 2037 and $23.5 million do not expire and maybe subject to income limitations under State statute. Utilization of our NOLs may be subject to an annual limitation under section 382 and similar state provisions of the Internal Revenue Code due to changes of ownership that may have occurred or that could occur in the future, as defined under the regulations.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. Among other provisions, the IRA includes a 15% corporate alternative minimum tax on applicable corporations and 1% excise tax on stock repurchases made after December 31, 2022. The IRA is not expected to have a material impact on the consolidated financial statements.

The Company files a federal income tax return and income tax return in Florida and the Company is generally no longer subject examinations by federal and Florida tax authorities for years before 2021.

NOTE 14. SUBSEQUENT EVENTS

On January 3, 2025, the Company fully repaid the outstanding balance of its credit line, including all accrued interest, for a total payment of $475,255.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	10-Q	11/16/15	3.1
3.1(a)	Certificate of Amendment to Certificate of Incorporation	8-K	3/03/17	3.1
3.1(b)	Certificate of Amendment to Certificate of Incorporation	S-1	7/10/15	3.2
3.1(c)	Certificate of Amendment to Certificate of Incorporation	S-4	12/11/15	3.2
3.1(d)	Certificate of Amendment to Certificate of Incorporation	8-K	2/2/16	3.1
3.1(e)	Certificate of Amendment to Certificate of Incorporation	8-K	3/9/16	3.1
3.1(f)	Certificate of Amendment to Certificate of Incorporation	8-K	6/1/16	3.1
3.1(g)	Certificate of Amendment to Certificate of Incorporation	8-K	8/5/16	3.1
3.1(h)	Certificate of Designation of Preferences, Rights And Limitations of Series D Convertible Preferred Stock	8-K	2/8/21	2.1
3.1(i)	Cancellation of Certificate of Designations	10-K	3/31/22	3.1(i)
3.2	Bylaws	8-K	12/31/13	3.4
10.2*	2015 Equity Incentive Plan	S-1	6/01/15	10.28
10.11*	Amendment to Vapor Corp. 2015 Equity Incentive Plan	S-8	2/8/17	4.2
10.12*	Form of Restricted Stock Award Agreement	8-K	8/20/18	10.4
10.13*	Second Amended and Restated Employment Agreement, entered into as of February 26, 2021 by and between the Company and Christopher Santi	8-K	3/5/21	10.1
10.14*	Third Amended and Restated Restricted Stock Agreement dated as of February 12, 2021 by and between Healthier Choices Management Corp. and Jeffrey Holman	10-K	3/8/21	10.12
10.17*	Third Amended and Restated Restricted Stock Agreement dated as of February 12, 2021 by and between Healthier Choices Management Corp. and Anthony Panariello	10-K	3/8/21	10.15
10.18*	Second Amended and Restated Employment Agreement, dated as of February 2, 2022 by and between the Company and John Ollet	8-K	2/2/22	10.1
10.20	Securities Purchase Agreement, dated as of August 18, 2022, by and between Healthier Choices Management Corp. and the purchasers named therein	8-K	8/18/2022	10.1
10.21	First Amendment to Securities Purchase Agreement, dated as of March 1, 2023, by and between Healthier Choices Management Corp. and the purchasers named therein	8-K/A	3/6/23	10.1
10.22	Second Amendment to Securities Purchase Agreement, dated as of May 15, 2023, by and between Healthier Choices Management Corp. and the purchasers named therein	8-K/A	5/19/23	10.1
10.23	Third Amendment to Securities Purchase Agreement, dated as of October 30, 2023, by and between Healthier Choices Management Corp. and the purchasers named therein	8-K/A	11/3/23	10.1
10.24	Fourth Amendment to Securities Purchase Agreement, dated as of February 20, 2024, by and between Healthier Choices Management Corp. and the purchasers named therein	8-K/A	2/23/24	10.1
10.25	Fifth Amendment to Securities Purchase Agreement, dated as of February 20, 2024, by and between Healthier Choices Management Corp. and the purchasers named therein	8-K/A	4/9/24	10.1
10.26	Sixth Amendment to Securities Purchase Agreement, dated as of February 20, 2024, by and between Healthier Choices Management Corp. and the purchasers named therein	8-K/A	7/29/24	10.1
10.27	Seventh Amendment to Securities Purchase Agreement, dated as of February 20, 2024, by and between Healthier Choices Management Corp. and the purchasers named therein	8-K/A	12/5/24	10.1
21.1	List of Subsidiaries				X
23.1	Consent of TAAD LLP				X
23.2	Consent of Marcum LLP				X
31.1	Certification of Principal Executive Officer (302)				X
31.2	Certification of Principal Financial Officer (302)				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer (906)				Furnished**
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Link base Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Link base Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Link base Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Link base Document				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

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

27

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2025.

Healthier Choices Management Corp.

By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Holman	Principal Executive Officer and Director	April 14, 2025
Jeffrey Holman

/s/ John A. Ollet	Chief Financial Officer	April 14, 2025
John A. Ollet	(Principal Financial and Accounting Officer)

/s/ Clifford J. Friedman	Director	April 14, 2025
Clifford J. Friedman

/s/ Anthony Panariello	Director	April 14, 2025
Anthony Panariello

28