Form 10-Q
period 2025-03-31
Healthier Choices Management Corp.
filed 2025-05-13
CIK 844856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	HCMC	OTC Pink Marketplace

As of May 13, 2025, there were 481,266,632,384 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TABLE OF CONTENTS

PAGE

PART I FINANCIAL INFORMATION	3

ITEM 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of March 31, 2025 (Unaudited) and December 31, 2024	3

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2025 and 2024 (Unaudited)	4

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity for the Three Months Ended March 31, 2025 and 2024 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	19

ITEM 4. Controls and Procedures	19

PART II OTHER INFORMATION	21

ITEM 1. Legal Proceedings	21

ITEM 1A. Risk Factors	21

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

ITEM 3. Defaults Upon Senior Securities	21

ITEM 4. Mine Safety Disclosures	21

ITEM 5. Other Information	21

ITEM 6. Exhibits	21

Signatures	23

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025 (Unaudited)	December 31, 2024

ASSETS
CURRENT ASSETS
Cash and cash equivalent	$1,175,540	$1,193,567
Inventories	39,092	40,460
Prepaid expenses and vendor deposits	120,063	161,563
Other current assets	3,085	-
Restricted cash	100,000	553,232
TOTAL CURRENT ASSETS	1,437,780	1,948,822

Property, plant, and equipment, net of accumulated depreciation	14,158	80,541
Intangible assets, net of accumulated amortization	188,495	158,151
Right of use asset – operating lease, net	3,669	4,435
Other assets	28,500	28,500
TOTAL ASSETS	$1,672,602	$2,220,449

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,020,832	$2,022,572
Line of credit	-	453,232
Operating lease liability, current	3,135	3,105
Due to related party	1,159,251	190,268
TOTAL CURRENT LIABILITIES	3,183,218	2,669,177

Operating lease liability, net of current	534	1,330
TOTAL LIABILITIES	3,183,752	2,670,507

COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)

CONVERTIBLE PREFERRED STOCK
Series E redeemable convertible preferred stock, $1,000 par value per share, 14,722 shares authorized, 1,111 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively; aggregate liquidation preference of $1.1 million as of March 31, 2025 and December 31, 2024, respectively.	1,111,100	1,111,100
STOCKHOLDERS’ EQUITY
Common Stock, $0.0001 par value per share, 750,000,000,000 shares authorized; 481,266,632,384 and 478,266,632,384 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	48,126,663	48,126,663
Additional paid-in capital	26,470,358	25,347,774
Accumulated deficit	(77,219,271)	(75,035,595)
TOTAL STOCKHOLDERS’ EQUITY	(2,622,250)	(1,561,158)

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$1,672,602	$2,220,449

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
SALES, NET	$1,780	$119

COST OF SALES	1,478	132

GROSS PROFIT	302	(13)

OPERATING EXPENSES	2,169,715	2,202,894

LOSS FROM OPERATIONS	(2,169,413)	(2,202,907)

OTHER INCOME (EXPENSE)
Loss on investment	-	(857)
Other income, net	(22,809)	-
Interest income (expense), net	8,546	44,080
TOTAL OTHER INCOME (EXPENSE), NET	(14,263)	43,223

NET LOSS FROM CONTINUING OPERATIONS	$(2,183,676)	$(2,159,684)
NET LOSS FROM DISCONTINUED OPERATIONS	-	(701,463)
NET LOSS	$(2,183,676)	$(2,861,147)

NET LOSS PER SHARE-BASIC AND DILUTED
Continuing Operations	-	-
Discontinued Operations	-	-
TOTAL NET LOSS PER SHARE-BASIC AND DILUTED	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	481,266,632,384	429,919,440,601

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

	Series E Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2025	1,111	$1,111,100	481,266,632,384	$48,126,663	$25,347,774	$(75,035,595)	$(1,561,158)
Stock-based compensation expense	-	-	-	-	1,122,584	-	1,122,584
Net loss	-	-	-	-	-	(2,183,676)	(2,183,676)
Balance – March 31, 2025	1,111	$1,111,100	481,266,632,384	$48,126,663	$26,470,358	(77,219,271)	$(2,622,250)

	Series E Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2024	1,111	$1,111,100	478,266,632,384	$47,826,663	$21,028,274	$(62,096,821)	$6,758,116
Stock-based compensation expense	-	-	-	-	1,126,751	-	1,126,751
Net loss	-	-	-	-	-	(2,861,147)	(2,861,147)
Balance – March 31, 2024	1,111	$1,111,100	478,266,632,384	$47,826,663	$22,155,025	$(64,957,968)	$5,023,720

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(2,183,676)	$(2,159,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,230	16,406
Loss on asset disposal	22,809	-
Loss on investment	-	857
Amortization of right-of-use asset	766	27,614
Stock-based compensation expense	1,122,583	1,126,751
Changes in operating assets and liabilities:
Inventories	1,369	29
Prepaid expenses and vendor deposits	41,500	359,820
Other current assets	(3,085)	8,285
Due from related party	2,399	948,083
Other assets	-	(4,076)
Accounts payable and accrued expenses	(1,740)	(122,015)
Lease liability	(766)	(27,614)
Cash used in operating activities, discontinued operations	-	(2,548,569)
NET CASH USED IN OPERATING ACTIVITIES	(984,611)	(2,374,113)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(47,185)
Cash used in investing activities, discontinued operations	-	(74,220)
NET CASH USED IN INVESTING ACTIVITIES	-	(121,405)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for deferred offering costs	-	(209,015)
Payment on line of credit	(453,232)	-
Investment to HCWC	-	(695,207)
Due to related party	966,584	-
Cash provided by financing activities, discontinued operations	-	2,223,455
NET CASH PROVIDED BY FINANCING ACTIVITIES	513,352	1,319,233

NET DECREASE IN CASH, CASH EQUIVALENT AND RESTRICTED CASH	(471,259)	(1,176,285)

CASH, CASH EQUIVALENT AND RESTRICTED CASH— BEGINNING OF PERIOD	1,746,799	5,634,318
CASH, CASH EQUIVALENT AND RESTRICTED CASH — END OF PERIOD	$1,275,540	$4,458,033

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$582	$104,505
Cash paid for income tax	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-cash deferred offering cost	$-	$475,101

See notes to unaudited condensed consolidated financial statements.

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

As a result of the Spin-Off, the operating results for the HCWC business through the date of the Spin-Off are reported in Net Loss from Discontinued Operations in the Condensed Consolidated Statements of Operations for all periods presented. In addition, the related assets and liabilities are reported as Assets and Liabilities of Discontinued Operations on the Condensed Consolidated Balance Sheets for year ended December 31, 2023. Unless otherwise noted, all amounts and disclosures included in the Notes to Condensed Consolidated Financial Statements reflect only the Company’s continuing operations. For additional information, see Note 2 Discontinued Operations of the condensed consolidated financial statements.

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

In connection with the Separation, the Company entered into several agreements with HCWC that govern the relationship of the parties following the Spin-Off. These agreements include:

●	a Separation Agreement that will set forth HCWC’s and the Company’s agreements regarding the principal actions that both parties will take in connection with the Spin-Off and aspects of our relationship following the Spin-Off;
●	a Transition Services Agreement pursuant to which HCWC and the Company will provide each other specified services on a transitional basis to help ensure an orderly transition following the Spin-Off.
●	a Tax Matters Agreement that will govern the respective rights, responsibilities and obligations of HCWC and the Company after the Spin-Off with respect to all tax matters and will include restrictions to preserve the tax-free status of the Spin-Off; and
●	an Employee Matters Agreement that will address employment, compensation and benefits matters, including the allocation and treatment of assets and liabilities arising out of employee compensation and benefits programs in which our employees participated prior to the Spin-Off.

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

Financial Information of Discontinued Operations

Net Loss from Discontinued Operations in the Condensed Consolidated Statements of Operations reflects the financial results of the HCWC and includes allocation of general corporate overhead expense of the Company.

The following table summarizes the significant line items included in Net Loss from Discontinued Operations, in the Consolidated Statements of Operations for the three months ended March 31, 2024:

Three Months Ended March 31, 2024
SALES, NET	$15,894,358

COST OF SALES	9,839,981

GROSS PROFIT	6,054,377

TOTAL OPERATING EXPENSES, NET	6,656,123

LOSS FROM OPERATIONS	(601,746)

OTHER INCOME (EXPENSE)	(99,717)

NET LOSS FROM DISCONTINUED OPERATIONS	$(701,463)

The information presented as discontinued operations on the Condensed Consolidated Balance Sheets includes certain assets and liabilities that were transferred to HCWC pursuant to the Separation agreements.

March 31, 2024

Cash and cash equivalents	$1,023,246
Accounts receivable, net	166,273
Inventories	4,110,427
Prepaid expenses and vendor deposits	172,673
Other current assets	85,828
Assets held for sale	543,854
Current Assets of Discontinued Operations	6,102,301

Property and equipment, net of accumulated depreciation	2,073,540
Goodwill	-
Intangible assets, net of accumulated amortization	3,948,844
Right of use asset - operating lease	10,696,929
Due from related party	4,701,086
Other assets	474,476
Other Assets of Discontinued Operations	$27,997,176

Accounts payable and accrued expenses	$3,650,737
Contract Liabilities	179,916
Current portion of loan payable	2,432,135
Lease liability, current	2,707,312
Current Liabilities of Discontinued Operations	8,970,100

Due from related party	-
Loan payable, net of current portion	2,221,462
Lease liability, net of current	7,823,748
Other Long-term Liabilities of Discontinued Operations	$19,015,310

There were no assets or liabilities classified as discontinued operations as of March 31, 2025 and December 31, 2024.

The following table summarizes the significant operating cash and noncash items, capital expenditures and financing activities of discontinued operations for the three months ended March 31, 2024:

Three Months Ended March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(701,463)
Depreciation and amortization	363,141
Amortization of debt discount	18,841
Amortization of right-of-use asset	715,633
Write-down of obsolete and slow-moving inventory	743,419
Accounts receivable	(38,102)
Inventories	(691,628)
Prepaid expenses and vendor deposits	2,297
Other current assets	(28,986)
Due to related party	(948,083)
Other assets	(7,420)
Accounts payable and accrued expenses	(1,269,675)
Contract liabilities	(27,597)
Lease liability	(678,946)
NET CASH USED IN OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS	(2,548,569)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(74,220)
NET CASH USED IN INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS	(74,220)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from security purchase agreement	1,700,000
Principal payments on loan payable	(171,752)
Investment from parent company	695,207
NET CASH PROVIDED BY FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS	2,223,455

NET DECREASE IN CASH FROM DISCONTINUED OPERATIONS	$(399,334)

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

The Company currently and historically has reported net losses and cash outflows from operations. As of March 31, 2025, the Company had cash and cash equivalent of approximately $1.2 million and negative working capital of $1.8 million. The Company’s liquidity needs through March 31, 2025 have been satisfied through financing agreement with private lenders.

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

On September 13, 2024, the Company completed the previously announced separation and distribution of its grocery segment and wellness centers into an independent publicly traded company, and the historical results of the grocery segment and wellness centers have been reflected as discontinued operations in the Company’s condensed consolidated financial statements for all periods prior to the separation and distribution. Assets and liabilities associated with the grocery segment are classified as assets and liabilities of discontinued operations in the Company’s Condensed Consolidated Balance Sheets. Additional disclosures regarding the separation and distribution are provided in Note 2. Unless otherwise indicated, the information in the notes to the Condensed Consolidated Financial Statements refer only to HCMC’s continuing operations.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2025. The condensed consolidated balance sheet as of December 31, 2024 was derived from the Company’s audited 2024 financial statements contained in the above referenced Form 10-K, adjusted for the discontinued operations. Results of the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2024 Annual Report.

Reclassification

Certain amounts in the condensed consolidated financial statements and related notes have been reclassified to conform to the current year presentation. During the three months ended March 31, 2025, the Company reclassified internal-use software costs totaling $45,000 from Property, Plant, and Equipment to Intangible Assets to comply with ASC 350-40, Internal-Use Software. This reclassification reflects the Company’s determination that costs incurred during the application development stage of internal-use software meet the criteria for capitalization as intangible assets. The Company amortizes internal-use software on a straight-line basis over its estimated useful life of ten years. As of March 31, 2025, the net carrying amount of the reclassified software is $40,125. This reclassification does not impact the Company’s previously reported net loss, earnings per share, or consolidated financial position.

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

A summary of the financial institution that had cash, cash equivalent and restricted cash in excess of FDIC limits of $250,000 on March 31, 2025 and December 31, 2024 is presented below:

	March 31, 2025	December 31, 2024
Total cash and cash equivalent in excess of FDIC limits of $250,000	$925,540	$943,567

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

The following table provides a reconciliation of cash, cash equivalent and restricted cash to amounts shown in unaudited condensed consolidated statements of cash flow:

	March 31, 2025	March 31, 2024
Cash and cash equivalent	$1,175,540	$1,193,567
Restricted cash	100,000	553,232
Total cash and restricted cash	$1,275,540	$1,746,799

Restricted Cash

The Company’s restricted cash consisted of cash balances which were restricted as to withdrawal or usage under the August 18, 2022 securities purchase agreement for the purpose of funding any amounts due under the Series E Certificate of Designation upon the redemption of the Series E Preferred Stock. The March 31, 2024 balance also included cash held in the collateral account to cover the cash draw from the line of credit.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2025	December 31, 2024
Furniture and fixtures	33,895	90,919
Computer hardware & equipment	50,522	50,522
Other	8,056	53,056
Property and equipment, gross	92,473	194,497
Less: accumulated depreciation and amortization	(78,315)	(113,956)
Total property, plant, and equipment	$14,158	$80,541

During the three months ended March 31, 2025, the Company reclassified $45,000 of internal-use software costs from the Other category within Property and Equipment to Intangible Assets to comply with ASC 350-40, Internal-Use Software. This reclassification reflects the Company’s determination that costs incurred during the application development stage of internal-use software meet the criteria for capitalization as intangible assets. The reclassification reduced the Other balance by $45,000, and accumulated depreciation by $4,875. The net carrying amount of the reclassified software as of March 31, 2025, is $40,125, which is now included in Intangible Assets (Note 7).

The Company incurred approximately $2,000 and $6,000 of depreciation expense for the three months ended March 31, 2025 and 2024, respectively.

NOTE 7. INTANGIBLE ASSETS

The Company’s intangible assets consist of patents and capitalized legal fees related to the patents. Intangible assets, net are as follows:

March 31, 2025	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent	10 years	$397,165	$(248,795)	$148,370
Internal-use software	10 years	45,000	(4,875)	40,125
Intangible assets, net		$442,165	(253,670)	188,495

December 31, 2024	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent	10 years	397,165	(239,014)	158,151
Intangible assets, net		$397,165	$(239,014)	$158,151

During the three months ended March 31, 2025, the Company reclassified $45,000 of internal-use software costs from Property and Equipment (Note 6) to Intangible Assets to comply with ASC 350-40, Internal-Use Software. Please refer to Note 6 Property and Equipment.

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense was approximately $11,000 for the three months ended March 31, 2025 and 2024, respectively. Future annual estimated amortization expense is as follows:

Years ending December 31,
2025 (remaining nine months)	$32,718
2026	42,680
2027	37,064
2028	27,833
2029	16,975
Thereafter	31,225
Total	$188,495

NOTE 8. DEBT

Revolving Line of Credit

On November 3, 2021, the Company entered into an agreement for a revolving line of credit of $2.0 million and a blocked/restricted deposit account (“blocked account”) with Professional Bank in Coral Gables, Florida. The agreement included a variable interest rate that it is based on a rate of 4.7% over what is earned on the collateral account. Based on the agreement with the bank, each draw request from the credit line will be 100% cash secured with moneys held from the blocked account. The line of credit expired in December 2024, and the Company paid off the credit line balance in full on January 3, 2025. The outstanding balances for the line of credit were $0.00 and $453,232 as of March 31, 2025 and December 31, 2024, respectively.

NOTE 9. STOCKHOLDERS’ EQUITY

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

Through March 31, 2025, 1,585 shares of Series E preferred stock have been cumulatively converted into 15,850,000,000 shares of common stock as a result of the Series E preferred stock conversion, and 12,026 shares of Series E preferred stock have been cumulatively redeemed, and approximately $12,004,000 has been paid for redemption. As of March 31, 2025, 1,111 shares of Series E preferred stock remained outstanding.

Pursuant to the Securities Purchase Agreement, purchasers of the Series E Convertible Preferred Stock will also be required to purchase Series A Convertible Preferred Stock of HCWC resulting from the Spin-Off of HCMC’s grocery and wellness businesses in the same subscription amounts that the Purchasers paid for the HCMC Series E Preferred Stock.

Stock Options and Restricted Stock

During the three months ended March 31, 2025 and 2024, no stock options of the Company were exercised into common stock.

The Company recognized stock-based compensation of approximately $1,123,000 and $1,127,000 during the three months ended March 31, 2025 and 2024, respectively in connection with amortization of restricted stock and stock options. Stock based compensation is included as part of total operating expenses in the accompanying unaudited condensed consolidated statements of operations.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of stock awards. For the three months ended March 31, 2025 and 2024, diluted EPS is the same as basic EPS because all potentially dilutive securities are anti-dilutive due to the net loss. Under GAAP, diluted EPS must be disclosed even when equal to basic EPS. All potentially dilutive securities were excluded from the diluted EPS calculation because their inclusion would have been anti-dilutive (i.e., reduce the loss per share), which is not permitted under GAAP.

The following table summarizes the Company’s securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	As of March 31,
	2025	2024
Preferred stock	11,111,000,000	11,111,000,000
Stock options	67,587,222,200	67,587,222,200
Restricted stock	26,543,750,000	95,590,625,000
Total	105,241,972,200	174,288,847,200

The following table sets forth the computation of basic and diluted earnings per share attributable to the Company’s stockholders.

	Three Months Ended March 31,
	2025	2024

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,183,676)	$(2,159,684)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES	481,266,632,384	429,919,440,601

BASIC AND DILUTED NET LOSS PER SHARE	$-	$-

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

There were two lawsuits in connection with alleged claimed battery defects for an electronic cigarette device. One has been dismissed by the court wherein the plaintiff settled with the Company’s insurance carrier with no economic impact to the Company. In the second lawsuit, as of December 31, 2023, the Company had reached an arrangement with the plaintiff to resolve the matter, limiting potential exposure to $1.5 million which was reflected in accounts payable and accrued expenses, representing management’s estimate of the probable settlement amount based on the current status of discussions. This arrangement was formalized by a signed agreement on July 1, 2024 and the Company has accrued $1.5 million at June 30, 2024. As of March 31, 2025, the Company already paid $1.3 million, and the remaining balance of $0.2 million was in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

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

On December 31, 2024, HCMC voluntarily dismissed the action in the Northern District of Georgia without prejudice and the case was terminated.

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations as of March 31, 2025. With respect to legal costs, we record such costs as incurred.

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

Allocation of General Corporate Expenses

The Company provided human resources, accounting, payroll processing, legal and other managerial services to HCWC prior to the Spin-Off. The accompanying condensed consolidated financial statements for three months ended March 31, 2024 include allocations of these expenses. Following the Spin-Off, HCWC and HCMC entered into a TSA, under which both companies agreed to provide certain transitional services to one another to ensure smooth separation. These services are provided on a transitional basis and will continue for a period of up to one year following the Spin-Off.

Management adopted a proportional cost allocation method to allocate the shared expenses to HCWC. The allocation method calculates the appropriate share of overhead costs to HCWC based on management’s estimate that the sum of management time and resources spent managing HCWC is approximately equal to the amount of time and resources spent managing HCMC and its subsidiaries. As a result, 50% of HCMC overhead on a weighted average basis was allocated to HCWC based on the fact that management spent an equal amount of time managing both companies. The Company believes the allocation methodology used is reasonable and has been consistently applied, and results in an appropriate allocation of costs incurred. However, these allocations may not be indicative of the cost had HCWC been a stand-alone entity or of future services. For the three months ended March 31, 2025, HCWC established its independent payroll system but continues to share certain staff with HCMC. HCMC and HCWC continue providing human resources, accounting, payroll processing, and other managerial services to each other based on the TSA. Management continued using 50% proportional cost allocation method to split the shared cost. HCWC directly funds its 50% share and records its 50% share as Operating Expenses in its financial statements.

Investment in Subsidiary

For the three months ended March 31, 2024, the net operating expenses of $0.7 million incurred by HCMC on behalf of HCWC were included in the Investment in Subsidiary. Upon Spin-Off, the Company wrote off the net investment in subsidiary balance to retained earnings.

Due to Related Party

Prior to the Spin-Off, there was no intercompany agreement between the Company and HCWC. Management has determined those intercompany receivables and payables will be settled within twelve months after the balance sheet date. As a result, the Company’s intercompany balances are reflected as “due to” or “due from” accounts in the consolidated balance sheets. At the time of Spin-ff, the Company had a net receivable balance from HCWC in the amount of $1.2 million, and HCWC paid the balance in full to settle on the Spin-Off date of September 13, 2024. The Company had a net Due to Related Party balance of $1.2 million and $0.2 million as of March 31, 2025 and December 31, 2024, respectively. The increased Due to Related Party balance was a result of continued funding from HCWC to HCMC to support HCMC’s operations during the transition period, as compliant with the agreements with HCWC. HCWC’s cash advances to HCMC are transitional, short-term, and repayable within 12 months.

Agreements with HCWC

The Company entered into several agreements with HCWC that, among other things, effect the separation and govern the relationship of the parties following the Spin-Off. These agreements include:

●	a Separation Agreement that will set forth HCMC’s and HCWC’s agreements regarding the principal actions that both parties will take in connection with the Spin-Off and aspects of our relationship following the Spin-Off;
●	a Transition Services Agreement pursuant to which HCMC and HCWC will provide each other specified services on a transitional basis to help ensure an orderly transition following the Spin-Off.
●	a Tax Matters Agreement (“TMA”) that will govern the respective rights, responsibilities and obligations of HCMC and HCWC after the Spin-Off with respect to all tax matters and will include restrictions to preserve the tax-free status of the Spin-Off; and
●	an Employee Matters Agreement (“EMA”) that will address employment, compensation and benefits matters, including the allocation and treatment of assets and liabilities arising out of employee compensation and benefits programs in which our employees participated prior to the Spin-Off.

Under the terms of the transition services agreement, the HCMC will provide to HCWC, on a transitional basis, certain services or functions, including information technology, accounting, human resources, and payroll functions. Generally, these services will be provided for a period of up to one year following the Spin-Off. Consideration and costs for the transition services will be determined using several billing methodologies as described in the agreements, including customary billing and pass-through billing. Costs for transition services provided by the former parent are recorded within the Consolidated Statements of Operations based on the nature of the services.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were available to be issued. Based upon this review, the Company identified the following subsequent event that would have required disclosure in the consolidated financial statements.

On April 11, 2025, the Company entered into an Eighth Amendment to the Securities Purchase Agreement with its Series E Redeemable Convertible Preferred Stock purchasers, pursuant to which the Company and such parties agreed to amend the Completion Date to October 31, 2025.

On April 11, 2025, the Company entered into an amendment to the line of credit agreement executed on November 7, 2024 with private lender, pursuant to which the Company and the private lender agreed to amend the Maturity Date from April 30, 2026 to December 31, 2026.

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

HCWC Spin-Off

On September 13, 2024, HCMC completed the Spin-off of our Grocery business into an independent publicly traded company HCWC. As a result, the operating results for the HCWC through the date of the Spin-off are reported in Net Loss from Discontinued Operations in the Consolidated Statements of Operations for all periods presented. In addition, the related assets and liabilities are reported as Assets and Liabilities of Discontinued Operations on the Consolidated Balance Sheets.

Unless otherwise noted, all amounts, percentages and discussion reflect only the results of operations and financial condition from our continuing operations.

Company Overview

Healthier Choices Management Corp. is a holding company focused on monetizing its intellectual property through royalty and licensing agreements, facilitated by its wholly owned subsidiary, HCMC Intellectual Property Holdings, LLC. HCMC’s IP portfolio includes patents related to innovative products, such as the Q-Cup and Imitine, which the company actively markets. In addition, HCMC is engaged in legal actions against R.J. Reynolds for patent infringement.

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

The Company currently and historically has reported net losses and cash outflows from operations. As of March 31, 2025, the Company had cash and cash equivalent of approximately $1.2 million and negative working capital of $1.7 million. The Company’s liquidity needs through March 31, 2025 have been satisfied through financing agreement with private lenders.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated Statements of Operations for the three months ended March 31, 2025 and 2024 that is used in the following discussions of our results of operations:

	Three Months Ended March 31,		2025 to 2024
	2025	2024	Change $
SALES, NET	$1,780	$119	$1,661

COST OF SALES	1,478	132	1,346

GROSS PROFIT	302	(13)	315

OPERATING EXPENSES	2,169,715	2,202,894	(33,179)

LOSS FROM OPERATIONS	(2,169,413)	(2,202,907)	33,494

OTHER INCOME (EXPENSE)
Loss on investment	-	(857)	857
Loss on Disposal of Asset	(22,809)	-	(22,809)
Interest income, net	8,546	44,080	(35,534)
TOTAL OTHER INCOME (EXPENSE), NET	(14,263)	43,223

NET LOSS	$(2,183,676)	$(2,159,684)	$(23,992)

Net sales and cost of sales were de minimis for the three months ended March 31, 2025 and 2024. The Company closed all its brick-and-mortar retail vape stores, as management had shifted its retail sales focus to the wholesale and online channel. The sales and cost of sales for the three months ended March 31, 2025 and 2024 continued to be significantly impacted by the inability to bring new products to market via distribution.

Total operating expenses of $2.2 million for the three months ended March 31, 2025 remained consistent with the same period in 2024.

Total other income (expense), net of $14,000 for the three months ended March 31, 2025 consists of $23,000 loss on asset disposal offset by net interest income of $9,000. Total other income (expense), net of $43,000 for the three months ended March 31, 2024 primarily consists of interest income of $44,000, and loss on investment of $1,000.

Liquidity and Capital Resources

The following table and the discussion present the Company’s cash activities on continuing basis for three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(984,611)	$174,456
Investing activities	-	(47,185)
Financing activities	513,352	(904,222)
Net decrease in cash from continuing operations	$(471,259)	$(776,951)
Net decrease in cash from discontinued operations	-	(399,334)
Total net decrease in cash	$(471,259)	$(1,176,285)

Our net cash used in operating activities of approximately $1.0 million for the three months ended March 31, 2025 resulted from a net loss of $2.2 million, offset by a non-cash adjustment of $1.2 million and a net cash change of $40,000 from changes in operating assets and liabilities. Our net cash provided by operating activities of approximately $0.2 million for the three months ended March 31, 2024 resulted from a net loss of $2.2 million, offset by a non-cash adjustment of $1.2 million and a net cash change of $1.2 million from changes in operating assets and liabilities.

There was no cash used in investing activities for the three months ended March 31, 2025. The net cash used in investing activities of $47,000 for the three months ended March 31, 2024 resulted from purchases of property and equipment.

The net cash provided by financing activities of $0.5 million for the three months ended March 31, 2025 is primarily due to $1.0 million net transfer from HCWC and $0.5 million cash payment of the credit line. Net cash used in financing activities of approximately $0.9 million for the three months ended March 31, 2024 is due to $0.7 million investment in HCWC and $0.2 million payment for deferred offering cost related with Spin-Off.

At March 31, 2025 and December 31, 2024, we did not have any material financial guarantees or other contractual commitments with vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. Most of our cash and cash equivalent are concentrated in one financial institution and is generally in excess of the FDIC insurance limit. The Company has not experienced any losses on its cash. The following table presents the Company’s cash position as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
Cash and cash equivalent	$1,175,540	$1,193,567
Total assets	$1,672,602	$2,220,449
Cash and cash equivalent as a percentage of total assets	70.3%	53.8%

The Company reported a net loss from continuing operation of $2.2 million for the three months ended March 31, 2025. The Company also had negative working capital of $1.8 million. The Company expects to continue incurring losses for the foreseeable future.

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

There have been no material changes to the Company’s critical accounting policies and estimates except allocation of corporate general expense as compared to the critical accounting policies and estimates described in the 2024 Annual Report, which we believe are the most critical to our business and the understanding of our results of operations and affect the more significant judgments and estimates that we use in the preparation of our condensed consolidated financial statements. Allocation of corporate general expenses to HCWC in year 2024 was a result of recently completed spin-Off of HCWC, which led to a reevaluation of how corporate general expenses were allocated. The Company adopted a proportional cost allocation method to allocate parent expense to the carve-out entity. There was no expense allocation for the three months ended March 31, 2025.

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

Evaluation of Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, did not carry out an evaluation on internal controls as of March 31, 2025 in regard to the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. As an evaluation was not carried out, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was ineffective as of March 31, 2025 and noted the material weaknesses as follows:

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

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of March 31, 2025 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Changes in Internal Controls over Financing Reporting

Except as detailed above, during the quarter ended March 31, 2025, there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There were two lawsuits in connection with alleged claimed battery defects for an electronic cigarette device. One had been dismissed by the court wherein the plaintiff settled with the Company’s insurance carrier with no economic impact to the Company. In the second lawsuit, as of December 31, 2023, the Company had reached an arrangement with the plaintiff to resolve the matter, limiting potential exposure of the Company to $1.5 million which was reflected in accounts payable and accrued expenses, representing management’s estimate of the probable settlement amount based on the current status of discussions. This arrangement was formalized by a signed agreement on July 1, 2024 and the Company has accrued $1.5 million at June 30, 2024. As of March 31, 2025, the Company already paid $1,300,000, and the remaining balance of $200,000 was reflected in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

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

On December 31, 2024, HCMC voluntarily dismissed the action in the Northern District of Georgia without prejudice and the case was terminated.

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations as of March 31, 2025. With respect to legal costs, we record such costs as incurred.

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

HEALTHIER CHOICES MANAGEMENT CORP.

Date: May 13, 2025	By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer

Date: May 13, 2025	By:	/s/ John Ollet
John Ollet
Chief Financial Officer

