Form 10-K
period 2025-12-31
Healthier Choices Management Corp.
filed 2026-03-27
CIK 844856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $48.1 million based on the June 30, 2025 closing price of $0.0001 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 527,156,418,606 shares outstanding as of March 27, 2026.

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

Our Improvements and Product Development on Intellectual Property

We have developed, trademarked and are preparing to commercialize additional products. We include product development expenses as part of our operating expenses. In October 2018, we announced the granting of three US patents related to our Q-Cup™ technology. This Q-Cup™ technology provides microdosing potentially more efficiency depending on the vaping method and an “on the go” solution for consumers who prefer to vape concentrates either medicinally or recreationally. In addition, we have a suite of patent applications pending in the United States. There is no assurance that we will be awarded patents for of any of these pending patent applications. From 2019 through December 31, 2025, the Company was granted 9 new patents related to electronic vaporizers.

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

On November 22, 2024, HCMC received a ruling from the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) denying an appeal of HCMC of a decision of the United States Patent and Trademark Office Patent Trial and Appeal Board (the “Board”) relating to the inter partes review of an HCMC patent. The Board had ruled that the previously granted HCMC patent that served as the basis of HCMC’s patent infringement action against Philip Morris USA, Inc. and Philip Morris Products S.A. was not patentable and denied of HCMC’s request to amend the claims if invalidity of the patent was affirmed. Consequently, this lawsuit was dismissed on December 31, 2024.

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

The Company currently and historically has reported net losses and cash outflows from operations. As of December 31, 2025, cash totaled approximately $1.1 million and negative working capital of $0.3 million. A significant improvement to the Company’s financial position occurred on December 31, 2025, when the Company settled $4.0 million of intercompany debt through the issuance of 43,889,786,222 shares of common stock to Healthy Choice Wellness Corp. (“HCWC”), a related party. This strategic debt-for-equity transaction eliminated a substantial current liability and significantly strengthened the Company’s balance sheet.

On November 7, 2024, the Company entered into a commitment letter with an investor establishing a $5 million revolving credit facility (the “Facility”). On April 11, 2025, the Company and the lender amended the agreement to extend the maturity date from April 30, 2026 to December 31, 2026. As of December 31, 2025, the Company had not drawn on this facility, leaving the full $5 million available for working capital purposes. The interest rate on any amount borrowed is 12% per annum.

Management has implemented and continues to pursue the following initiatives to address liquidity needs and support ongoing operations:

●	Debt Restructuring Success: The settlement of $4.0 million in debt through equity issuance has materially improved the Company’s financial position by eliminating a significant liability while preserving cash resources.

●	Credit Facility Availability: The undrawn $5 million credit facility provides immediate liquidity access through December 31, 2026, with funds available for working capital needs.

●	Revenue Initiatives: The Company is actively pursuing commercialization opportunities, including licensing negotiation, marketing and distribution with third party, and exploration of additional strategic partnerships for existing product lines.

●	Cost Management: Implementation of expense reduction measures, including optimization of consulting expenditures and operational efficiencies following the spin-off of HCWC.

●	Strategic Financing: Continued evaluation of additional financing alternatives, including potential equity offerings or strategic investments, to support growth initiatives and working capital requirements.

Based on the successful completion of the $4.0 million debt settlement, the availability of the $5 million credit facility, and management’s ongoing initiatives to commercialize products and manage expenses, the Company believes its existing cash resources and available credit will enable it to meet its obligations and capital requirements for at least the twelve months from the date these financial statements are issued. The success of these plans is dependent upon various factors, foremost being the ability to reduce outside consulting expenses and the ability to secure additional capital from outside investors. There can be no assurance that such plans will be successful.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity

We believe cybersecurity is of critical importance to our success. We are susceptible to a number of significant and persistent cybersecurity threats, including those common to most industries, operating in an industry characterized by a high volume of customer transactions and collection of sensitive data. These threats, which are constantly evolving, include data breaches, ransomware, and phishing attacks. We, and our vendors and suppliers, regularly face attempts by malicious actors to breach our security and compromise our information technology systems. A cybersecurity incident impacting us or any vendor or supplier could significantly disrupt our operations and result in damage to our reputation, costly litigation and/or government enforcement action. Accordingly, we are committed to maintaining robust cybersecurity and data protection and continuously evaluating the impact of cybersecurity threats, considering both immediate and potential long-term effects of these threats on our business strategy, operations, and financial condition.

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

As of March 27, 2026, there were approximately 1,400 stockholders of record for our common stock. A substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

As of March 27, 2026, the last reported sale price of our common stock on the OTC Pink Marketplace was $0.0001 per share.

We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on any of our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends in the foreseeable future. Future determination as to the declaration and payment of dividends, if any, will be at the discretion of our Board and will depend on the existing conditions, including our operating results, financial conditions, contractual restrictions, capital requirements, business prospects and other factors our Board may deem relevant.

On August 18, 2022, the Company entered into a Securities Purchase Agreement pursuant to which the Company sold and issued 14,722 shares of its Series E Redeemable Convertible Preferred Stock to institutional investors for $1,000 per share or an aggregate subscription of $13.25 million. The number of shares issued to each participant is based on subscription amount multiplied by conversion rate of 1.1111. As of December 31, 2025, 1,585 shares of Series E preferred stock were converted into common stock, and 12,026 shares of Series E preferred stock were redeemed. As of March 27, 2026, 1,111 shares of Series E Redeemable Convertible Preferred Stock remained outstanding.

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

Results of Operations

The following table sets forth our Consolidated Statements of Operations on a continuing basis for the years ended December 31, 2025 and 2024 which is used in the following discussions of our results of operations:

	For the Year Ended December 31,		2025 to 2024
	2025	2024	Change $
SALES	$2,979	$501	$2,478
COST OF SALES	30,920	66,806	(35,886)
GROSS PROFIT	(27,941)	(66,305)	38,364

OPERATING EXPENSES	7,005,006	8,437,425	(1,432,419)
LOSS FROM OPERATIONS	(7,032,947)	(8,503,730)	1,470,783

OTHER INCOME (EXPENSE)
Loss on investment	-	(1,336)	1,336
Other (expense) income, net	(19,739)	263,782	(283,521)
Interest income, net	34,741	126,000	(91,259)
TOTAL OTHER INCOME (EXPENSE), NET	15,002	388,446	(373,444)

NET LOSS FROM CONTINUING OPERATIONS	$(7,017,945)	$(8,115,284)	$1,097,339

Net sales and cost of sales were de minimis for the years ended December 31, 2025 and 2024. The Company closed all its brick-and-mortar retail vape stores, as management had shifted its retail sales focus to the wholesale and online channel. The Company wrote off approximately $66,600 obsolete inventory in year 2024 as a result of the retail store closure. The sales for the years ended December 31, 2025 and 2024 continued to be significantly impacted by the inability to bring new products to market via distribution.

Total selling, general and administrative expenses decreased $1.4 million from $8.4 million for the year ended December 31, 2024 to $7.0 million for the year ended December 31, 2025. The decrease was primarily due to a decrease in stock compensation.

Total other income (expenses), net of $15,000 for the year ended December 31, 2025 includes $20,000 other expense and offset by approximately $35,000 interest income. Total other income (expenses), net of $0.4 million for the year ended December 31, 2024 includes $0.3 million of other income and interest income of $0.1 million, offset by approximately $1,000 loss on investment.

Liquidity and Capital Resources

The following table and the discussion present the Company’s cash activities on continuing basis as of December 31, 2025 and December 31, 2024.

	For the year ended December 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(3,881,117)	$(579,557)
Investing activities	-	(47,185)
Financing activities	3,374,806	(1,838,197)
Net decrease in cash from continuing operations	$(506,311)	$(2,464,939)
Net decrease in cash from discontinued operations	-	(1,422,580)
Total net decrease in cash	$(506,311)	$(3,887,519)

Our net cash used in operating activities of $3.9 million for the year ended December 31, 2025 resulted from our net loss of $7.0 million and a net cash usage of $0.3 million from changes in operating assets and liabilities, and a non-cash adjustment of $3.4 million. Our net cash used in operating activities of $0.6 million for the year ended December 31, 2024 resulted from our net loss of $8.1 million and a net cash provided by changes in operating assets and liabilities of $2.8 million, and a non-cash adjustment of $4.8 million.

The net cash used in investing activities of $0 for the year ended December 31, 2025. The net cash used in investing activities of $47,000 for the year ended December 31, 2024 resulted from purchases of property and equipment.

The net cash provided by financing activities of $3.4 million for the year ended December 31, 2025 consists of $3.8 million cash proceeds from related party, and offset by $0.4 million payment of line of credit. The net cash used in financing activities of $1.8 million for the year ended December 31, 2024 is due to $4.1 million net transfer to HCWC related to Spin-Off and $2.3 million cash proceeds from related party.

At December 31, 2025 and December 31, 2024, we did not have any material financial guarantees or other contractual commitments with trade vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. The majority of our cash is concentrated in one large financial institution and are generally in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. The Company has not experienced any losses on its cash and cash equivalents. The following table presents the Company’s cash position on continuing basis as of December 31, 2025 and December 31, 2024.

	December 31, 2025	December 31, 2024

Cash	$1,140,488	$1,193,567
Total assets	$1,467,870	$2,220,449
Percentage of total assets	77.7%	53.8%

As of December 31, 2025, the Company had cash of $1.1 million and negative working capital of $0.3 million. The Company has incurred recurring net losses and operations have not provided cash flows. The Company expects to continue incurring losses for the foreseeable future.

In December 2025, the Company improved its liquidity position by settling approximately $4.0 million debt with a related party through equity issuance. This transaction eliminated a significant current liability and strengthened the Company’s balance sheet.

On November 7, 2024, the Company entered into a commitment letter with an investor that will allow the Company to draw up to $5 million from a revolving credit facility (the “Facility”) through August 31, 2025. Any advances will be used for working capital purposes. Any amounts borrowed pursuant to the Facility will be repayable in full on April 30, 2026 and the interest rate on the amounts borrowed is 12% per annum. On April 11, 2025, the Company and the lender amended the agreement to extend the maturity date from April 30, 2026 to December 31, 2026. The Company anticipates its current cash and its ability to draw from the $5 million credit line with private lender will be sufficient to meet projected operating expenses for the foreseeable future through at least twelve months from the issuance of the consolidated financial statements.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on our historical experience, knowledge of our business and industry, current and expected economic conditions, the attributes of our products, the regulatory environment, and in certain cases, the results of outside appraisals. These estimates include useful lives and impairment of long-lived assets, deferred taxes and related valuation allowances, allocation of corporate general expenses, the fair value determination of shares issued in the debt settlement, and the valuation of the assets and liabilities acquired in business combinations. We periodically re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Non-GAAP Financial Measures

The following discussion and analysis contain a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles (GAAP). Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternative to, net income, operating income, and cash flow from operating activities, liquidity or any other financial measures. Non-GAAP financial measures may not be indicative of the historical operating results of the Company, nor are they intended to be predictive of potential future financial results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP.

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

The following table presents the Company’s Adjusted EBITDA reconciliation on continuing basis as of December 31, 2025 and December 31, 2024.

	2025	2024
Reconciliation from net loss to adjusted EBITDA:
Operating loss	$(7,017,945)	$(8,115,284)
Interest expense	582	16,359
Depreciation and amortization	47,817	65,270
EBITDA	(6,969,546)	(8,033,655)
Stock-based compensation expense	3,395,528	4,619,500
Loss on investment	-	1,336
Other expense (income), net	19,739	(263,782)
Interest income	(35,323)	(142,359)
Adjusted EBITDA	$(3,589,602)	$(3,818,960)

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

Evaluation of Disclosure Controls and Procedures. Our management, including our Principal Executive Officer and Principal Financial Officer, did not carry out an evaluation on internal controls during the year ended December 31, 2025 in regard to the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. As an evaluation was not carried out, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the year ending December 31, 2025, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2025 and noted the material weaknesses as follows:

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

Our management concluded that considering internal control deficiencies, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of December 31, 2025 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Remediation Efforts

Following this assessment and during the twelve months ended December 31, 2025, we have undertaken an action plan to strengthen internal controls and procedures:

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

Item 9B. Other Information.

On February 1, 2026, the Company entered into a Stock Purchase and Satisfaction of Debt Agreement with a vendor to restructure approximately $1.3 million in outstanding accounts payable for past services. Under the terms of the agreement, the Company issued a non-interest bearing promissory note in the amount of $875,000 to the vendor. The remaining balance of the original obligation was satisfied through (i) the issuance of 2,000,000,000 shares of the Company’s common stock valued at $0.0001 per share, totaling $200,000, and (ii) the recharacterization of a portion of the obligation as part of a contingent fee arrangement related to ongoing patent litigation. The foregoing disclosure is being made in this Annual Report on Form 10-K in satisfaction of the Company’s reporting obligations under Form 8-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors as of December 31, 2025:

Name	Age	Position
Executive Officers:
Jeffrey Holman	58	Chief Executive Officer, Chairman and Director
John A. Ollet	63	Chief Financial Officer
Christopher Santi	55	President and Chief Operating Officer

Non-Employee Directors:
Clifford J. Friedman	64	Director
Dr. Anthony Panariello	66	Director

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

ITEM 11. Executive Compensation

The following information is related to the compensation paid, distributed or accrued by us for fiscal 2025 and 2024 to all Chief Executive Officers (principal executive officers) serving during the two years and the other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000. We refer to these individuals as our “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards(1) $	All Other Compensation ($)	Total

Jeffrey Holman	2025	396,017	-	-	-	396,017
Chief Executive Officer	2024	695,169			-	695,169

Christopher Santi	2025	188,615	-	-	-	188,615
President and Chief Operating Officer	2024	405,352	-		-	405,352

John Ollet	2025	146,751	-	-	-	146,751
Chief Financial Officer	2024	331,723			-	331,723

The above table represented the compensation directly paid by the Company. On September 13, 2024, HCMC completed the Spin-Off of its grocery segment into a separate publicly traded company HCWC. As part of the Spin-Off, HCMC and HCWC entered into a Transition Services Agreement (“TSA”), under which each company agreed to provide certain transitional support services to the other for a specified period to ensure an orderly separation. Throughout fiscal year 2024, certain executives of HCMC continued to provide services to both HCMC and HCWC while remaining employed and compensated by HCMC. Pursuant to the TSA, HCMC allocated $0.7 million of the total compensation costs for these executives to HCWC based on the time spent supporting HCWC’s business operations. The allocation covered base salary, annual incentives, benefits, and other applicable compensation elements.

In fiscal year 2025, the three executives continued serving for both HCMC and HCWC under the TSA, but HCMC and HCWC paid the executives directly for the service. For the fiscal year ended December 31, 2025, the aggregate base salary paid by HCWC to the Named Executive Officers listed above was approximately $0.8 million.

Named Executive Officer Employment Agreements

On August 13, 2018, the Company amended and restated its existing employment agreement with Jeffrey Holman, the Company’s Chief Executive Officer (the “Holman Employment Agreement”). The Holman Employment Agreement provides for an annual base salary of $450,000 and a target bonus only in an amount ranging from 20% to 200% of his base salaries subject to the Company meeting certain earnings before interest, taxes depreciation and amortization performance milestones. The Holman Employment Agreement automatically renews each year unless terminated by either party on 30 days’ prior notice. Mr. Holman is entitled to receive severance payments, including two years of his then base salary and other benefits in the event of a change of control, termination by the Company without cause, termination for good reason by the executive or non-renewal by the Company. The Term is automatically renewed for successive one-year terms unless notice of non-renewal is given by either party at least 30 days before the end of the Term. The current Term expired on August 13, 2025. The above description of the terms of the Holman Employment Agreement is not complete and is qualified by reference to the complete document.

On February 26, 2021, the Company entered into an amended and restated employment agreement (the “Santi Employment Agreement”) with the Company’s President and Chief Operating Officer, Christopher Santi. Pursuant to the Employment Agreement Amendment. Mr. Santi received a base salary of approximately $400,000 for 2024 and his salary has increased 10% in each subsequent year. The term is automatically renewed for successive one-year terms unless notice of non-renewal is given by either party at least 30 days before the end of the Term. The current Term expires on February 26, 2026. The above description of the terms of the Santi Employment Agreement is not complete and is qualified by reference to the complete document.

On February 2, 2022, the Company entered into a second amended and restated employment agreement (the “Ollet Employment Agreement”) with the Company’s Chief Financial Officer, John Ollet. Pursuant to the Employment Agreement Amendment, Mr. Ollet will continue to be employed as the Company’s Chief Financial Officer through February 14, 2025. Mr. Ollet received a base salary of approximately $300.000 for 2024 and his salary will increase 10% in each subsequent calendar year. The term is automatically renewed for successive one-year terms unless notice of non-renewal is given by either party at least 30 days before the end of the Term. The current Term expires on February 2, 2026. The above description of the terms of the Ollet Employment Agreement is not complete and is qualified by reference to the complete document.

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

Outstanding Awards at Fiscal Year End

Listed below is information with respect to unexercised options that have not vested, and equity incentive plan awards for each named executive officer outstanding as of December 31, 2025:

Outstanding Equity Awards at 2025 Fiscal Year-End

	Number of Shares Issued Under Stock Options	Number of Shares Issued Under Restricted Stock	Stock Options and Restricted Stock Exercise Price ($) Per Share of Stock	Expiration Date	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)
Jeffrey Holman	-	59,075,000,000	0.0001	8/13/2028	-	-
Jeffrey Holman	39,000,000,000	-	0.0001	2/1/2027	-	-
Christopher Santi	-	31,600,000,000	0.0001	8/13/2028	-	-
Christopher Santi	17,000,000,000	-	0.0001	2/1/2027	-	-
John Ollet	-	20,475,000,000	0.0001	8/13/2028	-	-
John Ollet	1,000,000,000	-	0.0001	12/9/2026	-	-
John Ollet	4,000,000,000	-	0.0001	8/30/2027	-	-

Director Compensation

Non-employee directors are paid an annual fee of $10,000 or $15,000, plus a fee of $1,000 and $1,500 for each meeting attended. The Company did not issue stock award to non-employee directors for the twelve months ended December 31, 2025. Because we do not pay any compensation to employee directors, Mr. Holman is omitted from the following table. Non-employee members of our Board of Directors were compensated for as follows:

Fiscal 2025 Director Compensation

Name	Fees Earned or Paid in Cash ($)

Dr. Anthony Panariello	$26,500
Clifford J. Friedman	$31,500

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

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by stockholders and the weighted average exercise price for such plans as of December 31, 2025.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth the number of shares of our common stock beneficially owned as of March 27, 2026, by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers and (iv) all of our executive officers and directors of as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Healthier Choices Management Corp., 3800 North 28th Way, Hollywood, Florida 33020.

Title of Class	Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
Directors and Executive Officers:
Common Stock	Jeffrey E. Holman (2)	56,300,000,000	10.68%
Common Stock	Christopher Santi (3)	30,225,000,000	5.73%
Common Stock	John Ollet (4)	19,725,000,000	3.74%
Common Stock	Dr. Anthony Panariello (5)	5,242,500,000	0.99%
Common Stock	Clifford J. Friedman (6)	5,500,000,000	1.04%
All directors and officers as a group 5 persons) (7)		116,992,500,000	22.18%

5% Stockholders:
Common Stock	Jeffrey E. Holman	56,300,000,000	10.68%
Common Stock	Christopher Santi	30,225,000,000	5.73%
Total:		86,525,000,000	16.41%

(1) Beneficial Ownership. Applicable percentages are based on 527,156,418,606 shares of common stock outstanding as of March 27, 2026. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, convertible notes and preferred stock currently exercisable or convertible or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. The table includes shares of common stock, options, warrants, and preferred stock exercisable or convertible into common stock and vested or vesting within 60 days. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. The table does not include: (i) restricted stock units that do not have the right to vote until they vest, and the shares are delivered or (ii) unvested options that do not vest within 60 days of the date listed above in this footnote.

(2) Holman. Chairman and Chief Executive Officer. Includes 39,000,000,000 vested options, 59,075,000,000 shares of vested restricted Common Stock.

(3) Santi. President and Chief Operation Officer. Includes 17,000,000,000 vested options, 31,600,000,000 shares of vested restricted Common Stock.

(4) Ollet. Chief Financial Officer. Includes 5,000,000,000 vested options. He also holds 20,475,000,000 shares of vested restricted Common Stock.

(5) Panariello. A director. Includes 1,000,000,000 vested options. He also holds 5,412,500,000 shares of vested restricted Common.

(6) Friedman. A director. Includes 990,000,000 vested options, 5,500,000,000 shares of vested restricted Common Stock.

(7) Directors and Executive Officers. Includes executive officers who are not Named Executive Officers under the SEC’s rules and regulations.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On September 13, 2024, HCWC was spun off from HCMC, becoming an independent, publicly traded company. In connection with the separation, the companies entered into a Transition Services Agreement, under which HCMC continues to provide certain administrative and executive management services to HCWC on a transitional basis. Generally, these services will be provided for a period of up to one year following the Spin-Off. HCWC reimburses HCMC for this portion of shared cost monthly. Following the Spin-Off, the Company recognized a reduction of costs of $0.4 million for services provided to HCWC pursuant to the transition services agreement for year ended December 31, 2024.

The Company had a net due to related party balance of $4.0 million and $0.2 million to HCWC as of December 31, 2025 and 2024, respectively. The increased due to related party balance was a result of continued funding from HCWC to HCMC to support HCMC’s operations during the transition period pursuant to the TSA.

On December 31, 2025, the Company settled a $4.0 million related party payable to HCWC, by issuing 43,889,786,222 shares of HCMC common stock to HCWC. The shares were issued at a contractual price of $0.00009 per share, extinguishing the $3,950,080 payable in full. Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Accordingly, the Company extinguished the payable at its carrying amount of $3,950,080, consistent with the principle that when fair value cannot be determined within reasonable limits in a related party context, defaulting to the recorded amount is appropriate. The substance of this transaction is a capital transaction, a conversion of intercompany funding to equity, not a gain-generating event, and therefore no gain was recognized.

Following the transaction, HCWC owns approximately 8% of the Company’s outstanding common stock. HCWC has the ability to exercise significant influence over the Company through common board representation and interchange of managerial personnel. Accordingly, HCWC accounts for its investment in the Company under the equity method of accounting.

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

Item 14. Principal Accounting Fees and Services.

Our Audit Committee pre-approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. All services related to audit fees and audit-related fees charged were pre-approved by the Audit Committee. It is noted that the tax services performed by independent third party were not approved by the Audit Committee. The following table shows the fees for the years ended December 31, 2025 and 2024.

	2025	2024
Audit (1)	$280,317	$561,000
Audit - Related	-	-
Tax	50,507	-
Other	-	-
Total	$330,824	$561,000

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

To the Stockholders and Board of Directors of

Healthier Choices Management Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Healthier Choices Management Corp. (the Company) as of December 31, 2025 and 2024 and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Diamond Bar, CA

March 27, 2026

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024

ASSETS
CURRENT ASSETS
Cash and cash equivalent	$1,140,488	$1,193,567
Accounts receivable, net	199	-
Inventories	36,148	40,460
Prepaid expenses and vendor deposits	62,891	161,563
Restricted cash	100,000	553,232
TOTAL CURRENT ASSETS	1,339,726	1,948,822

Property, plant, and equipment, net of accumulated depreciation	7,789	80,541
Intangible assets, net of accumulated amortization	119,026	158,151
Right of use asset – operating lease, net	1,329	4,435
Other assets	-	28,500
TOTAL ASSETS	$1,467,870	$2,220,449

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,588,935	$2,022,572
Line of credit	-	453,232
Operating lease liability, current	1,329	3,105
Due to related party	-	190,268
TOTAL CURRENT LIABILITIES	1,590,264	2,669,177

Operating lease liability, net of current	-	1,330
TOTAL LIABILITIES	1,590,264	2,670,507

COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)

CONVERTIBLE PREFERRED STOCK
Series E redeemable convertible preferred stock, $1,000 par value per share, 14,722 shares authorized, 1,111 shares issued and outstanding as of December 31, 2025 and 2024, respectively; aggregate liquidation preference of $1.1 million as of December 31, 2025 and 2024, respectively.	1,111,100	1,111,100
STOCKHOLDERS’ DEFICIT
Common Stock, $0.0001 par value per share, 750,000,000,000 shares authorized; 525,156,418,606 and 481,266,632,384 shares issued and outstanding as of December 31, 2025 and 2024, respectively.	52,515,642	48,126,663
Additional paid-in capital	28,304,404	25,347,774
Accumulated deficit	(82,053,540)	(75,035,595)
TOTAL STOCKHOLDERS’ DEFICIT	(1,233,494)	(1,561,158)

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$1,467,870	$2,220,449

See notes to consolidated financial statements.

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2025	2024
SALES, NET	$2,979	$501
COST OF SALES	30,920	66,806
GROSS PROFIT	(27,941)	(66,305)

OPERATING EXPENSES	7,005,006	8,437,425

LOSS FROM OPERATIONS	(7,032,947)	(8,503,730)

OTHER INCOME (EXPENSE)
Loss on investment	-	(1,336)
Other (expense) income, net	(19,739)	263,782
Interest income (expense), net	34,741	126,000
TOTAL OTHER INCOME (EXPENSE), NET	15,002	388,446

NET LOSS FROM CONTINUING OPERATIONS	$(7,017,945)	$(8,115,284)
NET LOSS FROM DISCONTINUED OPERATIONS	-	(3,775,559)
NET LOSS	$(7,017,945)	$(11,890,843)

NET LOSS PER SHARE-BASIC AND DILUTED
Continuing Operations	-	-
Discontinued Operations	-	-
TOTAL NET LOSS PER SHARE-BASIC AND DILUTED	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	481,266,632,384	479,695,594,133

See notes to consolidated financial statements.

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Series E Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2024	1,111	$1,111,100	478,266,632,384	$47,826,663	$21,028,274	$(62,096,821)	$6,758,116
Issuance of awarded stock	-	-	3,000,000,000	300,000	(300,000)	-	-
Stock-based compensation expense	-	-	-	-	4,619,500	-	4,619,500
HCWC Spin-Off	-	-	-	-	-	(1,047,931)	(1,047,931)
Net loss	-	-	-	-	-	(11,890,843)	(11,890,843)
Balance – December 31, 2024	1,111	$1,111,100	481,266,632,384	$48,126,663	$25,347,774	$(75,035,595)	$(1,561,158)
Stock-based compensation expense	-	-	-	-	3,395,528	-	3,395,527
Issuance of common stock for debt settlement	-	-	43,889,786,222	4,388,979	(438,898)	-	3,950,081
Net loss	-	-	-	-	-	(7,017,945)	(7,017,945)
Balance – December 31, 2025	1,111	$1,111,100	525,156,418,606	$52,515,642	$28,304,404	$(82,053,540)	$(1,233,494)

See notes to consolidated financial statements.

HEALTHIER CHOICES MANAGEMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2025	2024
OPERATING ACTIVITIES:

Net loss from continuing operations	$(7,017,945)	$(8,115,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,817	65,270
Loss on disposal of assets	22,809
Amortization of right-of-use asset	3,106	94,005
Loss on investment		1,336
Write-down of obsolete and slow-moving inventory	17,343	(66,523)
Stock-based compensation expense	3,395,528	4,619,500
Changes in operating assets and liabilities:
Accounts receivable	(199)	-
Inventories	(13,031)	92,734
Prepaid expenses and vendor deposits	98,672	1,331,791
Due from related party	(68,226)	2,440,094
Other current assets	-	7,378
Other assets	69,750	125,829
Accounts payable and accrued liabilities	(433,635)	(1,081,682)
Lease liability	(3,106)	(94,005)
Cash used in operating activities, discontinued operations	-	(3,076,072)
NET CASH USED IN OPERATING ACTIVITIES	(3,881,117)	(3,655,629)

INVESTING ACTIVITIES:
Purchases of property and equipment	-	(47,185)
Cash used in investing activities, discontinued operations	-	(4,871,680)
NET CASH USED IN INVESTING ACTIVITIES	-	(4,918,865)

FINANCING ACTIVITIES:
Due to related party	3,828,038	2,306,016
Net transfers to HCWC related to Spin-Off	-	(4,144,213)
Payment on line of credit	(453,232)	-
Cash provided by financing activities, discontinued operations	-	6,525,172
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,374,806	4,686,975

NET DECREASE IN CASH AND RESTRICTED CASH	(506,311)	(3,887,519)
CASH AND RESTRICTED CASH — BEGINNING OF YEAR	1,746,799	5,634,318
CASH AND RESTRICTED CASH — END OF YEAR	$1,240,488	$1,746,799

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$582	$16,359
Cash paid for income tax	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock to settle debt with related party	$3,950,080	$-

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

Following the Spin-Off, the Company entered into several agreements with HCWC that govern the relationship of the parties. These agreements include:

●	a Separation Agreement (“SA”) that sets forth HCWC’s and the Company’s agreements regarding the principal actions that both parties take in connection with the Spin-Off and aspects of our relationship following the Spin-Off;
●	a Transition Services Agreement pursuant to which HCWC and the Company provide each other specified services on a transitional basis to help ensure an orderly transition following the Spin-Off.
●	a Tax Matters Agreement that governs the respective rights, responsibilities and obligations of HCWC and the Company after the Spin-Off with respect to all tax matters and includes restrictions to preserve the tax-free status of the Spin-Off; and
●	an Employee Matters Agreement that addresses employment, compensation and benefits matters, including the allocation and treatment of assets and liabilities arising out of employee compensation and benefits programs in which our employees participated prior to the Spin-Off.

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

The following table summarizes the significant line items included in Net Loss from Discontinued Operations, in the Consolidated Statements of Operations for the thirty-six-week period ended September 13, 2024:

Thirty-Six Week Period Ended September 13, 2024
SALES, NET	$46,349,908
COST OF SALES	28,691,071
GROSS PROFIT	17,658,837

OPERATING EXPENSES, NET
Selling, general and administrative	19,212,986
Gain on sale of asset	(205,146)
TOTAL OPERATING EXPENSES, NET	19,007,840

LOSS FROM OPERATIONS	(1,349,003)

OTHER INCOME (EXPENSE)	(2,426,556)

NET LOSS FROM DISCONTINUED OPERATIONS	$(3,775,559)

There were no assets or liabilities classified as discontinued operations as of December 31, 2025 and December 31, 2024.

The following table summarizes the significant operating cash and noncash items, capital expenditures and financing activities of discontinued operations for the period ended September 13, 2024:

Thirty-Six-Week Period Ended September 13, 2024
Net loss	$(3,775,559)
Depreciation and amortization	1,069,958
Loss on warrant liability extinguishment	1,888,889
Gain on sale of building	(205,146)
Non-cash interest expense	72,250
Change in allowance for credit losses	-
Loss on vendor settlement	-
Amortization of right-of-use asset	2,381,131
Write-down of obsolete and slow-moving inventory	2,032,995
Change in contingent consideration	-
Impairment of goodwill	-
Accounts receivable	(253,460)
Inventories	(2,000,669)
Prepaid expenses and vendor deposits	(48,693)
Other current assets	20,520
Due from related party	(2,736,272)
Other assets	(83,482)
Accounts payable and accrued expenses	998,829
Contract liabilities	(156,904)
Lease liability	(2,280,459)
NET CASH USED IN OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS	(3,076,072)

Payment for acquisition	(5,475,000)
Proceeds from sale of Saugerties building	749,000
Purchases of property and equipment	(145,680)
NET CASH USED IN INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS	(4,871,680)

Proceeds from security purchase agreement	1,700,000
Proceeds from acquisition loan	7,500,000
Principal payments on loan payable	(349,082)
Due from related party	(1,819,570)
Net transfers to HCWC related to Spin-Off	(506,176)
NET CASH PROVIDED BY FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS	6,525,172

NET DECREASE IN CASH	$(1,422,580)

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

The Company currently and historically has reported net losses and cash outflows from operations. As of December 31, 2025, cash totaled approximately $1.1 million and negative working capital of $0.3 million. A significant improvement to the Company’s financial position occurred on December 31, 2025, when the Company settled $4.0 million of intercompany debt through the issuance of 43,889,786,222 shares of common stock to Healthy Choice Wellness Corp. (“HCWC”), a related party. This strategic debt-for-equity transaction eliminated a substantial current liability and significantly strengthened the Company’s balance sheet.

On November 7, 2024, the Company entered into a commitment letter with an investor establishing a $5 million revolving credit facility (the “Facility”). On April 11, 2025, the Company and the lender amended the agreement to extend the maturity date from April 30, 2026 to December 31, 2026. As of December 31, 2025, the Company had not drawn on this facility, leaving the full $5 million available for working capital purposes. The interest rate on any amounts borrowed is 12% per annum.

Management has implemented and continues to pursue the following initiatives to address liquidity needs and support ongoing operations:

●	Debt Restructuring Success: The settlement of $4.0 million in debt through equity issuance has materially improved the Company’s financial position by eliminating a significant liability while preserving cash resources.
●	Credit Facility Availability: The undrawn $5 million credit facility provides immediate liquidity access through December 31, 2026, with funds available for working capital needs.
●	Revenue Initiatives: The Company is actively pursuing commercialization opportunities, including licensing negotiation, marketing and distribution with third party, and exploration of additional strategic partnerships for existing product lines.
●	Cost Management: Implementation of expense reduction measures, including optimization of consulting expenditures and operational efficiencies following the spin-off of HCWC.
●	Strategic Financing: Continued evaluation of additional financing alternatives, including potential equity offerings or strategic investments, to support growth initiatives and working capital requirements.

Based on the successful completion of the $4.0 million debt settlement, the availability of the $5 million credit facility, and management’s ongoing initiatives to commercialize products and manage expenses, the Company believes its existing cash resources and available credit will enable it to meet its obligations and capital requirements for at least the twelve months from the date these financial statements are issued. The success of these plans is dependent upon various factors, foremost being the ability to reduce outside consulting expenses and the ability to secure additional capital from outside investors. There can be no assurance that such plans will be successful.

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

Use of Estimates in the Preparation of the Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of net revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include inventory provisions, useful lives and impairment of long-lived assets, and deferred taxes and related valuation allowances. Certain management’s estimates could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and records adjustments when necessary.

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

The Company recognizes revenue in accordance with the following five-step model:

●	identify arrangements with customers;

●	identify performance obligations;

●	determine transaction price;

●	allocate transaction prices to the separate performance obligations in the arrangement, if more than one exists; and

●	recognize revenue as performance obligations are satisfied.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less, when purchased, to be cash and cash equivalents. The majority of the Company’s cash are concentrated in one large financial institution, which is in excess of Federal Deposit Insurance Corporation (FDIC) coverage.

A summary of the financial institutions that had a cash in excess of FDIC limits of $250,000 as of December 31, 2025 and 2024 is presented below:

	December 31, 2025	December 31, 2024
Total cash and cash equivalents in excess of FDIC limits	$880,191	$943,567

The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests, as deposits are held in excess of federally insured limits. The Company has not experienced any losses in such accounts.

The following table provides a reconciliation of cash and restricted cash to amounts shown in consolidated statements of cash flow:

	December 31, 2025	December 31, 2024
Cash	$1,140,488	$1,193,567
Restricted cash	100,000	553,232
Total cash and restricted cash	$1,240,488	$1,746,799

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

Other Current Assets

The Company’s restricted cash as of December 31, 2025 consisted of cash balances which were restricted as to withdrawal or usage under the August 18, 2022 securities purchase agreement for the purpose of funding any amounts due under the Series E Certificate of Designation upon the redemption of the Series E Preferred Stock. The December 31, 2024 balance also included cash held in the collateral account to cover the cash draw from the line of credit.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 or 2024. The Company had no uncertain tax positions as of December 31, 2025 and 2024.

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

The Company did not have finance leases in year 2025 and 2024. If the Company enters into a finance lease in the future, it will be accounted for in accordance with ASC Topic 842, Leases.

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

Related Party Transactions and Nonmonetary Exchanges

Transactions involving related parties, as defined by ASC 850, Related Party Disclosures, are recorded based on the substance of the transaction rather than merely its legal form. Related party transactions cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist.

When the Company extinguishes a monetary liability (such as a related party payable) by issuing nonmonetary assets (such as equity securities) to a related party, the Company assesses whether the fair value of the consideration transferred can be determined within reasonable limits. If fair value cannot be determined within reasonable limits in an arm’s-length context, and the transaction is with a related party, the Company records the extinguishment at the carrying amount of the liability extinguished. Gains are not recognized on such transactions when the substance is a capital transaction or conversion of intercompany funding rather than a gain-generating event. Any difference between the carrying amount of the liability extinguished and the par value of shares issued is recorded as an adjustment to Additional Paid-in Capital.

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

On December 14, 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” related to improvements to income tax disclosures. The amendments in this update require enhanced jurisdictional and other disaggregated disclosures for the effective tax rate reconciliation and income taxes paid. The amendments in this update are effective for fiscal years beginning after December 15, 2024. The Company adopted this standard effective January 1, 2025. The adoption resulted in additional disclosures in the income tax footnote but did not impact the Company’s consolidated financial position, results of operations, or cash flows.

NOTE 5. SEGMENT INFORMATION

The Company operates as a single reportable segment. The CODM, who is the Chief Executive Officer, reviews financial information and assesses performance on a consolidated basis. Accordingly, all significant operating decisions are based upon analysis of the Company’s consolidated results of operations, financial position, and cash flows, which constitute the single reportable segment for financial reporting purposes.

The adoption of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, on January 1, 2024, did not change the Company’s reportable segments. The CODM is regularly provided with the consolidated financial statements as presented herein, and no discrete financial information is evaluated for any component below the consolidated level.

All of the Company’s revenue and long-lived assets are attributable to operations within the United States. For the years ended December 31, 2025 and 2024, no single customer accounted for 10% or more of the Company’s total revenue.

NOTE 6. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following:

	December 31, 2025	December 31, 2024
Furniture and fixtures	33,895	90,919
Computer hardware & equipment	50,522	50,522
Other	8,056	53,056
Property and equipment, gross	92,473	194,497
Less: accumulated depreciation and amortization	(84,684)	(113,956)
Total property, plant, and equipment	$7,789	$80,541

The Company incurred approximately $9,000 and $25,000 of depreciation expense for the years ended December 31, 2025 and 2024, respectively.

NOTE 7. INTANGIBLE ASSET

The Company’s intangible assets consist of patents and capitalized legal fees related to the patents. Intangible assets, net are as follows:

December 31, 2025	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent	10 years	397,165	(278,139)	119,026
Intangible assets, net		$397,165	$(278,139)	$119,026

December 31, 2024	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent	10 years	397,165	(239,014)	158,151
Intangible assets, net		$397,165	$(239,014)	$158,151

Amortization expense was approximately $39,000 and $40,000 for the years ended December 31, 2025 and 2024, respectively.

The weighted-average remaining amortization period of the Company’s amortizable intangible assets is approximately 5 years as of December 31, 2025. The estimated future amortization of the intangible assets is as follows:

For the years ending December 31,
2026	$38,180
2027	32,564
2028	23,333
2029	12,475
2030	3,428
Thereafter	9,046
Total	$119,026

NOTE 8. DEBT

Revolving Line of Credit

On November 3, 2021, the Company entered into an agreement for a new revolving line of credit of $2.0 million and a blocked/restricted deposit account (“blocked account”) with Professional Bank in Coral Gables, Florida. The agreement included a variable interest rate that it is based on a rate of 1.0% over what is earned on the collateral account. Based on the agreement with the bank, each draw request from the credit line will be 100% cash secured with moneys held from the blocked account. The outstanding balance was $0 and $453,232 as of December 31, 2025 and 2024, respectively. The line of credit expired in December 2024, and the Company paid off the credit line balance in full on January 3, 2025.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Employment Agreements

On August 13, 2018, the Company amended and restated its existing employment agreement with Jeffrey Holman, the Company’s Chief Executive Officer (the “Holman Employment Agreement”). The Holman Employment Agreement is for an additional three-year term and provides for an annual base salary of $450,000 and a target bonus for 2020 only in an amount ranging from 20% to 200% of his base salaries subject to the Company meeting certain earnings before interest, taxes depreciation and amortization performance milestones. Mr. Holman is entitled to receive severance payments, including two years of his then base salary and other benefits in the event of a change of control, termination by the Company without cause, termination for good reason by the executive or non-renewal by the Company. The current Term expired on August 13, 2025. The term of the employment agreement shall be automatically renewed for successive one-year terms unless notice of non-renewal is given by either party at least 30 days before the end of the Term.

On February 26, 2021, the Company entered into an amended and restated employment agreement (the “Employment Agreement Amendment”) with the Company’s President and Chief Operating Officer, Christopher Santi. Pursuant to the Employment Agreement Amendment, Mr. Santi will continue to be employed as the Company’s President and Chief Operating Officer through January 30, 2024. Mr. Santi will receive a base salary of $0.2 million for year 2025, and his salary will increase 10% in each subsequent year. The current Term expires on February 26, 2026. The term of the amended employment agreement shall be automatically renewed for successive one-year terms unless notice of non-renewal is given by either party at least 30 days before the end of the Term.

On February 2, 2022, the Company entered into a second amended and restated employment agreement (the “Employment Agreement Amendment”) with the Company’s Chief Financial Officer, John Ollet. Pursuant to the Employment Agreement Amendment, Mr. Ollet will continue to be employed as the Company’s Chief Financial Officer through February 14, 2025. Mr. Ollet will receive a base salary of $0.1 million for 2025 and his salary will increase 10% in each subsequent calendar year. The current Term expires on February 26, 2026. The term of the amended and restated employment agreement shall be automatically renewed for successive one-year terms unless notice of non-renewal is given by either party at least 30 days before the end of the Term.

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

In the first appeal, HCMC appealed the ruling of the District Court dismissing HCMC’s patent infringement action and denying HCMC’s motion to amend its pleading. In the second appeal, HCMC appealed the District Court’s award of attorneys’ fees to Philip Morris. In its decisions, the Federal Circuit ruled for HCMC by reversing both of those decisions and remanded the case back to the District Court for further proceedings. As a result of the ruling, the Company reversed the $575,000 which was previously fully provisioned, during the three months ended March 31, 2023.

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

There were two lawsuits in connection with alleged claimed battery defects for an electronic cigarette device. One has been dismissed by the court wherein the plaintiff settled with the Company’s insurance carrier with no economic impact to the Company. In the second lawsuit, as of December 31, 2023, the Company had reached an arrangement with the plaintiff to resolve the matter, limiting potential exposure to $1.5 million which was reflected in accounts payable and accrued expenses, representing management’s estimate of the probable settlement amount based on the current status of discussions. This arrangement was formalized by a signed agreement on July 1, 2024 and the Company accrued $1.5 million at June 30, 2024. As of December 31, 2025, the Company already paid in full the $1.5 million.

On September 26, 2023, HCMC filed a patent infringement lawsuit against R.J. Reynolds Vapor Company (“RJR”) in the U.S. District Court for the Middle District of North Carolina in connection with HCMC’s assertions that RJR’s Vuse electronic cigarette infringes one of HCMC’s patents.

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations. As of December 31, 2025, with respect to legal costs, we record such costs as incurred.

NOTE 10. STOCKHOLDERS’ EQUITY

Equity Compensation Plans

The Company’s 2015 Equity Incentive Plan, as amended (the “2015 Plan”), awards grants to employees. On April 23, 2023, the Board of Directors (the “Board”) of HCMC approved the Second Amendment to the 2015 Equity Incentive Plan (the “Amended Plan”). The Amended Plan increased the number of shares of HCMC common stock authorized for issuance under the Amended Plan to 225,000,000,000 shares, and currently 22 billion shares are available for grant as of December 31, 2025.

The Company’s 2009 Equity Incentive Plan (the “2009 Plan”) awards grants to employees, non-employee directors and consultants in connection with their retention and/or continued employment by the Company. The 2009 Plan had no shares of common stock available for grant as of December 31, 2025.

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

As of December 31, 2025, 1,585 shares of Series E preferred stock were converted into 15,850,000,000 shares of common stock as a result of the Series E preferred stock conversion. 12,026 shares of Series E preferred stock were redeemed and approximately $12,004,000 was paid for redemption. As of December 31, 2025, 1,111 shares of Series E preferred stock remained outstanding.

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

On October 30, 2025, the Company entered into a Ninth Amendment to the Securities Purchase Agreement with its Series E Redeemable Convertible Preferred Stock purchasers, pursuant to which the Company and such parties agreed to amend the Completion Date to April 1, 2027.

Debt Settlement through Issuance of Common Stock

On December 31, 2025, the Company entered into a Stock Purchase and Satisfaction of Debt Agreement with Healthy Choice Wellness Corp. (“HCWC”), a related party. Pursuant to this agreement, the Company issued 43,889,786,222 shares of its common stock to HCWC at a contractual price of $0.00009 per share, in full and final settlement of a related party payable, which had a carrying value of $3,950,080 as of the settlement date. In accordance with the Company’s accounting policy for related party transactions (see Note 4), the payable was extinguished at its carrying amount, and no gain or loss was recognized.

Restricted Stock

On April 23, 2023, HCMC’s board of directors approved the issuance of approximately 107,675,000,000 shares of restricted common stock to the employees and executive officers of HCMC. Each grant of restricted common stock commenced vesting of 12.5% of the award on February 1, 2024 and will vest in 12.5% increments on the last day of each calendar quarter thereafter through September 30, 2025.

On August 23, 2023, the Company granted 2,000,000,000 shares of restricted stocks to the Company’s third-party inventors with no vesting requirement.

On November 13, 2023, the Company granted 1,000,000,000 shares of restricted stocks to an employee. The award commenced vesting of 12.5% on February 1, 2024 and remainder vested at 12.5% increments on the last day of each calendar quarter thereafter through September 30, 2025.

The following table reflects the activity for all unvested restricted stocks during 2025:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2025	40,628,125,000	$4,062,813
Granted	-	-
Vested	(40,628,125,000)	(4,062,813)
Forfeited	-	-
Unvested at December 31, 2025	-	$-

Stock Options

A summary of option activity during the years ended December 31, 2025 and 2024 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Yrs.)	Aggregate Intrinsic Value

Outstanding, January 1, 2024	67,587,222,200	$0.0001	3	$-
Options granted	-	0.0001		-
Options forfeited or expired	-	0.0001		-
Outstanding, December 31, 2024	67,587,222,200	$0.0001	2	$-
Options granted	-	0.0001		-
Options exercised	-	0.0001		-
Options forfeited or expired	-	0.0001		-
Outstanding, December 31, 2025	67,587,222,200	$0.0001	1	-
Exercisable on December 31, 2025	67,587,222,200	$0.0001	1	$-

During the years ended December 31, 2025 and 2024, the Company recognized stock-based compensation expense of approximately $3,395,000 and $4,620,000, respectively, in connection with the amortization of restricted stocks and stock options. Stock-based compensation expense is included as part of selling, general and administrative expense in the accompanying consolidated statements of operations.

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

	December 31,
	2025	2024

Preferred stock	11,111,000,000	11,111,000,000
Stock options	67,587,222,200	67,587,222,200
Restricted stock	-	40,628,125,000
Total	78,698,222,200	119,326,347,200

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

Management adopted a proportional cost allocation method to allocate the shared expenses to HCWC. The allocation method calculates the appropriate share of overhead costs to HCWC based on management’s estimate that the sum of management time and resources spent managing HCWC is approximately equal to the amount of time and resources spent managing HCMC and its subsidiaries. As a result, 50% of HCMC overhead on a weighted average basis was allocated to HCWC based on the fact that management spent an equal amount of time managing both companies. The Company believes the allocation methodology used is reasonable and has been consistently applied, and results in an appropriate allocation of costs incurred. However, these allocations may not be indicative of the cost had HCWC been a stand-alone entity or of future services. HCMC allocated approximately $2.1 million for the year ended December 31, 2024. The pre Spin-Off allocated amount was not cash settled and was included in the Net Parent’s Investment.

Net Parent’s Investment

For the thirty-six weeks ended September 13, 2024, the net operating expenses of $1.7 million incurred by HCMC on behalf of the HCWC was included in Investment in Subsidiary. Upon the Spin-Off, the Company wrote off the investment in subsidiary balance to retained earnings.

Due to Related Party

Prior to the Spin-Off, there was no intercompany agreement between the Company and HCWC. Management has determined those intercompany receivables and payables will be settled within twelve months after the balance sheet date. As a result, the Company’s intercompany balances are reflected as “due to” or “due from” accounts in the consolidated balance sheets. At the time of Spin-ff, the Company had a net receivable balance from HCWC in the amount of $1.2 million, and HCWC paid the balance in full to settle on the Spin-Off date of September 13, 2024. The Company had a net Due to Related Party balance of $4.0 million and $0.2 million to HCWC as of December 31, 2025 and 2024, respectively.

Settlement of Related Party Payable

On December 31, 2025, the Company entered into a Stock Purchase and Satisfaction of Debt Agreement with HCWC to settle the outstanding related party payable. Pursuant to this agreement, the Company issued 43,889,786,222 shares of its common stock to HCWC in full and final settlement of the payable, which had a carrying value of $3,950,080 as of the settlement date. The shares were issued at a contractual price of $0.00009 per share.

In accordance with ASC 850, Related Party Disclosures, and SAB Topic 5.T, transactions involving related parties are recorded based on their substance rather than merely their legal form. Related party transactions cannot be presumed to be carried out on an arm’s-length basis. Accordingly, the payable was extinguished at its carrying amount of $3,950,080, and no gain or loss was recognized. The substance of this transaction is a capital transaction, a conversion of intercompany funding to equity, not a gain-generating event.

For disclosure purposes only, the Company determined the fair value of the common stock issued as of December 31, 2025 in accordance with ASC 820, Fair Value Measurement. HCWC, as the investor, performed an impairment assessment of its investment in the Company using a third-party valuation. That assessment, which utilized a multi-method approach including observable and unobservable inputs, concluded that the fair value of the Company’s common stock exceeded HCWC’s carrying value; therefore, no impairment was recorded.

NOTE 12. INCOME TAXES

Prior to the legal reorganization completed on September 13, 2024, HCMC included certain carve-out entities, including HCWC, in its consolidated income tax filings within the respective tax jurisdictions. Although HCMC’s 2024 tax returns continued to include HCWC through the Spin-Off date, the income tax provision for 2024 was prepared on a standalone basis, as if HCMC had operated independently for the period presented. Following the Spin-Off, HCMC now files federal and state income tax returns solely for its continuing operations. Deferred tax assets and liabilities recognized as of December 31, 2025, relate only to the Company’s retained businesses and tax attributes. Income taxes continue to be accounted for under the asset and liability method.

The Spin-Off of HCWC was completed on September 13, 2024, through a pro rata distribution of HCWC common stock to HCMC shareholders. The transaction was structured to qualify as tax-free under Sections 355(a) and 368(a)(1)(D) of the Internal Revenue Code (“IRC”). In connection with the separation, HCMC and HCWC entered into a Tax Matters Agreement (“TMA”) executed in December 2023 that governs each company’s respective federal and state income tax matters, including the allocation of liabilities and responsibilities for periods before and after the separation:

●	Pre-Spin Liabilities: HCMC retains responsibility for all taxes related to HCWC’s operations through the separation date, including audits of consolidated income tax returns for periods ending on or before September 13, 2024.

●	Post-Spin Liabilities: HCWC is solely responsible for all taxes attributable to its operations after the Spin-Off.

●	Indemnification: HCWC has agreed to indemnify HCMC for any taxes arising as a result of post-Spin actions that would cause the transaction to fail to qualify for tax-free treatment under IRC Section 355(e) or related provisions.

During 2025, HCWC completed its analysis of the Spin-Off and the TMA and notified HCMC that HCMC retained all pre-Spin U.S. federal and state net operating loss carryforwards, tax credit carryforwards, and other pre-Spin tax attributes and related temporary differences. Based on this confirmation and management’s review, HCMC updated its assessment of deferred tax assets associated with these retained attributes and recorded adjustments to deferred tax balances and the related valuation allowance to reflect the final allocation of tax attributes between HCMC and HCWC. These adjustments were recognized as a discrete item in the 2025 income tax provision and effective tax rate reconciliation.

The Company did not have a provision for income taxes (current or deferred) for the years ended December 31, 2025 and 2024. The Company presents below (i) a reconciliation of income tax expense (benefit) computed at the U.S. federal statutory rate to the income tax expense (benefit) reflected in the accompanying statement of operations and (ii) a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the years then ended.

The following table sets forth the reconciliation of income tax expense (benefit) (in dollars):

	Year Ended December 31,
	2025	2024

U.S. federal statutory rate	$(1,473,768)	$(1,704,209)
State tax benefit net of federal benefit	(303,721)	(351,765)
Change in valuation allowance	550,980	2,051,899
True-Up & Deferred Adjustment	61,605	-
Forfeitures & Expiration of Stock Comp	2,029,401	-
Spin-off tax attribute discrete adjustment	(681,876)	-
Other permanent items	5,841	4,075
Other	(188,462)	-
Income tax provision/(benefit)	$-	$-

The following table sets forth the reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate (in percentages):

Reconciliation of Statutory Rate to Effective Rate	2025	2024
Statutory U.S. federal income tax rate	21.00%	21.00%
State income taxes, net of federal benefit	4.35%	4.35%
Change in valuation allowance	(7.85)%	(25.28)%
True-Up & Deferred Adjustment	(0.88)%	0.00%
Forfeitures & Expiration of Stock Comp	(28.92)%	0.00%
Spin-off tax attribute discrete adjustment	9.72%	0.00%
Other Permanent Items	(0.08)%	(0.05)%
Change in Tax Rate	0.00%	0.00%
Other	2.66%	0.00%
Effective income tax rate	0.00%	0.00%

As of December 31, 2025 and 2024, the Company’s deferred tax assets and liabilities consisted of the effects of temporary differences attributable to the following:

	Year Ended December 31,
	2025	2024
Deferred tax assets:
NOL carryforward	$22,361,579	$18,918,516
Accrued expenses	-	174,687
ASC 842 - Lease Accounting	-	77,152
Charitable contributions	1,444	7,933
Intangible Assets	6,325	5,841
Interest expense	1,225	-
Reserves and Allowances	-	16,860
Stock Compensation	-	2,593,511
Net book value of fixed assets	2,398	-
Unrealized Loss on Investment	-	38,030
Total deferred tax assets	22,372,971	21,832,530

Deferred tax liabilities:
Net book value of fixed assets	-	(10,539)
Total deferred tax liabilities	-	(10,539)

Net deferred tax assets	22,372,971	21,821,991
Valuation allowance	(22,372,971)	(21,821,991)
Net deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the positive and negative evidence available, management has determined that a valuation allowance is required at December 31, 2025 and 2024 to reduce the deferred tax assets to amounts that are more likely than not to be realized. The Company’s valuation increased by approximately $550,980 and $2,052,000 for the tax years ended 2025 and 2024, respectively. The change in valuation allowance disclosed in the effective tax rate reconciliation for 2025 includes the effect of removing the pre‑Spin deferred tax assets and corresponding valuation allowance that relate to tax attributes retained by HCWC. Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax assets may be necessary.

At December 31, 2025 the Company had U.S. federal and state net operating loss carryforwards (“NOLs”) of $94.2 million and $59.1 million, respectively. Federal NOLs of $46.3 million expire beginning in 2030 through 2037 and $47.9 million do not expire and are subject to 80% of taxable income under Internal Revenue Code Section 172. Florida state NOLs of $36.3 million expire beginning in 2030 through 2037 and $22.8 million do not expire and maybe subject to income limitations under State statute. Utilization of our NOLs may be subject to an annual limitation under section 382 and similar state provisions of the Internal Revenue Code due to changes of ownership that may have occurred or that could occur in the future, as defined under the regulations.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. Among other provisions, the IRA includes a 15% corporate alternative minimum tax on applicable corporations and 1% excise tax on stock repurchases made after December 31, 2022. The IRA is not expected to have a material impact on the consolidated financial statements.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which, among other things, modifies certain business tax provisions, including interest expense limitations, depreciation and amortization rules, and selected energy‑related incentives that interact with the IRA. The Company has evaluated the OBBBA and does not currently expect it to have a material impact on its consolidated financial statements.

The Company had no uncertain tax positions as of December 31, 2025, and 2024.

The Company files a federal income tax return and income tax return in Florida and the Company is generally no longer subject examinations by federal and Florida tax authorities for years before 2022.

NOTE 13. SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were available to be issued. Based upon this review, the Company has identified the following subsequent event that would have required disclosure in the consolidated financial statements.

On February 1, 2026, the Company entered into a settlement agreement with a vendor to resolve approximately $1.3 million in outstanding accounts payable for past services. Under the terms of the agreement, the total obligation was reduced to $875,000, and the Company issued a non-interest bearing promissory note in that amount to the vendor. The remaining balance of the original obligation was satisfied through a combination of (i) the issuance of 2,000,000,000 shares of the Company’s common stock valued at $0.0001 per share, totaling $200,000, and (ii) the recharacterization of a portion of the obligation as part of a contingent fee arrangement related to ongoing patent litigation.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	10-Q	11/16/15	3.1
3.1(a)	Certificate of Amendment to Certificate of Incorporation	8-K	3/03/17	3.1
3.1(b)	Certificate of Amendment to Certificate of Incorporation	S-1	7/10/15	3.2
3.1(c)	Certificate of Amendment to Certificate of Incorporation	S-4	12/11/15	3.2
3.1(d)	Certificate of Amendment to Certificate of Incorporation	8-K	2/2/16	3.1
3.1(e)	Certificate of Amendment to Certificate of Incorporation	8-K	3/9/16	3.1
3.1(f)	Certificate of Amendment to Certificate of Incorporation	8-K	6/1/16	3.1
3.1(g)	Certificate of Amendment to Certificate of Incorporation	8-K	8/5/16	3.1
3.1(h)	Certificate of Designation of Preferences, Rights And Limitations of Series D Convertible Preferred Stock	8-K	2/8/21	2.1
3.1(i)	Cancellation of Certificate of Designations	10-K	3/31/22	3.1(i)
3.2	Bylaws	8-K	12/31/13	3.4
10.2*	2015 Equity Incentive Plan	S-1	6/01/15	10.28
10.11*	Amendment to Vapor Corp. 2015 Equity Incentive Plan	S-8	2/8/17	4.2
10.12*	Form of Restricted Stock Award Agreement	8-K	8/20/18	10.4
10.13*	Second Amended and Restated Employment Agreement, entered into as of February 26, 2021 by and between the Company and Christopher Santi	8-K	3/5/21	10.1
10.14*	Third Amended and Restated Restricted Stock Agreement dated as of February 12, 2021 by and between Healthier Choices Management Corp. and Jeffrey Holman	10-K	3/8/21	10.12
10.17*	Third Amended and Restated Restricted Stock Agreement dated as of February 12, 2021 by and between Healthier Choices Management Corp. and Anthony Panariello	10-K	3/8/21	10.15
10.18*	Second Amended and Restated Employment Agreement, dated as of February 2, 2022 by and between the Company and John Ollet	8-K	2/2/22	10.1
10.20	Securities Purchase Agreement, dated as of August 18, 2022, by and between Healthier Choices Management Corp. and the purchasers named therein	8-K	8/18/2022	10.1
10.21	First Amendment to Securities Purchase Agreement, dated as of March 1, 2023, by and between Healthier Choices Management Corp. and the purchasers named therein	8-K/A	3/6/23	10.1
10.22	Second Amendment to Securities Purchase Agreement, dated as of May 15, 2023, by and between Healthier Choices Management Corp. and the purchasers named therein	8-K/A	5/19/23	10.1
10.23	Third Amendment to Securities Purchase Agreement, dated as of October 30, 2023, by and between Healthier Choices Management Corp. and the purchasers named therein	8-K/A	11/3/23	10.1
10.24	Fourth Amendment to Securities Purchase Agreement, dated as of February 20, 2024, by and between Healthier Choices Management Corp. and the purchasers named therein	8-K/A	2/23/24	10.1
10.25	Fifth Amendment to Securities Purchase Agreement, dated as of April 8, 2024, by and between Healthier Choices Management Corp. and the purchasers named therein	8-K/A	4/9/24	10.1
10.26	Sixth Amendment to Securities Purchase Agreement, dated as of July 24, 2024, by and between Healthier Choices Management Corp. and the purchasers named therein	8-K/A	7/29/24	10.1
10.27	Seventh Amendment to Securities Purchase Agreement, dated as of November 27, 2024, by and between Healthier Choices Management Corp. and the purchasers named therein	8-K/A	12/5/24	10.1
10.28	Eighth Amendment to Securities Purchase Agreement, dated as of April 11, 2025, by and between Healthier Choices Management Corp. and the purchasers named therein	8-K/A	4/24/25	10.1
10.29	Ninth Amendment to Securities Purchase Agreement, dated as of October 30, 2025, by and between Healthier Choices Management Corp. and the purchasers named therein	8-K/A	11/6/25	10.1
10.30	Stock Purchase and Satisfaction of Debt Agreement is made as of the February 1, 2026, by and among Healthier Choices Management Corp and Healthy Choice Wellness Corp.				X
21.1	List of Subsidiaries				X
23.1	Consent of TAAD LLP				X
31.1	Certification of Principal Executive Officer (302)				X
31.2	Certification of Principal Financial Officer (302)				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer (906)				Furnished**
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Link base Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Link base Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Link base Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Link base Document				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

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

27

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2026.

Healthier Choices Management Corp.

By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Holman	Principal Executive Officer and Director	March 27, 2026
Jeffrey Holman

/s/ John A. Ollet	Chief Financial Officer	March 27, 2026
John A. Ollet	(Principal Financial and Accounting Officer)

/s/ Clifford J. Friedman	Director	March 27, 2026
Clifford J. Friedman

/s/ Anthony Panariello	Director	March 27, 2026
Anthony Panariello

28