Form 10-Q
period 2026-03-31
Healthier Choices Management Corp.
filed 2026-05-14
CIK 844856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	HCMC	OTC Pink Marketplace

As of May 14, 2026, there were 527,156,418,606 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TABLE OF CONTENTS

PAGE

PART I FINANCIAL INFORMATION	3

ITEM 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of March 31, 2026 (Unaudited) and December 31, 2025	3

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2026 and 2025 (Unaudited)	4

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity for the Three Months Ended March 31, 2026 and 2025 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and 2025 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	16

ITEM 4. Controls and Procedures	16

PART II OTHER INFORMATION	18

ITEM 1. Legal Proceedings	18

ITEM 1A. Risk Factors	18

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

ITEM 3. Defaults Upon Senior Securities	18

ITEM 4. Mine Safety Disclosures	18

ITEM 5. Other Information	18

ITEM 6. Exhibits	19

Signatures	20

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026 (Unaudited)	December 31, 2025

ASSETS
CURRENT ASSETS
Cash and cash equivalent	$1,137,634	$1,140,488
Accounts receivable, net	199	199
Inventories	36,756	36,148
Prepaid expenses and vendor deposits	44,475	62,891
Restricted cash	100,000	100,000
TOTAL CURRENT ASSETS	1,319,064	1,339,726

Property, plant, and equipment, net of accumulated depreciation	5,691	7,789
Intangible assets, net of accumulated amortization	109,245	119,026
Right of use asset – operating lease, net	534	1,329
Other assets		-
TOTAL ASSETS	$1,434,534	$1,467,870

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$660,199	$1,588,935
Loan payable, current	1,367,735	-
Operating lease liability, current	534	1,329
Due to related party	115,255	-
TOTAL LIABILITIES	2,143,723	1,590,264

COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)

CONVERTIBLE PREFERRED STOCK
Series E redeemable convertible preferred stock, $1,000 par value per share, 14,722 shares authorized, 1,111 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively; aggregate liquidation preference of $1.1 million as of March 31, 2026 and December 31, 2025, respectively.	1,111,100	1,111,100
STOCKHOLDERS’ DEFICIT
Common Stock, $0.0001 par value per share, 750,000,000,000 shares authorized; 527,156,418,606 and 525,156,418,606 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	52,715,642	52,515,642
Additional paid-in capital	28,304,404	28,304,404
Accumulated deficit	(82,840,335)	(82,053,540)
TOTAL STOCKHOLDERS’ DEFICIT	(1,820,289)	(1,233,494)

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$1,434,534	$1,467,870

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
SALES, NET	$-	$1,780

COST OF SALES	-	1,478

GROSS PROFIT	-	302

OPERATING EXPENSES	806,624	2,169,715

LOSS FROM OPERATIONS	(806,624)	(2,169,413)

OTHER INCOME (EXPENSE)
Other income, net	12,500	(22,809)
Interest income, net	7,329	8,546
TOTAL OTHER INCOME (EXPENSE), NET	19,829	(14,263)

NET LOSS	$(786,795)	$(2,183,676)

NET LOSS PER SHARE-BASIC AND DILUTED	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	526,423,085,273	481,266,632,384

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

	Series E Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2026	1,111	$1,111,100	525,156,418,606	$52,515,642	$28,304,404	$(82,053,540)	$(1,233,494)
Issuance of common stock for debt settlement	-	-	2,000,000,000	200,000		-	200,000
Net loss	-	-	-	-	-	(786,795)	(786,795)
Balance – March 31, 2026	1,111	$1,111,100	527,156,418,606	$52,715,642	$28,304,404	$(82,840,335)	$(1,820,289)

	Series E Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2025	1,111	$1,111,100	481,266,632,384	$48,126,663	$25,347,774	$(75,035,595)	$(1,561,158)
Stock-based compensation expense	-	-	-	-	1,122,584	-	1,122,584
Net loss	-	-	-	-	-	(2,183,676)	(2,183,676)
Balance – March 31, 2025	1,111	$1,111,100	481,266,632,384	$48,126,663	$26,470,358	(77,219,271)	$(2,622,250)

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(786,795)	$(2,183,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,879	13,230
Amortization of debt discount	106	-
Loss on asset disposal	-	22,809
Amortization of right-of-use asset	795	766
Stock-based compensation expense	-	1,122,583
Changes in operating assets and liabilities:
Inventories	(608)	1,369
Prepaid expenses and vendor deposits	18,416	41,500
Other current assets	-	(3,085)
Due to related party	1,862	2,399
Accounts payable and accrued expenses	146,264	(1,740)
Lease liability	(795)	(766)
NET CASH USED IN OPERATING ACTIVITIES	(608,876)	(984,611)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan agreement	492,629	-
Payment on line of credit	-	(453,232)
Due to related party	113,393	966,584
NET CASH PROVIDED BY FINANCING ACTIVITIES	606,022	513,352

NET DECREASE IN CASH, CASH EQUIVALENT AND RESTRICTED CASH	(2,854)	(471,259)

CASH, CASH EQUIVALENT AND RESTRICTED CASH— BEGINNING OF PERIOD	1,240,488	1,746,799
CASH, CASH EQUIVALENT AND RESTRICTED CASH — END OF PERIOD	$1,237,634	$1,275,540

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$582
Cash paid for income tax	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of promissory note in connection with debt settlement	$875,000	$-
Issuance of common stock to settle debt	$200,000	$-

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

In connection with the Company’s strategic initiative to monetize its intellectual property through the development and production of new products, the Company entered into a Distribution Agreement (the “Distribution Agreement”) with a third party distributor on November 27, 2025, to commercialize a new product line utilizing the Company’s NatureTine™ ingredient (the “Quitcubes” product line). Under the Distribution Agreement, the distributor is responsible for marketing, customer fulfillment, and website management, while the Company is responsible for manufacturing the product.

The launch of the Quitcubes product line, originally anticipated to commence in the first quarter of 2026, was delayed as the Company worked to establish the necessary operational infrastructure to execute the Distribution Agreement. As a result, the Company recorded no net sales from the Quitcubes product line for the three months ended March 31, 2026.

Subsequent to March 31, 2026, the Company has made significant progress in establishing the required operational infrastructure. Management is now working with the distributor to finalize the remaining steps and expects the official commercial launch of the Quitcubes product line to occur in June 2026. However, there can be no assurance that the launch will occur as planned, or if launched, that the product line will generate material revenue or positive cash flow.

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

The Company currently and historically has reported net losses and cash outflows from operations. As of March 31, 2026, the Company had cash and cash equivalent of approximately $1.1 million and negative working capital of $0.8 million. The Company’s liquidity needs through March 31, 2026 have been satisfied through financing agreement with private lenders.

On March 27, 2026, the Company entered into a $5 million loan agreement with Sabby Volatility Warrant Master Fund, Ltd. (the “Sabby Loan Agreement”). Concurrently, the Company terminated its prior $5 million credit facility with a private lender. In connection with the Sabby Loan Agreement, the Company received an initial advance of $500,000. The remaining $4.5 million is available to the Company subject to the terms and conditions of the Sabby Loan Agreement.

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

Management believes that the Company’s cash on hand, together with the availability of up to $4.5 million in additional draws under the Sabby Loan Agreement, will enable the Company to meet its obligations and capital requirements for at least the twelve months from the date of this filing. Accordingly, no adjustment has been made to the financial statements to account for this uncertainty.

NOTE 3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2026. The condensed consolidated balance sheet as of March 31, 2026 was derived from the Company’s audited 2025 financial statements contained in the above referenced Form 10-K. Results of the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the full year ending December 31, 2026.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2025 Annual Report.

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

A summary of the financial institution that had cash, cash equivalent and restricted cash in excess of FDIC limits of $250,000 on March 31, 2026 and December 31, 2025 is presented below:

	March 31, 2026	December 31, 2025
Total cash and cash equivalent in excess of FDIC limits of $250,000	$887,394	$880,191

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

The following table provides a reconciliation of cash, cash equivalent and restricted cash to amounts shown in unaudited condensed consolidated statements of cash flow:

	March 31, 2026	December 31, 2025
Cash and cash equivalent	$1,137,634	$1,140,488
Restricted cash	100,000	100,000
Total cash and restricted cash	$1,237,634	$1,240,488

Restricted Cash

The Company’s restricted cash consisted of cash balances which were restricted as to withdrawal or usage under the August 18, 2022 Securities Purchase Agreement for the purpose of funding any amounts due under the Series E Certificate of Designation upon the redemption of the Series E Preferred Stock.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2026	December 31, 2025
Furniture and fixtures	33,895	33,895
Computer hardware & equipment	50,522	50,522
Other fixed assets	8,056	8,056
Property and equipment, gross	92,473	92,473
Less: accumulated depreciation and amortization	(86,782)	(84,684)
Total property, plant, and equipment	$5,691	$7,789

The Company incurred approximately $2,000 of depreciation expense for the three months ended March 31, 2026 and 2025, respectively.

NOTE 6. INTANGIBLE ASSETS

The Company’s intangible assets consist of patents and capitalized legal fees related to the patents. Intangible assets, net are as follows:

March 31, 2026	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent	10 years	$397,165	$(287,920)	$109,245
Intangible assets, net		$397,165	$(287,920)	$109,245

December 31, 2025	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent	10 years	397,165	(278,139)	119,026
Intangible assets, net		$397,165	$(278,139)	$119,026

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense was approximately $10,000 and $11,000 for the three months ended March 31, 2026 and 2025, respectively. Future annual estimated amortization expense is as follows:

Years ending December 31,
2026 (remaining nine months)	$28,399
2027	32,564
2028	23,333
2029	12,475
2030	3,428
Thereafter	9,046
Total	$109,245

NOTE 7. DEBT

Private Lender Credit Facilities

On November 7, 2024, the Company entered into a $5,000,000 revolving line of credit agreement with a private lender (the “Prior Facility”). The Prior Facility bore interest at 12% per annum, payable quarterly, and was scheduled to mature on April 30, 2026. On April 11, 2025, the Company and the lender amended the agreement to extend the maturity date to December 31, 2026. On March 27, 2026, the Company terminated the Prior Facility. No amounts were outstanding under the Prior Facility at the time of termination.

Sabby Volatility Warrant Master Fund, Ltd. Credit Facility

On March 27, 2026, the Company entered into a Loan Agreement (the “Sabby Loan Agreement”) with Sabby Volatility Warrant Master Fund, Ltd. (the “Lender”), providing for a $5,000,000 unsecured revolving line of credit. The Sabby Facility matures on December 31, 2026, unless extended at the Lender’s sole discretion. Borrowings under the Sabby Facility bear interest at 12% per annum. Interest is payable on the Maturity Date, together with the outstanding principal balance. The Company may request advances from time to time, subject to the terms and conditions of the Sabby Loan Agreement. In connection with the initial funding under the Sabby Facility, the Company received an advance of $500,000 (the “Initial Advance”).

As of March 31, 2026, the outstanding principal balance under the Sabby Facility was $500,000. The remaining $4,500,000 is available for future advances, subject to the terms and conditions of the Sabby Loan Agreement. Interest expense for the three months ended March 31, 2026 was approximately $1,000, compared to approximately $0 for the same period in 2025. Interest expense is recognized as incurred based on the outstanding principal balance and the contractual interest rate.

Promissory Note

On February 1, 2026, the Company entered into a Stock Purchase and Satisfaction of Debt Agreement with a legal firm to settle outstanding legal fees in excess of $1.4 million. In connection with this agreement, the Company issued $875,000 promissory note to this legal firm. The Note is non-interest-bearing and has no fixed maturity date. The principal amount of $875,000 becomes due immediately upon the first occurrence of any of the following events:

●	Equity financing of $4 million or more
●	Change of control of the Company
●	The Chief Executive Officer no longer serves in that role
●	Bankruptcy or dissolution of the Company
●	The Company has $2 million or more in cash

The note is classified as a current liability and recorded at face value. The issuance of the Note was a non-cash financing activity. Accordingly, it has been excluded from the statement of cash flows and disclosed in the supplemental schedule of non-cash investing and financing activities.

NOTE 8. STOCKHOLDERS’ EQUITY

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

On October 30, 2023, the Company entered into a Third Amendment to the Securities Purchase Agreement with its Series E Redeemable Convertible Preferred Stock purchasers. The parties agreed to: (1) set the initial conversion price for the Series E Preferred Stock to be the 5-day volume weighted average price measured using the 5 trading days preceding the purchase of the Series E Preferred Stock, (2) on the 40th calendar day (the “Reset Date”) after the sale of the Series E Preferred Stock, reset the conversion price in the event the closing price of the Class A common stock on such date is less than the initial conversion, (3) have the reset conversion price equal a 10% discount to the 5-day volume weighted average price measured using the 5 trading days preceding the Reset Date; provided, however, in no instance will the conversion price be reset below 30% of the initial conversion price, and (4) amend the Completion Date to March 1, 2024.

On February 20, 2024, the Company entered into a Fourth Amendment to the Securities Purchase Agreement with its Series E Redeemable Convertible Preferred Stock purchasers, pursuant to which the Company and such parties agreed to amend the Completion Date to June 1, 2024.

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

Through March 31, 2026, 1,585 shares of Series E preferred stock have been cumulatively converted into 15,850,000,000 shares of common stock as a result of the Series E preferred stock conversion, and 12,026 shares of Series E preferred stock have been cumulatively redeemed, and approximately $12,004,000 has been paid for redemption. As of March 31, 2026, 1,111 shares of Series E preferred stock remained outstanding.

Stock Options and Restricted Stock

During the three months ended March 31, 2026 and 2025, no stock options of the Company were exercised into common stock.

All stock-based awards were fully amortized as of December 31, 2025. Accordingly, the Company recognized no stock-based compensation during the three months ended March 31, 2026, compared to $1,123,000 for the same period in 2025. Stock based compensation is included as part of total operating expenses in the accompanying unaudited condensed consolidated statements of operations.

Debt Settlement through Issuance of Common Stock

On December 31, 2025, the Company entered into a Stock Purchase and Satisfaction of Debt Agreement with Healthy Choice Wellness Corp. (“HCWC”), a related party. Pursuant to this agreement, the Company issued 43,889,786,222 shares of its common stock to HCWC at a contractual price of $0.00009 per share, in full and final settlement of a related party payable, which had a carrying value of $3,950,080 as of the settlement date. In accordance with the Company’s accounting policy for related party transactions, the payable was extinguished at its carrying amount, and no gain or loss was recognized.

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

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of stock awards. For the three months ended March 31, 2026 and 2025, diluted EPS is the same as basic EPS because all potentially dilutive securities are anti-dilutive due to the net loss. Under GAAP, diluted EPS must be disclosed even when equal to basic EPS. All potentially dilutive securities were excluded from the diluted EPS calculation because their inclusion would have been anti-dilutive (i.e., reduce the loss per share), which is not permitted under GAAP.

The following table summarizes the Company’s securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	As of March 31,
	2026	2025
Preferred stock	11,111,000,000	11,111,000,000
Stock options	67,587,222,200	67,587,222,200
Restricted stock	-	26,543,750,000
Total	78,698,222,200	105,241,972,200

The following table sets forth the computation of basic and diluted earnings per share attributable to the Company’s stockholders.

	Three Months Ended March 31,
	2026	2025

NET LOSS	$(786,795)	$(2,183,676)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES	526,423,085,273	481,266,632,384

BASIC AND DILUTED NET LOSS PER SHARE	$-	$-

NOTE 9. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

There were two lawsuits in connection with alleged claimed battery defects for an electronic cigarette device. One has been dismissed by the court wherein the plaintiff settled with the Company’s insurance carrier with no economic impact to the Company. In the second lawsuit, as of December 31, 2023, the Company had reached an arrangement with the plaintiff to resolve the matter, limiting potential exposure to $1.5 million which was reflected in accounts payable and accrued expenses, representing management’s estimate of the probable settlement amount based on the current status of discussions. This arrangement was formalized by a signed agreement on July 1, 2024 and the Company has accrued $1.5 million at June 30, 2024. As of May 31, 2025, the Company already paid $1.5 million in full.

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

In March 2026, the Patent Trial and Appeal Board issued a decision in favor of RJR in the ongoing patent dispute. The Company is currently evaluating its options and expects to file an appeal of the ruling.

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations as of March 31, 2026. With respect to legal costs, we record such costs as incurred.

NOTE 10. RELATED PARTY TRANSACTIONS

Prior to the Spin-Off, HCWC was a subsidiary of HCMC. Following the Spin-Off on September 13, 2024, the Company and HCWC operate as separate, publicly traded companies, though they remain related parties due to common ownership history and ongoing agreements.

Due to Related Party

Prior to the Spin-Off, there was no intercompany agreement between the Company and HCWC. Management has determined that intercompany receivables and payables will be settled within twelve months after the balance sheet date. As a result, the Company’s intercompany balances are reflected as “due to” or “due from” accounts in the consolidated balance sheets. After the Spin-Off, the Company and HCWC provided services to each other pursuant to the separation agreements to facilitate a smooth transition. The Company had a net due to related party balance of $0.1 million and $0 million to HCWC as of March 31, 2026 and December 31, 2025, respectively.

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

Agreements with HCWC

The Company entered into several agreements with HCWC that, among other things, affect the separation and govern the relationship of the parties following the Spin-Off. These agreements include:

●	a Separation Agreement that sets forth HCMC’s and HCWC’s agreements regarding the principal actions that both parties take in connection with the Spin-Off and aspects of our relationship following the Spin-Off;
●	a Transition Services Agreement pursuant to which HCMC and HCWC provide each other specified services on a transitional basis to help ensure an orderly transition following the Spin-Off.
●	a Tax Matters Agreement (“TMA”) that governs the respective rights, responsibilities and obligations of HCMC and HCWC after the Spin-Off with respect to all tax matters and includes restrictions to preserve the tax-free status of the Spin-Off; and
●	an Employee Matters Agreement (“EMA”) that addresses employment, compensation and benefits matters, including the allocation and treatment of assets and liabilities arising out of employee compensation and benefits programs in which our employees participated prior to the Spin-Off.

Under the terms of the transition services agreement, the HCMC and HCWC provide to each other, on a transitional basis, certain services or functions, including information technology, accounting, human resources, and payroll functions. Generally, these services continue for a period of up to one year following the Spin-Off. Consideration and costs for the transition services are determined using several billing methodologies as described in the agreements, including customary billing and pass-through billing.

NOTE 11. SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were available to be issued. Based upon this review, the Company identified the following subsequent event that would have required disclosure in the condensed consolidated financial statements.

Subsequent to March 31, 2026, the Company entered into a three-year consulting agreement with a third-party consultant effective April 24, 2026. Under the agreement, the consultant will receive warrants to purchase 10 billion shares of common stock annually at $0.0001 per share, for three years. The consultant will provide crypto acquisition strategy services, including identifying, purchasing, and advising on the sale of crypto tokens. The Company may terminate the agreement for cause, upon which only vested warrants are payable.

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

As disclosed in Note 1 to the condensed consolidated financial statements, the Company entered into a Distribution Agreement on November 27, 2025, to commercialize a new product line, Quitcubes, utilizing the Company’s NatureTine™ ingredient. The distributor is responsible for marketing, customer fulfillment, and website management, while the Company is responsible for manufacturing. The launch was originally anticipated in the first quarter of 2026 but was delayed as the Company established the necessary operational infrastructure. As a result, the Company recorded no net sales from Quitcubes for the three months ended March 31, 2026. Subsequent to quarter end, the Company has made significant progress and expects the official commercial launch to occur in June 2026. Management believes the successful launch of Quitcubes is critical to generating future revenue and addressing the Company’s recurring losses.

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

The Company currently and historically has reported net losses and cash outflows from operations. As of March 31, 2026, the Company had cash and cash equivalent of approximately $1.1 million and negative working capital of $0.8 million. The Company’s liquidity needs through March 31, 2026 have been satisfied through financing agreement with private lenders.

On March 27, 2026, the Company terminated its prior $5 million credit facility with a private lender, and entered into a new $5 million Sabby Loan Agreement. The Sabby Facility matures on December 31, 2026, bears interest at 12% per annum, and allows for advances from time to time subject to the terms and conditions of the loan agreement. In connection with the Sabby Facility, the Company received an initial advance of $500,000. The remaining $4.5 million is available for future draws.

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

Management believes that the Company’s cash on hand, together with the availability of up to $4.5 million in additional draws under the Sabby Loan Agreement, will enable the Company to meet its obligations and capital requirements for at least twelve months from the date these financial statements are issued. Accordingly, no adjustment has been made to the financial statements to account for this uncertainty.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated Statements of Operations for the three months ended March 31, 2026 and 2025 that is used in the following discussions of our results of operations:

	Three Months Ended March 31,		2026 to 2025
	2026	2025	Change $
SALES, NET	$-	$1,780	$(1,780)

COST OF SALES	-	1,478	(1,478)

GROSS PROFIT	-	302	(302)

OPERATING EXPENSES	806,624	2,169,715	(1,363,091)

LOSS FROM OPERATIONS	(806,624)	(2,169,413)	1,362,789

OTHER INCOME (EXPENSE)
Interest income, net	7,329	8,546	(1,217)
Other income, net	12,500	(22,809)	35,309
TOTAL OTHER INCOME (EXPENSE), NET	19,829	(14,263)	34,092

NET LOSS	$(786,795)	$(2,183,676)	$1,396,881

Net sales and cost of sales were de minimis for the three months ended March 31, 2026 and 2025. The Company closed all its brick-and-mortar retail vape stores, as management had shifted its retail sales focus to the wholesale and online channel. The sales and cost of sales for the three months ended March 31, 2026 and 2025 continued to be significantly impacted by the inability to bring new products to market via distribution.

Total operating expenses decreased by $1.4 million to $0.8 million for the three months ended March 31, 2026, compared to $2.2 million for the same period in 2025. The decrease was primarily attributable to a $1.1 million reduction in stock-based compensation expense, as well as a $0.3 million decrease in professional fees, payroll and benefits, and insurance expense.

Total other income (expense), net $20,000 for the three months ended March 31, 2026 was mainly attributable to interest income of approximately $7,000 and $13,000 miscellaneous income. Total other income (expense), net of $14,000 for the three months ended March 31, 2025 consists of $23,000 loss on asset disposal offset by net interest income of $9,000.

Liquidity and Capital Resources

The following table and the discussion present the Company’s cash activities on continuing basis for three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(608,876)	$(984,611)
Investing activities	-	-
Financing activities	606,022	513,352
Total net decrease in cash	$(2,854)	$(471,259)

Our net cash used in operating activities of approximately $0.6 million for the three months ended March 31, 2026 resulted from a net loss of $0.8 million, offset by a non-cash adjustment of approximately $13,000 and a net cash change of $0.2 million from changes in operating assets and liabilities. Our net cash used in operating activities of approximately $1.0 million for the three months ended March 31, 2025 resulted from a net loss of $2.2 million, offset by a non-cash adjustment of $1.2 million and a net cash change of $40,000 from changes in operating assets and liabilities.

There was no cash used in investing activities for the three months ended March 31, 2026 and 2025.

The net cash provided by financing activities of $0.6 million for the three months ended March 31, 2026 is primarily due to $0.1 million net transfers from HCWC and $0.5 million cash proceeds from Sabby loan advance. The net cash provided by financing activities of $0.5 million for the three months ended March 31, 2025 is primarily due to $1.0 million net transfer from HCWC and $0.5 million cash payment of the credit line.

At March 31, 2026 and December 31, 2025, we did not have any material financial guarantees or other contractual commitments with vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. Most of our cash and cash equivalent are concentrated in one financial institution and is generally in excess of the FDIC insurance limit. The Company has not experienced any losses on its cash. The following table presents the Company’s cash position as of March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
Cash and cash equivalent	$1,137,634	$1,140,488
Total assets	$1,434,534	$1,467,870
Cash and cash equivalent as a percentage of total assets	79.3%	77.7%

The Company reported a net loss from continuing operation of $0.8 million for the three months ended March 31, 2026. The Company also had negative working capital of $0.8 million. The Company expects to continue incurring losses for the foreseeable future.

The Company anticipates its current cash and its ability to draw up to $4.5 million under the Sabby Loan Agreement will be sufficient to meet projected operating expenses for the foreseeable future through at least twelve months from the issuance of the condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, carried out an evaluation on internal controls as of March 31, 2026 in regard to the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. As a result of the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was ineffective as of March 31, 2026 and noted the material weaknesses as follows:

●	Failure to have properly documented and designed disclosure controls and procedures and testing of the operating effectiveness of our internal control over financial reporting.

●	Segregation of duties due to lack of personnel.

●	The Company had ineffective design, implementation and, operation of controls over logical access, program change management, and vendor management controls. The Company’s controls on IT should have included the following:

◌	Appropriate restrictions that would adequately prevent users from gaining inappropriate access to the financially relevant systems.

◌	IT program and data changes affecting the Company’s financial IT applications and underlying accounting records, should be identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate.

◌	Obtaining and reviewing key third party service provider SOC reports.

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of March 31, 2026 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Changes in Internal Controls over Financing Reporting

Except as detailed above, during the three months ended March 31, 2026, there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There were two lawsuits in connection with alleged claimed battery defects for an electronic cigarette device. One had been dismissed by the court wherein the plaintiff settled with the Company’s insurance carrier with no economic impact to the Company. In the second lawsuit, as of December 31, 2023, the Company had reached an arrangement with the plaintiff to resolve the matter, limiting potential exposure of the Company to $1.5 million which was reflected in accounts payable and accrued expenses, representing management’s estimate of the probable settlement amount based on the current status of discussions. This arrangement was formalized by a signed agreement on July 1, 2024 and the Company accrued $1.5 million at June 30, 2024. As of May 31, 2025, the Company already paid $1,500,000 in full.

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

In March 2026, the Patent Trial and Appeal Board issued a decision in favor of RJR in the ongoing patent dispute. The Company is currently evaluating its options and expects to file an appeal of the ruling.

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations as of March 31, 2026. With respect to legal costs, we record such costs as incurred.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS.

See the exhibits listed in the accompanying “Index to Exhibits.”

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
10.1	Loan Agreement, dated as of March 27, 2026, among Healthier Choices Management Corp., and Sabby Volatility Warrant Master Fund, Ltd.	8-K	4/3/2026	10.1
10.2	Letter Agreement, dated March 27, 2026, by and between HCMC and Hal Mintz	8-K	4/3/2026	10.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive Officer (906)				Furnished *
32.2	Certification of Principal Financial Officer (906)				Furnished *
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				Filed

* This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHIER CHOICES MANAGEMENT CORP.

Date: May 14, 2026	By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer

Date: May 14, 2026	By:	/s/ John Ollet
John Ollet
Chief Financial Officer

