Form 10-Q
period 2026-06-30
Healthier Choices Management Corp.
filed 2026-08-19
CIK 844856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	HCMC	OTC Pink Marketplace

As of August 19, 2026, there were 527,156,418,606 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

TABLE OF CONTENTS

PAGE

PART I FINANCIAL INFORMATION	3

ITEM 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	3

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)	4

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity for the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	21

ITEM 4. Controls and Procedures	21

PART II OTHER INFORMATION	23

ITEM 1. Legal Proceedings	23

ITEM 1A. Risk Factors	23

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

ITEM 3. Defaults Upon Senior Securities	23

ITEM 4. Mine Safety Disclosures	23

ITEM 5. Other Information	23

ITEM 6. Exhibits	23

Signatures	25

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026 (Unaudited)	December 31, 2025

ASSETS
CURRENT ASSETS
Cash and cash equivalent	$1,197,082	$1,140,488
Accounts receivable, net	199	199
Inventories	36,755	36,148
Prepaid expenses and vendor deposits	57,204	62,891
Restricted cash	100,000	100,000
TOTAL CURRENT ASSETS	1,391,240	1,339,726

Property, plant, and equipment, net of accumulated depreciation	3,814	7,789
Intangible assets, net of accumulated amortization	99,464	119,026
Right of use asset – operating lease, net	-	1,329
TOTAL ASSETS	$1,494,518	$1,467,870

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$519,880	$1,588,935
Loan payable, current	1,420,382	-
Operating lease liability, current	-	1,329
Due to related party	180,084	-
TOTAL LIABILITIES	2,120,346	1,590,264

COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)

CONVERTIBLE PREFERRED STOCK
Series E redeemable convertible preferred stock, $1,000 par value per share, 14,722 shares authorized, 1,111 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively; aggregate liquidation preference of $1.1 million as of June 30, 2026 and December 31, 2025, respectively.	1,111,100	1,111,100
STOCKHOLDERS’ DEFICIT
Common Stock, $0.0001 par value per share, 750,000,000,000 shares authorized; 527,156,418,606 and 525,156,418,606 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	52,715,642	52,515,642
Additional paid-in capital	28,312,529	28,304,404
Accumulated deficit	(82,765,099)	(82,053,540)
TOTAL STOCKHOLDERS’ DEFICIT	(1,736,928)	(1,233,494)

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$1,494,518	$1,467,870

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
SALES, NET	$-	$1,000	$-	$2,780

COST OF SALES	-	23,834	-	25,312

GROSS PROFIT	-	(22,834)	-	(22,532)

OPERATING EXPENSES	243,767	1,980,776	1,050,392	4,150,490

RECLASSIFICATION OF PAYROLL EXPENSE – TSA TERMINATION	(328,373)	-	(328,373)	-

GAIN (LOSS) FROM OPERATIONS	84,606	(2,003,610)	(722,019)	(4,173,022)

OTHER INCOME (EXPENSE)
Loss on disposal of asset	-	-	-	(22,809)
Other income, net	-	3,070	12,500	3,070
Interest (expense) income, net	(9,370)	8,743	(2,040)	17,288
TOTAL OTHER (EXPENSE) INCOME, NET	(9,370)	11,813	10,460	(2,451)

NET INCOME (LOSS)	$75,236	$(1,991,797)	$(711,559)	$(4,175,473)

NET LOSS PER SHARE-BASIC AND DILUTED	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	527,156,418,606	481,266,632,384	526,791,777,722	481,266,632,384

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

	Series E Redeemable Convertible Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance – April 1, 2026	1,111	$1,111,100	527,156,418,606	$52,715,642	$28,304,404	$(82,840,335)	$(1,820,289)
Warrants vested for services	-	-	-	-	8,125	-	8,125
Net income	-	-	-	-	-	75,236	75,236
Balance – June 30, 2026	1,111	$1,111,100	527,156,418,606	$52,715,642	$28,312,529	$(82,765,099)	$(1,736,928)

	Series E Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – April 1, 2025	1,111	$1,111,100	481,266,632,384	$48,126,663	$26,470,358	$(77,219,271)	$(2,622,250)
Stock-based compensation expense	-	-	-	-	1,122,583	-	1,122,583
Net loss	-	-	-	-	-	(1,991,797)	(1,991,797)
Balance – June 30, 2025	1,111	$1,111,100	481,266,632,384	$48,126,663	$27,592,941	(79,211,068)	$(3,491,464)

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

	Series E Redeemable Convertible				Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2026	1,111	$1,111,100	525,156,418,606	$52,515,642	$28,304,404	$(82,053,540)	$(1,233,494)
Issuance of common stock for debt settlement	-	-	2,000,000,000	200,000	-	-	200,000
Warrants vested for services	-	-	-	-	8,125	-	8,125
Net loss	-	-	-	-	-	(711,559)	(711,559)
Balance – June 30, 2026	1,111	$1,111,100	527,156,418,606	$52,715,642	$28,312,529	$(82,765,099)	$(1,736,928)

	Series E Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2025	1,111	$1,111,100	481,266,632,384	$48,126,663	$25,347,774	$(75,035,595)	$(1,561,158)
Stock-based compensation expense	-	-	-	-	2,245,167	-	2,245,167
Net loss	-	-	-	-	-	(4,175,473)	(4,175,473)
Balance – June 30, 2025	1,111	$1,111,100	481,266,632,384	$48,126,663	$27,592,941	$(79,211,068)	$(3,491,464)

See notes to unaudited condensed consolidated financial statements

HEALTHIER CHOICES MANAGEMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(711,559)	$(4,175,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,537	26,309
Loss on asset disposal	-	22,809
Warrants vested for services	8,125	-
Amortization of debt discount	2,753	-
Amortization of right-of-use asset	1,329	1,538
Stock-based compensation expense	-	2,245,166
Changes in operating assets and liabilities:
Inventories	(607)	8,215
Prepaid expenses and vendor deposits	5,687	102,552
Other current assets	-	(5,500)
Due to related party	45,264	2,399
Accounts payable and accrued expenses	5,945	(218,855)
Lease liability	(1,329)	(1,539)
NET CASH USED IN OPERATING ACTIVITIES	(620,855)	(1,992,379)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan agreement	492,629	-
Proceeds from convertible note payable	50,000	-
Payment on line of credit	-	(453,232)
Due to related party	134,820	1,918,687
NET CASH PROVIDED BY FINANCING ACTIVITIES	677,449	1,465,455

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENT AND RESTRICTED CASH	56,594	(526,924)

CASH, CASH EQUIVALENT AND RESTRICTED CASH— BEGINNING OF PERIOD	1,240,488	1,746,799
CASH, CASH EQUIVALENT AND RESTRICTED CASH — END OF PERIOD	$1,297,082	$1,219,875

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$582
Cash paid for income tax	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of promissory note in connection with debt settlement	$875,000	$-
Issuance of common stock to settle debt	$200,000	$-

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

The launch of the Quitcubes product line, originally anticipated to commence in the first quarter of 2026, was delayed as the Company worked to establish the necessary operational infrastructure to execute the Distribution Agreement. As a result, the Company recorded no net sales from the Quitcubes product line for the three and six months ended June 30, 2026.

Subsequent to June 30, 2026, the Company has made significant progress in establishing the required operational infrastructure. Management is now working with the distributor to finalize the remaining steps and expects the official commercial launch of the Quitcubes product line to occur in the third quarter of 2026. However, there can be no assurance that the launch will occur as planned, or if launched, that the product line will generate material revenue or positive cash flow.

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

The Company currently and historically has reported net losses and cash outflows from operations. As of June 30, 2026, the Company had cash and cash equivalent of approximately $1.2 million and negative working capital of $0.7 million. The Company’s liquidity needs through June 30, 2026 have been satisfied through financing agreement with private lenders.

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

On June 26, 2026, the Company received $50,000 in cash proceeds from Pinz Capital Special Opportunities Fund, LP in connection with a convertible promissory note. The formal loan agreement was executed on July 6, 2026. The note matures on May 5, 2030, bears interest at 12% per annum, with principal and interest due in ten equal monthly installments beginning on the third anniversary of issuance, subject to earlier conversion. The proceeds from this note provided additional liquidity to support the Company’s operations.

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

Management believes that the Company’s cash on hand, together with the availability of up to $4.5 million in additional draws under the Sabby Loan Agreement, and the $50,000 in proceeds from the June 26, 2026 convertible note, will enable the Company to meet its obligations and capital requirements for at least the twelve months from the date of this filing. Accordingly, no adjustment has been made to the financial statements to account for this uncertainty.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2026. The condensed consolidated balance sheet as of December 31, 2025 was derived from the Company’s audited 2025 financial statements contained in the above referenced Form 10-K. Results of the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the full year ending December 31, 2026.

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

A summary of the financial institution that had cash, cash equivalent and restricted cash in excess of FDIC limits of $250,000 on June 30, 2026 and December 31, 2025 is presented below:

	June 30, 2026	December 31, 2025
Total cash and cash equivalent in excess of FDIC limits of $250,000	$894,804	$880,191

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

The following table provides a reconciliation of cash, cash equivalent and restricted cash to amounts shown in unaudited condensed consolidated statements of cash flow:

	June 30, 2026	December 31, 2025
Cash and cash equivalent	$1,197,082	$1,140,488
Restricted cash	100,000	100,000
Total cash and restricted cash	$1,297,082	$1,240,488

Restricted Cash

The Company’s restricted cash consisted of cash balances which were restricted as to withdrawal or usage under the August 18, 2022 Securities Purchase Agreement for the purpose of funding any amounts due under the Series E Certificate of Designation upon the redemption of the Series E Preferred Stock.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2026	December 31, 2025
Furniture and fixtures	33,895	33,895
Computer hardware & equipment	50,522	50,522
Other fixed assets	8,056	8,056
Property and equipment, gross	92,473	92,473
Less: accumulated depreciation and amortization	(88,659)	(84,684)
Total property, plant, and equipment	$3,814	$7,789

The Company incurred approximately $2,000 of depreciation expense for the three months ended June 30, 2026 and 2025, and approximately $4,000 of depreciation expense for the six months ended June 30, 2026 and 2025, respectively.

NOTE 6. INTANGIBLE ASSETS

The Company’s intangible assets consist of patents and capitalized legal fees related to the patents. Intangible assets, net are as follows:

June 30, 2026	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent	10 years	$397,165	$(297,701)	$99,464
Intangible assets, net		$397,165	$(297,701)	$99,464

December 31, 2025	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent	10 years	397,165	(278,139)	119,026
Intangible assets, net		$397,165	$(278,139)	$119,026

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense was approximately $10,000 and $11,000 for the three months ended June 30, 2026 and 2025, and $20,000 and $22,000 for the six months ended June 30, 2026 and 2025, respectively. Future annual estimated amortization expense is as follows:

Years ending December 31,
2026 (remaining six months)	$18,618
2027	32,564
2028	23,333
2029	12,475
2030	3,428
Thereafter	9,046
Total	$99,464

NOTE 7. DEBT

Private Lender Credit Facility

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

As of June 30, 2026, the outstanding principal balance under the Sabby Facility was $500,000. The remaining $4,500,000 is available for future advances, subject to the terms and conditions of the Sabby Loan Agreement. Interest expense for the three months ended June 30, 2026 was approximately $15,000, compared to approximately $0 for the same period in 2025. Interest expense for the six months ended June 30, 2026 was approximately $16,000, compared to approximately $0 for the same period in 2025. Interest expense is recognized as incurred based on the outstanding principal balance and the contractual interest rate.

Promissory Note

On February 1, 2026, the Company entered into a Stock Purchase and Satisfaction of Debt Agreement with a legal vendor to settle outstanding amount in excess of $1.4 million. In connection with this agreement, the Company issued $875,000 promissory note to this legal vendor. The Note is non-interest-bearing and has no fixed maturity date. The principal amount of $875,000 becomes due immediately upon the first occurrence of any of the following events:

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

Convertible Promissory Note

On June 26, 2026, the Company received $50,000 in cash proceeds from Pinz Capital Special Opportunities Fund, LP in connection with a convertible promissory note. The formal loan agreement was executed on July 6, 2026. The note matures on May 5, 2030 and bears interest at 12% per annum, with principal and interest due in ten equal monthly installments beginning on the third anniversary of issuance, subject to earlier conversion. The Holder may convert principal and accrued interest at any time into common stock at $0.00009 per share, subject to a 9.9% beneficial ownership cap, resulting in approximately 555.6 million shares issuable upon full conversion of principal alone. In connection with the note, the Company also issued the Holder a warrant to purchase 250,000,000 shares of common stock. The note is unsecured and contains customary default provisions, including a share reserve requirement, transfer agent reserve letter, and default interest rate of up to 18% per annum.

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

On October 30, 2023, the Company entered into a Third Amendment to the Securities Purchase Agreement with its Series E Redeemable Convertible Preferred Stock purchasers. The parties agreed to: (1) set the initial conversion price for the Series E Preferred Stock to be the 5-day volume weighted average price measured using the 5 trading days preceding the purchase of the Series E Preferred Stock, (2) on the 40th calendar day (the “Reset Date”) after the sale of the Series E Preferred Stock, reset the conversion price in the event the closing price of the Class A common stock on such date is less than the initial conversion, (3) have the reset conversion price equal a 10% discount to the 5-day volume weighted average price measured using the 5 trading days preceding the Reset Date; provided, however, in no instance will the conversion price be reset below 30% of the initial conversion price, and (4) amend the date on which the obligation to acquire the Series E Preferred Stock ceases to March 1, 2024.

On February 20, 2024, the Company entered into a Fourth Amendment to the Securities Purchase Agreement with its Series E Redeemable Convertible Preferred Stock purchasers, pursuant to which the Company and such parties agreed to amend the date on which the obligation to acquire the Series E Preferred Stock ceases to June 1, 2024.

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

Through June 30, 2026, 1,585 shares of Series E preferred stock have been cumulatively converted into 15,850,000,000 shares of common stock as a result of the Series E preferred stock conversion, and 12,026 shares of Series E preferred stock have been cumulatively redeemed, and approximately $12,004,000 has been paid for redemption. As of June 30, 2026, 1,111 shares of Series E preferred stock remained outstanding.

Stock Options and Restricted Stock

During the three and six months ended June 30, 2026 and 2025, no stock options of the Company were exercised into common stock.

The Company recognized stock-based compensation of approximately $0 and $1,123,000 during the three months ended June 30, 2026 and 2025, and approximately $0 and $2,245,000 during the six months ended June 30, 2026 and 2025, respectively in connection with amortization of restricted stock and stock options. Stock based compensation is included as part of total operating expenses in the accompanying unaudited condensed consolidated statements of operations.

Warrants Granted for Services

On April 24, 2026, the Company entered into a Consulting Agreement with Active Ventures, LLC (the “Consultant”) to provide services related to developing a crypto acquisition strategy over a three-year consulting term. In consideration for these services, the Company granted the Consultant Pre-Funded Warrants to purchase up to 30,000,000,000 shares of common stock, exercisable at $0.0001 per share. The warrants vest in 12 equal tranches of 2,500,000,000 shares each, with Tranche 1 vesting on April 24, 2026, and the remaining tranches vesting at subsequent intervals over 33 months.

The warrants were valued at approximately $30,000 in the aggregate based on their grant-date fair value using the Black-Scholes option pricing model. Since the warrants were granted to a nonemployee, the graded vesting method is mandatory under ASC 718. Accordingly, compensation cost for each tranche is recognized over its respective vesting period. For the three and six months ended June 30, 2026, the Company recognized consulting expenses of approximately $8,000, representing the portions of all 12 tranches earned during the period. The expense is included in operating expenses in the accompanying condensed consolidated statements of operations. As of June 30, 2026, the warrants remained outstanding and unexercised, with Tranche 1 fully vested and Tranches 2 through 12 unvested.

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

Earning Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of stock awards. For the three and six months ended June 30, 2026 and 2025, diluted EPS is the same as basic EPS because all potentially dilutive securities are anti-dilutive. Under GAAP, diluted EPS must be disclosed even when equal to basic EPS. All potentially dilutive securities were excluded from the diluted EPS calculation because their inclusion would have been anti-dilutive (i.e., reduce the loss per share), which is not permitted under GAAP.

The following table summarizes the Company’s securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	As of June 30,
	2026	2025
Preferred stock	11,111,000,000	11,111,000,000
Stock options	67,587,222,200	67,587,222,200
Restricted stock	-	12,459,375,000
Pre-Funded Warrants	30,000,000,000	-
Total	108,698,222,200	91,157,597,200

The following table sets forth the computation of basic and diluted earnings per share attributable to the Company’s stockholders.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

NET INCOME (LOSS)	$75,236	$(1,991,797)	$(711,559)	$(4,175,473)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES	527,156,418,606	481,266,632,384	526,791,777,722	481,266,632,384

BASIC AND DILUTED NET LOSS PER SHARE	$-	$-	$-	$-

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

In March 2026, the Patent Trial and Appeal Board issued a decision in favor of RJR in the ongoing patent dispute. On June 1, 2026, HCMC filed an appeal to the ruling in the U.S. Court of Appeals for the Federal Circuit.

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations as of June 30, 2026. With respect to legal costs, we record such costs as incurred.

NOTE 10. RELATED PARTY TRANSACTIONS

Prior to the Spin-Off, HCWC was a subsidiary of HCMC. Following the Spin-Off on September 13, 2024, the Company and HCWC operate as separate, publicly traded companies, though they remain related parties due to common ownership history and ongoing agreements.

Due to Related Party

Prior to the Spin-Off, there was no intercompany agreement between the Company and HCWC. Management has determined that intercompany receivables and payables will be settled within twelve months after the balance sheet date. As a result, the Company’s intercompany balances are reflected as “due to” or “due from” accounts in the consolidated balance sheets. After the Spin-Off, the Company and HCWC provided services to each other pursuant to the separation agreements to facilitate a smooth transition. The Company had a net due to related party balance of $0.2 million and $0 million to HCWC as of June 30, 2026 and December 31, 2025, respectively.

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

Termination of Transition Services Agreement

On August 10, 2026, the Company and HCWC entered into a Termination Agreement, which formally terminated the TSA effective as of January 1, 2026. The Termination Agreement provides for a mutual release of any liability or obligation under the TSA from and after the effective date. As a result, no further services will be provided by the Company to HCWC under the TSA. Management determined that the payroll costs primarily benefited HCWC and that the corresponding liability was legally extinguished. Accordingly, during the three months ended June 30, 2026, the Company reclassified the payroll expense and recognized a reduction in operating expenses of $328,373. This reclassification is presented as “Reclassification of payroll expense – TSA termination” in the accompanying condensed consolidated statements of operations.

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

Digital Asset Initiative

On June 30, 2026, the Company publicly announced a new initiative to pursue opportunities in the digital asset ecosystem through its RAGE (Risk Assessment Gauging Enterprise) platform. On July 1, 2026 and July 8, 2026, the Company announced the acquisition of two digital tokens in connection with this initiative. As of the date of this filing, these tokens have not been delivered to the Company. No cash consideration has been paid, and no asset has been recognized on the balance sheet.

Subsequent to the balance sheet date, management has been actively evaluating this initiative in light of the Company’s current liquidity position, the volatility and regulatory uncertainties associated with the digital asset ecosystem, and the Company’s core strategic objectives. The Company will account for the tokens upon delivery in accordance with ASU 2023-08, which requires crypto assets within its scope to be measured at fair value with changes recognized in earnings. There can be no assurance that the tokens will be delivered, or if delivered, that they will generate any future revenue or positive cash flow.

Convertible Promissory Note

On July 6, 2026, the Company issued a convertible promissory note to Pinz Capital Special Opportunities Fund, LP in the principal amount of $50,000, maturing May 5, 2030. The note bears interest at 12% per annum, payable in kind, with principal and interest due in ten equal monthly installments beginning on the third anniversary of issuance, subject to earlier conversion. The Holder may convert principal and accrued interest at any time into common stock at $0.00009 per share, subject to a 9.9% beneficial ownership cap, resulting in approximately 555.6 million shares issuable upon full conversion of principal alone. In connection with the note, the Company also issued the Holder a warrant to purchase 250,000,000 shares of common stock. The note is unsecured and contains customary default provisions, including a share reserve requirement, transfer agent reserve letter, and default interest rate of up to 18% per annum.

Termination of Transition Services Agreement

On August 10, 2026, the Company and HCWC entered into a Termination Agreement, which formally terminated the Transition Services Agreement effective as of January 1, 2026. The Termination Agreement provides for a mutual release of any liability or obligation under the TSA from and after the effective date. As a result, no further services will be provided by the Company to HCWC under the TSA, and all outstanding balances thereunder will be settled in the normal course of business. See Note 10 – Related Party Transactions for additional information.

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

As disclosed in Note 1 to the condensed consolidated financial statements, the Company entered into a Distribution Agreement on November 27, 2025, to commercialize a new product line, Quitcubes, utilizing the Company’s NatureTine™ ingredient. The distributor is responsible for marketing, customer fulfillment, and website management, while the Company is responsible for manufacturing. The launch was originally anticipated in the first quarter of 2026 but was delayed as the Company established the necessary operational infrastructure. As a result, the Company recorded no net sales from Quitcubes for the three and six months ended June 30, 2026. Subsequent to quarter end, the Company has made significant progress and expects the official commercial launch to occur in the third quarter of 2026. Management believes the successful launch of Quitcubes is critical to generating future revenue and addressing the Company’s recurring losses.

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

The Company currently and historically has reported net losses and cash outflows from operations. As of June 30, 2026, the Company had cash and cash equivalent of approximately $1.2 million and negative working capital of $0.7 million. The Company’s liquidity needs through June 30, 2026 have been satisfied through financing agreement with private lenders.

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

On June 26, 2026, the Company received $50,000 in cash proceeds from Pinz Capital Special Opportunities Fund, LP in connection with a convertible promissory note. The formal loan agreement was executed on July 6, 2026. The note matures May 5, 2030, bears interest at 12% per annum, payable in kind, with principal and interest due in ten equal monthly installments beginning on the third anniversary of issuance, subject to earlier conversion. The proceeds from this note provided additional liquidity to support the Company’s operations.

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

Management believes that the Company’s cash on hand, together with the availability of up to $4.5 million in additional draws under the Sabby Loan Agreement, and the $50,000 in proceeds received on June 26, 2026 (with the formal loan agreement executed on July 6, 2026), will enable the Company to meet its obligations and capital requirements for at least twelve months from the date these financial statements are issued. Accordingly, no adjustment has been made to the financial statements to account for this uncertainty.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated Statements of Operations for the three months ended June 30, 2026 and 2025 that is used in the following discussions of our results of operations:

	Three Months Ended June 30,		2026 to 2025
	2026	2025	Change $
SALES, NET	$-	$1,000	$(1,000)

COST OF SALES	-	23,834	(23,834)

GROSS PROFIT	-	(22,834)	22,834

OPERATING EXPENSES	243,767	1,980,776	(1,737,009)

RECLASSIFICATION OF PAYROLL EXPENSE – TSA TERMINATION	(328,373)	-	(328,373)

GAIN (LOSS) FROM OPERATIONS	84,606	(2,003,610)	2,088,216

OTHER INCOME (EXPENSE)
Other income, net	-	3,070	(3,070)
Interest (expense) income, net	(9,370)	8,743	(18,113)
TOTAL OTHER (EXPENSE) INCOME, NET	(9,370)	11,813	(21,183)

NET INCOME (LOSS)	$75,236	$(1,991,797)	$2,067,033

Net sales and cost of sales were de minimis for the three months ended June 30, 2026 and 2025. The Company closed all its brick-and-mortar retail vape stores, as management had shifted its retail sales focus to the wholesale and online channel. The sales and cost of sales for the three months ended June 30, 2026 and 2025 continued to be significantly impacted by the inability to bring new products to market via distribution.

Total operating expenses decreased by approximately $1.7 million to $0.2 million for the three months ended June 30, 2026 compared to $2.0 million for the same period in 2025. After giving effect to the reclassification of payroll expense of $328,373 resulting from the termination of the TSA and mutual release of obligations with HCWC, total net operating expenses were $(84,606) for the three months ended June 30, 2026, representing a decrease of approximately $2.1 million from the same period in 2025. The decrease was driven by a $1.1 million reduction in stock-based compensation expense and a $0.7 million reduction in payroll and benefits, professional fees, and taxes, licenses and permits. In addition, the reclassification of shared payroll expense of approximately $0.3 million resulted from the termination of the TSA and mutual release of obligations with HCWC, as management determined that payroll costs incurred by HCMC during the period primarily benefited HCWC and should be allocated to HCWC, reducing operating expenses by $328,373 for the three months ended June 30, 2026.

Total other (expense) income, net was approximately $9,000 for the three months ended June 30, 2026, which was primarily attributable to interest expense. Total other (expense) income, net was $12,000 for the three months ended June 30, 2025, consisting of interest income of $9,000 and other miscellaneous income of $3,000.

The following table sets forth our unaudited condensed consolidated Statements of Operations for the six months ended June 30, 2026 and 2025 that is used in the following discussions of our results of operations:

	Six Months Ended June 30,		2026 to 2025
	2026	2025	Change $
SALES, NET	$-	$2,780	$(2,780)

COST OF SALES	-	25,312	(25,312)

GROSS PROFIT	-	(22,532)	22,532

OPERATING EXPENSES	1,050,392	4,150,490	(3,100,098)

RECLASSIFICATION OF PAYROLL EXPENSE – TSA TERMINATION	(328,373)	-	(328,373)

LOSS FROM OPERATIONS	(722,019)	(4,173,022)	3,451,003

OTHER INCOME (EXPENSE)
Loss on disposal of asset	-	(22,809)	22,809
Other income, net	12,500	3,070	9,430
Interest (expense) income, net	(2,040)	17,288	(19,328)
TOTAL OTHER INCOME (EXPENSE), NET	10,460	(2,451)	12,911

NET LOSS	$(711,559)	$(4,175,473)	$3,463,914

Net sales and cost of sales were de minimis for the six months ended June 30, 2026 and 2025. The Company closed all its brick-and-mortar retail vape stores, as management had shifted its retail sales focus to the wholesale and online channel. The sales and cost of sales for the six months ended June 30, 2026 and 2025 continued to be significantly impacted by the inability to bring new products to market via distribution.

Total operating expenses decreased by approximately $3.1 million to $1.1 million for the six months ended June 30, 2026 compared to $4.2 million for the same period in 2025. After giving effect to the reclassification of payroll expense of $328,373 resulting from the termination of the TSA and mutual release of obligations with HCWC, total net operating expenses were $722,019 for the six months ended June 30, 2026, representing a decrease of approximately $3.5 million from the same period in 2025. The decrease was driven by a $2.2 million reduction in stock-based compensation expense and a $0.9 million reduction in payroll and benefits, professional fees, and bank service fees. In addition, the reclassification of payroll expense of approximately $0.3 million resulted from the termination of the TSA and mutual release of obligations with HCWC, as management determined that payroll costs incurred by HCMC during the period primarily benefited HCWC and should be allocated to HCWC, reducing operating expenses by $328,373 for the six months ended June 30, 2026.

Total other income (expense), net was approximately $10,000 for the six months ended June 30, 2026, primarily attributable to a miscellaneous income of approximately $12,000 and partially offset by interest expense of approximately $2,000. Total other income (expense), net was $2,000 for the six months ended June 30, 2025, consisting of $22,000 loss on asset disposal, offset by net interest income of $17,000 and other miscellaneous income of $3,000.

Liquidity and Capital Resources

The following table and the discussion present the Company’s cash activities on continuing basis for six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(620,855)	$(1,992,379)
Investing activities	-	-
Financing activities	677,449	1,465,455
Total net increase (decrease) in cash	$56,594	$(526,924)

Our net cash used in operating activities of approximately $0.6 million for the six months ended June 30, 2026 resulted from a net loss of $0.7 million, offset by a non-cash adjustment of $36,000 and a net increase of $55,000 from changes in operating assets and liabilities. Our net cash used in operating activities of approximately $2.0 million for the six months ended June 30, 2025 resulted from a net loss of $4.2 million, offset by a non-cash adjustment of $2.3 million and a net cash change of $0.1 million from changes in operating assets and liabilities.

There was no cash used in investing activities for the six months ended June 30, 2026 and 2025.

The net cash provided by financing activities of $0.7 million for the six months ended June 30, 2026 is primarily due $0.1 million net transfers from HCWC, and $0.5 million cash proceeds from Sabby loan advance, and $50,000 cash proceeds from convertible note received on June 26, 2026 (with the formal loan agreement executed on July 6, 2026). The net cash provided by financing activities of $1.5 million for the six months ended June 30, 2025 is primarily due to $1.9 million net transfers from HCWC and $0.4 million cash payment of the credit line.

At June 30, 2026 and December 31, 2025, we did not have any material financial guarantees or other contractual commitments with vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash balances are kept liquid to support our operations. Most of our cash and cash equivalent are concentrated in one financial institution and is generally in excess of the FDIC insurance limit. The Company has not experienced any losses on its cash. The following table presents the Company’s cash position as of June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
Cash and cash equivalent	$1,197,082	$1,140,488
Total assets	$1,494,518	$1,467,870
Cash and cash equivalent as a percentage of total assets	80.1%	77.7%

The Company reported a net loss from continuing operation of $0.7 million for the six months ended June 30, 2026. The Company also had negative working capital of $0.7 million. The Company expects to continue incurring losses for the foreseeable future.

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

Evaluation of Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, carried out an evaluation on internal controls as of June 30, 2026 in regard to the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. As a result of the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was ineffective as of June 30, 2026 and noted the material weaknesses as follows:

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

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of June 30, 2026 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Changes in Internal Controls over Financing Reporting

Except as detailed above, during the quarter ended June 30, 2026, there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In March 2026, the Patent Trial and Appeal Board issued a decision in favor of RJR in the ongoing patent dispute. On June 1, 2026, HCMC filed an appeal to the ruling in the U.S. Court of Appeals for the Federal Circuit. The appeal is presently pending, with appeals briefs due at the end of August 2026, subject to extension of time.

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in aggregate, a material adverse effect on our financial condition or results of operations as of June 30, 2026. With respect to legal costs, we record such costs as incurred.

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

HEALTHIER CHOICES MANAGEMENT CORP.

Date: August 19, 2026	By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer

Date: August 19, 2026	By:	/s/ John Ollet
John Ollet
Chief Financial Officer

